Form 10-Q
period 1995-06-30
BIOCONTROL TECHNOLOGY INC
filed 1995-10-23
CIK 225211

CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 1995

Commission file number             0-10822


                           BIOCONTROL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)



Pennsylvania                                           25-1229323
(State of other jurisdiction                        (IRS Employer
of incorporation or organization)             Identification no.)


300 Indian Springs Road, Indiana, Pennsylvania 15701
(Address of principal executive offices)  ( Zip Code)

(412) 349-1811
Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   X        No

     As of June 30, 1995, 36,809,118 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART  I  FINANCIAL  STATEMENTS

Item 1. Financial  Statements


                         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                                   CONSOLIDATED  BALANCE  SHEETS


                                                                  June 30, 1995           Dec. 31, 1994
                                                                    (Unaudited)                  (Note)

CURRENT ASSETS
 Cash  and  equivalents                                       $      12,498,780            $  3,315,846
 Accounts  receivable                                                   120,211                  32,721
 Notes  receivable                                                      527,950                       0
 Interest receivable                                                     10,282                       0
 Inventory                                                              149,300                 181,144
 Prepaid  expenses                                                       72,910                 187,460

              TOTAL  CURRENT  ASSETS                                 13,379,433               3,717,171


PROPERTY, PLANT AND EQUIPMENT

 Building                                                               234,863                 233,818
 Leasehold improvements                                                 853,507                 597,243
 Furniture, fixtures and equipment                                      546,418                 524,598
 Machinery and equipment                                              3,028,805               2,695,888

    Subtotal                                                          4,663,593               4,051,547

  Less accumulated depreciation                                       1,834,486               1,631,586


                                                                      2,829,107               2,419,961

OTHER  ASSETS
 Notes  receivable  -  related  parties                                  95,900                  95,900
 Interest receivable                                                     37,285                  32,445
 Patents,  net  of  amortization                                         17,595                  19,761
 Other  assets                                                           81,393                  90,540

                                                                        232,173                 238,646

              TOTAL   ASSETS                                  $      16,440,713            $  6,375,778



Note: The Balance Sheet at December 31, 1994 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  BALANCE  SHEETS

                           (CONTINUED)


                                                                June 30, 1993           Dec. 31, 1994
                                                                  (Unaudited)                  (Note)
Current Liabilites
 Accounts  payable                                           $       257,883               $  643,364
 Current portion of long-term debt                                     3,222                   14,412
 Accrued  liabilities                                                115,740                  120,511
 Deferred revenue on contract billings                               326,000                  326,000

             TOTAL   CURRENT  LIABILITIES                            702,845                1,104,287


LONG-TERM LIABILITIES

 Accrued liabilities                                                 112,292                  109,833
 Long-term debt                                                       45,827                   53,368

                                                                     158,119                  163,201

STOCKHOLDERS'  EQUITY
 Series  1  convertible  preferred  stock,
  par  value  $10  per  share,  authorized
  500,000  shares  issuable  in  series -
  shares  issued  and  outstanding  5,490  at
  Jun. 30, 1995  and  at  Dec. 31, 1994                               54,900                  54,900
 Common  stock,  par  value  $.10  per  share,
   authorized  40,000,000  shares,  issued  and
   outstanding  36,809,118  at  Jun. 30, 1995  and
   29,311,079 at Dec. 31, 1994                                     3,680,912               2,931,108
  Additional  paid-in  capital                                    61,063,443              38,922,294
 Warrants                                                          6,716,305                       0
 Accumulated  deficit                                            (55,935,811)            (36,800,012)

           TOTAL  STOCKHOLDERS'  EQUITY                           15,579,749               5,108,290


              TOTAL  LIABILITIES  AND

                STOCKHOLDERS'  EQUITY                       $     16,440,713          $    6,375,778

Note: The Balance Sheet at December 31, 1994 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                 (Unaudited)


                                                            For the six months ended      For the three months ended

                                                                   Jun. 30,                        Jun. 30,


                                                              1995           1994            1995           1994
Revenues
   Sales                                                   $224,351          $74,093        $114,367      $20,093
   Interest income                                          124,512          137,439          95,548      113,079
   Other  income                                              3,750           11,446               0        (600)


                                                            352,613          222,978         209,915      132,572


Costs  and  expenses
   Cost  of  products  sold                                 129,630           38,990          78,438       11,259
   Research  and  development                             3,167,396        1,955,177       1,712,923      956,292
   Selling,  general  and  administrative                 4,703,990        3,462,952       2,462,787    2,268,579
   Warrant extensions                                     7,595,655                0       7,595,655            0
   Warrant extensions - Subsidiary                        4,650,000                0       4,650,000            0
   Interest  expense                                         10,138            3,933           3,736        2,386


                                                         20,256,809        5,461,052      16,503,539    3,238,516


Loss  before  unrelated investors' interest            (19,904,196)      (5,238,074)    (16,293,624)  (3,105,944)

Unrelated investors' interest in net loss
 of subsidiary                                              768,397          475,800         720,941      262,633



   Net  loss                                           ($19,135,799)    ($4,762,274)    ($15,572,683) (2,843,311)


   Loss  per  common  share                                  ($0.58)         ($0.19)          ($0.47)     ($0.11)


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                               For the six months           For the three months
                                                                     ended                         ended

                                                                    Jun. 30,                      Jun. 30,

                                                               1993           1995            1994           1995

Cash  flows  used  by  operating  activities:
  Net  loss                                                ($19,135,799)   ($4,762,274)   ($15,572,682)   ($2,843,311)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                              202,900         76,340          98,059         38,029
    Unrelated  investors'  interest  in  subsidiary            (768,397)      (475,800)       (720,941)      (262,633)
    Stock issued in exchange for services                         73,623        367,001          41,900        131,999
    Stock issued in exchange for services by subsidiary           47,250         25,200          21,000         25,200
    Warrant extensions                                         7,595,655              0       7,595,655              0
    Warrant extensions exercised                               (879,350)              0       (879,350)              0
    Warrant extensions by subsidiary                           4,650,000              0       4,650,000              0
    Warrant extensions exercised                                 879,350              0         879,350              0
    Increase (decrease)  in  accounts  receivable               (87,490)         41,600          18,919       (13,792)
    (Increase) decrease in inventories                            31,844       (80,489)         (2,982)       (50,771)
    (Increase) decrease  in  prepaid  expenses                   114,550       (35,287)          56,864       (57,124)
    (Increase) decrease  in  other  assets                      (10,282)         29,156         (7,619)          1,578
    (Decrease)  increase in  accounts  payable                 (385,481)       (26,662)       (231,406)        131,121
    (Decrease) increase  in  other  liabilities                  (2,312)          6,241           1,837       (28,052)
    Increase  in  deferred  revenue  on  contract billing              0        126,500          27,750         36,000


       Net  cash  flow  used  by  operating activities       (7,673,939)    (4,708,474)     (4,023,646)    (2,891,756)


Cash  flows  from  investing  activities:

    Purchase  of  property, plant and equipment                (612,046)      (428,191)       (385,754)      (348,352)
    Decrease (increase) in  notes  receivable                  (527,950)         45,000       (327,950)              0
    Decrease  in  other  assets                                    6,473          5,331           5,528         47,173


     Net  cash  provided  (used)  by  investing              (1,133,523)      (377,860)       (708,176)      (301,179)


Cash  flows  from  financing  activities:

  Proceeds  from  sale  by  subsidiaries  of
   its  common  stock                                          1,479,263        828,644       1,297,853        444,554
  Proceeds  from  stock  offering                             16,370,789     12,400,750      12,856,619      1,884,927
  Proceeds  from  warrants  exercised                            156,175        234,500          74,375        115,200
  Proceeds  from  warrants  exercised-subsidiary                   2,900              0           2,500              0
  Net (decrease) increase in notes payable                      (18,731)         10,405        (34,535)       (23,683)


     Net  cash  provided  by  financing  activities           17,990,396     13,474,299      14,196,812      2,420,998



  Increase (decrease)  in  cash  and  equivalents              9,182,934      8,387,965       9,464,990      (771,937)
  Cash  and  equivalents,  beginning  of  period               3,315,846      1,540,960       3,033,790     10,700,862


  Cash  and  equivalents,  end  of  period                   $12,498,780     $9,928,925      $12,498,780     $9,928,925

See  notes  to  consolidated  financial  statements.

                 BIOCONTROL TECHNOLOGY, INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 88.97% owned subsidiary, Coraflex, Inc., and its 51% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its wholly owned subsidiary, Barnacle Ban Inc.,
(Barnacle Ban) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 1995, and June 30, 1994, were 32,814,456 and 25,194,270, respectively.


NOTE C - Stockholders Equity

      During the three months ended June 30, 1995, the Company issued 4,449,854 shares of its registered common stock pursuant to its form S-1 registration statement. In addition, warrants were exercised to purchase 185,000 shares of common stock. (See "Management's Discussion and Analysis").

      During the three months ended June 30, 1995, the Company extended the exercise date of warrants to purchase 1,969,500 shares of common stock to certain officers, directors, employees and consultants. Of the 1,969,500 warrant shares, 1,649,500 and 320,000 warrant shares were originally granted at an exercise price of $.25 and $.33, respectively; and extended at their original price. The fair market value of the stock when the extensions were granted for 549,500 warrant shares at $4.34, for 1,100,000 warrants shares at $4.09 and for 320,000 warrant shares at $3.84. The Company recorded a $7,595,655 expense for the difference between the fair market values and the warrant's exercise prices.

      On May 8, 1995, the Company's Board of Directors unanimously consented to accept from Diasense, Inc., 3,000,000 shares of unregistered common stock of which the Company's and Diasense Inc.'s Boards have assigned a value of $3.50 per share for partial payment of the debt owed by Diasense to the Company.


NOTE D - Stockholders Equity - Subsidiary

      During the period ending June 30, 1995, the Company's subsidiary, Diasense Inc., extended the exercise date of warrants to purchase 1,550, 000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $4,650,000 expense for the difference between the fair market value and the warrant price.


NOTE E - Subsequent Events

      On  July  12,  1995,  the Company purchased  1,200,000
shares  of  Diasense's  unregistered  common  stock  at   an
assigned price of $3.50 per share.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

     Cash increased from $3,315,846 at December 31, 1994, to $12,498,780 at June 30, 1995. This increase was attributable to the Company's sale of registered stock to various investors. During the second quarter the Company had
$2,264,946 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor, and sensor related general and administrative expenses. The Company also had net cash used by investing activities of $708,176, which included equipment associated with developmental activities and leasehold improvements on the manufacturing plant.

      The Company continued to fund operations solely from sales of its common stock. During the second quarter, the Company issued a total of 4,449,854 shares of its registered common stock during the three months ended June 30, 1995, aggregating $12,856,619 after commissions and fees. Proceeds from the sales were used to continue to fund the Company's research and development projects, to fund leasehold improvements on the manufacturing plant and to provide working capital for the Company.

      During the three months ended June 30, 1995, warrants to purchase 185,000 shares of common stock were exercised aggregating $74,375. Proceeds from the exercised warrants were used to continue to fund the Company's research and development projects and to provide working capital for the Company.


Results of Operations

      Sales during the second quarter increased from $20,093 in 1994 to $114,367 in 1995 and from $74,093 for the six month period ended June 30, 1994 to $224,351 for the six month period ended June 30, 1995. The increase was primary due to the sales of its Functional Electrical Stimulators and foreign paint sales from the Company's subsidiary, Barnacle Ban.

      Interest income decreased during the second quarter from $113,079 in 1994 to $95,548 in 1995 and from $137,439 for the six month period ended June 30, 1994 to $124,512 for the six month period ended June 30, 1995. The decrease was due to the Company's average amounts invested being lower when compared to the 1994 periods.

      Costs of Products Sold increased during the second quarter from $11,259 in 1994 to $78,438 in 1995 and from $38,990 for the six month period ended June 30, 1994 to $129,630 for the six month period ended June 30, 1995. The increase was primarily due to the Company's sales of the

Functional Electrical Stimulators and paint from the Company's subsidiary, Barnacle Ban.

      Research and Development expenses increased during the second quarter from $956,292 in 1994 to $1,712,923 in 1995 and from $1,955,177 for the six month period ended June 30, 1994 to $3,167,396 for the six month period ended June 30, 1995. The increase was due to the Company's increased level of activities associated with the research and development of the non invasive glucose sensor and other projects.

      Selling, General and Administrative expenses increased during the second quarter from $2,268,579 in 1994 to $2,462,787 in 1995 and from $3,462,952 for the six month period ended June 30, 1994 to $4,703,990 for the six month period ended June 30, 1995. The increase was due to the Company's increase in payroll expenses as a result of the recruitment and hiring of new employees, primarily for the purpose of developing and promoting the glucose sensor.

      Interest expense increased during the second quarter from $2,386 in 1994 to $3,736 in 1995 and from $3,933 for the six month period ended June 30, 1994 to $10,138 for the six month period ended June 30, 1995. The increase is the result of the Company's financing of various equipment for administrative and research and development purposes.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits
     (B)  Reports on Form 8-K
          (1) A report on form 8-K dated April 7, 1995, with respect to Item 5 other events and Item
               7 (c), Exhibit.

          (2) A report on form 8-K dated April 25, 1995, with respect to Item 5 other events and Item
               7 (c), Exhibit.

          (3)  A  report on form 8-K dated May 4, 1995, with
               respect  to  Item 5 other events and  Item  7
               (c), Exhibit.

          (4) A report on form 8-K dated June 22, 1995, with respect to Item 5 other events and Item
               7 (c), Exhibit.

          (5) A report on form 8-K dated June 30, 1995, with respect to Item 5 other events and Item
               7 (c), Exhibit.

          (6) A report on form 8-K dated July 27, 1995, with respect to Item 5 other events and Item
               7 (c), Exhibit.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 1995.


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/ Fred E. Cooper
                                   Fred E. Cooper
                                   CEO and Director
                                  (principal financial officer and principal
                                   accounting officer)