Form 10-Q
period 1995-09-30
BIOCONTROL TECHNOLOGY INC
filed 1995-11-15
CIK 225211

CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended                  September 30, 1995

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

      As of September 30, 1995, 36,944,118 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART  I  FINANCIAL  STATEMENTS

Item 1. Financial Statements


            BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  BALANCE  SHEETS


                                                        Sep. 30, 1995        Dec. 31, 1994
                                                         (Unaudited)             (Note)
    CURRENT ASSETS
        Cash  and  equivalents                       $      7,211,764    $       3,315,846
        Accounts  receivable                                  235,222               32,721
        Notes  receivable                                   1,105,450                    0
        Interest receivable                                    27,661                    0
        Inventory                                             667,046              181,144
        Prepaid  expenses                                      63,961              187,460

                     TOTAL  CURRENT  ASSETS                 9,311,104            3,717,171

    PROPERTY, PLANT AND EQUIPMENT
        Building                                              234,863              233,818
        Leasehold improvements                              1,046,728              597,243
        Furniture, fixtures and equipment                     607,678              524,598
        Machinery and equipment                             3,160,316            2,695,888
           Subtotal                                         5,049,585            4,051,547

         Less accumulated depreciation                      1,953,812            1,631,586

                                                            3,095,773            2,419,961

    OTHER  ASSETS
        Notes  receivable  -  related  parties                 95,900               95,900
        Interest receivable                                    39,745               32,445
        Patents,  net  of  amortization                        16,512               19,761
        Other  assets                                          11,068               90,540

                                                              163,225              238,646


                     TOTAL   ASSETS                  $     12,570,102    $       6,375,778



    Note: The Balance Sheet at December 31, 1994 has been derived from audited financial statements at that date.

    See  notes  to  consolidated  financial  statements.

<PAGE

           BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
                              (CONTINUED)



                                                        Sep. 30, 1995          Dec. 31, 1994
                                                         (Unaudited)               (Note)
    CURRENT  LIABILITIES
        Accounts  payable                            $        371,528    $         643,364
        Current portion of long-term debt                      43,814               14,412
        Accrued  liabilities                                   87,156              120,511
        Partial billings on contract                          326,000              326,000


                     TOTAL   CURRENT  LIABILITIES             828,498            1,104,287

    LONG-TERM LIABILITIES
         Accrued liabilities                                  113,521              109,833
         Long-term debt                                        52,940               53,368

                                                              166,461              163,201

    STOCKHOLDERS'  EQUITY
         Series  1  convertible  preferred  stock,
            par  value  $10  per  share,  authorized
            500,000  shares  issuable  in  series -
            shares  issued  and  outstanding  5,490 at
            Sep. 30, 1995  and  at  Dec. 31, 1994              54,900               54,900
         Common  stock,  par  value  $.10  per share,
           authorized  40,000,000  shares,  issued and
           outstanding  36,944,118  at  Sep. 30, 1995 and
           29,311,079 at Dec. 31, 1994                      3,694,412            2,931,108
         Additional  paid-in  capital                      61,037,126           38,922,294
         Warrants                                           6,716,305                    0
         Accumulated  deficit                            (59,927,600)         (36,800,012)


                     TOTAL  STOCKHOLDERS'  EQUITY          11,575,143            5,108,290



                     TOTAL  LIABILITIES  AND
                         STOCKHOLDERS'  EQUITY       $     12,570,102    $       6,375,778



    Note: The Balance Sheet at December 31, 1994 has been derived from audited financial statements at that date.

    See  notes  to  consolidated  financial  statements.

            BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                              (Unaudited)


                                                             For the nine months ended          For the three months ended
                                                                      Sep. 30,                            Sep. 30,
                                                               1995              1994              1995              1994
    Revenues
        Sales                                           $    445,043      $    177,259      $    220,692      $    103,166
        Interest income                                      255,315           229,253           130,803            91,814
        Other  income                                          8,067            15,626             4,317             4,180


                                                             708,425           422,138           355,812           199,160


    Costs  and  expenses
        Cost  of  products  sold                             190,851            98,668            61,221            59,678
        Research  and  development                         4,964,869         3,507,323         1,797,473         1,552,146
        General  and  administrative                       7,271,201         5,254,756         2,567,211         1,791,804
        Warrant extensions                                 7,595,655                 0                 0                 0
        Warrant extensions-Subsidiary                      4,650,000                 0                 0                 0
        Interest  expense                                     13,470             5,112             3,332             1,179

                                                          24,686,046         8,865,859         4,429,237         3,404,807

    Loss  before  unrelated investors' interest         (23,977,621)       (8,443,721)       (4,073,425)       (3,205,647)

    Unrelated investors' interest in net loss of
     subsidiary                                              850,033           616,900            81,636           141,100


     Net  loss                                         ($23,127,588)      ($7,826,821)      ($3,991,789)      ($3,064,547)


     Loss  per  common  share                                ($0.68)           ($0.30)           ($0.12)           ($0.12)


  See  notes  to  consolidated  financial  statements.

            BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                               (Unaudited)


                                                             For the nine months ended          For the three months ended
                                                                      Sep. 30,                            Sep. 30,
                                                               1995              1994              1995              1994
   Cash flows used by operating activities:
    Net loss                                           ($23,127,588)      ($7,826,821)      ($3,991,789)      ($3,064,547)
    Adjustments to reconcile net loss to net
    cash used by operating activities :
     Depreciation and amortization                           322,226           114,996           119,326            38,656
     Unrelated investors' interest in subsidiary           (850,033)         (616,900)          (81,636)         (141,100)
     Stock issued in exchange for services                    73,623           367,001                 0                 0
     Stock issued in exchange for services by subsidiary      61,250            25,200            14,000                 0
     Warrant extensions                                    7,595,655                 0                 0                 0
     Warrant extensions by subsidiary                      4,650,000                 0                 0                 0
     (Increase) decrease in accounts receivable            (202,501)            96,707         (115,011)            55,107
     (Increase) decrease in inventories                    (485,902)           (2,019)         (517,746)            78,470
     (Increase) decrease in prepaid expenses                 123,499           (2,715)             8,949            32,572
     (Increase) decrease in other assets                      82,721             9,532            71,408          (19,624)
     (Decrease) increase in accounts payable               (271,836)          (30,803)           113,645           (5,807)
     (Decrease) increase in other liabilities               (29,667)            34,608          (27,355)            28,367
     (Decrease) increase in partial billings on contract           0            24,500                 0         (102,000)

       Net cash flow used by operating activities       (12,058,553)       (7,806,714)       (4,406,209)       (3,099,906)

   Cash flows from investing activities:
    Purchase of property, plant and equipment              (998,038)       (1,138,142)         (385,992)         (709,951)
    (Increase) decrease in notes receivable              (1,105,450)            45,000         (577,500)                 0
    (Increase) in interest receivable                       (34,961)          (90,889)          (19,839)          (96,220)

     Net cash used by investing activities               (2,138,449)       (1,184,031)         (983,331)         (806,171)

   Cash flows from financing activities:
    Proceeds from sale by subsidiaries of
    its common stock                                       1,636,232         1,044,897           156,969           216,253
    Proceeds from stock offering                          16,220,789        12,550,748         (150,000)           149,998
    Proceeds from warrants exercised                         200,725           241,450            44,550             6,950
    Proceeds from warrants exercised-subsidiary                6,200            35,000             3,300            35,000
    Net increase (decrease) in term-debt                      28,974             8,283            47,705           (2,122)
    Net (decrease) under capital lease obligation                  0           (2,661)                 0             (995)

     Net cash provided by financing activities            18,092,920        13,877,717           102,524           405,084


    Net increase (decrease) in cash and equivalents        3,895,918         4,886,972       (5,287,016)       (3,500,993)
    Cash and equivalents, beginning of period              3,315,846         1,540,960        12,498,780         9,928,925

    Cash and equivalents, end of period                   $7,211,764        $6,427,932        $7,211,764        $6,427,932

   See notes to consolidated financial statements.

                           BIOCONTROL TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

     The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 53% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its wholly owned subsidiaries Barnacle Ban Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Common Stock

     During the three months ended September 30, 1995, warrants were exercised to purchase 135,000 shares of common stock. (See "Management's Discussion and Analysis").

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 1995, and September 30, 1994, were 34,178,335 and 26,266,142, respectively.

   Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Cash increased from $3,315,846 at December 31, 1994, to $7,211,764 at September 30, 1995. This increase was primarily attributable to the Company's sale of registered stock. During the third quarter the Company had $4,406,209 of net operating expenditures primarily relating to the research and development of the non invasive glucose sensor (Sensor), Sensor related General and Administrative expenses and increased inventory of materials for production of the Sensor. The Company also had net cash used by investing activities of $983,331 which includes equipment associated with the Company's research and development activities and leasehold improvements in the Sensor production facility.

     During the three months ended September 30, 1995, warrants to purchase 135,000 shares of common stock were exercised aggregating $44,550. Proceeds from the exercised warrants were used to continue to fund the Company's research and development projects and to provide working capital for the Company.

Results of Operations

     Sales during the third quarter increased from $103,166 in 1994 to $220,692 in 1995 and from $177,259 for the nine month period ended September 30, 1994 to $445,043 for the nine month period ended September 30, 1995. The increase was due to sales of its Functional Electrical Stimulators and of its bioremediation products from the Company's subsidiary, Petrol Rem, Inc.

     Interest income increased during the third quarter from $91,814 in 1994 to $130,803 in 1995 and from $229,253 for the nine month period ended September 30, 1994 to $255,315 for the nine month period ended September 30, 1995. The increase was due to the Company's increased investments as the result of proceeds received from the sales of stock.

     Costs of Products Sold increased during the third quarter from $59,678 in 1994 to $61,221 in 1995 and from $98,668 for the nine month period ended September 30, 1994 to $190,851 for the nine month period ended September 30, 1995. The increase was due to sales of its Functional Electrical Stimulators and of its bioremediation products from the Company's subsidiary, Petrol Rem, Inc.

     Research and Development expenses increased during the third quarter from $1,552,146 in 1994 to $1,797,473 in 1995 and increased from $3,507,323 for the nine month period ended September 30, 1994 to 4,964,869 for the nine month period ended September 30, 1995. The increase was due to the Company's increased level of activities associated with the research and development of the non invasive glucose sensor and other projects.

     General and Administrative expenses increased during the third quarter from $1,791,804 in 1994 to $2,567,211 in 1995 and from $5,254,756 for the nine month period ended September 30, 1994 to $7,271,201 for the nine month period ended September 30, 1995. The increase is attributable to the Company's increase in payroll expenses as a result of the recruitment and hiring of new employees, primarily for the purpose of manufacturing and promoting the glucose sensor.

     Interest expense increased during the third quarter from $1,179 in 1994 to $3,332 in 1995 and from $5,112 for the nine month period ended September 30, 1994 to $13,470 for the nine month period ended September 30, 1995. The increase is the result of the Company's financing various equipment for administrative, research and development and manufacturing purposes.

Subsequent event

     In October 1995, the Company announced it received a $32.5 million contract from IMACO Gesellschaft fur Non Invasiver Systeme, Gmbh for distribution of the Diasensor 1000 in Germany.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

        (A)  Exhibits

        (B)  Reports on Form 8-K

             (1)  A report on form 8-K dated July 27, 1995, with respect to
                  Item 5 other events and Item 7 (c), Exhibit.

             (2) A report on form 8-K dated September 14, 1995, with respect to Item 5 other events.

             (3)  A report on form 8-K dated October 10, 1995, with respect to
                  Item 5 other events and Item 7 (c), Exhibit.

             (4)  A report on form 8-K dated October 26, 1995, with respect to
                  Item 5 other events and Item 7 (c), Exhibit.

             (5)  A report on form 8-K dated November 1, 1995, with respect to
                  Item 5 other events and Item 7 (c), Exhibit.

     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 1995.


                                    BIOCONTROL TECHNOLOGY, INC.

                                    By  /s/  Fred E. Cooper
                                        Fred E. Cooper
                                        CEO