Form 10-K
period 1995-12-31
BIOCONTROL TECHNOLOGY INC
filed 1996-02-05
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

   For the Fiscal Year Ended 12/31/95  Commission File Number 0-10822

                      Biocontrol Technology, Inc.
         (Exact name of registrant as specified in its charter)

        Pennsylvania                                   25-1229323
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification  Number)

       300 Indian Springs Road, Indiana, Pennsylvania        15701
       (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code (412) 349-1811

   Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.   Yes   X       No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of January 26, 1996:

          Common Stock, $.10 par value --  $121,550,880

As of December 31, 1995, 37,021,118 shares of common stock, par value $.10 per share, were outstanding.
As of December 31, 1995, 3,790 shares of preferred stock, par value $10 per share, were outstanding.

          Exhibit index is located on pages 43 to 48.

Item 1.  Business

General Development of Business

Biocontrol Technology, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. and is referred to herein as "BICO" or the "Company". BICO's operations are located at 300 Indian Springs Road, Indiana, Pennsylvania, 15701. BICO's administrative offices are located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, Pennsylvania, 15220.

The Company's primary business from 1972 through 1986 was the design, manufacture and sale of cardiac pacemakers and associated accessories. In 1983, the Company purchased rights to three heart valves which it manufactured and sold from 1983 through 1987.

Beginning in late 1986 and continuing through the date hereof, the Company has been developing new medical devices which include models of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor"), an implantable port for drug delivery and hemodialysis use, a polyurethane heart valve, bioremediation products, procedures relating to the use of whole-body extracorporeal hyperthermia in the treatment of the human immunodeficiency virus ("HIV"), and a paint product which is designed to prevent the buildup of certain substances on underwater surfaces. The Company is currently manufacturing and selling functional electrical stimulators.

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense's outstanding common stock for BICO common stock, the specific terms of the transaction must be negotiated, and if a mutually-beneficial agreement cannot be reached, the combination may not occur. The combination is also subject to the approval of the shareholders of the Companies. As of the date of this document, the Companies were still functioning as two different corporations; such status is reflected in the discussions set forth herein.

Industry Segments

The Company operates in a single industry segment consisting of the design, manufacture and sale of biological/biomedical products and devices.

Description of Business

Development of the Noninvasive Glucose Sensor

BICO and its 52%-owned affiliate, Diasense, Inc. ("Diasense"), are currently developing a Noninvasive Glucose Sensor, which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood by means of a finger prick. Currently available glucose sensors require the drawing of blood by means of a finger prick. Where applicable, BICO and Diasense will be referred to herein as "the Companies".

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent have been purchased by Diasense from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January, 1995. This filing contained new claims which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the
rights to such patent to Diasense.   Additional concepts to
improve the capability of the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of December, 1995, two of the four patents had been issued, and one had been abandoned. In December 1993, a patent application relating to noise reduction was filed, and was issued in December 1995 (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasense (See, "Intercompany Agreements").

In 1991, BICO's research team began development of a research prototype utilizing different technology than previously studied or developed. This device, the Beta 1 research prototype, was initially tested on six human subjects, and was subsequently tested on 110 human subjects in March 1992, during which simultaneous spectral, blood and chemical data was recorded for analysis in order to develop calibration data for the device. The Beta 1 utilized a separate lap-top computer to perform computational functions. The results of the March 1992 tests were used to develop further refinements which led to the development of the Beta 2A.

Although functionally equivalent in terms of performance with the Beta 1, the next prototype, the Beta 2A, was smaller and had fully integrated computational software and a liquid crystal display which interacted with the operator. This model was tested by BICO on 40 human subjects in July 1992. The spectral and blood chemistry data obtained indicated that the Beta 2A did not have a satisfactory signal-to-noise ratio to allow for the calculation of algorithms of sufficient accuracy to be acceptable to Diasense. The signal-to-noise ratio reflects the sensor's ability to optimize the measurement by accepting the signal desired (the glucose level) and rejecting the random interference. A higher signal-to-noise ratio results in a more accurate measurement.

Additional Beta prototypes evolved which addressed this problem. Testing was performed with each prototype, culminating in clinical trials at two hospitals with ten diabetic volunteers each in Des Plaines, Illinois in May 1993 and in Indiana, Pennsylvania in August 1993. These advanced systems embodying improvements in the optics, electronics and detection subsystems led to the design of the Beta 2D, Beta 2E, and Beta 2F prototypes, designed and constructed to simulate production models.

BICO initially obtained the approval of six Institutional Review Boards ("IRBs") to conduct testing at their hospitals. Those hospitals are Children's Hospital in Pittsburgh, Pennsylvania; Rush North Shore in Skokie, Illinois; Westmoreland Hospital in Greensburg, Pennsylvania; Lutheran General Hospital in Park Ridge, Illinois; Holy Family Hospital in Des Plaines, Illinois; and Indiana Hospital in Indiana, Pennsylvania. The Company conducted initial testing at the Holy Family Hospital and Indiana Hospital, and may conduct further studies on present and future models at some or all of the other hospitals from which IRB approval has been obtained.

On January 6, 1994, BICO submitted a 510(k) Notification to the
U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor 1000(TM). The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO is claiming in its 510(k)
Notification that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO has provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted.

The Diasensor 1000(TM) is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor 1000(TM) uses internal algorithms to calculate a glucose measurement.

Since the Diasensor 1000(TM) will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in the physician's office or at a technical center under a physician's direction. This feature may limit the marketability of the Diasensor 1000(TM), and, if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely affected.

Current Status of the Noninvasive Glucose Sensor

In February 1994, BICO was notified by the FDA that its 510(k) Notification had been accepted for review. This confirmation was significant because at the time the FDA had been rejecting approximately thirty percent (30%) of all 510(k) Notifications submitted. The application was assigned a file number and is still being reviewed by the FDA. No assurance can be given that the FDA will approve the request for marketing approval in a timely manner, or that it will be approved without the requirement to provide further information to the FDA with regard to the Noninvasive Glucose Sensor. Although the data presented to the FDA is from the Beta prototype, approval is being sought for the Diasensor 1000(TM) by providing data showing that the measuring capability and technical performance of the Diasensor 1000(TM) and the Beta prototype are the same. Although the Company believes that they will be functionally equivalent, certain modifications will be made to the Beta prototype to convert it from a research prototype to a production unit to be marketed for day-to-day practical applications by users.

In July 1994, the FDA requested more information from the Companies in the form of eleven technical questions. In order to fully respond to the FDA's request, BICO conducted additional research on the Diasensor 1000(TM). Such additional research involved clinical trials conducted at BICO's Indiana, PA clinical testing lab, under the supervision of the IRB of Indiana Hospital. The research also involved clinical trials conducted under the IRB supervision of St. Elizabeth Hospital in Lafayette, IN, and Mercy Hospital in Pittsburgh, PA. BICO has also conducted expanded research at its 300 Indian Springs Road, Indiana, PA facility. In December 1994, members of BICO's management and key technology team met with the FDA regarding the outstanding information. As a result of such meeting, BICO was able to receive additional guidance regarding the information still outstanding for the FDA, including the clinical trials. On December 19, 1994, BICO responded to the FDA's July 1994 letter. In a letter dated January 17, 1995, the FDA requested additional information to which BICO responded on February 16, 1995.

As of July 1995, all clinical trials had been completed at the Indiana, PA, Pittsburgh, PA, and Lafayette, IN sites, and the resulting data had been submitted to the FDA. In October, the Companies announced that the FDA would conduct a meeting in connection with the 510(k) Notification on November 14, 1995.
The Companies disclosed that the meeting was positive; at that time BICO was requested to provide answers to five additional technical questions, which were answered by BICO within one week of the meeting. At the time of this filing, the Companies were still waiting for the FDA's response. Although the Company's research and development team continues to meet with and work closely with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

During 1994 and 1995, in addition to conducting continued research and development on the Noninvasive Glucose Sensor, BICO prepared its new manufacturing facility for the manufacture of the Noninvasive Glucose Sensor. The facility, comprised of 22,500 square feet, has been reconfigured to BICO's specifications, and the machinery and equipment necessary to manufacture have been ordered. In addition, the Company has made arrangements with Indiana County Commerce Park, the location of the manufacturing facility, for an additional 45,500 square feet of manufacturing space. BICO anticipates that the facility will be ready for production in early 1996.

FDA approval is necessary to market the Diasensor 1000(TM) in the United States. The Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. After introduction of the Diasensor 1000(TM), BICO plans to finalize the development of the Diasensor 2000(TM) which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensor 2000(TM) may be subject to the same regulatory testing and approval process as was required for the Diasensor 1000(TM).

Pending the FDA approval process, the Company has focused marketing efforts on the international market. Diasense has opened an office in London, England, where orders are being taken for the Diasensor 1000(TM). In addition, Diasense's marketing team is negotiating with foreign entities regarding the marketing, distribution and sale of the Diasensor 1000(TM) outside the United States. In October 1995, the Companies announced that Diasense had entered into a distribution contract with IMACO Gesellschaft fur Non Invasive System, GmbH ("IMACO") to market and sell the Diasensor 1000(TM) in Germany. IMACO's parent company, IMACO Lubeck, is a biomedical equipment distributor which specializes in diabetic equipment. The agreement, which requires that purchase orders be secured by irrevocable letters of credit, provides IMACO exclusive distribution rights in Germany, and requires the purchase of 5,100 machines in 1996. The three-year contract term provides for anticipated gross revenues of $32.5 million in the first year, and may be terminated by either company in the event that certain contingencies are not met. In order to sell the Diasensor 1000(TM) in Germany, it will be necessary to obtain foreign regulatory approval. Based upon consultations with foreign counsel and consultants, the Companies believe that such approval, which is significantly less difficult to obtain than FDA approval, will be forthcoming upon the submission of its working prototype.

Diasense is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasense plans to market the Noninvasive Glucose Sensor directly to diabetics, mainly through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing and distribution of the Noninvasive Glucose Sensor. Although many factors may cause a change in management's current estimate, the Company believes that the sales price of the Diasensor 1000(TM) at this time will range from approximately $7950 to approximately $8500. Such price may be set at a level which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1995 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

Bioremediation

BICO is also involved in the field of biological remedial ("bioremediation") development. Bioremediation technology utilizes naturally occurring micro-organisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRP(R), which stands for petroleum remediation product, is designed as an environmental microbial microcapsule which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRP(R) comes in contact with the petroleum substances, the contaminants are bound to the PRP(R), and they stay afloat. Because the product contains the necessary nutrients and micro-organisms, the bioremediation process begins immediately. Eventually, the product will biodegrade both the petroleum and itself.

Part of the Company's initial research and development involved field testing supervised by the National Environmental Technology Applications Corporation ("NETAC"), a group endorsed by the Environmental Protection Agency (the "EPA"), to determine whether the product is effective. As a result of such testing, NETAC reported positive results regarding the effectiveness of the product.

In connection with this project, BICO created a subsidiary, Petrol Rem, Inc. ("Petrol Rem"). Petrol Rem's officers and directors include Fred E. Cooper, Anthony J. Feola and David L. Purdy, who are also directors and/or officers of BICO and its other affiliates.

There is a patent pending on the encapsulating substance and delivery system used in the creation and use of the product. In 1993, Petrol Rem changed the product name, WAPED, to "PRP" which stands for Petroleum Remediation Product. A notice of allowance for the trademark for the names PRP(R) and BIO-SOK(R) has been received. Additional applications for trademark protection for , BIO-BOOM(TM) and Oil Buster(TM) have also been filed (See, "Patents, Trademarks, and Licenses").

PRP(R) is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's Oil Buster(TM) product. Additional testing is being conducted which will test PRP(R)'s effectiveness in soil using various microbes and nutrients for specific bioremediation applications. NETAC has conducted soil testing and further analysis of PRP(R) products.

The product system is listed on the EPA's National Contingency Plan ("NCP") product schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRP(R) successfully passed the Tier II efficacy test conducted by NETAC, the product was requalified for listing on the NCP. Management believes that this requalification process will limit the number of products available for use in clean-up projects.

Petrol Rem is manufacturing PRP(R) and is currently marketing the product for use in water. In addition, PRP(R) combined with absorbants is being manufactured and marketed for use in small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops.

In April, 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area which is used to manufacture PRP(R). The lease has a three-year term, with monthly rental payments of $2,839 plus utilities and applicable business privilege taxes. Petrol Rem has also purchased equipment which has the capability to produce PRP(R) in quantities of 2500 pounds per day, and Petrol Rem has built an adequate inventory.

During 1995, Petrol Rem completed a BioResponse Action Plan, which has been submitted to applicable regulatory agencies, including the EPA, the Coast Guard, and various state agencies. The Plan, which sets forth the available options and proper responses to clean-up projects, was created in response to a growing trend by the agencies to set up pre-approved plans to be used in the event of an oil-spill emergency. These pre-approved plans would direct the individuals on site as to which products to use, and should help accelerate approval and response time.

Because two of Petrol Rem's largest target marketing regions are Texas/Louisiana and Florida, Petrol Rem has begun warehousing PRP(R) in those areas. Petrol Rem recently executed an agreement with a U.S. oil-spill clean-up responder located in the Gulf region, which now has Petrol-Rem's products and equipment on hand for use in its clean-up projects. PRP(R) has been approved for application in Texas, Louisiana, Florida, New Jersey, Delaware, Maryland and New York. In New York, the product has successfully completed the required toxicity testing, and management believes that Petrol-Rem's next target market area will include New York, New Jersey and eastern Pennsylvania. In addition, Petrol Rem continues to work with federal agencies including the U.S. Coast Guard and the EPA to gain market acceptance.

Petrol Rem has also completed development of a new applicator for its products. The new applicator is a light-weight, portable unit which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to more sites which were harder to reach with the previous applicator.

In addition to PRP(R), Petrol Rem is also developing other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOK(R), which is used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOK(R), when placed in the bilge, absorbs and biodegrades the oil, which significantly reduces or eliminates the pollution. BIO-SOK(R) has been used in test markets, initial sales have occurred, and the response has been favorable.

Petrol Rem has also developed Oil Buster(TM), which is a mixture of PRP(R) and an absorbent material. Oil Buster(TM) is used to clean up and remediate oil spills on hard surfaces.

Petrol Rem's BIO-BOOM(TM) product is used in water clean-up projects. The product is a 3" x 10' fabric which is filled with PRP(R), and is used to both contain and biodegrade contaminants in water. BIO-BOOM(TM) is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $5,253,000 on this project through December 31, 1995.

Petrol Rem is marketing PRP(R) through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product. Initial sales of PRP(R) began in July, 1993, and increased marketing efforts during 1995 have resulted in additional sales. Although there can be no assurances that PRP(R) will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP(R) will be a viable product in the bioremediation marketplace.

Whole-Body Extracorporeal Hyperthermia

BICO is currently funding clinical trials for a project with HemoCleanse, Inc. ("HemoCleanse"), an unaffiliated company located in Lafayette, Indiana. In connection with this project, BICO formed a wholly-owned subsidiary, IDT, Inc. IDT's executive officers and directors include David L. Purdy, Fred E. Cooper, Glenn Keeling, and Anthony J. Feola, who are also officers and/or directors of BICO and its other affiliates.

IDT and HemoCleanse have entered into an exclusive License Agreement dated as of July 21, 1993. Pursuant to the terms of the License Agreement, IDT has the exclusive world-wide right to commercialize the BioLogic-HT technology, which is described below.

The project involves the delivery of whole-body extracorporeal hyperthermia ("WBH") utilizing HemoCleanse's BioLogic-HT System for treating the blood of patients with HIV and Acquired Immuno-deficiency Syndrome ("AIDS"). Along with HemoCleanse, IDT has conducted research and clinical trials which explore the use of hyperthermia to treat blood by exposure to certain temperatures in order to determine whether such exposures will aid in the treatment of HIV and other viruses. HemoCleanse has produced the equipment used in the procedures and assists IDT with its research and clinical trials; where appropriate, IDT and HemoCleanse are referred to herein as the "WBH Companies".

Whole-body hyperthermia achieved through extracorporeal blood heating involves heating the patient's blood outside the body to approximately 47 degrees centigrade and returning it back to the body, thus raising the body's core temperature to up to 42 degrees centigrade. A blood pump moves the patient's blood through the BioLogic-HT's sorbent-based dialysis system, balancing the blood chemistries and removing toxins from the blood. Historically, hyperthermia has been successfully used for the treatment of the symptoms of certain types of cancer.

Although other entities have experimented with the use of WBH, one significant problem has been the safe delivery of the procedure. IDT and HemoCleanse believe that the improvements inherent to their delivery system increase the safety of the procedure. Through the use of the BioLogic-HT and sorbent chemicals, the patient's blood chemicals are kept in balance and toxins are removed. The delivery system also combines the use of a tubular heat exchanger, various probes and catheters, heated anterior and posterior blankets, and monitors. As a result, IDT and HemoCleanse believe that they have taken a significant step towards the creation of a safe delivery system. Although there can be no assurances that the delivery system is safe for all humans, clinical trials to date have confirmed that the humans tested were able to safely tolerate one hour of whole-body hyperthermia at a temperature of 40 to 42 degrees centigrade.

IDT has conducted a series of clinical trials to date using the BioLogic-HT. Preliminary non-human trials were conducted both outside the United States and inside the United States at a university-affiliated facility. Initial human trials were conducted outside the United States in November, 1993.

In March, 1994, IDT, as sponsor, and HemoCleanse received conditional approval of an investigational device exemption ("IDE") application from the FDA, which indicated that the approval was based upon public health concerns and the urgency of treating patients with AIDS. The IDE permitted the WBH Companies to conduct a feasibility study for the treatment of six human patients who were randomized into two treatment groups (the control group was treated at 40 degrees centigrade, and the tested group was treated at 42 degrees centigrade) for a single treatment of each patient.

In July, 1994, IDT and HemoCleanse conducted the procedures approved in connection with its IDE at St. Elizabeth Hospital Medical Center in Lafayette, Indiana. Each AIDS patient involved in the randomized study was the subject of a one-hour WBH treatment; three were treated at 40 degrees centigrade (the control group) and three were treated at 42 degrees centigrade (the treated group). Although some of the patients were severely immune suppressed and ranged in age from 27 years to 50 years, all of the patients tolerated the procedure, which supports the WBH Companies' contention that whole body extracorporeal hyperthermia can be safely administered using the BioLogic-HT system.

In August 1994, the WBH Companies received preliminary results from its July trials, which indicated that the BioLogic-HT System used in the trials was successful in delivering safe hyperthermia treatments. Once the data was fully analyzed by HemoCleanse's scientists, additional conclusions were reached. Not only did the data indicate that the treatment could be delivered safely, but also that preliminary data shows an initial effect on HIV status as well as Kaposi's Sarcoma. The results of this feasibility study will be published in the Journal of Acquired Immune Deficiency Syndromes and Human Retrovirology in early 1996.

The results of the July, 1994 trials encouraged the WBH Companies to request that the FDA continue and expand the IDE study. In December, 1994, the WBH Companies received FDA approval to
conduct expanded clinical trials on thirty patients.   The first
group of ten patients was treated at 42 degrees centigrade for one hour, with an identical treatment four days later. The second group of ten patients was treated at 40 degrees centigrade for one hour, with an identical treatment four days later. The third group of ten patients, the control group, received no WBH treatment.

On February 15, 1995, the WBH Companies began the expanded clinical trials on the first fifteen patients at St. Elizabeth Hospital Medical Center in Lafayette, Indiana. The second group of fifteen patients were the subjects of an identical set of trials conducted in May, 1995. The results of the trials caused the scientists to conclude that two successive high temperature WBH treatments are generally safe in subjects with advanced HIV disease, and result in positive changes in surrogate markers and clinical status; however in order to establish statistical significance, additional trials must be conducted. The results of the 1995 tests are currently being submitted for publication. Additional testing, which has been approved by the FDA, is necessary in order to establish the clinical benefits of whole body hyperthermia on HIV patients.

In October, 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia (which has been assigned to IDT) had been issued. In July, 1995, a Continuation in Part Patent, which included the BioLogic-HT System, filed by IDT for the Specialized Perfusion Protocol for WBH was allowed, and the patent was granted on December 19, 1995.

During 1995, the Company added two members to its Medical and Scientific Advisory Board: Dr. Moon H. Lee, Ph.D., a researcher at Harbor-UCLA Medical Center who specializes in HIV-related research; and Dr. Peter M. Schick, an oncologic surgeon and founder of Westside Research Foundation, a California-based foundation created to find treatments for HIV. Drs. Lee and Schick join Drs. Steinhart, Yatvin and Ash, the original members of the Advisory Board. Corklin R. Steinhart, M.D., Ph.D., is the medical director of special immunology services at Mercy Hospital in Miami, Florida; Milton B. Yatvin, Ph.D., is a professor in the Radiation & Thermal Biology Division, Department of Radiation Oncology at Oregon Health Sciences University in Portland, Oregon, and Stephen R. Ash, M.D., F.A.C.P., is the Chairman of the Board and Director of Research and Development of HemoCleanse.

In December, 1995, the FDA approved the expansion of the dual treatment clinical trials to permit the treatment of an additional sixty persons, with thirty non-hyperthermia control patients and the other thirty patients treated at 42 degrees centigrade for one hour, with a second treatment four days later at 42 degrees centigrade for two hours. The WBH Companies have already received IRB approval to conduct trials at St. Elizabeth's Hospital in West Lafayette, Indiana, and plan to apply to the IRBs of two other hospitals to conduct trials.

The Company has expensed approximately $5,328,000 on this project through December, 1995, which includes the Company's acquisition of approximately 8.2% of the common stock of HemoCleanse, as well as convertible loans aggregating $1,050,000 in connection with its research and development. There can be no assurances that requisite governmental or regulatory approval will continue to be obtained, that the program will be successful or that treatment will be effective.

Functional Electrical Stimulators

In 1990, BICO began manufacturing functional electrical stimulators, also referred to as implantable receiver stimulators ("IRS Devices") for Case Western Reserve University in Cleveland, Ohio ("Case Western") pursuant to a $378,000 contract with the Department of Veterans Affairs. The stimulators, which are implanted under the skin, are used to assist individuals disabled as a result of spinal cord injury, stroke, head injury, multiple sclerosis and other neurological disorders by using low levels of electrical stimulation to activate nerves and muscles to function in a specific manner. The IRS Device manufactured by BICO is an implantable device similar to a pacemaker, which is surgically implanted in the chest or abdomen, and acts to replace a damaged or severed nerve and stimulates muscles of the arm or leg to restore hand grasping, arm movement, walking or standing. The implanted device works in concert with a control stick and transmitting coil which are worn on the torso, and an electronic unit which is carried on the wheelchair.

Other contracts which aggregated an additional $904,000 were received beginning in 1992 and continuing through 1994 from Case Western, the Department of Veterans Affairs, and implanting hospitals for devices which were being used in the university's FDA-approved clinical studies.

In late 1994, NeuroControl Corporation in Cleveland, Ohio ("NeuroControl") acquired the rights to Case Western's IRS Devices. In February, 1995, NeuroControl awarded BICO a $2.2 million contract to build IRS Devices which would be used during the completion of clinical studies and into the commercialization phase of the device. The new contract originally called for the first installment of devices to be delivered over approximately a two-year period beginning in October, 1995, with the remaining devices to be delivered in accordance with a schedule to be negotiated. Because of component supply problems, delivery on the devices was delayed by approximately three months and fabrication on the devices has just begun by BICO. The contract also calls for good-faith negotiations to conclude a long-term (ten-year) supply agreement for IRS Device implants by March 1, 1997. NeuroControl submitted a Pre-Market Approval ("PMA") application in October 1995 to the FDA to market the IRS Devices. The application was complete except for the manufacturing section which is expected to be completed by March 1996. In addition to the contract for the devices, NeuroControl has placed several purchase orders with BICO for ancillary items and services.

When Case Western transitioned its rights to the IRS Devices, scientists and engineers there began a new stimulator development program for a device referred to as an Implantable Stimulator Telemeter ("IST"). The device stimulates in a manner similar to the IRS Device, but has built into it a wide range of other capabilities. BICO has been awarded several small contracts for development of components for this device and has been advised by Case Western management personnel that BICO will be an important contributor to this next generation of devices.

Other Projects

Implantable Technology

Through its subsidiary, Coraflex Inc. ("Coraflex"), BICO is engaged in the development of a polyurethane heart valve which management believes may not have the disadvantages of the mechanical and bioprosthetic valves currently being marketed.
The Coraflex(R) valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. The polyurethane used in the construction of the heart valve is believed by BICO to exhibit strength and fatigue resistance which compare favorably with that of other materials used for prosthetic valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflex(R) valve to date has demonstrated superior fatigue resistance and flow characteristics relative to the currently available bioprosthetic and mechanical devices, respectively. Additional development and testing must be conducted by BICO, including animal testing, prior to its making an application to the FDA for approval to begin clinical testing in humans. BICO will need additional financing to compete animal and clinical testing of the valve and to begin production. No assurances can be made that BICO will receive the necessary funding to complete testing, will receive FDA-marketing approval, will be able to produce and sell the valve, or that the valve will be commercially viable.

The Company has completed development of a new vascular access device and will submit a 510(k) Notification to the FDA in early 1996 for approval to market the new port. No assurances can be given as to whether the device will receive approval from the FDA and, if approved by the FDA, will be successfully marketed.

BICO also has developed technology for other implantable devices, such as hemodialysis ports, implantable insulin dispensers and rate-adaptive pacemakers. BICO received patents on its hemodialysis port and rate-adaptive pacemaker in 1990. Because BICO's management decided to focus most of the Company's resources on the research and development of the Noninvasive Glucose Sensor, little progress was made on these projects. Consequently, some of these devices are in a very preliminary stage of development, and it is unclear at this time whether their development will be pursued or completed.

Barnacle Ban

In November, 1993, BICO acquired the rights to a specialized paint, as well as the rights to the name Barnacle Banr pursuant to a patent and trademark license agreement with its inventor. During 1994, the Company applied for trademark protection for the product name PepperPaint(TM), and in 1995, the Company also applied for trademark protection for the name HotBottom(TM) Paint, which received approval for registration from the EPA in July, 1995
(See, "Patents, Trademarks and Licenses"). Barnacle Ban's paint is designed to repel zebra mussels and other related marine life from the surfaces of ships, pipelines and other objects which function under water.

Because the accumulation of marine life on surfaces such as pipes and ships have caused significant problems for entities such as water authorities, utility companies, and naval operations, the Company believes that there is a potential market for this product. The Company is continuing the testing and enhancement of the product; manufacturing of the product began in 1994, and the Company's marketing efforts will accelerate during 1996.

The trademark and license agreement covers the patents, both granted and pending, to the paint and its application (See, "Patents, Trademarks and Licenses"). The agreement sets forth terms which include the minimum payment, in the form of royalties and fees, of $32,500 for the first year, $30,000 for the second year, $42,000 for the third year, $54,000 for the fourth year and $66,000 for the fifth and each successive year. These payments will be minimum royalty payments on six percent (6%) of BICO's net sales of the product, plus thirty percent (30%) of all payments received by BICO from any sublicensees. In addition, the inventor will perform consulting services for BICO at no additional cost. BICO has the option of terminating the
agreement in two years.   The Company has spent approximately
$977,850 on this project through December 31, 1995.

In connection with the development of this product, the Company has formed a wholly-owned subsidiary, Barnacle Ban Corporation ("Barnacle Ban"). Barnacle Ban's officers and directors include Fred E. Cooper and Anthony J. Feola, who are officers and directors of BICO and its other affiliates. Barnacle Ban has leased space in Robinson Township, Pennsylvania for its operations (See, "PROPERTIES").

Nu-Insulin, Inc.

In February 1994, Nu-Insulin, Inc. ("Nu-Insulin") was incorporated in the Commonwealth of Pennsylvania as a subsidiary of Diasense. The outstanding common stock of Nu-Insulin is owned as follows: seventy percent (70%) by Diasense, and thirty percent (30%) by A. Michael Albisser, Ph.D. Dr. Albisser is the inventor of an insulin product which reduces the chances of hypoglycemia in diabetics, for which a U.S. Patent was issued in September 1993 (See, "Patents, Trademarks and Licenses"). Nu-Insulin's officers and directors include David L. Purdy, and Fred E. Cooper who are also officers and directors of Diasense and its affiliates.

Nu-Insulin has entered into a joint research agreement with the University of Pittsburgh in connection with the research and development of the insulin product. Nu-Insulin holds an exclusive license to commercialize the patent for the insulin product (See, "Patents, Trademarks and Licenses").

The information set forth herein regarding BICO's projects is of a summary nature, and the status of each project is subject to constant change. There can be no assurances as to the completion or success of any project.

Net Sales

From 1993-1995 all significant revenues were generated from FES contracts (See, "BUSINESS - Functional Electrical Stimulators").

Research and Development

The Company continues to be actively engaged in the research and development of new products. Its major emphasis has been the development of a Noninvasive Glucose Sensor. In order to raise funds for the research and development of new products, the Company and Diasense have conducted sales of stock. (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

Product Improvement

The Company continues to develop its products, including its Noninvasive Glucose Sensor, PRP(R), and HotBottom(TM) Paint.

The Company has phased out its pacemaker product line and does not intend to expend any additional funds for improvements to any products formerly marketed.

Marketing and Distribution

Diasense has entered into a distribution agreement with a German-based company to market and sell the Noninvasive Glucose Sensor in Germany, which could generate $32.5 million in gross revenues to the Company during the first of a three-year period, and is continuing discussions with several prominent domestic and international distribution organizations which have experience selling medical products concerning arrangements for the marketing and distribution of the Noninvasive Glucose Sensor, if and when production commences. Diasense also contemplates that it will employ a direct sales force focusing directly on diabetics.

Petrol Rem began marketing of its bioremediation product, PRP(R), in mid-1993, and accelerated its marketing efforts in 1995. In addition, the Barnacle Ban HotBottom(TM) Paint product is currently being manufactured and marketed, with marketing efforts expected to continue in 1996. These projections are based on management's belief, as to which there can be no assurances, that the development of those products will continue to proceed successfully and on schedule.

Patents, Trademarks and Licenses

The Company owns patents on certain of its products and files applications to obtain patents on new inventions when practical.
Additionally, the Company endeavors to obtain licenses from others as it deems necessary to conduct its business.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although BICO, Diasense and their affiliates take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

Noninvasive Glucose Sensor

Diasense owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" (the "Patent") which covers certain aspects of a process for measuring blood glucose levels noninvasively. Such Patent was awarded to BICO's research team in December 1991 and was sold to Diasense pursuant to a Purchase Agreement dated November 18, 1991 (See, "Intercompany Agreements"). The Patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If marketing of a product made under the Patent is delayed by clinical testing or regulatory review, an extension of the term of the Patent may be obtained. Diasense's Patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasense has filed corresponding patent applications in a number of foreign countries.

A second patent application was filed by BICO in December 1992, which was assigned to Diasense. This second patent contained new claims which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January, 1995.

In May 1993, four additional patent applications were filed by BICO's research teams related to the methods, measurement and noninvasive determination of analyte concentrations in blood. As of December, 1995, two of the four have been issued, and one was abandoned. All issued patents have been assigned to Diasense.
An additional patent application relating to the use of frequency compensation to reduce modulation noise was filed in December 1993, and was issued on December 5, 1995. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

BICO's research team continues to file patent applications reflecting the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasense or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by BICO and Diasense to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require BICO or Diasense to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although BICO and Diasense take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company has filed for trademark protection for the term "Diasensor 1000(TM)", which is intended for use in connection with the Diasensor(TM) models; such filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

Nu-Insulin, Inc.

In addition to the patents filed which relate to the Noninvasive Glucose Sensor, Diasense was granted an exclusive license to the marketing rights to the technology represented in a patent which was issued on September 7, 1993 to A. Michael Albisser, Ph.D. relating to the treatment of Diabetes using phosphorated insulin (See, "BUSINESS - Nu-Insulin, Inc.").

Whole-Body Hyperthermia

In September 1992, a research team funded by the Company applied for a protocol and domestic patent in connection with the use of hyperthermia and the treatment of blood in HIV-positive patients; the patent has been assigned to IDT. The protocol was approved in October 1992. In October, 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia had been issued. A Continuation in Part, which included the BioLogic-HT System was been filed by IDT, was allowed in July, 1995 and issued in December, 1995. The patent, entitled "Specialized Perfusion Protocol for Whole-Body Hyperthermia", contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 degrees centigrade (See, "BUSINESS - Whole-Body Extracorporeal Hyperthermia").

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRP(R) and BIO-SOK(R). In addition, Petrol Rem has applied for trademark authorization for the product names BIO-BOOM(TM) and Oil Buster(TM) (See, "BUSINESS - Bioremediation").

Barnacle Ban

In 1993, the Company acquired the rights to certain patents, both issued and pending, in connection with its Barnacle Ban project.
A patent was issued on July 13, 1993 for a marine organism repellant and its application. A Continuation-In-Part Patent application is pending. The Company also filed patent applications in various foreign countries in November, 1993, all of which are pending. In addition, the Company acquired the right to the name Barnacle Banr, for which a filing was made in November, 1993. In addition, the Company has applied for trademark authorization for the product names HotBottom(TM)Paint and PepperPaint(TM). In July, 1995, the EPA approved the registration of HotBottom(TM) Paint (See, "BUSINESS - Barnacle Ban").

Coraflex

During 1995, the Company renewed its U.S. trademark registration for the name Coraflex(R), which was originally granted in 1988.

Warranties and Product Liability

Warranties on the Company's lithium-powered pacemakers range from six to nine years from implantation, and the isotopic-powered pacemakers carry warranties ranging from twenty years to the patient's lifetime. Under the Company's warranty policy, any purchaser whose pacemaker malfunctions due to a defect or whose pacemaker proves to be defective within the applicable warranty period will receive a replacement pacemaker, provided that another of the Company's pacemakers is implanted and the defective pacemaker is returned to the Company. The Company had no warranty claims in 1993, 1994 or 1995 and believes that since the Company's pacemakers are no longer considered to be "state-of-the-art" technology, its pacemakers would not be replaced by one of its devices. The Company's implant experience in its laboratory tests indicates that the useful life of its pacemakers should be in excess of their applicable warranty periods, and the Company believes it has little exposure to future warranty claims.

The Company's present product liability insurance coverage is $500,000 in the aggregate, which management considers to be a sufficient amount due to the Company's discontinuance of sales and potential exposure to liability. In January 1993, the Company was notified of a claim in connection with one of its pacemakers, which is still pending (See, "LEGAL PROCEEDINGS").

Source of Supply

Once the Company begins to manufacture the Noninvasive Glucose Sensor, the Company will be dependent upon suppliers for some of the components required for the devices fabrication. The Company plans to assemble the devices, but will need to purchase components, including some components which will be custom made for the Company from certain suppliers. These components will not be generally available, and the Company may become dependent upon those suppliers which do provide such specialized products.

If the Company successfully develops other new products, and receives the regulatory approvals to manufacture such products, it may become dependent on certain suppliers for custom parts.

Petrol Rem currently obtains its supplies from various sources, and does not anticipate that it will encounter difficulties in obtaining the supplies and materials needed to manufacture PRP(R) and PRP(R) products.


Competition

With the rapid progress of technology, and in spite of continuing research and development programs, the Company's products or developmental products are always subject to the risk of obsolescence through the introduction of new products or techniques by others. Management is aware that other research groups are developing noninvasive glucose sensors, but has limited knowledge as to the technology used or stage of development of these devices. There is a risk that those other groups will complete the development of their devices before the Company does. There is no other company currently producing or marketing noninvasive sensors for the measure of blood glucose similar to those being developed by the Company. However, some of the Company's other products and proposed products compete with those of a number of other domestic and foreign manufacturers. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability and design innovations.

Noninvasive Glucose Sensor

The Noninvasive Glucose Sensor will compete with existing invasive glucose sensors. Although the Company believes that the features of the Noninvasive Glucose Sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, there can be no assurance that the Noninvasive Glucose Sensor will compete successfully. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Miles Laboratories, Inc., Boehringer Mannheim Diagnostics, and Lifescan (an affiliate of Johnson & Johnson).

Such companies have established marketing and sales forces, and represent established entities in the industry. Certain of the Company's competitors (including their corporate or joint venture partners or affiliates) currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than Diasense, and may have other competitive advantages over Diasense (based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty). Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products (or otherwise make them more price competitive) so as to enhance their marketing competitiveness relative to the Company's Noninvasive Glucose Sensor. Accordingly, there can be no assurance that the product, or Diasense as marketer for the Noninvasive Glucose Sensor, will be able to compete favorably with such competition.

In addition to the invasive glucose sensors discussed above, there exist invasive sensors, such as the Yellow Springs Sensor (the "Clinical Sensors") which the Company believes achieve accuracy levels within 30 minutes which are within plus or minus 3% of actual glucose levels. The Company will also compete with this technology, which is relatively non-portable and bears a price of approximately $8,000. The Clinical Sensors are presently used almost exclusively by hospitals and other institutions, and, like all invasive sensors, still require repeated blood samples. It is anticipated that the Company will also face competition from the Clinical Sensors, at least in some markets. For example, certain institutions that might otherwise purchase Diasense's products may decide to continue to use the Clinical Sensors, whether due to the superior accuracy levels of that sensor or institutional or historical bias, despite what Diasense believes will be the superior convenience and cost factors of the Noninvasive Glucose Sensor.

At this time, the Company estimates that the anticipated selling price of the Diasensor 1000(TM) will range from $7950 to $8500; such estimate is subject to change as the FDA process continues. Such price will be a factor in the Company's ability to compete with other available technology.

The Company faces more direct competition from other companies who are currently researching and developing noninvasive glucose sensors. The Company has very limited knowledge as to the stage of development of these sensors; however, should another company successfully develop a noninvasive glucose sensor, achieve FDA approval, and reach the market prior to the Company, it would have an adverse effect upon the Company's ability to market its sensor. To the best of the Company's knowledge, no other company has filed for FDA approval to market a noninvasive glucose sensor as of the date of this document.

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following:
Sandia National Laboratories ("Sandia"), which is working with the University of New Mexico, Futrex, Inc. ("Futrex"), Boston Advanced Technologies, Inc. ("B.A.T."), and Cygnus, Inc. ("Cygnus"). Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

Sandia, which is funded by the U.S. Department of Energy and administered by AT&T, has publicly reported that it has developed a noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. In May 1993, Sandia disclosed that it entered into agreements with Rio Grande Medical Technologies, Inc. ("Rio Grande"), transferring certain rights and patents relating to a noninvasive glucose sensor, and that Rio Grande was seeking financing to develop the technology. In November 1994, a representative of Sandia publicly stated that their research and development still required no less than two years to perfect the device(1). The Company is not aware of Sandia's commencement of clinical trials through IRBs which would satisfy FDA approval requirements. Futrex, which has been granted four patents relating to the noninvasive detection of glucose, conducted unsuccessful clinical trials in 1991. Futrex conducted additional clinical trials, and has disclosed in August 1995 IPO filings with the SEC that it plans to file a 510(k) Notification with the FDA for its device in the fourth quarter of 1995; however, the Company believes that Futrex's IPO, along with its FDA filings, have been delayed. B.A.T. was, in the past, conducting research and development of a noninvasive sensor for the analysis of blood constituents, including glucose, pursuant to a contract with NASA, but the Company has no knowledge of whether B.A.T. is presently pursuing the research. B.A.T. owns one patent, but has not disclosed whether any prototype has been developed or tested. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus has not yet submitted its device for FDA scrutiny, is still in search of a corporate partner, and must complete additional clinical trials prior to applying for FDA approval to market the device.

Certain organizations are also actively engaged in researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. Diasense is not aware of any new or anticipated technology that would effectively render the Noninvasive Glucose Sensor obsolete or otherwise not marketable as currently contemplated. However, there can be no assurance that future technological developments or products will not make the Noninvasive Glucose Sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even effectively obsolete.

Government Regulations

Since most of the Company's products are "medical devices" as defined by the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), they are subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA can subject the Company to inspections of its facilities and operations and may also audit its record keeping procedures at any time. The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.

In March 1993, the FDA announced that it intends to take steps to enhance its review and approval procedures and guidelines relating to the testing of medical devices, including imposing a higher standard of proof on medical devices that might pose potential health risks. BICO is unable to determine at this time whether such action may have a material adverse effect on the approval by the FDA of the Noninvasive Glucose Sensor, the WBH delivery system, any other product, or on BICO's business generally. The extent of federal, state, local or foreign governmental regulations that might result from any future legislation or administrative action, and the impact of any such action on BICO's products or business, cannot be accurately determined.

Future sales of BICO's products may also be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to assure the quality and reliability of all medical testing in the United States, regardless of where the testing is performed. Regulations to implement CLIA became effective in 1992, and, accordingly, the current or future impact of such regulations on Diasense's products cannot fully be
determined at this time.    These regulations affect previously
unregulated testing markets, including physician office laboratories and small volume test sites. These market segments may be discouraged from initiating, continuing or expanding patient testing as a result of CLIA. There can be no assurance that the regulations will not have an effect on the potential uses for the Noninvasive Glucose Sensor, the WBH delivery system, or any other product, with a resulting impact on its potential markets.

Noninvasive Glucose Sensor

Because the Noninvasive Glucose Sensor is subject to regulation by the FDA, the Company will be required to meet applicable FDA requirements prior to marketing the device in the United States. These requirements include clinical testing, which must be supervised by the IRBs of chosen hospitals. Clinical testing began on the Noninvasive Glucose Sensor in May 1993 (See, "Current Status of the Noninvasive Glucose Sensor"). The clinical trials have been conducted based on a determination by the Company and the IRBs that the device is a "non-significant risk" device, thus obviating the need for an Investigational Device Exemption ("IDE") filing with the FDA. Should any of the IRBs determine, and are successful in convincing the FDA, that the device is a "significant risk" device, the Company would be required to submit an IDE filing to the FDA. Such filing would result in material delays and expenses for the Company, and a resulting significant delay in the completion, marketing and sale of the Noninvasive Glucose Sensor. To date, neither the IRBs nor the FDA have informed the Company that they are of the opinion that the device is a "significant risk" device.

Diasense may conclude clinical testing on any device at any point at which it believes additional data is not necessary for inclusion in the 510(k) Notification. Such notification will include a detailed description of the prototype and data produced during clinical trials. The 510(k) Notification review by the FDA involves a substantial period of time, and requests for additional information and clinical data will require additional time. Although the Company does not anticipate extraordinary problems, there can be no assurance that the 510(k) Notification will ultimately be approved, or when it will be approved.

The 510(k) Notification filed by the Company for the Diasensor 1000(TM) indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an the existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor 1000(TM), should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

In November 1993, BICO announced that it had retained a consulting firm, C.L. McIntosh & Associates, Inc. of Rockville,
Maryland, to assist BICO with its dealings with the FDA. BICO continues to consult with C.L. McIntosh in connection with its pending 510(k) Notification.

The time elapsed between the completion of clinical testing at IRBs and the grant of marketing approval by the FDA is uncertain, and no assurance can be given that approval to market the Noninvasive Glucose Sensor will ultimately be obtained. In addition, delays or rejections may be encountered based upon changes in the FDA's regulatory policies during the period of research and development and the FDA's review.

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor 2000(TM), or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

Whole-Body Extracorporeal Hyperthermia

HemoCleanse has received FDA approval of its Form 510(k) Notification in connection with the use of the BioLogic-DT model, which is used in drug detoxification procedures. However, the 510(k) Notification process, which is intended to be a shorter, less complex FDA procedure as compared to a full Pre-Market Approval process, may not be available for the BioLogic-HT model, which is used in the hyperthermia project. The WBH Companies are continuing to hold discussions with the FDA regarding the number of patients which must be treated with the BioLogic-HT model before the FDA will accept an application to market the delivery system in the U.S., and the WBH Companies have retained a biostatistician to assist them in making that determination. The Company believes, based on the federal government's statements regarding the priority treatment to be afforded to drugs and procedures in connection with the treatment of HIV and AIDS, that its FDA application, in whatever form, may receive expedited review. If either a Pre-Market Approval application or a 510(k) Notification is approved by the FDA, it would allow IDT, via the License Agreement, to market the BioLogic-HT device.

In December, 1994, the FDA approved the WBH Companies' request to expand the WBH studies. The FDA approved and recommended additional trials of thirty to forty persons divided into three to four groups of ten each: one group to be treated with 42 degrees WBH for one hour, with the same treatment four days later; one group to be treated at 40 degrees WBH, with the same treatment four days later; one control group, with no WBH treatment; and, at the FDA's suggestion, one group to be treated at 40 degrees WBH for one hour, to be followed by a second WBH treatment at 42 degrees four days later. The WBH Companies conducted those trials on thirty persons during 1995, and based on the success of those trials, applied for FDA approval to conduct additional trials. In December, 1995, the FDA approved additional trials for sixty persons with one treatment at 42 degrees centigrade for one hour, with a second treatment four days later at 42 degrees centigrade for two hours (See, "BUSINESS
- Whole-Body Extracorporeal Hyperthermia").

The FDA's approval letter allows the new trials to begin once HemoCleanse and IDT have obtained IRB approval from the hospitals where the trials will be conducted. IRB approval has already been received from St. Elizabeth's Hospital in West Lafayette, Indiana, and may be sought from two additional hospitals.

Although the federal government has publicly stated that experimental drugs and procedures in connection with the treatment of HIV will receive priority treatment, there can be no assurances that any future 510(k) Notifications, Pre-Market Approval applications, or IDEs will obtain FDA approval. Without FDA approval, the delivery system cannot be used or marketed in the United States.

Bioremediation

The Company's bioremediation project will be supervised by NETAC, a private group endorsed and supervised by the EPA and the

Pennsylvania Department of Environmental Resources. In addition, each state in which the bioremediation products are used will apply its own environmental regulations to the use and sale of the products.

Pacemakers

The Company is subject to NRC regulations in connection with all of its isotopically-powered pacemakers and the storage of nuclear materials at its Indiana facility. The Company maintains a renewable license to continue storing and handling such pacemakers in order to satisfy warranty claims (See, "Patents, Trademarks and Licenses").

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for the Company's manufacturing processes and maintenance of certain records. The Company maintains quality assurance records for every pacemaker manufactured as well as for all of its implanted pacemakers. The Company also requires the return of all explanted units for analysis by its quality control personnel. In some cases, such as the death of the bearer, a pacemaker may not be explanted or returned to the Company.

Human Resources

As of December 31, 1995, the Company had 153 full-time employees who were located primarily in either the Indiana or Pittsburgh locations. The Company offers employee benefits which include group life, health, and disability insurance, and the option to participate in a 401(k) plan. The Company believes that its relations with its employees are good.

The Company has employment contracts with some of its non-officer employees, most of whom are scientists and engineers employed in the Company's research and development operations. Such contracts are typically for terms of five years and contain confidentiality provisions. The Company also employs consultants as needed; some of the consultants are employed pursuant to consulting contracts which contain confidentiality provisions.

As of December 31, 1995, in addition to BICO's full-time employees, its subsidiaries, Coraflex and IDT had no full-time employees, Barnacle Ban had four full-time employees; Diasense had seven full-time employees; and Petrol Rem had fourteen full-
time employees.   No employees of any of the companies are
currently represented by a collective bargaining unit.

Item 2.  Properties

The Company's research and development operations are located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, Pennsylvania. This facility contains sufficient additional space to accommodate the Company's projected operations through 1996, except for its manufacturing space which is described below. The building is leased by the Company from the 300 Indian Springs Road Real Estate Partnership (the "Partnership"). The lease period is 20 years and runs concurrently for ten years with a mortgage arranged by the Partnership at a stated amount of rent. At the end of ten years, the amount of rent paid by the Company is subject to renegotiation, based on refinancing of a balloon payment due on the mortgage, unless the mortgage has been satisfied by the
Partnership.   In addition to rent, the Company pays all taxes,
utilities, insurance, and other expenses related to its operations at that location (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

In September 1992, BICO entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 22,500 square feet of space which BICO plans to use for the manufacture of the Noninvasive Glucose Sensor, once developed. The lease sets forth rates of $1.50 per square foot for the first four years, $4.00 per square foot for the second four years and $5.00 per square foot for the last two years. The lease term commenced on January 1, 1993, and no payments were due until December 1, 1993. The facility, comprised of 22,500 square feet, has been reconfigured to BICO's specifications, and the machinery and equipment necessary to manufacture have been ordered. In addition, the Company has made arrangements with Indiana County Commerce Park, the location of the manufacturing facility, for an additional

45,500 square feet of manufacturing space. BICO anticipates that the facility will be ready for production in early 1996.

In April 1992, Diasense purchased an office condominium located at the Bourse Office Park, Virginia Manor, 2275 Swallow Hill Road, Building 2500, Second Floor, Pittsburgh, Pennsylvania
15220, for $190,000.    The Company entered into a lease with
Diasense and pays rent for the portion of the offices used by BICO for its administrative offices (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). BICO also leases additional space in the Bourse buildings for parts of its administrative offices at rentals totalling $3,150 per month.

BICO's subsidiary, Petrol Rem, leased space in Brackenridge, Pennsylvania, which was used as a research and development laboratory and office space in connection with the bioremediation
project.   The space was leased at a monthly rental amount of
$1,400, and was terminated on December 31, 1995. Petrol Rem has also leased space in the Pittsburgh area for the purpose of manufacturing its bioremediation product, PRP(R). The lease, which was effective April 1, 1993, has a three-year term with a monthly rental payment of $2,839, plus utilities and applicable business privilege taxes.

BICO's subsidiary, Barnacle Ban, leases space in Robinson
Township, Pennsylvania which is used for its current operations.
The lease has a three-year term with a monthly rental payment of $2,500, plus utilities and applicable taxes and insurance.

Item 3.  Legal Proceedings

The Company is one of several named defendants in a lawsuit filed in connection with one of its pacemakers. The suit was initiated in Indiana state court by an individual who is the administrator of an estate. Management believes that the Company's products liability insurance coverage in effect for the applicable period will be sufficient to cover the alleged liability, if any. The Company will be responsible to pay the deductible amount pursuant to such policy if liability is established (See, "Warranties and Product Liability"). The Company was notified of the suit in January 1993, which, as of January, 1996, is still in the pre-trial stage. During 1995, the Company, through its defense counsel, sought dismissal from the suit since the Company's pacemaker has not been made available for analysis. Such dismissal, which is in the form of a motion for summary judgment, is still pending, and plaintiff's counsel has notified the Company that it will not oppose the motion.

In November, 1994, BICO's counsel was notified by the staff of the Philadelphia office of the U.S. Securities and Exchange Commission (the "SEC") that the SEC had decided to discontinue its investigation of BICO, its officers and directors. The SEC concluded its informal investigation, which was originally initiated in mid-1991, and determined that no enforcement action was necessary.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol "BICO" and is also reported under the symbol "BIOCNTRL TEC". On January 26, 1996 the high and low sales prices for the common stock of the Company as reported by NASDAQ were $3.8125 and $3.375. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the common stock of the Company during the calendar periods indicated, through December 31, 1995, as reported by
NASDAQ:

    Calendar Year and Quarter          High                Low

     1993 First Quarter                 3.750               2.125
          Second Quarter                3.188               1.938
          Third Quarter                 2.938               1.750
          Fourth Quarter                2.813               1.938

     1994 First Quarter                 4.500               2.563
          Second Quarter                3.125               2.375
          Third Quarter                 2.969               2.125
          Fourth Quarter                3.063               1.438

     1995 First Quarter                 2.719               1.500
          Second Quarter                4.689               2.375
          Third Quarter                 4.125               3.000
          Fourth Quarter                6.438               2.688

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense's outstanding common stock for BICO common stock, the specific terms of the transaction must be negotiated, and if a mutually-beneficial agreement cannot be reached, the combination may not occur. The combination is also subject to the approval of the shareholders of the Companies. In the event that Diasense is combined with BICO, the existing characteristics of BICO's common stock might be changed, subject to the terms of the transaction, and to shareholder approval.

As of December 31, 1995, the Company had approximately 22,000 holders of record, including those who hold in street name, for its common stock and 13 holders of record for its preferred stock.

The Company has not paid cash dividends on its common stock or preferred stock (with the exception of a cash dividend on its preferred stock in 1983) since its inception and cash dividends are not presently contemplated at any time in the foreseeable future. The Company anticipates that any excess funds generated from operations in the foreseeable future will be used for working capital and for investment in research and new product development. In accordance with the Company's Articles of Incorporation, cash dividends are also restricted under certain circumstances.

The Company's Registrar and Transfer Agent for its common stock is Chemical Mellon Shareholder Services, L.L.C., New York, New
York.

Employment Agreement Provisions Related to Changes in Control

BICO has entered into agreements (the "Agreements") with Fred E. Cooper, David L. Purdy, Anthony J. Feola, Glenn Keeling, and two non-executive officer employees. The Agreements provide that in the event of a "change of control" of BICO, BICO is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%), to issue to Mr. Feola four percent (4%), to issue Mr. Keeling three percent (3%), and to issue the two non-executive officer employees two percent (2%) each of the outstanding shares of common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreement: (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "MANAGEMENT - Employment Agreements").

Item 6.  Selected Financial Data

                      1995          1994            1993             1992            1991

 Net Sales          $   461,257   $   184,507     $    54,000     $   199,620     $    11,200


 Gain on Sale of    $     0       $     0         $     0         $     0         $   225,000
 Diasense Stock


 Warrant Extensions $12,523,220   $     0         $     0         $     0         $     0


 TOTAL REVENUES     $   755,991   $   481,453     $   134,329     $   313,348     $   261,468


 Benefit            $     0        $     0        $     0         $   157,855    ($   281,855)
 (Provision) for
 Income Taxes


 Net Loss          ($29,420,345)  ($11,672,123)   ($ 7,855,998)   ($ 3,068,048)   ($ 1,051,426)


 Total Assets        $ 9,074,669   $ 6,375,778     $ 2,995,334     $ 2,920,277     $ 4,088,084


 Long-Term           $   175,330   $   163,201     $   104,917     $      0        $    52,678
 Obligations


 Preferred Stock     $    37,900   $    54,900     $    54,900     $     54,900    $    82,500


 Working Capital     $ 3,188,246   $ 2,612,884     $ 1,112,541     $ 1,144,891     $ 2,290,951


 Net Loss per       ($  .84)      ($  .43 )       ($  .45 )       ($  .23 )       ($  .08 )
 Common Share


 Cash Dividends per
 share:
   Preferred         $     0       $     0         $     0         $     0         $     0
   Common            $     0       $     0         $     0         $     0         $     0


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense's outstanding common stock for BICO common stock, the specific terms of the transaction must be negotiated, and if a mutually-beneficial agreement cannot be reached, the combination may not occur. The combination is also subject to the approval of the shareholders of the Companies. As of the date of this document, the Companies were still functioning as two different corporations; such status is reflected in the discussions set forth herein; however, BICO's financial statements, portions of which are discussed below, continue to be consolidated, and therefore include Diasense as a majority-owned subsidiary. BICO's financial statements have been consolidated to include Diasense since Diasense's inception in 1989.


Liquidity and Capital Resources

The following is a summary of the more detailed information set forth in the financial statements attached hereto.

Working capital was $3,188,246 at December 31, 1995, as compared to $2,612,884 at December 31, 1994, and $1,112,541 at December
31, 1993. Working Capital was increased by sales of common stock by the Company and its affiliate Diasense, which aggregated approximately $19,275,000 in 1995; $14,910,000 in 1994; and
$7,142,000 in 1993.

Cash decreased to $3,204,501 at December 31, 1995 from $3,315,846 at December 31, 1994 and $1,540,960 at December 31, 1993. This decrease was attributable to the Company's sales of its common stock less its ($16,891,242) net cash flow used by operations during the twelve month period. These operating expenditures consisted primarily of costs associated with research and development projects, and related general and administrative expenses. The Company also had net cash used by investing activities of ($2,763,301). During the twelve months ended December 31, 1995, cash of $16,436,913 was raised by BICO, and cash of $3,111,400 was raised by Diasense.

In July, 1995, BICO purchased 1,200,000 shares of Diasense common stock at a price of $3.50 per share.

During 1995, the Company loaned HemoCleanse, an Indiana Corporation working with IDT on the Whole-Body Extracorporeal Hyperthermia project, an aggregate of $1,050,000 in the form of one-year notes accruing interest at prime rate as reported by the Wall Street Journal. The notes are convertible, at the Company's option, into shares of HemoCleanse common stock at $3.50 per share. The Company loaned $62,500 to Anthony J. Feola, its director and officer, at nine (9%) percent interest; such note was paid in full, including accrued interest of $5,625, on December 29, 1995. The Company also loaned $250,000 to Allegheny Food Services in the form of a one-year note accruing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Joseph Kondisko, a former director of Diasense, is a principal owner of Allegheny Food Services.

The Company continued to fund operations mostly from sales of its common stock. During 1992 through 1994, the Company entered into agreements with several entities which agreed to use their best efforts to sell the Company's common stock to foreign investors subject to the requirements set forth in Regulation S of the Securities Act of 1933 ("Regulation S"). Such entities undertook to ensure compliance with Regulation S, which among other things, limits a foreign investor's ability to trade the Company's stock in the United States. Beginning in 1992, and as of December 31, 1994, 10,463,909 shares of the Company's common stock had been sold pursuant to the agreements, resulting in net proceeds to the Company of $18,905,879. An aggregate of 6,317,860 shares with net proceeds of $12,400,750 were sold during fiscal 1994. Proceeds of the sales were used to continue to fund the Company's research and development projects and to provide working capital for the Company. No such sales were made during 1995.

In December 1992, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission (the "SEC"), which became effective on February 10, 1993. The Registration was subsequently amended on a Form S-3. The Registration, which is a "Shelf Registration" registered shares of common stock held by existing shareholders, and the shares of common stock underlying all of the Company's outstanding warrants and options which were outstanding at the time of the filing. As of its latest amendment in March, 1995, the Registration includes the following shares of common stock: 193,412 shares purchased pursuant to
private placements; and   2,640,982 shares underlying currently
exercisable warrants. The Registration will enable the "Selling Shareholders" set forth in the Registration Statement to sell their common stock, subject to applicable blue sky laws and other requirements, without restriction. For a more detailed description of the Company's outstanding warrants, See, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "Warrants" and the Financial Statements attached hereto.

In connection with the December, 1992 BICO Registration, all of the officers and directors of the Company and its affiliates, Diasense, Coraflex, Petrol Rem and IDT, as well as shareholders who would, upon the exercise of warrants, own in excess of 5% of the Company's stock, agreed to enter into a "Lock-In Agreement" whereby they have agreed not to sell any of the common stock, excluding stock acquired via private placements or on the open market, at a price of less than $2.50 per share until March, 1998.

On February 15, 1993, BICO exercised its option with Joseph Resnick to enter into an agreement regarding the acquisition of developmental and marketing rights to the bioremediation product PRP(R), and other biological remediation products and inventions. BICO assigned the agreement to Petrol Rem, a subsidiary of BICO, and originally issued 420,000 shares of nonvoting common stock, or 42% of Petrol Rem, to Mr. Resnick. Due to a recapitalization of Petrol Rem's common stock, Mr. Resnick now owns 5,000,000 shares of non-voting common stock, which represents 33% of Petrol Rem. The agreement contains termination provisions and sets forth payments to be made to Mr. Resnick based upon sales and net income levels. Such payments include a minimum $200,000 payment to Mr. Resnick over two years and an $80,000 payment to a third party over a two-year period beginning in 1993, even if the agreement is terminated. Payments beginning the second year
(1994) aggregate a minimum of $120,000 per year through 1997. Petrol Rem has also entered into an employment agreement with Mr. Resnick, and pays him a salary of $85,000 per year pursuant to such agreement.

In May, 1993, BICO initiated a private placement of its common stock to accredited investors only, at $1.35 per share. The offering was closed in June, 1993 after an aggregate of $1,299,637 was raised pursuant to the offering.

On December 31, 1992, the Company's affiliate Diasense filed an initial public offering with the SEC which became effective on July 19, 1993. As of its last amendment in January, 1996, the registration included 4,892,216 shares of common stock, 6,565,013 shares of common stock underlying currently exercisable warrants and 2,992,062 shares of common stock held by existing Diasense shareholders. As of December 31, 1995, exercisable warrants to purchase 7,291,213 shares of Diasense common stock were outstanding. To the extent that such warrants are exercised, BICO's ownership in Diasense will be proportionately diluted (See, Note H to the Financial Statements.)

In July 1993, the Company filed an S-1 Registration Statement with the SEC, which became effective on August 16, 1993. The Registration, which is a "Shelf Registration" registered new shares of common stock to be offered by the Company, certain common stock held by existing shareholders, and the shares of common stock underlying certain outstanding warrants. As of its latest amendment in April, 1995, the Registration includes the following shares of common stock: 5,994,854 primary shares to be offered by the Company, 53,519 shares purchased pursuant to private placements; and 360,000 shares underlying currently exercisable warrants. In addition to enabling the Company to sell 5,994,854 shares of its common stock, the Registration will enable the "Selling Shareholders" set forth in the Registration Statement to sell their common stock, subject to applicable blue sky laws and other requirements, without restriction. As of December 31, 1995, 8,812,924 shares had been issued pursuant to such registration, resulting in proceeds to the Company of $18,816,135.

Due to the Company's current limited sources of revenue, the Company plans to seek additional financing which will be used to finance development of, and to proceed to manufacture, the Noninvasive Glucose Sensor and to complete the development of its
other projects.   No assurances are made as to the availability
of any such financing. Although the Company has partially developed other products for biomedical use, and is developing a bioremediation product, its primary emphasis during 1995 was the continued development of the Noninvasive Glucose Sensor (See, "BUSINESS").

The Company's products are at various stages of development and will require additional funding for completion. This paragraph summarizes the Company's estimates as to the aggregate amounts needed to complete each project, assuming continued testing and development is successful. The Company may choose to discontinue any of its projects at any time if research and development efforts indicate that continuation would be inadvisable. The Diasensor 1000(TM) has been submitted to the FDA for marketing approval and the Diasensor 2000(TM) is in the pre-clinical trial stage of development. At this time, the Company estimates that approximately $500,000 will be required to complete the FDA approval process, although, due to the uncertainty of the FDA approval process, the Company can make no assurances that such estimate is accurate. In addition, the Company estimates that approximately $2,600,000 will be required to complete the renovations to the Company's expanded manufacturing facility in order to manufacture the Noninvasive Glucose Sensor. Pending the completion of such renovations, and the installation of the necessary manufacturing equipment, the Company plans to use its existing facility in Indiana, Pennsylvania, along with subcontractors, to begin manufacturing. The Company anticipates that an additional $12,200,000 will be used for inventory build-up and work-in-progress. The Company estimates that approximately $2,000,000 will be required to complete the heart valve project and $2,000,000 will be required to complete the hyperthermia project.

The Company currently has a commitment for capital leases on certain of its capital equipment and future commitments for new capital expenditures will be required to continue the Company's efforts in research and development, and to manufacture and market its existing products and any other products it may develop.

As of January, 1995, the Company estimates that its short-term liquidity needs will be met from currently available funds. The Company estimates that such funds will be sufficient to complete the research and development stage of the Noninvasive Glucose Sensor, to complete the FDA approval process, and to begin marketing the device. The Company anticipates that it will finance those expenses with existing funds, as well as funds raised through the sales of its securities and from the other sources of funds described herein. The Company has a history of successful capital-raising efforts; since 1989, and through December 1995, BICO and its affiliate Diasense have raised over $59,000,000 in private and public offerings alone. Those funds were supplemented by the Company's receipt of over $1,270,000 as a result of the exercise of warrants and options from 1993-1995.

Management also expects to meet a portion of its short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis, as described herein. During 1993, 1994 and 1995, the Company was awarded contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Such contracts generated revenues of $54,000, $177,259 and $149,448 in 1993, 1994 and
1995, respectively. In February, 1995, the Company was awarded an additional contract for $2.2 million in connection with its manufacturing project (See, "BUSINESS").

Pursuant to a Research and Development Agreement (the "R&D Agreement") Diasense is obligated to pay BICO for its work to develop the Noninvasive Glucose Sensor. During 1995, both billings and payments pursuant to the R&D Agreement were suspended pending the FDA's decision on the 510(k) Notification for the Diasensor 1000(TM). In May, 1995, BICO agreed to accept 3,000,000 shares of Diasense common stock at an assigned value of $3.50 per share in return for a reduction of $10,500,000 in
amounts due to BICO.   As of December 31, 1995, all amounts due
to BICO by Diasense pursuant to the R&D Agreement had been paid.

During 1993 and 1994, Petrol Rem reimbursed BICO and Diasense for the expenses of their employees who performed services for Petrol Rem. Pursuant to an oral agreement, BICO and Diasense were reimbursed for 100% of Anthony J. Feola's, Gary R. Keeling's and C. Terry Adkin's time. Such reimbursement aggregated approximately $578,092 through December 31, 1994.

In view of BICO's expenses resulting from its product development projects, and other factors discussed herein, as compared to BICO's contract revenues, currently available funds, and established ability to raise capital in public and private markets, BICO estimates that it will meet its liquidity needs for a period of at least twelve months from December 31, 1995 from currently available funds, including those expected to be raised via additional sales of the Company's common stock. This estimate is based, in part, upon the current absence of any extraordinary technological, regulatory or legal problems.
Should such problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise the Company's estimates would require re-evaluation. There can be no assurances that despite the Company's good-faith efforts, its estimates will lead to accurate results.

The Company's long-term liquidity needs are expected to include working capital to fund manufacturing expenses for its products and continued research and development expenses for existing and future projects. Such needs are expected to be met from continued FES and IRS Device contract revenues, sales of its bioremediation products and, once production begins, the Noninvasive Glucose Sensor and other products. Delays in the development of the Company's products will result in increased needs for capital from other sources. The Company anticipates that such other sources will include continued sales of common stock, and investment partners such as venture capital funds and private investment groups. There can be no assurances given that adequate funds will be available. If the Company is unable to raise the funds necessary to fund the long-term expenses necessary to complete the development or manufacture of its products, the Company will be unable to continue its operations.

As described hereinabove, management believes the Company has sufficient liquidity to meet its projected expenditures on a short-term basis. Absent additional funding, the Company will have limited liquidity on a long-term basis. Moreover, many demands on liquidity, such as technological, regulatory or legal problems, could cause the Company's liquidity to be inadequate.
At present, the Company does not have any additional sources of liquidity, including bank lines of credit. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, the PRP(R) bioremediation product, and other new products. There can be no assurances that any such products will be successfully marketed or commercially viable.


Results of Operations

The following is a summary of the more detailed information contained in the financial statements attached hereto.

In 1995, the Company's net sales increased to $461,257 from $184,507 in 1994 and from $54,000 in 1993. The increase was due to an increase in the number of products produced pursuant to FES and IRS Device contracts. Of the total net sales, the Company had $149,448 in FES and IRS Device contractual revenues in 1995, as compared to $177,259 in 1994 and $54,000 in 1993.

In 1995, 1994 and 1993, the Company received interest income in the amount of $294,734, $284,938, and $53,001, respectively. The increase was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates.

In 1995, the Company's costs of products sold was $198,542 as compared to $98,668 in 1994 and $27,446 in 1993. The increase is primarily due to the Company's corresponding increases in product sales, and products produced pursuant to FES and IRS Device contracts.

The Company's research and development expenses were $7,649,678 in 1995, an increase from $5,214,386 in 1994, and $3,431,634 in
1993. The overall increase was due to the Company's receipt of funds pursuant to sales of stock, which funds were used primarily to finance the Company's accelerated efforts in the research and development of the Noninvasive Glucose Sensor, as well as the hyperthermia project.

In 1995, General and Administrative expenses were $11,117,107 as compared to $7,460,602 in 1994 and $4,607,195 in 1993. The increase was due to the Company's increase in payroll expenses, primarily as a result of the recruitment and hiring of new employees, primarily for the purpose of developing and promoting the Noninvasive Glucose Sensor.

During Fiscal 1995, the Company extended 2,069,500 warrants originally granted to certain officers, directors, employees and consultants in 1990 and 1991, until 1998. Because the exercise price of such warrants ($.25 and $.33) was lower than the market price of the common stock at the time of the extensions $7,228,220 was charged to operations during 1995, in addition to a similar charge of $5,295,000 made by the Company's subsidiary, Diasense during 1995 (See, "EXECUTIVE COMPENSATION").

Interest expense on the Company's outstanding indebtedness was $17,048 in 1995, as compared to $9,766 in 1994, and $5,624 in
1993. The increase was due to an increase in capital leases on certain Company equipment.


Income Taxes

Due to the Company's net operating loss carried forward from previous years and its current year losses, no federal or state income taxes were required to be paid for the years 1987 through 1995. As of December 31, 1995, the Company and its subsidiaries, except for Diasense and Petrol Rem, had available net operating loss carryforwards for federal income tax purposes of approximately $33,000,000, which expire during the years 1995 through 2010. Due to the net loss reported in 1992, the Pennsylvania income tax was reduced to $122,000 and paid during 1993. (See, Note I to the Financial Statements).


Supplemental Financial Information

Subsequent to December 31, 1995, and through January 30, 1996, the Company issued approximately 250,000 shares of its common stock pursuant to its public offering. Such issuances resulted in net proceeds to the Company of approximately $576,600.

In December 1995, the Boards of Directors of both Diasense and BICO determined that it was in the best interest of both companies to combine them (See, "Management's Discussion and Analysis of Financial Condition and Results of Operations").


Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-19 of this report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Effective January 25, 1995, upon a determination by the Board of Directors, the Company engaged Thompson Dugan as its independent auditors and accountants to replace Grant Thornton LLP. Thompson Dugan also serves as the independent auditors and accountants for Diasense, replacing Grant Thornton LLP. Neither company had any disagreements with Grant Thornton or Thompson Dugan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Although the Company is currently taking orders in its London office, and has entered into a distribution agreement with a German-based company, the Company has had no sales, foreign or domestic, since its inception.

Item 10.  Directors and Executive Officers of the Registrant


The directors and executive officers of the Company are as
follows:
                                Director
Name                    Age       Since         Position

David L. Purdy           67       1972          President, Chairman of
                                                the Board, Treasurer, Director

Fred E. Cooper           50       1989          Chief Executive Officer,
                                                Executive Vice President,
                                                Director

Anthony J. Feola         48       1990          Senior Vice President,
                                                Director

Glenn Keeling            45       1991          Vice President, Director

Raymond F. Carr          69       1993          Director
______________________________

DAVID L. PURDY, 67, is President, Chairman of the Board, Treasurer and a director of the Company. Mr. Purdy has been a director and Chairman of the Board since its organization in 1972 and is considered the organizer and founder of the Company; he devotes 60% of his time to the business of the Company, and 40% of his time to Diasense. He has also served as President of the Company from 1972 through December 1990, with the exception of five months in 1980, when he served as Chairman and full-time Program Director of the Company's implantable medicine dispensing device program with St. Jude Medical, Inc., and from October 1, 1987 through July 15, 1988, when he served as Chairman and Director of Research and Development for the Company. Prior to founding the Company, he was employed by various companies in the medical technology field, including Arco Medical, Inc. Mr. Purdy is also an officer and director of Diasense, Nu-Insulin and Coraflex, and a director of Petrol Rem and IDT.

FRED E. COOPER, 50, is the Chief Executive Officer, Executive Vice President and a director of the Company; he devotes approximately 60% of his time to the business of the Company, and 40% to Diasense. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. In 1972, Mr. Cooper founded Cooper Leasing Corp., Pittsburgh, Pennsylvania, a company specializing in equipment and
venture financing.   Mr. Cooper was appointed Chief Executive
Officer in January 1990. He is also an officer and director of Diasense, Nu-Insulin and Barnacle Ban, and a director of Petrol Rem, Coraflex and IDT.

ANTHONY J. FEOLA, 48, rejoined the Company as its Senior Vice President in April, 1994, after serving as Diasense's Vice President of Marketing and Sales from January, 1992 until April, 1994. Prior to January, 1992, he was the Company's Vice President of Marketing and Sales. Prior to joining the Company in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh in 1989, and National Sales Manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director of the Company in February 1990, and also serves as a director of Diasense, Coraflex and Barnacle Ban. He is also the President, CEO and a director of Petrol Rem, and the Secretary/Treasurer and a director of IDT.

GLENN KEELING, 45, became a member of the Board of Directors in April 1991. Mr. Keeling currently is a full-time employee of BICO in the position of Vice President of Marketing; his primary responsibilities during 1994 and 1995 have been the management and operation of IDT's Whole-Body Extracorporeal Hyperthermia project. From 1976 through 1991, he was a Vice President in charge of new business development at Equitable Financial Management, Inc., a regional equipment lessor specializing in export leasing and leasing of income producing equipment. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also President and a director of IDT.

RAYMOND F. CARR, 69, was appointed to the Company's Board of Directors on April 19, 1993. Mr. Carr is a retired bank officer. He was employed by various banks from 1951 to 1960 which merged with PNC Bank and was an officer at Northside Deposit Bank from 1960 until his retirement in 1985.

Pursuant to the disclosure requirements of Item 405 of Regulation S-K regarding timely filings required by Section 16(a) of the Securities and Exchange Act, the Company represents the following. Based solely on its review of copies of forms received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.


Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993, of those persons who were, at December 31, 1995 (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                   SUMMARY COMPENSATION TABLE


                          Annual Compensation                 (1)Long Term Compensation

  Name and         Year   Salary ($)  Bonus($)  (2)Other     Awards       (2)All Other
  Principal                                        ($)       Securities   Compensation
  Position                                                   Underlying
                                                             Warrants(#)
  David L. Purdy   1995    $300,000    $  0       $  0       820,000 (3)       $  0
  President,       1994    $250,000    $  0       $  0           -0-           $  0
  Treasurer(4)     1993    $200,000    $10,000    $  0           -0-           $  0

  Fred E. Cooper   1995    $330,000    $  0       $  0       575,000 (3)       $  0
  CEO(5)           1994    $260,000    $  0       $  0           -0-           $  0
                   1993    $200,000    $  0       $  0           -0-           $  0

  Anthony J. Feola 1995    $200,000    $ 93,125   $  0       200,000 (3)       $  0
  Sr. Vice         1994    $133,333    $  0       $  0           -0-           $  0
  President(6)

  Glenn Keeling    1995    $175,000    $  0       $  0            -0-          $  0
  VP(7)            1994    $150,000    $  0       $  0            -0-          $  0
                   1993    $100,000    $ 10,000   $  0            -0-          $  0

(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1995, 1994, or 1993. The Company did not award any restricted stock to the Named Executives during
        any year, including the years 1995, 1994 or 1993.    The
        Company did not award any warrants, options or Stock Appreciation Rights ("SARs") to the Named Executives during the years ended December 31, 1995, 1994 or 1993; however, the Company did extend warrants owned by the Named
        Executives, which would have expired during 1995 (See Note
        3, below). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees. The Company currently has key-man life insurance for David L. Purdy and Fred E. Cooper in the amount of $1,000,000 each.

(2) During the year ended December 31, 1995, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits. The aggregate amount of all perquisite compensation was less than 10% of the total annual salary and bonus reported for each Named Executive.

(3) During 1995, the Company extended warrants previously issued to the Named Executives which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock (See, "Option/Warrant/SAR Grants in Fiscal 1995" Table).

(4) In November, 1994, Mr. Purdy's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Purdy's salary was increased by $50,000. In 1995, 1994 and 1993, Mr. Purdy was paid $100,000, $72,727 and $50,000 by
        Diasense.

(5) In November, 1994, Mr. Cooper's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). In addition, in 1995 and 1994, Mr. Cooper was paid $40,000 and $30,000, respectively by both Petrol Rem and IDT, both of which are subsidiaries of BICO. In 1995, 1994, and 1993, Mr. Cooper was paid $150,000, $130,454, and $10,000 in salary and bonuses by
        Diasense, respectively.

(6) In April, 1994, Mr. Feola's employment agreement with Diasense was assigned to BICO when he left Diasense to rejoin BICO as its Senior Vice President. In November, 1994, Mr. Feola's employment agreement was renegotiated, provides for an annual salary of $200,000 and is effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Feola's salary was increased by $50,000. In 1994, Mr. Feola was paid $116,667 by Diasense.

(7) In November, 1994, Mr. Keeling entered into an employment agreement with the Company which provides for an annual salary of $150,000 effective November 1, 1994 through October 31, 1999 (See, "Employment Agreements"). During 1995, Mr. Keeling's salary was increased by $25,000.

    Option/Warrant/SAR Grants in Last Fiscal Year

                                                                                     POTENTIAL  REALIZED
                                                                                      VALUE  AT ASSUMED
                                                                                    ANNUAL RATES OF STOCK
                                                                                   PRICE  APPRECIATION FOR
                              INDIVIDUAL GRANTS (1)                                    OPTION TERM (3)

                            Percent of
             Number of      Total
             Securities     Options/SARs
             Underlying     Granted to       Exercise or
             Options/SARs   Employees in     Base Price    Expiration
  Name       Granted(#)     Fiscal Year(2)     ($/Sh)         Date            5%($)        10%($)       0%($)
  Fred E.      70,000           3.3%            $0.25        4/24/98       $  218,500   $  253,75 $  179,200
  Cooper      500,000          24.0%            $0.25        5/01/98       $2,190,000   $2,527,000   $1,875,000
                5,000           0.3%            $0.33        6/29/98       $   23,285   $   27,110   $   18,500

  David L.    240,000          11.5%            $0.25        4/24/98       $  747,600   $  870,000   $  614,400
  Purdy       500,000          24.0%            $0.25        5/01/98       $2,190,000   $2,537,000   $1,875,000
               80,000           3.8%            $0.33        6/29/98       $  372,560   $  433,760   $  296,000

  Anthony J.  100,000           4.8%            $0.25        5/01/98       $  438,000   $  507,400   $  375,000
  Feola       100,000           4.8%            $0.25       11/26/98       $  641,900   $  744,300   $  512,500

(1) The warrants set forth in this table represent the warrants already held by the Named Executives which were extended by the Company during 1995. These warrants to purchase the Company's common stock were originally granted to the Named Executives in 1990 and 1991 (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Although the warrants were not actually awarded during 1995, they are included in this Executive Compensation disclosure section because the exercise price of the warrants, which was not changed at the time of the extension, was less than the "market price" of the common stock at the time of the extension.

(2) For purposes of calculating these percentages, the total number of warrants granted or extended during 1995 was 2,090,500, which included 21,000 new grants in 1995, and extensions of 2,069,500 warrants originally granted in 1990 and 1991.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of 1995 and the fair value of the Company's common stock price from the date of the extension until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth (the closing bid price on the date of the extension as reported by NASDAQ):
          STOCK PRICE ON           EXPIRATION
          DATE OF EXTENSION           DATE         5%         10%

          04/12/95:  $2.81          4/24/98      $3.365      $3.875

          05/01/95:  $4.00           5/1/98      $4.630      $5.324

          06/05/95:  $4.03          6/29/98      $4.987      $5.752

          11/01/95:  $5.375        11/26/98      $6.669      $7.693

        The foregoing values do not reflect appreciation actually realized by the Named Executives (See, "Option/Warrant/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/Warrant/SAR Value" Table, Below).

  AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE


                                           Number of        Value of
                                           Securities       Unexercised In-
                                           Underlying       the-Money
                                           Unexercised      Options/SARs at
                                           Options/SARs     FY-End ($)
                                           at FY-End(#)

  Name        Shares        Value          Exercisable/     Exercisable/
              Acquired on   Realized($)    Unexercisable    Unexercisable
              Exercise         (2)              (3)             (4)
              (#)(1)
  David L.     20,000       $ 44,960         820,000         $2,709,440
  Purdy         (5)            (6)             (7)

  Fred E.      65,000       $333,930         505,000         $1,656,000
  Cooper        (8)            (9)             (10)

  Anthony J.  250,000       $347,750         550,000         $1,734,100
  Feola         (11)           (12)            (13)

  Glenn           0         $    0               0           $      0
  Keeling
__________________

(1) This figure represents the number of shares of common stock acquired by each named executive officer upon the exercise of warrants.

(2) The value realized of the warrants exercised was computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the warrant.

(3) All warrants held by the Named Executives are currently exercisable.

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the average of the closing bid and ask prices of the Company's common stock on December 29, 1995 as reported by NASDAQ ($3.562).

(5) During the fiscal year ended December 31, 1995, Mr. Purdy exercised warrants to purchase 20,000 shares of common stock at $.33 per share.

(6) On the date of the exercise set forth in note (5), the average of the closing bid and ask prices as reported by NASDAQ was $2.578 per share.

(7) Includes warrants to purchase: 240,000 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); and 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998) (See, "Warrants").

(8) During the fiscal year ended December 31, 1995, Mr. Cooper exercised warrants to purchase the following: 10,000 shares of common stock at $.25 per share; 55,000 shares of common stock at $.25 per share; and 5,000 shares of common stock at $.33 per share.

(9) The average of the closing bid and ask prices as reported by NASDAQ were as follows on the dates of the warrant exercises set forth in note (8), respectively: $2.969; $5.469 and $5.469.

(10) Includes warrants to purchase: 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) (See, "Warrants").

(11) During the fiscal year ended December 31, 1995, Mr. Feola exercised warrants to purchase the following: 250,000 shares of common stock at $.25 per share.

(12) On the date of the exercise set forth in note (11), the average of the closing bid and ask prices as reported by NASDAQ was $1.641 per share.

(13) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); 100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26,
        1998); and 350,000 shares of common stock at $.50 per share until October 11, 1996 (See, "Warrants").

Stock Option Plan

In November 1983, the Company adopted an Incentive Stock Option Plan ("ISOP"). As of December 31, 1994, all of the options issued pursuant to the ISOP had been exercised, with no options outstanding. Under the ISOP, the exercise price of options was not less than the fair market value of the shares on the date of the grant and the options did not have a term in excess of ten years. Only full-time, continuous employees of the Company were granted options under the ISOP and the options were intended to qualify as "incentive stock options" within the meaning of
Section 422(A)(b) of the Internal Revenue Code.  In August
1992, the Board of Directors voted to discontinue additional grants pursuant to the ISOP in order to use available shares of stock to raise additional funds for its research and development projects.

The following is a summary of the options granted pursuant to the
ISOP:
No. of Shares         Exercise Price       Expiration Date
       5,000                  .90                9/28/93
      87,000                  .25                8/22/94
      96,000                  .25                5/31/93

No options were granted during the year ended December 31, 1995.

During 1994, the following options to purchase a total of 18,000 shares of common stock were exercised. Unless otherwise noted, each option had an exercise price of $.25 per share.
                      Date  of    Exercise     No. of     Market
                      Issuance      Date       Shares     Price(1)
Cupp, James           05/31/85    02/07/94     10,000     $ 3.6563
Klingensmith, John    05/31/85    08/22/94      5,000     $ 2.6719
Rapach, Charles       05/31/85    08/18/94      3,000     $ 2.6250

(1) Market price was determined by the average of the closing bid and ask prices on the exercise date as reported by NASDAQ.

Employment Agreements

BICO has entered into employment agreements (the "Agreements") with its Named Executives Fred E. Cooper, David L. Purdy, Anthony
J. Feola and Glenn Keeling effective November 1, 1994, pursuant to which they are entitled to receive annual salaries of $250,000, $250,000, $200,000 and $150,000 respectively, which are subject to review and adjustment. The initial term of the Agreements with Messrs. Cooper and Purdy expires on October 31, 1999, and continues thereafter for additional three-year terms unless any of the parties give proper notice of non-renewal. The initial term of the Agreements with Messrs. Feola and Keeling expires on October 31, 1999, and continues thereafter for additional two-year terms unless either of the parties give proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of BICO, BICO is required to issue to Messrs. Cooper and Purdy shares of common stock equal to five percent (5%), to issue Mr. Feola shares of common stock equal to four percent (4%), and to issue Mr. Keeling shares of common stock equal to three percent (3%), of the outstanding shares of the common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, in the event of a change in control within the term of the Agreements or within one year thereafter, Messrs. Cooper, Purdy, Feola and Keeling are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. BICO is also required to continue medical insurance coverage for Messrs. Cooper, Purdy, Feola and Keeling and their families during such periods. Such severance payments will terminate in the event of the employee's death.

In the event that either Mr. Purdy or Mr. Cooper becomes disabled, as defined in their Agreements, he will be entitled to the following payments, in lieu of salary, such payments to be reduced by any amount paid directly to him pursuant to a disability insurance policy provided by the Company or its affiliates: 100% of his most recent annual salary for the first three years; and 70% of his most recent salary for the next two years. In the event that either Mr. Feola or Mr. Keeling becomes disabled, as defined in their Agreements, he will be entitled to the following payments, in lieu of salary, such payments to be reduced by any amount paid directly to him pursuant to a disability insurance policy provided by the Company or its affiliates: 100% of his most recent annual salary for the first year; and 70% of his most recent salary for the second year.

The Agreements also generally restrict the disclosure of certain confidential information obtained by Messrs. Cooper, Purdy, Feola and Keeling during the term of the Agreements and restricts them from competing with BICO for a period of one year in specified states following the expiration or termination of the Agreements.

In addition to the Employment Agreements described above, BICO also entered into employment agreements with two of its non-executive officer employees effective November 1, 1994. The terms of such agreements are similar to those described for Messrs. Feola and Keeling above, with the following amendments: the term of one agreement is from November 1, 1994 through October 31, 2002, and is renewable for successive two-year terms; the term of the other agreement is from November 1, 1994 through October 31, 1999, and is renewable for successive two-year terms; the annual salaries are $100,000 and $75,000 respectively; and, in the event of a "change in control", BICO is required to issue both employees shares of common stock equal to two percent (2%) of the outstanding shares of the common stock of the Company immediately after the change in control.

In the event that Diasense is combined with BICO, as discussed herein, it is uncertain as to how BICO's existing Employment Agreements will be treated, or whether they will be amended as part of the terms of the transaction. The Companies anticipate that, unless unforeseen additional entities become involved in the transaction, all parties to the Companies' Employment Agreements will stipulate that such combination does not constitute a "change in control" pursuant to the Employment Agreements.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth the indicated information as of December 31, 1995 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company, and all directors and executive officers of the Company as a group. The table excludes disclosure of entities such as Cede & Co. and other companies which would reflect the ownership of entities who hold stock on behalf of shareholders.

As of December 31, 1995, there were 37,021,118 shares of the Company's common stock outstanding. The first column sets forth the common stock currently owned by each person or group, excluding currently exercisable warrants for the purchase of common stock. The second column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1995 owned by each person or group, excluding exercisable warrants. The third column sets forth the total number of shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, plus common stock currently owned. The fourth column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1995 which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned, as set forth in the third column. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

                          Amount and Nature                                  Percent of
Name and Address of       of Beneficial        Percent of   Ownership with   Class with
Beneficial Owner          Ownership(1)         Class(2)      Warrants (3)    Warrants(4)
David L. Purdy (5)           187,340              *          1,007,340(6)        2.7%
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper               576,200             1.5%        1,076,200(7)        2.9%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola             354,000              *            904,000(8)        2.4%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Glenn Keeling                138,500              *            138,500(9)         *
200 Julrich Drive
McMurray, PA 15317

Raymond Carr                     0                *             15,000(10)        *
2120 Greentree Road
Apt. 306E
Pittsburgh, PA  15220

All directors and          1,256,040             3.4%        3,141,040(11)       8.1%
executive officers
as a group (5 persons)

* Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of December 31, 1995.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1995. For computation purposes, the total number of shares of common stock outstanding as of December 31, 1995 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Does not include shares held by Mr. Purdy's spouse or adult children. Mr. Purdy disclaims any beneficial interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 240,000 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998); and 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Purdy's previous employment agreement. In addition, Mr. Purdy is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(7) Includes currently exercisable warrants to purchase the following: 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Cooper's previous employment agreement. In addition, Mr. Cooper is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(8)     Includes currently exercisable warrants to purchase the
        following:   100,000 shares of common stock at $.25 per
        share until November 26, 1995 (extended until November 26,
        1998); 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Feola's previous employment agreement; and 350,000 shares of common stock at $.50 per share until October 11, 1996. In addition, Mr. Feola is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(9) In addition, Mr. Keeling is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment
        Agreements").

(10) Includes currently exercisable warrants to purchase 15,000 shares of common stock at $2.75 per share until August 25, 1999.

(11) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

Item 13.  Certain Relationships and Related Transactions

The Company and its affiliates share common officers and directors. In addition, BICO and Diasense have entered into several intercompany agreements including a Purchase Agreement, a Research and Development Agreement and a Manufacturing Agreement, which are summarized herein. Management believes that it was in the best interest of the Company to enter into such agreements and that the transactions were based upon terms as fair as those which may have been available in comparable transactions with third parties. However, no unaffiliated third party was retained to determine independently the fairness of such transactions.
The Company's policy concerning related party transactions requires the approval of a majority of the disinterested directors of both the corporations involved, if applicable.

In the event that Diasense is combined with BICO, as discussed herein, the related transactions set forth herein would be materially effected. For example, separate employment agreements would be unnecessary, as would the "Intercompany Agreements" described herein. Because the transaction is in a preliminary stage, and the terms of the transaction have yet to be negotiated or approved by the shareholders of either corporation, this discussion is set forth to reflect the relationships which exist as of the date of this document, when BICO and Diasense remained two different corporations.

Employment Relationships

The Board of Directors of the Company approved employment agreements on November 1, 1994 for its officers, David L. Purdy, Fred E. Cooper, Anthony J. Feola and Glenn Keeling. According to the terms of the agreements, Messrs. Purdy and Cooper receive annual salaries of $250,000 each for initial five-year terms, renewable for successive three-year terms. Mr. Feola will receive an annual salary of $200,000 for the initial five-year term, which is renewable for successive two-year terms, and Mr. Keeling will receive an annual salary of $150,000 for the initial five-year term, which is renewable for successive two-year terms (See "Employment Agreements").

David L. Purdy, President, Treasurer and a director of the Company, is a director of Diasense, Coraflex, IDT, Petrol Rem, and Nu-Insulin. He is also the chairman and Chief Scientist of Diasense, the President and Treasurer of Coraflex and the Chairman and Secretary of Nu-Insulin. Mr. Purdy devotes 60% of his time to BICO, and 40% to Diasense. In addition to his salary paid by BICO, Mr. Purdy was paid $100,000 by Diasense in 1995.

Fred E. Cooper, Chief Executive Officer, Executive Vice President and a director of the Company, is a director of Diasense, Coraflex, IDT, Petrol Rem, Nu-Insulin, and Barnacle Ban. He is also the President of Diasense, Nu-Insulin, Coraflex and Barnacle Ban. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasense. In addition to his salary and bonus paid by BICO, he was paid $150,000 by Diasense in 1995. Anthony
J. Feola, Senior Vice President and a director of the Company, is also a director of Diasense, Coraflex, IDT, Petrol Rem, and Barnacle Ban. He is also the Secretary/Treasurer of IDT, and
the President and CEO of Petrol Rem.   Glenn Keeling, Vice
President and a director of the Company, was employed on January
1, 1992 as BICO's manager of product development.   Mr. Keeling
is also the President and a director of IDT. C. Terry Adkins, a director of the Company until March 1992, is currently a director
and Vice President of Diasense.   He is paid an annual salary of
$95,000 by Diasense and has no employment contract with Diasense. Gary Keeling, the brother of Glenn Keeling, is an officer and director of Diasense. He has an employment contract with Diasense and was paid $143,750 in 1995.

Property

Four of the Company's current executive officers and/or directors and one former director of the Company are members of the eight-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased the Company's real estate in Indiana, Pennsylvania, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. The business purpose of the real estate transaction was to raise funds for the Company. The cost of the property to the Company was $1,084,852. The property was sold to the Partnership subject to a leaseback provision and outstanding liens for approximately $800,000; the Company received approximately $403,000 in cash as a result of the sale-leaseback. The sale price was determined by First West Virginia Bank (See, "PROPERTIES"). Each member of the Partnership received warrants in consideration of their personal guarantees. The five members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995 (those warrants still outstanding as of the original expiration date were extended until June 29, 1998). Mr. Adkins, who was a director at the time of the transaction, resigned from the Board of Directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined the Board of Directors on May 3, 1991; Mr. Onorato, who was not a director at the time of the transaction, was a BICO director from September 1992 until April 1994. On April 24, 1990, Equitable Financial Management ("EFM") received warrants to purchase 200,000 shares of the Company's common stock at $.25 per share until April 24, 1995, and $16,000 in cash, representing a two percent (2%) fee for arranging the sale of the Company's real estate. Warrants were also issued on April 24, 1990 to Charles Dixon, the President of EFM, to purchase 200,000 shares of the Company's common stock at $.25 per share until April 24, 1995.

In all instances where warrants were issued in connection with the transactions set forth above, the exercise price of the warrants was equal to or above the current quoted market price of the Company's common stock on the date of issuance.

In April 1992, Diasense purchased an office condominium located at the Bourse Office Park, Virginia Manor, Building 2500, Second Floor, Pittsburgh, Pennsylvania 15220 for $190,000. The Company has entered into a lease with Diasense and pays rent in the amount of $3,225 per month, plus one-half of the utilities.

Warrants

The following paragraphs, along with the notes to the financial statements, include disclosure of the warrants which were granted to certain officers, directors, and employees of the Company from 1989 through 1995. These warrants were accounted for in accordance with Accounting Principles Board Opinion 25 (based on the spread, if any, between the exercise price and the quoted market price of the stock on the date that the warrants were granted). No value was recorded for these warrants since they were all granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued (See, Note H to the Financial Statements). In 1995, the Company extended warrants granted in 1990 and 1991, which were scheduled to expire in 1995, until 1998. Because the exercise price of the warrants, which remained unchanged, was less than the market price of the common stock on the dates of the extensions, charges were made against operations (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

On April 7, 1989, the Board of Directors approved the granting of warrants to David L. Purdy, the President, Treasurer and Chairman of the Board of the Company, to purchase 200,000 shares of common stock at $.20 per share in return for his personal guarantee on Company leases.

On June 22, 1989, the Board of Directors approved the granting of warrants to Fred E. Cooper, the current CEO, Executive Vice President and a director of the Company to purchase 200,000 shares of common stock at $.25 per share until June 21, 1994.
The warrants were granted to Mr. Cooper, who was not an officer or employee of the Company at the time, in return for his services as a financial advisor.

During 1990 through December 31, 1995, the Company granted the warrants described in the following paragraphs in addition to those granted to debentureholders. Warrants granted to debentureholders are described in "Management's Discussion and Analysis" Section of this Report.

On April 24, 1990, the Board of Directors approved the granting of warrants to the following officers and directors in return for their personal guarantees of loans for the Company, for meritorious service, and as incentives for future performance:

     Recipient             Shares      Price     Expiration

  Fred E. Cooper (1)       250,000      .25       04/24/95
  Anthony J. Feola (2)     100,000      .25       04/24/95
  David L. Purdy (3)       250,000      .25       04/24/95
______________________

(1) Mr. Cooper is the Chief Executive Officer, Executive Vice President and a director of the Company. Those warrants still outstanding as of 4/24/95 were extended until 4/24/98.
(2) Mr. Feola, a current director and Senior Vice President of the Company, was the Company's Vice President of Marketing and Sales until December 31, 1991. Those warrants still outstanding as of 4/24/95 were extended until 4/24/98.
(3) Mr. Purdy is the President, Treasurer, Chairman of the Board and a director of the Company. Those warrants still outstanding as of 4/24/95 were extended until 4/24/98.

On November 26, 1990, the Board of Directors approved the granting of warrants to purchase 100,000 shares of common stock at $.25 per share until November 26, 1995 to Anthony J. Feola, a current director and Senior Vice President of the Company, was the Company's Vice President of Marketing and Sales until December 31, 1991. The warrants were awarded to Mr. Feola in return for his agreement to accept and maintain employment with the Company for one year at a substantially lower salary than with his previous employer. The warrants were extended in November, 1995 until November 26, 1998.

On March 6, 1991, the Board of Directors approved the granting of warrants to the following officers pursuant to their employment agreements:

     Recipient             Shares      Price     Expiration

  David L. Purdy (1)       500,000      .25       05/01/95

  Fred E. Cooper (2)       500,000      .25       05/01/95
  Anthony J. Feola (3)     250,000      .25       05/01/95
______________________

(1) Mr. Purdy is the President, Treasurer, Chairman of the Board and a director of the Company. Those warrants still outstanding as of 5/1/95 were extended until 5/1/98.
(2) Mr. Cooper is the Chief Executive Officer, Executive Vice President and a director of the Company. Those warrants still outstanding as of 5/1/95 were extended until 5/1/98.
(3) Mr. Feola, a current director and Senior Vice President of the Company, was the Company's Vice President of Marketing and Sales until December 31, 1991. Those warrants still outstanding as of 5/1/95 were extended until 5/1/98.

On August 1, 1992, the Board of Directors approved the granting of warrants to purchase 25,000 shares of common stock at $3.50 per share until July 31, 1997 to Richard Hansen as an incentive to accept employment with the Company.

On January 4, 1993, the Board of Directors approved the granting of warrants to purchase 25,000 shares of common stock at $3.20 per share until January 4, 1998 to Daniel Sullivan, a consultant to the Company.

On February 18, 1993, the Board of Directors approved the granting of warrants to purchase 25,000 shares of common stock at $3.00 per share until February 18, 1998 to David E. Staudenmaier, the Company's Secretary and Vice President in return for his meritorious service to the Company. The Board of Directors also approved the granting of warrants to purchase 10,000 shares of common stock at $3.00 per share until February 18, 1998 to Victor
A. Fishman, Ph.D., in return for his consulting services for Petrol Rem.

On April 14, 1993, the Board of Directors approved the granting of warrants to purchase common stock at $2.125 per share until April 14, 1998 to the following employees in return for their meritorious service:

          Keith Albee                    10,000 shares
          Jennifer Bennett                3,000 shares
          Adele Bobbish                  10,000 shares
          Marsha Corbett                  5,000 shares
          Pat Cooper                     10,000 shares
          Jessica Curry                   8,000 shares
          Joseph DeBoth                  15,000 shares
          Roberta Dudas                   5,000 shares
          Dean Grinch                    15,000 shares
          Rebecca Grose                   8,000 shares
          Valeri Lazor                   10,000 shares
          Diane McQuaide                 10,000 shares
          John Sukaly                    15,000 shares
          Susan Taylor                   10,000 shares
          Richard Wiggins                20,000 shares

On September 21, 1993, the Board of Directors approved the granting of warrants to purchase 10,000 shares of common stock at $2.25 per share until September 21, 1998 to Donald A. Uhlmeyer,
R.N. in return for his meritorious service.

On December 8, 1993, the Board of Directors approved the granting of warrants to purchase 50,000 shares of common stock at $2.09 per share until December 8, 1998 to Joseph A. Guzman, a director of IDT, in return for his meritorious service.

On April 26, 1994, the Board of Directors approved the granting of warrants to purchase 25,000 shares of common stock at $2.00 per share until April 26, 1999 to Dr. William Keck, a scientific advisor to the Company, in return for his service to the Company.

On August 25, 1994, the Board of Directors approved the granting of warrants to purchase common stock at $2.75 per share until August 25, 1999 to the following employees and director in return for their meritorious service:

          Carr, Raymond                  15,000
          DeBoth, Joseph                 15,000
          McQuaide, Diane                20,000
          Staudenmaier, David            25,000
          Sukaly, John                   10,000

On September 23, 1994, the Board of Directors approved the granting of warrants to purchase 20,000 shares of common stock at $2.75 per share until September 23, 1999 to Susan Taylor, the
Company's public relations consultant, in return for her meritorious service.

On January 4, 1995, the Board of Directors approved the granting of warrants to purchase 2,000 shares of common stock at $2.09 per share until January 4, 2000 to Peter Raber as an employment incentive.

On January 23, 1995, the Board of Directors approved the granting of warrants to purchase 2,000 shares each of common stock until January 23, 2000 to Douglas Burton at $1.69 per share and to Kathleen Meehan at $2.13 per share as employment incentives.

On June 22, 1995, the Board of Directors approved the granting of warrants to purchase 5,000 shares of common stock at $3.31 per share until June 22, 2000 to Glenn Cunningham in return for his services performed for the Company.

On October 25, 1995, the Board of Directors approved the granting of warrants to purchase 10,000 shares of common stock at $4.03 per share until October 25, 2000 to Michael Gardner in return for his services rendered to the Company.

Loans

On October 1, 1990, the Board of Directors approved a $75,000 loan from the Company to Fred E. Cooper. Mr. Cooper signed a Promissory Note promising to pay the principal amount plus twelve percent (12%) simple interest. Mr. Cooper repaid $66,500 of the
$75,000 principal balance during 1991.   During 1991, the Company
granted loans to Fred E. Cooper in the aggregate amount of $57,400. Mr. Cooper signed Promissory Notes promising to pay the principal amounts upon demand plus ten percent (10%) simple interest. In January 1992, the Company granted a loan to Fred E. Cooper in the amount of $25,000. Mr. Cooper signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. The aggregate balance of the loans as of December 31, 1995, including accrued interest, was $131,097.

In December 1991, the Company granted a loan to Glenn Keeling in the amount of $5,000. Mr. Keeling signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. The balance of the loan as of December 31, 1995, including accrued interest, was $7,008.

In January 1995, the Company granted a loan in the amount of $62,500 to Anthony J. Feola. Mr. Feola signed a Promissory Note promising to pay the principal amount upon demand plus nine percent (9%) simple interest. The balance of the loan (including accrued interest) of $68,125 was paid on December 29, 1995.

In September 1995, the Company granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year note bearing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Interest payments have been made on the note, and as of December 31, 1995, the balance was $250,000. Joseph Kondisko, a former director of Diasense, is a principal owner of Allegheny Food Services.

During 1995, the Company granted loans to HemoCleanse, an Indiana Corporation, aggregating $1,050,000 in the form of one-year notes accruing interest at prime rate as reported by the Wall Street Journal. The notes are convertible, at the Company's option, into shares of HemoCleanse common stock at $3.50 per share. As of December 31, 1995, the balance of the loans, including accrued interest, was $1,093,326. HemoCleanse is working with IDT on the Whole-Body Extracorporeal Hyperthermia project, and BICO owns approximately seven (7%) of HemoCleanse's outstanding common stock; funds from BICO's purchases of common stock were used by HemoCleanse to fund the hyperthermia project.

Each of the loans made to officers or directors and their affiliates was made for a bona fide business purpose. All future loans to officers, directors and their affiliates will be made for bona fide business purposes only.

Intercompany Agreements

Management of the Company believes that the agreements between BICO and Diasense, which are summarized below, were based upon terms which were as favorable as those which may have been available in comparable transactions with third parties. However no unaffiliated third party was retained to determine independently the fairness of such transactions.

License and Marketing Agreement. Diasense acquired the exclusive marketing rights for the Noninvasive Glucose Sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of its common stock. That agreement was canceled pursuant to a Cancellation Agreement dated November 18, 1991, and superseded by a Purchase Agreement dated November 18, 1991. The Cancellation Agreement provides that BICO will retain the 8,000,000 shares of Diasense common stock which BICO received pursuant to the License and Marketing Agreement.

Purchase Agreement. BICO and Diasense entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasense its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991 (See, "Business").

In consideration of the conveyance of its entire right in the Noninvasive Glucose Sensor and its development, BICO received $2,000,000. In addition, Diasense may endeavor, at its own expense, to obtain patents on other inventions relating to the Noninvasive Glucose Sensor. Diasense also guaranteed BICO the right to use such patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasense executed an amendment to the Purchase Agreement which clarified terms of the Purchase Agreement. The amendment defines "Sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasense in connection with any sales by BICO of its proposed closed-loop system.

Research and Development ("R&D") Agreement. Diasense and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the Noninvasive Glucose Sensor. Pursuant to the agreement, BICO will continue the development of the Noninvasive Glucose Sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the Noninvasive Glucose Sensor. BICO will also manufacture the models of the Noninvasive

Glucose Sensor to be delivered to Diasense for sale (See, "Manufacturing Agreement"). Upon the delivery of the completed models, the research and development phase of the Noninvasive
Glucose Sensor will be deemed complete.

Diasense has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review of the 510(k) Notification.

Manufacturing Agreement. BICO and Diasense entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the Noninvasive Glucose Sensor and other related products. Diasense will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original Manufacturing Agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods (including actual or 275% of overhead, whichever is lower) plus a fee of 30% of Cost of Goods. In July 1994, the formula was amended to be as follows: Costs of Goods Sold (defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the Cost of Goods Sold and Diasense's sales price of each Sensor. Diasense's sales price of each Sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasense for each Sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasense's written approval. The term of the agreement is fifteen years.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)     1.   Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

        Financial Statements                                    Page

        Report of Independent Certified Public Accountants
        Thompson Dugan                                           F-1

        Consolidated Balance Sheets
        December 31, 1995 and 1994                               F-2

        Consolidated Statements of Operations
        for the years ended December 31, 1995, 1994 and 1993     F-4

        Consolidated Statements of  Stockholders' Equity
        for the years ended December 31, 1995, 1994 and 1993     F-5

        Consolidated Statements of Cash Flows
        for the years ended December 31, 1995, 1994 and 1993     F-6

        Notes to Consolidated Financial Statements
        December 31, 1995, 1994 and 1993                         F-8

2.   Exhibits:

(b)     Reports on Form 8-K

        The Company filed a Form 8-K report dated March 2, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated March 15, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated April 7, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated April 25, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated May 4, 1995. The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated June 22, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated June 30, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated July 27, 1995.
        The items listed were Item 5, Other Events; and Item 7(c),
        Exhibits.

        The Company filed a Form 8-K report dated September 14,
        1995.  The item listed was Item 5, Other Events.

        The Company filed a Form 8-K report dated October 10, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

        The Company filed a Form 8-K report dated October 26, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

        The Company filed a Form 8-K report dated November 1, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

        The Company filed a Form 8-K report dated November 15, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

        The Company filed a Form 8-K report dated December 6, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

        The Company filed a Form 8-K report dated December 12, 1995. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

(c)     Exhibits Required by Item 601 of Regulation S-K

           The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.
           Except as otherwise noted, all exhibits are incorporated by reference from exhibits to Form S-1
           (Registration #33-55200) filed December 1, 1992 or from exhibits to Form 10-K filings prior to or subsequent to that date.

3.1        Articles of Incorporation as filed March 20, 1972

3.2        Amendment to Articles filed May 8, 1972

3.3        Restated Articles filed June 19, 1975

3.4        Amendment to Articles filed February 4, 1980

3.5        Amendment to Articles filed March 17, 1981

3.6        Amendment to Articles filed January 27, 1982

3.7        Amendment to Articles filed November 22, 1982

3.8        Amendment to Articles filed October 30, 1985

3.9        Amendment to Articles filed October 30, 1986

3.10       By-Laws

3.11(1)    Amendment to Articles filed December 28, 1992

4.1        Incentive Stock Option Plan and Schedule

4.2        Form of Warrant and Schedule

4.3        Form of Subscription Agreement and Schedule for
           August 1989 Private Placement

4.4        Form of Subscription Agreement and Schedule for
           June 1992 Private Placement

4.5(8)     Form of Subscription Agreement and Schedule for
           May, 1993 Private Placement

5.1(8)     Legal Opinion of Sweeney & Associates P.C.

10.1(3)    Manufacturing Agreement dated January 20, 1992

10.2(3)    Research and Development Agreement dated
           January 20, 1992

10.3(3)    Termination Agreement dated January 20, 1992

10.4(3)    David L. Purdy Employment Contract dated
           December 20, 1991

10.5(3)    Fred E. Cooper Employment Contract dated
           December 30, 1991

10.6(3)    Anthony J. Feola Employment Contract dated
           December 30, 1991

10.7(3)    Nancy Saxman Employment Contract dated
           December 30, 1991

10.8(5) Development and Manufacturing Startup Agreement dated May 14, 1991

10.9(5) First Amendment to License and Marketing Agreement dated May 14, 1991

10.10(3)   Cancellation Agreement for License and Marketing
           Agreement dated November 18, 1991

10.11(3)   Purchase Agreement dated November 18, 1991

10.12(4)   Sublicensing Agreement and Amendments thereto

10.13(2)   Corrected Lease Agreement between the Company and 300
           Indian Springs Road Partnership

10.14 Agreement with William G. Fateley, Ph.D. to license Glucose Sensor technology

10.15      Lease Agreement with Indiana County dated
           September 1992

10.16      Contract with Frederick J. Kleiger dated
           August 17, 1992

10.17      Option Contracts with Joseph Resnick dated
           July 9,1992

10.18(1)   First Amendment to Purchase Agreement dated
           December 8, 1992

10.19(6)   Petrol Rem lease dated April 1, 1993

10.20(7) Letter agreement, dated as of April 21, 1993 between BICO and Diasense

10.21(7) Letter agreement, dated as of June 21, 1993 between BICO and Diasense

10.22(9)   Patent and Trademark License Agreement between Kenneth
           J. Fishcer and BICO dated October 12, 1993

10.23(8) Letter of Resignation of director, C. Terry Adkins dated March 12, 1992

10.24(10)  Letter of Resignation of director, Jack Onorato dated
           April 13, 1994.

10.25 Letter agreement, dated as of September 19, 1994 between BICO and Diasense

10.26      Fred E. Cooper Employment Agreement dated
           November 1, 1994

10.27      David L. Purdy Employment Agreement dated
           November 1, 1994

10.28      Anthony J. Feola Employment Agreement dated
           November 1, 1994

10.29      Glenn Keeling Employment Agreement dated
           November 1, 1994

10.30      David E. Staudenmaier Employment Agreement dated
           November 1, 1994

10.31      Nancy J. Saxman Employment Agreement dated
           November 1, 1994

10.32      Amendment to Manufacturing Agreement dated June 7,
           1994 between BICO and Diasense

10.33(10)  Press Release dated March 2, 1995 re: FDA approval for
           IDT clinical trials

10.34(11)  Press Release dated March 15, 1995 re: results of IDT clinical trials

10.35(12)  Press Release dated April 7, 1995 re: FDA Meeting

10.36(13)  Press Release dated April 25, 1995 re: FDA Meeting

10.37(14)  Press Release dated May 4, 1995 re: order for BioLogic-
           HT System

10.38(15)  Press Release dated June 22, 1995 re: status of
           projects

10.39(16)  Press Release dated June 30, 1995 re: Management's meeting with the FDA

10.40(17)  Press Release dated July 27, 1995 re: Diasense
           application for listing on NASDAQ

10.41(18)  Press Release dated October 10, 1995 re: FDA Meeting

10.42(19)  Press Release dated October 26, 1995 re: Diasense contract with IMACO

10.43(20)  Press Release dated November 1, 1995 re: EPA
           registration of Barnacle Ban paint

10.44(21)  Press Release dated November 15, 1995 re: Management's meeting with the FDA

10.45(22)  Press Release dated December 6, 1995 re: response to press coverage

10.46(23)  Press Release dated December 12, 1995 re: combination of BICO and Diasense

10.47(24)  Press Release dated January 25, 1996 re: FDA meeting

16.1(20)   Disclosure and Letter Regarding Change in Certifying
           Accountants dated January 25, 1995
____________________________

(1) Incorporated by reference to First Amendment to Registration Statement on Form S-1 (Registration #33-55200) filed
        February 8, 1993

(2)     Incorporated by reference from the Exhibits to the Annual
        Report, Form 10-K for the year ended December 31, 1990

(3)     Incorporated by reference from the Exhibits to the Annual
        Report, Form 10-K for the year ended December 31, 1991

(4) Incorporated by reference from Exhibit with this title to Form 8-K dated May 3, 1991

(5)     Incorporated by reference from Report on Form 8-K dated May
        14, 1991

(6) Incorporated by reference from Exhibit with this title to Form S-1 and Preliminary Prospectus filed June 16, 1993

(7)     Incorporated by reference from Exhibit with this title to
        Amendment No. 1 to the June 16, 1993 Form S-1 filed July 30,
        1993

(8) Incorporated by reference from Exhibit with this title to Form S-1 and Prospectus dated August 16, 1993

(9)     Incorporated by reference from Exhibit with this title to
        the Annual Report, Form 10-K for the year ended December 31,
        1993

(10)    Incorporated by reference from Report on Form 8-K dated
        March 2, 1995

(11)    Incorporated by reference from Report on Form 8-K dated
        March 15, 1995

(12)    Incorporated by reference from Report on Form 8-K dated
        April 7, 1995

(13)    Incorporated by reference from Report on Form 8-K dated
        April 25, 1995

(14)    Incorporated by reference from Report on Form 8-K dated
        May 4, 1995

(15)    Incorporated by reference from Report on Form 8-K dated
        June 22, 1995

(16)    Incorporated by reference from Report on Form 8-K dated
        June 30, 1995

(17)    Incorporated by reference from Report on Form 8-K dated
        July 27, 1995

(18)    Incorporated by reference from Report on Form 8-K dated
        October 10, 1995

(19)    Incorporated by reference from Report on Form 8-K dated
        October 26, 1995

(20)    Incorporated by reference from Report on Form 8-K dated
        November 1, 1995

(21)    Incorporated by reference from Report on Form 8-K dated
        November 15, 1995

(22)    Incorporated by reference from Report on Form 8-K dated
        December 6, 1995

(23)    Incorporated by reference from Report on Form 8-K dated
        December 12, 1995

(24)    Incorporated by reference from Report on Form 8-K dated
        January 29, 1996

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of January, 1996.

                                   BIOCONTROL TECHNOLOGY, INC.



                                   By:  /s/ David L. Purdy
                                        David L. Purdy
                                        President, Treasurer,
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature           Title                         Date


/s/ Fred E. Cooper       Director, CEO,                January 31, 1996
Fred E. Cooper           (principal executive
                         officer, principal
                         financial officer and
                         principal accounting
                         officer)


/s/ Anthony J. Feola     Senior Vice President,        January 31, 1996
Anthony J. Feola         Director


/s/ Glenn Keeling        Director                      January 31, 1996
Glenn Keeling


/s/ Raymond F. Carr      Director                      January 31, 1996
Raymond F. Carr

_______________________________
     1  Diabetes Forecast, November 1994, "Diabetes in the Media:
Good News or Bad News?"; quoting Ries Robinson.

                           THOMPSON DUGAN
                       CERTIFIED PUBLIC ACCOUNTS
                          1150 Thorn Run Road
                        Moon Township, PA 15108

           Report of Independent Certified Public Accountants

Board of Directors
Biocontrol Technology, Inc.


     We have audited the accompanying consolidated balance sheets of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note B to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1995 and these conditions are expected to continue through 1996, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

by /s/    Michael Thompson
THOMPSON DUGAN
Pittsburgh, Pennsylvania
January 30, 1996

              Biocontrol Technology, Inc. and Subsidiaries
                      Consolidated Balance Sheets


                                                                           Dec. 31, 1995         Dec. 31, 1994
  CURRENT ASSETS
      Cash  and  equivalents  (note A)                              $          3,204,501  $          3,315,846
      Accounts  receivable                                                       202,526                32,721
      Notes  receivable  -  related parties (notes C and J)                      250,000                   -
      Notes  receivable  -  net of allowance for loan
          losses  (notes A and J)                                                 12,000                   -
      Inventory - net of valuation allowance  (notes A and D)                  1,660,139               181,144
      Prepaid  expenses                                                          148,526               187,460
                                                                               ---------             ---------


                   TOTAL  CURRENT  ASSETS                                      5,477,692             3,717,171



  PROPERTY, PLANT AND EQUIPMENT  (note A)
      Building                                                                   234,863               233,818
      Leasehold improvements                                                   1,092,311               597,243
      Furniture, fixtures & equipment                                            633,237               524,598
      Machinery and equipment                                                  3,558,964             2,695,888
                                                                               ---------             ---------
         Subtotal                                                              5,519,375             4,051,547

       Less accumulated depreciation                                           2,087,032             1,631,586
                                                                               ---------             ---------

                                                                               3,432,343             2,419,961

  OTHER  ASSETS
      Notes  receivable  -  related  parties  (notes C and J)                     95,900                95,900
      Interest receivable - related parties  (note C)                             42,237                32,445
      Patents,  net  of  amortization  (note A)                                   15,429                19,761
      Other  assets                                                               11,068                90,540
                                                                                --------               -------

                                                                                 164,634               238,646
                                                                               ---------             ---------


                   TOTAL   ASSETS                                   $          9,074,669  $          6,375,778
                                                                     ===================   ===================


    The accompanying notes are an integral part of these statements.

              Biocontrol Technology, Inc. and Subsidiaries
                Consolidated Balance Sheets (CONTINUED)


                                                                               Dec. 31, 1995      Dec. 31, 1994
  CURRENT  LIABILITIES
       Accounts  payable                                            $          1,838,408  $            643,364
       Current portion of long-term debt  (note F)                                28,404                14,412
       Accrued liabilities (note E)                                               96,634               120,511
       Deferred revenue on contract billings (note A)                            326,000               326,000
                                                                               ---------             ---------


                   TOTAL   CURRENT  LIABILITIES                                2,289,446             1,104,287




  LONG-TERM LIABILITIES
       Accrued liabilities  (note E)                                             114,750               109,833
       Long-term debt  (note F)                                                   60,580                53,368

  UNRELATED INVESTORS' INTEREST IN SUBSIDIARY (note A)                         2,562,543                   -

  STOCKHOLDERS'  EQUITY  (notes H and L)
       Series  1  convertible  preferred  stock,
          par  value  $10  per  share,  authorized
          500,000  shares  issuable  in  series -
          shares  issued  and  outstanding  3,790  at
          Dec. 31, 1995  and 5,490 at  Dec. 31, 1994                              37,900                54,900

       Common  stock,  par  value  $.10  per  share,
         authorized  40,000,000  shares,  issued  and
         outstanding  37,021,118 at  Dec. 31, 1995  and
         29,311,079  at  Dec. 31, 1994                                         3,702,112             2,931,108

       Additional  paid-in  capital                                           59,849,875            38,922,294
       Warrants                                                                6,677,820                   -
       Accumulated  deficit                                                 (66,220,357)          (36,800,012)
                                                                            ------------          ------------


                   TOTAL  STOCKHOLDERS'  EQUITY                                4,047,350             5,108,290
                                                                            ------------          ------------

                   TOTAL LIABILITIES
                   AND STOCKHOLDERS'  EQUITY                        $          9,074,669  $          6,375,778
                                                                     ===================   ===================

    The accompanying notes are an integral part of these statements.

                 Biocontrol Technology, Inc. and Subsidiaries
                    Consolidated Statements of Operations



                                                                    Year Ended December 31,
                                                           1995              1994              1993
                                                         --------          --------          --------
Revenues
   Net  sales                                    $        461,257  $        184,507  $         54,000
   Interest income                                        294,734           284,938            53,001
                                                          -------           -------           -------

                                                          755,991           469,445           107,001

Costs  and  expenses
   Cost  of  products  sold                               198,542            98,668            27,446
   Research  and  development (notes A and I)           7,649,678         5,214,386         3,431,634
   General  and  administrative                        11,117,107         7,460,602         4,607,195
   Warrant extensions (note H)                          7,228,220               -                 -
   Warrant extensions - Subsidiary (note H)             5,295,000               -                 -
   Interest  expense                                       17,048             9,766             5,624
                                                       ----------        ----------         ---------

                                                       31,505,595        12,783,422         8,071,899
                                                     ------------      ------------       -----------

      Loss before unrelated
      investors' interest                            (30,749,604)      (12,313,977)       (7,964,898)


Unrelated investors' interest in
   net loss  of subsidiary                              1,329,259           641,854            108,900
                                                     ------------      ------------        -----------

                                                 $   (29,420,345)  $   (11,672,123)        (7,855,998)
                                                     ============     =============        ===========

                                                 $         (0.84)  $         (0.43)    $        (0.45)
                                                     ============     =============        ===========

       The accompanying notes are an integral part of these statements.

              Biocontrol Technology, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity

                                                                                          Additional
                            Preferred stock          Common stock                          paid-in       Accumulated
                           Shares     Amount     Shares        Amount       Warrants       capital         deficit          Total
                           ------     ------     ------        ------       --------      ----------     -----------        -----
  Balance at
  December 31, 1992         5,490   $ 54,900    14,014,963   $1,401,497    $     -        $17,805,315    $(17,271,891)  $  1,989,821

  Proceeds from
    stock offering            -          -       5,086,668      508,666          -          6,613,993             -        7,122,659
  Additional paid-in
    capital from
    subsidiary stock
    offering                  -          -             -            -            -             13,425             -           13,425
  Additional paid-in
    capital from
    subsidiary warrants
    exercised                 -          -             -            -            -             12,265             -           12,265
  Warrants exercised          -          -       2,007,216      200,722          -            530,228             -          730,950
  Waived salaries
    by officer                -          -             -            -            -             50,417             -           50,417
    Net loss                  -          -             -            -            -                -        (7,855,998)   (7,855,998)
                           ------  ----------  -------------  ------------  ------------  -------------  --------------  -----------

  Balance at
  December 31, 1993         5,490   $ 54,900    21,108,847   $2,110,885    $     -        $25,025,643     (25,127,889)     2,063,539
                           ------  ----------  -------------  ------------  ------------  -------------  --------------  ----------

  Proceeds from
    stock offering            -          -       7,224,690      722,469          -         13,206,152             -       13,928,621
  Additional paid-in
    capital from subsidiary
    stock offering            -          -             -            -            -            507,370             -          507,370
  Warrants exercised          -          -         977,542       97,754          -            183,129             -          280,883
    Net  loss                 -          -             -            -            -                -       (11,672,123)  (11,672,123)
                           ------  ----------  ------------  -------------  ------------  -------------  -------------  ------------

  Balance at
  December 31, 1994         5,490   $ 54,900   $29,311,079   $2,931,108    $     -        $38,922,294    $(36,800,012)   $ 5,108,290
                           ------  ----------  -------------  ------------  ------------  -------------  -------------  ------------

  Proceeds from
    stock offering            -          -       6,892,325      689,233          -         15,580,180             -       16,269,413
  Conversion of
    preferred stock       (1,700)  (17,000)        17,000        1,700          -             15,300             -              -
  Additional paid-in
    capital from
    subsidiary stock
    offering                  -          -             -            -            -          1,648,677             -        1,648,677
  Warrant extensions          -          -             -            -      7,228,220              -               -        7,228,220
  Warrant extensions -
    subsidiary                -          -             -            -            -          4,984,755             -        4,984,755
  Decrease in ownership
    interest - subsidiary     -          -             -            -            -        (2,012,785)             -      (2,012,785)
  Warrants exercised          -          -         800,714       80,071    (550,400)          711,454             -          241,125
    Net  loss                 -          -             -            -            -                -       (29,420,345)  (29,420,345)
                           ------  ----------  -------------  ------------  ------------  -------------  -------------  ------------

  Balance at
  December 31, 1995         3,790   $ 37,900    37,021,118   $3,702,112   $6,677,820      $59,849,875    $(66,220,357)    $4,047,350
                           ======  ==========  =============  ============  ============  =============  =============  ============

     The accompanying notes are an integral part of the statements

                 Biocontrol Technology, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                           Year ended December 31,

                                                                         1995                  1994                  1993
        Net loss                                                  $  (29,420,345)       $  (11,672,123)       $   (7,855,998)
        Adjustments to reconcile net loss to net
          cash used by operating activities :
            Depreciation and amortization                                459,778               250,532               165,135
            Stock issued in exchange for services                        180,373               167,928                38,000
            Provision for potential loss on notes receivable           1,050,000                   -                     -
            Waiver of salaries by officers                                   -                     -                  50,417
            Minority interest in subsidiary net loss                  (1,329,259)             (641,854)             (108,900)
            Warrant extensions                                         7,228,220                   -                     -
            Warrant extensions by subsidiary                           5,295,000                   -                     -
            (Increase) decrease in accounts receivable                  (169,805)               79,652               (43,185)
            (Increase) in inventories                                 (2,379,694)             (499,511)             (107,974)
            Increase in inventory valuation reserve                      900,000               455,595                13,101
            (Increase) decrease in prepaid expenses                       38,934              (119,014)               32,453
            (Increase) decrease in other assets                           79,472               (59,163)                  982
            Increase (decrease) in accounts payable                    1,195,044               199,651              (105,848)
            (Decrease) in taxes payable                                      -                     -                (124,000)
            Increase (decrease) in accrued liabilities                   (18,960)               43,762               115,606
            Increase in partial billings on contract                         -                  24,500               196,500
                                                                      ----------            ----------             ---------

                Net cash flow used by operating activities           (16,891,242)          (11,770,045)           (7,733,711)

Cash flows from investing activities:
        Purchase of property, plant and equipment                     (1,441,509)           (1,752,353)             (290,852)
        Making of notes receivable                                    (1,312,000)                  -                     -
        Collection of other notes receivable                                 -                  45,000               180,000
        (Increase) decrease in interest receivable                        (9,792)               19,644               (17,602)
                                                                      ----------            ----------             ---------

                Net cash used by investing activities                 (2,763,301)           (1,687,709)             (128,454)

Cash flows from financing activities:
        Proceeds from sale by subsidiary of its common stock           3,079,200             1,124,096                57,600
        Proceeds from stock offering                                  16,195,788            13,785,821             7,084,659
        Proceeds from warrants exercised                                 273,325               280,883               730,950
        Proceeds from issuance of term debt                                  -                  50,000                   -
        Repayment of term debt                                            (5,115)               (8,160)               (5,172)
        Payment under capital lease obligation                               -                     -                   1,243
                                                                      ----------            ----------             ---------

                Net cash provided by financing activities             19,543,198            15,232,640             7,869,280
                                                                      ----------            ----------             ---------
                Net increase (decrease) in cash                         (111,345)            1,774,886                 7,115

Cash and cash equivalents, beginning of year                           3,315,846             1,540,960             1,533,845
                                                                       ---------             ---------             ---------
Cash and cash equivalents, end of year                            $    3,204,501        $    3,315,846        $    1,540,960
                                                                   =============         =============         =============

The accompanying notes are an integral part of these statements.

              Biocontrol Technology, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows-(Continued)

                        Year ended December 31,


                                                                      1995                  1994                  1993
                                                                   ------------         -------------          ------------
Supplemental Information:
     Interest paid                                             $       17,048        $        9,766        $        5,795
                                                                   =============         =============          ============
Supplemental schedule of non-cash
investing and financing activities:

Acquisition of equipment with note payable                        $       47,282        $       25,940        $          -
                                                                   =============         =============         =============

Conversion of preferred stock
   for common stock:
        Common stock                                              $        1,700        $          -          $          -
        Additional paid-in capital                                        15,300                   -                     -
                                                                   -------------         -------------         -------------
                                                                  $       17,000        $          -          $          -

The accompanying notes are an integral part of these statements.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

     1.   Organization

          Biocontrol Technology, Inc. - BICO (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical products and biological remediation products.

     2.   Principles of Consolidation

          The consolidated financial statements include the accounts of: Coraflex, Inc. an 89.9% owned subsidiary as of December 31, 1995 and 1994; Diasense, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1995 and 43.5% owned as of December 31, 1994; Petrol Rem, Inc., a 67% owned subsidiary as of December 31, 1995 and 1994; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1995 and 100% owned as of December 31, 1994; and Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

     3.   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

     4.   Inventory

          Inventory is valued at the lower of cost (first-in, first-out method) or market. An inventory valuation allowance is provided against finished goods and raw materials for products for which a market has not yet been established.

     5.   Property and Equipment

          Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis.

     6.   Patents

          Patents are amortized over their legal or useful lives, whichever is less. Accumulated amortization on patents was $81,512 and $77,180 at December 31, 1995 and 1994,
          respectively.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - Continued


     7.   Deferred Revenue on Contract Billings

          Revenue is recognized from sales when products are shipped and/or services performed. Advance billings are recorded as deferred revenue until shipment or performance.

     8.   Loss Per Common Share

          Loss per common share is based upon the weighted average number of common shares outstanding which amounted to 35,025,237 shares in 1995, 26,967,255 shares in 1994, and
          17,317,194 shares in 1993. Shares issuable under stock options and stock warrants are excluded from computations as their effect is antidilutive.

     9.   Research and Development Costs

          Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.

     10.  Income Taxes

          The Company previously adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note
          I), the adoption of FAS 109 had no effect on the financial statements of the Company.

     11.  Estimates and Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As discussed in item 4 above and in Notes C and D following, the Company has established allowances based upon management's evaluation of inventories and notes receivable.

                Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE   B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 1995 and in prior years and have funded their operations and product development primarily through the sale of stock. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of securities. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The ability of the Company to continue in existence is dependent on its having sufficient financial resources to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and significant accumulated deficits for each of the three years ending December 31, 1995, 1994 and 1993 there is substantial doubt about the Company's ability to continue as a going concern.

     Management believes that its currently available working capital, anticipated contract revenues and subsequent sales of stock will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1995.

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of the following at December 31,:

       Related Parties

                                                           1995        1994
       Note receivable from Fred E. Cooper,
        Chief Executive Officer,
        payable upon demand with 12% interest.             $  8,500    $  8,500

       Notes receivable from Fred E. Cooper,
        Chief Executive Officer,
        payable upon demand with 10% simple interest.        82,400      82,400

       Note receivable from Glenn Keeling, Director,
        payable upon demand with 10% simple interest.         5,000       5,000

       Note receivable from Allegheny Food Services, Inc.
        of which Joseph Kondisko, a former director,
        is principal owner, payable 9/1/96 with
        interest at prime plus 1% interest.                 250,000          -

       Unrelated Parties
       Note receivable from an individual,
        payable upon demand with 8.75% interest.             12,000          -
                                                            -------      -------

                                                            357,900       95,900
       Less current notes receivable                        262,000          -
                                                            -------      -------
       Noncurrent                                        $   95,900     $ 95,900
                                                         ==========     ========

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE C - NOTES RECEIVABLE - Continued

     Accrued interest receivable on the related party notes as of December 31, 1995 and 1994 was $42,237 and $32,445,
     respectively.

     During 1995, IDT, a subsidiary of BICO, continued to financially support the research and development efforts of HemoCleanse, Inc. an 8.2% owned, unaffiliated company, to assist the funding of a feasibility study related to whole-body extracorporeal hyperthermia through the extension of credit in the form of loans. These loans which aggregated to $1,050,000 as of December 31, 1995 are all due upon demand after one year from the date they were made. The loans bear interest at the prime rate and are convertible at the option of IDT into HemoCleanse common stock. HemoCleanse which is still in a development stage has not yet established profitable operations. On the basis of HemoCleanse's developmental status and financial statements for the year ended December 31, 1995 management of IDT has established an allowance for uncollectibility for the entire amount of principal, no interest has been accrued on these loans.

NOTE D - INVENTORY

     Inventories consisted of the following as of December 31,:

                                          1995              1994

     Raw materials                     $2,457,235        $ 106,654
     Work-in-process                      102,911           74,490
     Finished goods                       607,862          498,647
                                        ---------        ---------
                                        3,168,008          679,791
     Less valuation allowance          (1,507,869)        (498,647)
                                       -----------       ----------
                                       $1,660,139         $181,144

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 31,:

     Current:                                  1995          1994

     Accrued payroll taxes                $15,405        $  21,754
     Accrued vacation                      43,728           29,682
     Other  accrued liabilities            37,501           69,075
                                          -------         --------
                                          $96,634         $120,511
                                          =======         ========

     Long - Term:
     Accrued rent                        $114,750        $  76,500
     Other accrued liabilities                -             33,333
                                         --------        ---------
                                         $114,750        $ 109,833

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE F - LONG TERM DEBT

     Long term debt consisted of the following as of December 31,:

                                                       1995           1994
     Notes Payable to a bank in
        monthly payments of $999 including
        interest at a rate of 7.35%.
        Collateralized  by cash on deposit.            $33,423       $43,279

     Note Payable in monthly payments of $495
        including interest at a rate of 8.48%.
        Collateralized by equipment.                    19,986        24,501

     Lease Payable in monthly payments of $851
         including interest at a rate of 10.11%.
         Collateralized by equipment .                  18,418           -

     Note Payable to a bank in
         monthly payments of $433 including
         interest at a rate of 8.75%.
         Collateralized by equipment .                  17,157           -
                                                       -------       -------

                                                        88,984        67,780
     Current portion of long-term debt                  28,404        14,412
     Long-term debt                                    -------       -------
                                                       $60,580       $53,368
                                                       =======       =======

NOTE G - LEASES

     Operating Leases

     The Company is committed under a noncancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor) which includes four of the Company's Executive Officers and/or Directors is for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease is $8,810 for a period of 119 months to August 1, 2000 when the monthly rental payments shall be fixed at an amount equal to the fair rental value of the property as determined by mutual agreement of lessor and the Company for the balance of the lease. Total rent expense was $105,720 in each of the years 1995, 1994 and 1993. Future minimum lease payments as of December 31, 1995 are $105,720 per year for each of the next five succeeding years and subsequent commitment of $61,670 through August 1, 2000, on which date the rental payments shall be renegotiated.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles expiring in various years through 2002. Total lease expense related to these leases was $216,143, $188,701 and $94,528 in 1995, 1994 and 1993, respectively.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE G - LEASES Continued

     Operating Leases - Continued

     Minimum future lease payments to related and unrelated parties are as follows:

                                            Related   Unrelated
                                            Parties     Parties      Total
                                          ---------   ---------     --------
          1996                             $105,720    $184,290     $290,010
          1997                              105,720     166,923      272,643
          1998                              105,720     125,652      231,372
          1999                              105,720      93,809      199,529
          2000                               61,670      90,000      151,670
          Thereafter                            -       225,000      225,000
                                           --------    --------   ----------
          Future minimum lease payments    $484,550    $885,674   $1,370,224
                                           ========    ========   ==========

NOTE H - STOCKHOLDERS' EQUITY

     Preferred Stock

     The Series 1 preferred stock (nonvoting and nondividend) is convertible at any time into ten shares of common stock.
     Additionally, the preferred stock is redeemable at the option of the Company at a redemption price of $10.00 per share and also has a liquidation preference of $10.00 per share.

     The Board of Directors of the Company may issue preferred stock in series which would have rights as determined by the Board.

     Common Stock Warrants

     During the twelve months ended December 31, 1995 warrants ranging from $1.69 to $4.03 per share to purchase 21,000 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 2,415,982 shares of common stock were exercisable at December 31, 1995.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE H - STOCKHOLDERS' EQUITY - Continued

     Common Stock Warrants - Continued

     The per share exercise prices of these warrants are as follows:

                 Shares                 Exercise Price
               1,479,500                    $.25
                 180,000                    $.33
                 350,000                    $.50
                 139,000                   $2.125
                 267,482                $.28 - $3.50
               ---------
       Total   2,415,982

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:


      Fiscal        Warrants          Warrants Expire During Fiscal Year
   Year Granted     Granted       1996     1997        1998     1999     2000
       1990          559,500         -        -       559,500      -        -
       1991        1,471,482     371,482      -     1,100,000      -        -
       1992           25,000         -     25,000         -        -        -
       1993          209,000         -        -       209,000      -        -
       1994          130,000         -        -           -    130,000      -
       1995           21,000         -        -           -        -     21,000
                   ---------     -------   ------   ---------  -------   ------
                   2,415,982     371,482   25,000   1,868,500  130,000   21,000
                   =========     =======   ======   =========  =======   ======

   Common stock reserve

     At December 31, 1995 the Company has reserved unissued common stock as follows:

               Warrants                       2,415,982
               Convertible preferred stock       37,900
                                              ---------
                    Total                     2,453,882
                                              =========

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE H - STOCKHOLDERS' EQUITY - Continued

     Warrant extensions

     During 1995, the Company extended the exercise date of warrants to purchase 2,069,500 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price ranging from $.25 to $.33, and were extended at the original grant price.
     The Company recorded a $7,228,220 expense for the difference between the fair market values on the date the warrants were extended and the warrants' exercise prices.

     Diasense Common Stock

     At December 31, 1995, warrants to purchase 7,291,213 shares of Diasense common stock were exercisable. The per share exercise price for 4,169,000 shares is $.50, for 2,396,013 shares is $1.00 and for 726,200 shares is $3.50. The warrants expire at various dates through 2000. To the extent that all the warrants are exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 1995 to 39.49%.

     Diasense Warrant extensions

     During 1995, Diasense extended the exercise date of warrants to purchase 1,765,000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $.50, and extended at the same price. Diasense recorded a $5,295,000 expense for the difference between the fair market values on the date the warrants were extended and the warrants' exercise prices.

     Petrol Rem Common Stock

     At December 31, 1995 warrants to purchase 1,450,000 shares of Petrol Rem common stock were exercisable. The per share exercise price for 1,450,000 shares is $.10. The warrants expire at various dates through 2000. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 67.1% at December 31, 1995 to 61.3%.

     IDT Common Stock

     At December 31, 1995 warrants to purchase 1,520,000 shares of IDT common stock were exercisable. The per share exercise price for 1,500,000 shares is $.10 and for 20,000 shares is $2.00. The warrants expire at various dates through 2000. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 99.1% at December 31, 1995 to 86.2%.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE I - INCOME TAXES

     At December 31, 1995, the Company and its subsidiaries, except Diasense and Petrol Rem, have available net operating loss carryforwards for federal income tax and financial reporting purposes of approximately $33,000,000 which expire during the years 1995 through 2010. If there are certain changes in the Company's ownership, there could be an annual limitation on the amount of the carryforward which can be utilized. The Company also has research and development credit carryforwards for federal income tax purposes of approximately $400,000.

     As of September 30, 1995, the end of its fiscal year, Diasense had available approximately $19,450,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards which expire during the years 2005 through 2010 are available, subject to limitations, to offset future taxable income. The Company also has research and development credit carryforwards available for federal income tax purposes of approximately $670,000 subject to the limitations, expiring in the years 2005 through 2010.

     As of December 31, 1995, Petrol Rem, Inc. had available approximately $5,100,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards which expire during the years 2008 through 2010 are available, subject to limitations, to offset future taxable income. The Company also has research and development credit carryforwards available for federal income tax purposes of approximately $75,000.

     Certain items of income and expense are recognized in different periods for financial and income tax reporting purposes. In the year ended December 31, 1993, a warrant exercise adjustment of $1,584,264 was reported for tax purposes which resulted in additional deductions for tax purposes of this amount. For the year ended December 31, 1994, a warrant exercise adjustment of $321,736 was reported for tax purposes. For the year ended December 31, 1995, a warrant exercise adjustment of $1,309,060 was reported for tax purposes.

NOTE J - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company is currently performing research and development activities related to the non-invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasense. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. Diasense acquired the rights to one United States patent from BICO for $2,000,000 on November 18, 1991 which covers the process of measuring

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE J - RELATED PARTY TRANSACTIONS - Continued

     Research and Development Activities - Continued

     blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). The Sensor is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. BICO finances its operations from the sales of stock and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasense. If BICO is unable to perform under the Research and Development or Manufacturing Agreements, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

     BICO and Diasense have entered into a series of agreements related to the development, manufacturing and marketing of the Sensor. BICO is to develop the Sensor and carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing;
     2) performing the clinical investigations leading to FDA approval for marketing; 3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasense is to conduct the marketing of the Sensor. The following is a brief description of the agreements:

     Manufacturing Agreement

     The manufacturing agreement between BICO and Diasense was entered into on January 20, 1992. BICO is to act as the exclusive manufacturer of production units of the Sensor upon the completion of the Research and Development Agreement and sell the units to Diasense at a price determined by the agreement. The term of the agreement is fifteen years.

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasense, beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. Under the terms of this agreement, the Company billed Diasense $2,955,863 in research and development and general and administrative expenses for the year ending December 31, 1995. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the 510(k) Notification.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993


NOTE J - RELATED PARTY TRANSACTIONS - Continued

     Purchase Agreement

     In November 1991, BICO entered into a Purchase Agreement with Diasense under which Diasense acquired BICO's rights to the Sensor for a cash payment of $2,000,000. This agreement permits BICO to use Sensor technology for the manufacture and sale by BICO of a proposed implantable closed loop system. BICO will pay Diasense a royalty equal to five percent of the net sales of such implantable closed loop system.

     Real Estate Activities

     Four of the Company's Executives and/or Directors are members of an eight-member partnership which in July 1990 purchased the Company's real estate in Indiana, Pennsylvania, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. For their personal guarantees, the four individuals each received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1998.

     Company Loans to Officers

     At December 31, 1995 and 1994, Mr. Cooper owed the Company $8,500 related to a 12 percent simple interest demand loan. At December 31, 1995 and 1994, Mr. Cooper owed the Company $82,400, related to 10 percent simple interest demand loans. The accrued interest owed by Mr. Cooper on all demand notes at December 31, 1995 and 1994 was $40,197 and $30,937, respectively.

     At December 31, 1995 and 1994, the Company had a demand loan of $5,000 with 10 percent simple interest with Glenn Keeling, a Director. The accrued interest on this loan at December 31, 1995 and 1994 was $2,008 and $1,508, respectively.

     At December 31, 1995, the Company had a one year judgment note of $250,000, with an interest rate of prime plus one percent, with Joseph Kondisko, Allegheny Food Services, Inc. of which Joseph Kondisko, a former director, is principal owner. As of December 31, 1995 there was no accrued interest owed.

                 Biocontrol Technology, Inc. and Subsidiaries

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                       DECEMBER 31, 1995, 1994 and 1993

NOTE J - RELATED PARTY TRANSACTIONS - Continued

     Employment Contracts

     The Company's employment contracts with four officers and two employees commenced November 1, 1994 and end October 31, 1999. The original employment contracts set forth annual basic salaries aggregating $1,025,000 in 1995 and expiring in periods beginning October 1999 through 2002, which are subject to review and adjustment. The contracts may be extended for two to three - year periods. In the event of change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

     License Agreement

     Under terms of a license agreement with a shareholder of Petrol Rem for the marketing rights with respect to certain inventions Petrol Rem is to make royalty payments beginning in 1994 and for each year through 1997. Minimum royalty payments for 1996 and 1997 are $120,000 per year.

NOTE K - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401k provisions which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 1995.

NOTE L - SUBSEQUENT EVENTS

     Subsequent to December 31, 1995, and through January 29, 1996, the Company issued approximately 250,000 shares of its common stock pursuant to its public offering. Such issuances resulted in proceeds to the Company of approximately $576,563.