Form 10-Q
period 1996-03-31
BIOCONTROL TECHNOLOGY INC
filed 1996-05-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                              March 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes   X        No
        As of March 31, 1996, 39,730,618 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements

              Biocontrol Technology, Inc. and Subsidiaries
                       Consolidated BalanceSheets


                                               Mar. 31, 1996    Dec. 31, 1995

CURRENT ASSETS
   Cash and equivalents                      $     4,199,585    $   3,204,501
   Accounts receivable                               210,996          202,526
   Notes receivable -  related parties               250,000          250,000
   Notes receivable - net of
       allowance for loan losses                      12,000           12,000
   Interest receivable - related parties               2,279                0
   Inventory - net of valuation allowance          2,568,932        1,660,139
   Prepaid expenses                                  162,029          148,526

                 TOTAL CURRENT ASSETS              7,405,821        5,477,692

PROPERTY, PLANT AND EQUIPMENT
   Building                                          234,863          234,863
   Leasehold improvements                          1,118,490        1,092,311
   Furniture, fixtures & equipment                   655,548          633,237
   Machinery and equipment                         3,503,135        3,558,964
               Subtotal                            5,512,036        5,519,375

   Less accumulated depreciation                   2,128,235        2,087,032

                                                   3,383,801        3,432,343

OTHER ASSETS
   Notes receivable - related parties                 95,900           95,900
   Interest receivable - related parties              44,641           42,237
   Patents, net of amortization                       14,346           15,429
   Other assets                                       13,187           11,068

                                                     168,074          164,634

                    TOTAL  ASSETS             $   10,957,696    $   9,074,669

The accompanying notes are an integral part of these statements.

              Biocontrol Technology ,Inc. and Subsidiaries
                      Consolidated Balance Sheets
                              (CONTINUED)


                                               Mar. 31, 1996      Dec. 31, 1995

CURRENT LIABILITIES
   Accounts payable                           $      595,900    $   1,838,408
   Current portion of long-term debt                  29,823           28,404
   Accrued liabilities                                92,198           96,634
   Deferred revenue on contract billings             326,000          326,000

          TOTAL CURRENT LIABILITIES                1,043,921        2,289,446

LONG-TERM LIABILITIES
   Accrued liabilities                               124,313          114,750
   Long-term debt                                     55,919           60,580

                                                     180,232          175,330

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   2,513,533        2,562,543

STOCKHOLDERS'  EQUITY
   Series 1 convertible preferred stock
    par value $10 per share, authorized
    500,000 shares issuable in series -
    shares issued and outstanding 3,790 at
    Mar. 31, 1996 and 3,790 at Dec. 31, 1995          37,900           37,900
   Common stock, par value $.10 per share
    authorized 40,000,000 shares, issued and
    outstanding 39,730,618 at Mar. 31, 1996 and
    37,021,118 at Dec. 31, 1995                    3,973,062        3,702,112
   Additional paid-in capital                     68,619,979       59,849,875
   Warrants                                        6,677,820        6,677,820
   Accumulated  deficit                          (72,088,751)     (66,220,357)

          TOTAL STOCKHOLDERS' EQUITY               7,220,010        4,047,350

          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  10,957,696    $   9,074,669

The accompanying notes are an integral part of these statements.

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1996   March 31, 1995

 Revenues
  Sales                                        $      25,600    $     109,984
  Interest income                                     52,242           28,964
  Other income                                             0            3,750

      Total revenues                                  77,842          142,698

Costs and expenses
 Cost of products sold                                13,688           51,192
 Research and development                          1,420,518        1,454,473
 Selling, general and administrative               2,814,065        2,241,203
 Warrant extensions - subsidiary                   3,459,000                0
 Interest expense                                      4,690            6,402

                                                   7,711,961        3,753,270


Loss before unrelated investors' interest         (7,634,119)      (3,610,572)

Unrelated investors' interest in net loss of
 subsidiary                                        1,765,725           47,456



 Net loss                                        ($5,868,394)     ($3,563,116)

 Loss per common share                                ($0.15)          ($0.12)

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1996      March 31,1995

Cash flows used by operating activities:
 Net loss                                       ($5,868,394)      ($3,563,116)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     147,137           104,841
  Unrelated investors' interest in subsidiary    (1,765,725)          (47,456)
  Warrant extensions by subsidiary                3,459,000            -
  Stock issued in exchange for services               7,000            57,973
  (Increase) in accounts receivable                  (8,470)         (106,409)
  (Increase) decrease in inventories               (908,793)           34,826
  (Increase) decrease in prepaid expenses           (13,503)           57,686
  (Increase) in other assets                         (2,279)           (2,663)
  (Decrease) in accounts payable                 (1,242,508)         (154,075)
  Increase (decrease) in other liabilities            5,127            (4,149)
  (Decrease) in deferred revenue on contract billing   -              (27,750)

   Net cash flow used by operating activities    (6,191,408)       (3,650,292)

Cash flows from investing activities:
  Purchase ofproperty, plant and equipment          (98,595)         (226,292)
  (Increase) decrease in notes receivable              -             (200,000)
  (Increase) decrease in other assets                (3,440)              945

 Net cash (used) by investing activities           (102,035)         (425,347)

Cash flows from financing activities:
 Proceeds from sale by subsidiaries of
 its common stock                                   160,072           181,809
 Proceeds from stock offering                     7,131,697         3,514,170
 Proceeds from warrants exercised                      -               81,800
 Net increase in notes payable                       (3,242)           15,804

   Net cash provided by financing activities      7,288,527         3,793,583

 (Increase) decrease in cash and equivalents        995,084          (282,056)
 Cash and equivalents, beginning of period        3,204,501         3,315,846

 Cash and equivalents, end of period             $4,199,585        $3,033,790


See notes to consolidated financial statements.

                  NOTES TO FINANCIAL STATEMENTS

                   BIOCONTROL TECHNOLOGY, INC.


NOTE A - Basis of Presentation

       The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 51.9% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its wholly owned subsidiary, Barnacle Ban Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Common Stock

      During the three months ended March 31, 1996, the Company sold 2,709,500 shares of its registered common stock. (See
"Management's Discussion and Analysis").

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 1996, and March 31, 1995, were 38,828,656 and 30,411,657, respectively.

 Management's Discussion and Analysis of Financial Condition and
                           Cash Flows

Liquidity and Capital Resources

      Cash increased from $3,204,501 at December 31, 1995, to $4,199,585 at March 31, 1996. This increase was primarily attributable to the Company's sale of registered stock. During the first quarter the Company had $6,191,408 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor), Sensor related general and administrative expenses and increased inventory of materials for production of the Sensor.

      The Company continued to fund operations solely from sales of its common stock. During the first quarter, the Company entered into subscription agreements to sell the Company's common stock. Pursuant to the agreements, a total of 2,709,500 shares were sold during the three months ended March 31, 1996 aggregating $7,091,086 after commissions and fees. Proceeds from the sales were used to continue to fund the Company's research and development projects and to provide working capital for the Company.

Results of Operations

      Sales during the first quarter decreased from $109,984 in 1995 to $25,600 in 1996. The decrease was primarily due to the decrease in sales of the Company's Functional Electrical
Stimulators.

      Interest income increased during the first quarter from $28,964 in 1995 to $52,242 in 1996. The increase was due to the Company's increased investments as the result of proceeds received from selling stock.

      Costs of Products Sold decreased during the first quarter from $51,192 in 1995 to $13,688 in 1996. The decrease was primarily due to the decrease in sales of the Company's
Functional Electrical Stimulators.

     Research and Development expenses decreased during the first quarter from $1,454,473 in 1995 to $1,420,518 in 1996. The decrease was due to the Company's decreased level of activities associated with research and development of the non invasive glucose sensor and other projects.

 Management's Discussion and Analysis of Financial Condition and
                      Cash Flows continued

Results of Operations - Continued

      Selling, General and Administrative expenses increased during the first quarter from $2,241,203 in 1995 to $2,814,065 in 1996. The increase was due to the Company's increase in payroll expenses as a result of the recruitment and hiring of new employees, primarily for the purpose of developing and promoting the non invasive glucose sensor.

      Interest expense decreased during the first quarter from $6,402 in 1995 to $4,690 in 1996. The decrease was due to the Company's regular payments against outstanding principle on its notes payable and the pay-off of long-term debt.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits
     (B)  Reports on Form 8-K
          (1) A report on form 8-K dated February 1, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated February 8, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (3) A report on form 8-K dated February 20, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (4) A report on form 8-K dated February 26, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (5) A report on form 8-K dated February 27, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated March 6, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated March 7, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (8) A report on form 8-K dated March 22, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (9) A report on form 8-K dated March 25, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (10) A report on form 8-K dated March 27,1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (11) A report on form 8-K dated March 29, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (12) A report on form 8-K dated April 9, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (13) A report on form 8-K dated April 12, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit.

          (14) A report on form 8-K dated April 29, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit

          (15) A report on form 8-K dated May 8, 1996, with respect to Item 5 other events and Item 6, and
               Item 7 (c), Exhibit

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14 day of May, 1996


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/ Fred E. Cooper
                              Fred E. Cooper
                              CEO and Director (principal financial
                              officer and principal accounting officer)