Form 10-Q
period 1996-06-30
BIOCONTROL TECHNOLOGY INC
filed 1996-08-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                     June 30, 1996

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

     As of June 30, 1996, 42,960,618 shares of Biocontrol
Technology, Inc. common stock, par value $.10 were outstanding.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements

              Biocontrol Technology, Inc. and Subsidiaries
                      Consolidated Balance Sheets

                                                    Jun. 30, 1996    Dec. 31, 1995
                                                    -------------     -------------
CURRENT ASSETS
   Cash  and equivalents                            $   3,206,582     $   3,204,501
   Accounts receivable                                    362,071           202,526
   Subscription receivable                                274,625                 -
   Notes receivable-related parties                       250,000           250,000
   Notes receivable-net of allowance for loan losses       12,000            12,000
   Inventory - net of valuation allowance               2,776,732         1,660,139
   Prepaid expenses                                       198,835           148,526
                                                    -------------     -------------
          TOTAL CURRENT ASSETS                          7,080,845         5,477,692


PROPERTY, PLANT AND EQUIPMENT
   Building                                               236,663           234,863
   Leasehold improvements                               1,128,458         1,092,311
   Furniture, fixtures & equipment                        675,257           633,237
   Machinery and equipment                              3,960,636         3,558,964
                                                    -------------     -------------
     Subtotal                                           6,001,014         5,519,375

   Less accumulated depreciation                        2,281,721         2,087,032
                                                    -------------     -------------
                                                        3,719,293         3,432,343

OTHER ASSETS
   Notes receivable-related parties                        95,900            95,900
   Interest receivable-related parties                     47,652            42,237
   Patents, net of amortization                            13,263            15,429
   Other assets                                            13,513            11,068
                                                    -------------     -------------
                                                          170,328           164,634
                                                    -------------     -------------

          TOTAL ASSETS                              $  10,970,466     $   9,074,669
                                                    =============     =============

        The accompanying notes are an integral part of these statements.

              Biocontrol Technology, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                              (CONTINUED)

                                                    Jun. 30, 1996     Dec. 31, 1995
                                                    -------------     -------------
CURRENT LIABILITIES
   Accounts payable                                 $    556,590      $  1,838,408
   Current portion oflong-term debt                       31,833            28,404
   Accrued liabilities                                    76,596            96,634
   Deferred revenue on contract billings                 326,000           326,000
                                                    ------------      ------------
          TOTAL CURRENT LIABILITIES                      991,019         2,289,446

LONG-TERM LIABILITIES
   Accrued liabilities                                   133,250           114,750
   Long-term debt                                         58,550            60,580
                                                    ------------      ------------
                                                         191,800           175,330

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                       2,223,466         2,562,543


STOCKHOLDERS'EQUITY
  Series 1 convertible preferred stock,
    par value $10 per share, authorized
    500,000 shares issuable in series-
    shares issued and outstanding 3,790
    at Jun. 30, 1996 and 3,790 at Dec. 31, 1995           37,900            37,900
  Common stock, par value $.10 per share,
    authorized 60,000,000 shares, issued and
    outstanding 42,960,618 at Jun. 30, 1996 and
    37,021,118 at Dec. 31, 1995                        4,296,062         3,702,112
    Additional paid-in capital                        74,417,481        59,849,875
    Warrants                                           6,677,820         6,677,820
    Accumulated deficit                              (77,865,082)      (66,220,357)
                                                    ------------      ------------

          TOTAL STOCKHOLDERS' EQUITY                   7,564,181         4,047,350
                                                    ------------      ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $ 10,970,466      $  9,074,669
                                                    ============      ============

The accompanying notes are an integral part of these statements.

                  BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         For the six months ended   For the three months ended
                                                  Jun. 30,                    Jun. 30,
                                            1996          1995          1996          1995
                                       ------------  -------------  ------------  ------------
Revenues
  Sales                                    $222,388      $224,351      $196,788      $114,367
  Interest Income                            92,257       124,512        40,015        95,548
  Other income                                2,657         3,750         2,657           -
                                       ------------  -------------  ------------  ------------
                                            317,302       352,613       239,460       209,915
Costs and Expenses
  Cost of products sold                      93,750       129,630        80,062        78,438
  Research and development                4,740,303     3,167,396     3,319,785     1,712,923
  Selling, general and administrative     3,787,716     4,703,990       973,651     2,462,787
  Warrant extensions                            -       7,595,655           -       7,595,655
  Warrant extensions-Subsidiary           6,915,000     4,650,000     3,456,000     4,650,000
  Interest Expense                           10,824        10,138         6,134         3,736

                                         15,547,593    20,256,809     7,835,632    16,503,539
                                       ------------  -------------  ------------  ------------
Loss before unrelated
 investors' interest                    (15,230,291)  (19,904,196)   (7,596,172)  (16,293,624)
                                       ------------  -------------  ------------  ------------
Unrelated investors' interest in net
 loss of subsidiary                       3,583,135       768,397     1,817,410       720,941
                                       ------------  -------------  ------------  ------------

  Net loss                             ($11,647,156) ($19,135,799)  ($5,778,762) ($15,572,683)
                                       ============= =============  ============ =============

  Loss per common share                      ($0.29)       ($0.58)       ($0.14)       ($0.47)
                                       ============= =============  ============ ============

       See notes to consolidated financial statements.

             BIOCONTROL TECHNOLOGY, INC.AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                                 For the six months ended        For the three months ended
                                                                          Jun. 30,                          Jun. 30,
                                                                    1996            1995              1996           1995
                                                              ------------     -------------      -----------     ------------
Cash flows used by operating activities:
  Net loss                                                    ($11,647,156)    ($19,135,799)      ($5,778,762)    ($15,572,682)
  Adjustments to reconcile net loss to net
  cash used by operating activities :
    Depreciation and amortization                                  300,623          202,900           153,486           98,059
    Unrelated investors' interest in subsidiary                 (3,583,135)        (768,397)       (1,817,410)        (720,941)
    Stock issued in exchange for services                           17,200           73,623            17,200           41,900
    Stock issued in exchange for services by subsidiary              7,000           47,250               -             21,000
    Warrant extensions                                                 -          7,595,655               -          7,595,655
    Warrant extensions by subsidiary                             6,915,000        4,650,000         3,456,000        4,650,000
    (Increase) decrease in receivables                            (434,170)         (87,490)         (425,700)          18,919
    (Increase) decrease in inventories                          (1,116,593)          31,844          (207,800)          (2,982)
    (Increase) decrease in prepaid expenses                        (50,309)         114,550           (36,806)          56,864
    (Increase) decrease in other assets                                -            (10,282)            2,279           (7,619)
    (Decrease) in accounts payable                              (1,281,818)        (385,481)          (39,310)        (231,406)
    (Decrease) in other liabilities                                 (1,538)          (2,312)           (6,665)           1,837
    Increase in deferred revenue on contract billing                   -                -                 -             27,750
                                                              ------------      ------------      -----------     ------------
      Net cash flow used by operating activities               (10,874,896)      (7,673,939)       (4,683,488)      (4,023,646)
                                                              ------------      ------------      -----------     ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                     (587,573)        (612,046)         (488,978)        (385,754)
    (Increase) in notes receivable                                     -           (527,950)              -           (327,950)
    (Increase) decrease in other assets                             (5,694)           6,473            (2,254)           5,528
                                                              ------------      ------------      -----------     ------------
      Net cash provided (used) by investing activities            (593,267)      (1,133,523)         (491,232)        (708,176)
                                                              ------------      ------------      -----------     ------------
Cash flows from financing activities:
    Net proceeds from sale by subsidiaries of
    its common stock                                               (97,427)       1,479,263          (257,499)       1,297,853
    Proceeds from stock offering                                11,533,672       16,370,789         4,401,975       12,856,619
    Proceeds from warrants exercised                                30,600          156,175            30,600           74,375
    Proceeds from warrants exercised-subsidiary                      2,000            2,900             2,000            2,500
    Net (decrease) increase in notes payable                         1,399          (18,731)            4,641          (34,535)
                                                              ------------      ------------      -----------     ------------
      Net cash provided by financing activities                 11,470,244       17,990,396         4,181,717       14,196,812


    Increase (decrease) in cash and equivalents                      2,081        9,182,934          (993,003)       9,464,990
    Cash and equivalents, beginning of period                    3,204,501        3,315,846         4,199,585        3,033,790
                                                              ------------      ------------      -----------     ------------
    Cash and equivalents, end of period                        $ 3,206,582      $12,498,780       $ 3,206,582      $12,498,780
                                                              ============      ============      ===========      ===========

 See notes to consolidated financial statements.


                BIOCONTROL TECHNOLOGY, INC.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

        The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 88.97% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its wholly owned subsidiary, Barnacle Ban Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - Net Loss Per Common Share
- ----------------------------------
      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 1996, and June 30, 1995, were 40,044,567 and 32,814,456, respectively.

NOTE C - Stockholders Equity
- ----------------------------
     During the three months ended June 30, 1996, the Company sold 3,100,000 shares of its common stock. In addition, warrants were exercised to purchase 120,000 shares of common stock and 10,000 shares were granted for services rendered. (See "Management's Discussion and Analysis").

NOTE D - Stockholders Equity Subsidiary
- ---------------------------------------
      During the period ending June 30, 1996, the Company's subsidiary, Diasense Inc., extended the exercise date of warrants to purchase 1,152,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and extended at the same price.
The fair market value of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $3,456,000 expense for the difference between the fair market value and the warrant price times the number of shares.

Management's Discussion and Analysis of Financial Condition and Cash Flows
- --------------------------------------------------------------------------
Liquidity and Capital Resources
- -------------------------------
     Cash increased from $3,204,501 at December 31, 1995, to $3,206,582 at June 30, 1996. This increase was attributable to the Company's
sale of registered stock to various investors.   During the second
quarter the Company had $4,683,488 net cash flow used by operating activities which primarily related to the research and development of the non invasive glucose sensor, and sensor related general and administrative expenses. The Company also had net cash used by
investing   activities  of  $491,232,  which   included equipment
associated with development and manufacturing of the noninvasive glucose sensor.

    The Company continued to fund operations solely from sales of its common stock. During the second quarter, the Company issued a total of 3,100,000 shares of its common stock aggregating $4,401,975 after commissions and fees. Proceeds from the sales were used to continue to fund the Company's research and development projects and to provide working capital for the Company.

      During the three months ended June 30, 1996, warrants to purchase 120,000 shares of common stock were exercised aggregating $30,600. Proceeds from the exercised warrants were used to continue to fund the Company's research and development projects and to provide working capital for the Company.

      The Company's products are at various stages of development and will require additional funding for completion. The Company may chose to discontinue any of its projects at any time if research and development efforts indicate that continuation would be inadvisable. The latest Diasensor 1000(TM) model, which incorporates many improvements over the prototype used to submit data to the FDA, is currently being
tested  and data is being gathered for resubmission  to  the FDA.   Such
testing has included successful readings at both hyperglycemic and hypoglycemic levels. In June, BICO's subsidiary IDT began its next phase of FDA-approved whole body extracorporeal hyperthermia trials for
the treatment of HIV.   In  July,  BICO's subsidiary Barnacle Ban signed
an exclusive distributor for its antifouling paint and other marine products in the Chesapeake Bay area. Also in July, BICO's subsidiary
Petrol Rem was informed that two of its oil spill clean up products will be featured by NASA under its technology transfer program.

Results of Operations
- ---------------------
     Sales during the second quarter increased from $114,367 in 1995 to $196,788 in 1996 and decreased from $224,351 for the six month period ended June 30, 1995 to $222,388 for the six month period ended June 30, 1996. The fluctuations were primarily due to the sales of the Company's Functional Electrical Stimulators.

      Interest income decreased during the second quarter from $95,548 in 1995 to $40,015 in 1996 and from $124,512 for the six month period ended June 30, 1995 to $92,257 for the six month period ended June 30, 1996. The decrease was due to the Company's having less cash to invest during 1996 than 1995.

      Costs of Products Sold increased during the second quarter from $78,438 in 1995 to $80,062 in 1996 and decreased from $129,630 for the six month period ended June 30, 1995 to $93,750 for the six month period ended June 30, 1996. The fluctuations were primarily due to the Company's sales of the Functional Electrical Stimulators.

      Research and Development expenses increased during the second quarter from $1,712,923 in 1995 to $3,319,785 in 1996 and from
$3,167,396 for the six month period ended June 30, 1995 to $4,740,303 for the six month period ended June 30, 1996. The increase was due to the Company's increased level of activities associated with the
research and  development of  the  non invasive glucose  sensor.   These
activities included manufacturing  personnel   assisting   with the
development of the Sensor.

      Selling, General and Administrative expenses decreased during the second quarter from $2,462,787 in 1995 to $973,651 in 1996 and from $4,703,990 for the six month period ended June 30, 1995 to $3,787,716 for the six month period ended June 30, 1996. The decrease was due to the Company's reorganization of some manufacturing personnel to assist with development of the Sensor.

      Interest expense increased during the second quarter from $3,736 in 1995 to $6,134 in 1996 and from $10,138 for the six month period ended June 30, 1995 to $10,824 for the six month period ended June 30, 1996. The increase is the result of the Company's financing of various equipment for administrative and research and development purposes.

PART II - OTHER INFORMATION
- ---------------------------
Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits
     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated May 17, 1996, with respect to Item 5 other events and
               Item  7 (c), Exhibit.

          (2) A report on form 8-K dated May 28, 1996, with respect to Item 5 other events and
               Item  7 (c), Exhibit.

          (3)  A  report  on form 8-K dated June  14,
               1996, with  respect to Item 5 other
               events and Item 7 (c), Exhibit.

          (4)  A  report  on form 8-K dated June  20,
               1996, with  respect to Item 5 other
               events and Item 7 (c), Exhibit.

          (5)  A  report  on form 8-K dated June  25,
               1996, with  respect to Item 5 other
               events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated July 2, 1996, with respect to Item 5 other events and
               Item  7 (c), Exhibit.

          (7)  A  report  on form 8-K dated July  16,
               1996, with  respect to Item 5 other
               events and Item 7 (c), Exhibit.

          (8)  A  report  on form 8-K dated July  17,
               1996, with  respect to Item 5 other
               events and Item 7 (c), Exhibit.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 1996.

                        BIOCONTROL TECHNOLOGY, INC.
                        By /s/ Fred E. Cooper
                           Fred E.Cooper
                           CEO and Director (principal financial
                           officer and principal accounting officer)