Form 10-Q
period 1996-09-30
BIOCONTROL TECHNOLOGY INC
filed 1996-11-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                          September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X        No
As of September 30, 1996, 43,387,918 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements

              Biocontrol Technology, Inc. and Subsidiaries
                       Consolidated Balance Sheets

                                                Sep 30, 1996    Dec. 31, 1995
                                                 (Unaudited)        (Note)
                                                -------------      ------------
CURRENT ASSETS
   Cash and equivalents                      $     2,918,584    $   3,204,501
   A/R - net of allowance for bad debt               112,790          202,526
   Notes receivable -  related parties               250,000          250,000
   Notes receivable - net of
       allowance for loan losses                      12,000           12,000
   Inventory - net of valuation allowance          3,148,635        1,660,139
   Prepaid expenses                                  153,706          148,526
                                                -------------      ------------

                 TOTAL CURRENT ASSETS              6,595,715        5,477,692


PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,442,423          234,863
   Land                                              246,250                0
   Construction in Progress                        1,212,405                0
   Leasehold improvements                          1,148,897        1,092,311
   Furniture, fixtures & equipment                   699,956          633,237
   Machinery and equipment                         4,240,478        3,558,964
                                                -------------      ------------

               Subtotal                            8,990,409        5,519,375

   Less accumulated depreciation                   2,461,773        2,087,032
                                                -------------      ------------

                                                   6,528,636        3,432,343


OTHER ASSETS
   Notes receivable - related parties                125,900           95,900
   Interest receivable - related parties              50,445           42,237
   Patents, net of amortization                       12,180           15,429
   Other assets                                       13,513           11,068
                                                -------------      ------------

                                                     202,038          164,634
                                                -------------      ------------


TOTAL ASSETS                                   $  13,326,389     $  9,074,669
                                                =============      ============

Note: The Balance Sheet at Decmeber 31, 1995 has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these statements.

              Biocontrol Technology ,Inc. and Subsidiaries
                      Consolidated Balance Sheets
                              (CONTINUED)

                                              Sept. 30, 1996    Dec. 31, 1995
                                                (Unaudited)        (Note)
                                                -------------     ------------
CURRENT LIABILITIES
   Accounts payable                           $      769,833      $ 1,838,408
   Current portion of long-term debt                  53,597           28,404
   Accrued liabilities                               158,736           96,634
   Capital lease payable                              22,501                0
   Debenture payable                               2,000,000                0
   Escrow payable                                      3,300                0
   Deferred revenue on contract billings             214,800          326,000
                                                -------------     ------------

          TOTAL CURRENT LIABILITIES                3,222,767        2,289,446

LONG-TERM LIABILITIES
   Accrued liabilities                                     0          114,750
   Capital lease                                   2,555,914                0
   Long-term debt                                    156,190           60,580
                                                -------------     ------------

                                                   2,712,104          175,330

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   2,058,591        2,562,543

STOCKHOLDERS'  EQUITY
  Convertible preferred stock, par value $10 per share
    authorized, 500,000 shares issuable in series
    Series 1 - outstanding 0 at Sep. 30, 1996
     and 3,790 at Dec. 31, 1995                            0           37,900
    Series A - outstanding 20,000 at Sep. 30, 1996
     and 0 at Dec. 31, 1995                          200,000                0
  Common stock, par value $.10 per share, authorized
    60,000,000 shares, issued and outstanding 43,387,918
    at Sep. 30, 1996 and 37,021,118 at Dec. 31, 1995
                                                   4,338,792        3,702,112
   Additional paid-in capital                     76,427,435       59,849,875
   Warrants                                        6,680,488        6,677,820
   Accumulated  deficit                          (82,313,788)     (66,220,357)
                                                -------------     -----------

          TOTAL STOCKHOLDERS' EQUITY               5,332,927        4,047,350
                                                -------------     -----------

          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  13,326,389    $   9,074,669
                                                =============     ===========
Note: The Balance Sheet at December 31, 1995 has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these statements.

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                 For the nine months ended             For the nine months ended
                                               Sep. 30, 1996    Sep. 30, 1995         Sep. 30, 1996    Sep. 30, 1995
                                                -------------     -----------         ------------     ------------
Revenues
  Sales                                        $     460,333    $     445,043        $     237,945    $     220,692
  Interest income                                    131,646          255,315               39,389          130,803
  Other Income                                         2,657            8,067                    0            4,317
                                                ------------      -----------          -----------      -----------

                                                     594,636          708,425              277,334          355,812

Costs and expenses
 Cost of products sold                               232,742          190,851              138,992           61,221
 Research and development                          6,754,378        4,964,869            2,014,075        1,797,473
 General and administrative                        6,432,168        7,271,201            2,646,883        2,567,211
 Warrant extensions                                    2,668        7,595,655                2,668                0
 Warrant extensions - Subsidiary                   6,999,033        4,650,000               84,033                0
 Interest expense                                     52,637           13,470               41,813            3,332
                                                ------------     ------------          -----------      -----------
                                                  20,473,626       24,686,046            4,928,464        4,429,237
                                                ------------     ------------          -----------      -----------

Loss before unrelated investors' interest        (19,878,990)     (23,977,621)          (4,651,130)      (4,073,425)

Unrelated investors' interest in net loss of
 subsidiary                                        3,785,559          850,033              202,424           81,636
                                                ------------     ------------          -----------      -----------


 Net loss                                       ($16,093,431)    ($23,127,588)         ($4,448,706)     ($3,991,789)
                                                =============    =============         ============     ============

 Loss per common share                                ($0.39)          ($0.68)               ($.11)           ($.12)
                                                =============     ============         ============     ============
See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                 For the nine months ended                For the three months ended
                                               Sep. 30, 1996    Sep. 30, 1995        Sep. 30, 1996    Sep. 30, 1995

Cash flows used by operating activities:
 Net loss                                       ($16,093,431)    ($23,127,588)         ($4,448,706)     ($3,991,789)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                      374,741          322,226              180,052          119,326
  Unrelated investors' interest in subsidiary     (3,785,559)        (850,033)            (202,424)         (81,636)
  Stock issued in exchange for services               17,200           73,623                    0                0
  Stock issued in exchange for services
               by subsidiary                           7,000           61,250                    0           14,000
  Warrant extensions                                   2,668        7,595,655                2,668                0
  Warrant extensions by subsidiary                 6,999,033        4,650,000               84,033                0
  (Increase) decrease in accounts receivable          89,736         (202,501)             518,906         (115,011)
  (Increase) in inventories                       (1,488,496)        (485,902)            (371,903)        (517,746)
  (Increase) decrease in prepaid expenses             (5,180)         123,499               45,129            8,949
  (Decrease) in other assets                               0           82,721                    0           71,408
  (Decrease) increase in accounts payable         (1,068,574)        (271,836)             213,244          113,645
  (Decrease) in other liabilities                    (52,648)         (29,667)             (51,110)         (27,355)
  (Decrease) in partial billings on contract        (111,200)               0             (111,200)               0
                                                  ----------       ----------           ----------       ----------

Net cash flow used by operating activities       (15,114,710)     (12,058,553)          (4,141,311)      (4,406,209)
                                                  ----------       ----------           ----------       ----------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (3,471,034)        (998,038)          (2,989,395)        (385,992)
  (Increase) in notes receivable                     (25,000)      (1,105,450)             (25,000)        (577,500)
  (Increase) in interest receivable                   (7,404)         (34,961)              (1,710)         (19,839)
                                                  ----------       ----------           ----------       ----------

 Net cash used by investing activities            (3,503,438)      (2,138,449)           (3,016,105)        (983,331)
                                                  ----------       ----------           ----------       ----------

Cash flows from financing activities:
 Proceeds from sale by subsidiaries of
   its common stock                                  (77,815)       1,636,232               19,611          156,969
 Proceeds from stock offering                     11,850,528       16,220,789              319,288         (150,000)
 Proceeds from warrants exercised                     25,600          200,725                    0           44,550
 Proceeds from warrants exercised-subsidiary           2,000            6,200                    0            3,300
 Proceeds from sale of Preferred stock-Series A    1,840,000                0            1,840,000                0
 Cash redemption at par-Preferred stock               (7,300)               0               (7,300)               0
 Net increase in notes payable                       120,803           28,974              119,404           47,705
 Increase in debenture payable                     2,000,000                0            2,000,000                0
 Net increase under capital lease obligation       2,578,415                0            2,578,415                0
                                                  ----------       ----------           ----------       ----------

   Net cash provided by financing activities      18,332,231       18,092,920            6,869,418          102,524
                                                  ----------       ----------           ----------       ----------

 Net increase (decrease) in cash and equivalents    (285,917)       3,895,918             (287,998)      (5,287,016)
                                                  ----------       ----------           ----------       ----------
 Cash and equivalents, beginning of period         3,204,501        3,315,846            3,206,582       12,498,780
                                                  ----------       ----------           ----------       ----------
 Cash and equivalents, end of period              $2,918,584       $7,211,764           $2,918,584       $7,211,764
                                                  ==========       ==========           ==========       ==========

See notes to consolidated financial statements.

                   BIOCONTROL TECHNOLOGY, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

       The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex,
Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary , Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its wholly owned subsidiary, Barnacle Ban Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Net Loss Per Common Share

       Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 1996, and September 30, 1995, were 41,131,277 and 34,178,335, respectively.

NOTE C Stockholders Equity

       During the three months ended September 30, 1996, the Company sold 400,000 shares of its common stock, $2,000,000 of its Series A Convertible Preferred, and $2,000,000 in Subordinate Convertible Debentures all to Non U.S. residents pursuant to regulation S (See "Management's Discussion and Analysis).

       During the period ending September 30, 1996, the Company extended the exercise date of warrants to purchase 1,482 shares of common stock to a consultant. The warrants were originally granted at an exercise price ranging from $.45 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $2.25. The Company recorded a $2,668 expense for the difference between the fair market value and the warrant price times the number of shares.

NOTE D Stockholders Equity - Subsidiary

       During the period ending September 30, 1996, the Company's subsidiary, Diasense Inc., extended the exercise date of warrants to purchase 36,213 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price ranging from $.50 to $1.00 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. Diasense, Inc. recorded a $84,033 expense for the difference between the fair market value and the warrant price times the number of shares.


Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

       Cash decreased from $3,204,501 at December 31, 1995, to $2,918,584 at September 30, 1996. This decrease was attributable to the Company's $18,333,231 provided by financing activities against $15,114,710 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor) and Sensor related General and Administrative expenses. The Company also had net cash used by investing activities of $3,503,438, which includes capitalized leases on manufacturing facilities for the Sensor.

       During the third quarter, the Company used $4,141,311 for operating activities and $3,016,105 for investing activities. The Company provided $6,869,418 of financing activities to fund its operating and investing activities. The financing activities consisted primarily of selling its common stock, convertible preferred stock and convertible debentures. This aggregated $4,019,288 net to the Company. Proceeds from the sales were used to continue primarily to fund the Company's research and development of the Sensor and to provide working capital for the Company.

Management's Discussion and Analysis of Financial Condition and Cash Flows
                                  Continued


Results of Operations

       Sales during the third quarter increased from $220,692 in 1995 to $237,945 in 1996 and from $445,043 for the nine month period ended September 30, 1995 to $460,333 for the nine month period ended September 30, 1996. The increase was primarily due to increase sales of its Funcional Electrical Stimulators.

       Interst income decreased during the third quarter from $130,803 in 1995 to $39,389 in 1996 and from $255,315 for the nine month period ended September 30, 1995 to $131,646 for the nine month period ended September 30, 1996. The decrease was due to the Company's having less cash to invest during 1996 than 1995.

       Costs of Products Sold increased during the third quarter from $61,221 in 1995 to $138,992 in 1996 and from $190,851 for the nine month period ended September 30, 1995 to $232,742 for the nine month period ended September 30, 1996. The increase was due to increase sales of its Functional Electrical Stimulators.

       Research and Development expenses increased during the third quarter from $1,797,473 in 1995 to $2,014,075 in 1996 and from $4,964,869 for the nine month period ended September 30, 1995 to $6,754,378 for the nine month period ended September 30, 1996. The increase was due to the Company's increased Sensor research and development activities, which includes patient testing.

       General and Administrative expenses increased during the third quarter from $2,567,211 in 1995 to $2,646,883 in 1996 and decreased from $7,271,201 for the nine month period ended September 30, 1995 to $6,432,168 for the nine month period ended September 30, 1996. The third quarter increase is attributable to the Company's increase in payroll expenses as a result of the recruitment and hiring of new employees, primarily for the purpose of manufacturing and promoting the glucose sensor. The nine month decrease was due to the Company's reorganization of some manufacturing personnel to assist with development of the Sensor.

       Interest expense increased during the third quarter from $3,332 in 1995 to $41,813 in 1996 and from $13,470 for the nine month period ended September 30, 1995 to $52,637 for the nine month period ended September 30, 1996. The increase is the result of the Company's capital leases on manufacturing facilities for the Sensor.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits
     (B)  Reports on Form 8-K
          (1) A report on form 8-K dated August 26, 1996, with respect to Item 5 other events.

          (2) A report on form 8-K dated September 20, 1996, with respect to Item 5 other events.

          (3) A report on form 8-K dated September 20, 1996 with respect to Item 5 other events.

          (4) A report on form 8-K dated September 27, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit

          (5) A report on form 8-K dated October 1, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated October 2, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated October 11, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

PART II - OTHER INFORMATION Continued

Item 6.   Exhibits and Reports on Form 8-K Continued

     (B)  Reports on Form 8-K Continued

          (8) A report on form 8-K dated October 17, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (9) A report on form 8-K dated Octrober 25, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (10) A report on form 8-K dated November 11, 1996, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (11) A report on form 8-K dated November 14, 1996, with respect to item 5 other events and Item 7 (c), Exhibit.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 1996


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/ Fred E. Cooper
                              Fred E. Cooper
                              CEO and Director (principal financial
                              officer and principal accounting officer)