Form 10-K
period 1996-12-31
BIOCONTROL TECHNOLOGY INC
filed 1997-03-31
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, FD.C. 20549
                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Fiscal Year Ended 12/31/96  Commission File Number 0-10822


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997:

              Common Stock, $.10 par value -- $ 51,542,144

As of December 31, 1996, 49,213,790 shares of common stock, par value $.10 per share, were outstanding. As of December 31, 1996, no shares of preferred stock, par value $10 per share, were outstanding.

Exhibit index is located on pages 39 to 43.

Item 1.  Business
------------------
General Development of Business
-------------------------------
Biocontrol Technology, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic , Inc. and is referred to herein as " BICO " or the "Company". BICO 's operations are located at 300 Indian Springs Road, Indiana, PA, and its administrative offices are located at 2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA. The Company is developing the Noninvasive Glucose Sensor with Diasense , Inc., its 52% owed subsidiary. Where applicable, BICO and Diasense will be referred to herein as the "Companies".

The Company's primary business from 1972 through 1986 was the design, manufacture and sale of cardiac pacemakers and associated accessories. In 1983, the Company purchased rights to three heart valves which it manufactured and sold from 1983 through 1987.

Beginning in late 1986 and continuing through the date hereof, the Company has been developing new medical devices which include models of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor"), an implantable port for drug delivery and hemodialysis use, a polyurethane heart valve, procedures relating to the use of whole-body extracorporeal hyperthermia in the treatment of the human immunodeficiency virus ("HIV"), bioremediation products, and a paint product which is designed to prevent the buildup of certain substances on underwater surfaces. The Company is currently manufacturing and selling functional electrical stimulators .

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, research and development and results of the Company's business include the following: additional delays in the research, development and FDA marketing approval of the Noninvasive Glucose Sensor; delays in the manufacture or marketing of the Company's other products and medical devices; the Company's future capital needs and the uncertainty of additional funding; BICO 's uncertainty of additional funding; competition and the risk that the Noninvasive Glucose Sensor or its other products may become obsolete; the Company's continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to the Company's patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the Sensor and other medical devices and the general uncertainty of the health care industry; the Company's limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of the Company's various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against the Company; and the dilution of the Company's common stock.

Industry Segments
-----------------
The Company operates in a single industry segment consisting of the design, manufacture and sale of biological/biomedical products and devices. Although some of the Company s subsidiaries are engaged in other activities, such activities are immaterial at this time for industry segment purposes.

Description of Business
-----------------------
Development of the Noninvasive Glucose Sensor

BICO and Diasense are currently developing a Noninvasive Glucose Sensor, which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose sensors require the drawing of blood by means of a finger prick.

BICO 's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO 's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent have been purchased by Diasense from BICO , pursuant to a Purchase Agreement (See, " Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to
such patent to Diasense .   Additional concepts to improve the capability of
the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of February, 1997, a total of five patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasense (See, " Intercompany Agreements").

In 1991, BICO 's research team began development of a research prototype utilizing different technology than previously studied or developed. This device, the Beta 1 research prototype, was initially tested on six human subjects, and was subsequently tested on 110 human subjects in March 1992, during which simultaneous spectral, blood and chemical data was recorded for analysis in order to develop calibration data for the device. The Beta 1 utilized a separate lap-top computer to perform computational functions. The results of the March 1992 tests were used to develop further refinements which led to the development of the Beta 2A .

Although functionally equivalent in terms of performance with the Beta 1, the next prototype, the Beta 2A , was smaller and had fully integrated computational software and a liquid crystal display which interacted with the operator. This model was tested by BICO on 40 human subjects in July 1992.
The spectral and blood chemistry data obtained indicated that the Beta 2A did not have a satisfactory signal-to-noise ratio to allow for the calculation of algorithms of sufficient accuracy to be acceptable to Diasense . The signal-to-noise ratio reflects the sensor's ability to optimize the measurement by accepting the signal desired (the glucose level) and rejecting the random interference. A higher signal-to-noise ratio results in a more accurate measurement.

Additional Beta prototypes evolved which addressed this problem. Testing was performed with each prototype, culminating in clinical trials at two hospitals with ten diabetic volunteers each in Des Plaines, Illinois in May 1993 and in Indiana, Pennsylvania in August 1993. These advanced systems embodying improvements in the optics, electronics and detection subsystems led to the design of the Beta 2D, Beta 2E , and Beta 2F prototypes, designed and constructed to simulate production models.


BICO initially obtained the approval of six Institutional Review Boards ("IRBs") to conduct testing at their hospitals. Those hospitals are Children's Hospital in Pittsburgh, Pennsylvania; Rush North Shore in Skokie, Illinois; Westmoreland Hospital in Greensburg , Pennsylvania; Lutheran General Hospital in Park Ridge, Illinois; Holy Family Hospital in Des Plaines, Illinois; and Indiana Hospital in Indiana, Pennsylvania. The Company conducted initial testing at the Holy Family Hospital and Indiana Hospital, and may conduct further studies on future models at some or all of the other hospitals from which IRB approval has been obtained.

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO 's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the approved marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO 's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensor 1000. BICO and Diasense announced that they remained committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The Diasensor 1000 is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor 1000 uses internal algorithms to calculate a glucose measurement.

Since the Diasensor 1000 will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in a calibration center. This feature may limit the marketability of the Diasensor 1000, and, if the device is unable to qualify for third-party reimbursement, Diasense 's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

After the FDA's panel review in February 1996, the Companies conducted additional clinical tests using the Diasensor 1000. The data obtained was submitted in a revised 510(k) Notification filed with and accepted by the FDA in October 1996. In November 1996, the Companies regulatory affairs team met with the FDA, and agreed to conduct additional studies, including in-home studies, of the Diasensor 1000. After working with the FDA to determine an acceptable protocol for the in-home studies, the Company commenced the trials on February 3, 1997. The trials are being conducted with improved manufacturing prototypes which have been fabricated by the Companies. Manufacture of these improved prototypes began in November 1996 and will continue through April 1997. The Companies anticipate that forty to fifty devices will be available for the additional clinical and in-home tests currently in progress and planned for the near future. Since the FDA has deemed the 1996 510(k) to be withdrawn because of the additional studies, the Companies will resubmit a 510(k) Notification when the additional studies have been completed and the data has been analyzed. As part of the testing protocol worked out jointly by the Companies and the FDA, the parties have agreed upon an intended use of the device for certain patients who could use the device most successfully. As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.

In February 1997, the Company demonstrated two of its Diasensor 1000s at both a press conference and at a shareholders meeting. At the press conference, the machines provided successful readings which were 94% and 99% accurate when compared to readings from the Yellow Springs Instrument (the YSI), which is the accepted industry standard for accurate readings. At the shareholders meeting, one machine provided successful readings which were 99% accurate when compared to the YSI readings, and the other machine, triggered by internal safety measures, did not provide a reading. The internal safety measures are critical because an erroneous reading could be dangerous to diabetics; in order to avoid such risks, the Diasensor 1000 is programmed to give no reading if there is any indication of user error or device malfunction. The diabetic user is then instructed to test using other invasive means, if a reading is immediately needed, or to wait and retry for a successful reading from the Diasensor 1000. In 1996, the Companies retained Mr. Jeff Nesbit , a former FDA Associate Commissioner for Public Affairs, as a consultant to guide them through the FDA approval process and to assist BICO with its ongoing overall relationship with the FDA.

Although the Company's research and development team continues to meet with and work closely with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

During 1994, 1995 and 1996, in addition to conducting continued research and development on the Noninvasive Glucose Sensor, BICO prepared its new manufacturing facility for the manufacture of the Noninvasive Glucose Sensor. The facility, comprised of 68,000 square feet, is being reconfigured to BICO 's specifications, and the machinery and equipment necessary to manufacture have been ordered.

Manufacturing prototypes, built by BICO in December 1996 and the first quarter of 1997, are being used in testing currently being conducted in home and clinical settings. This testing will continue for approximately four months and the data will be submitted to the FDA in a 510(k) Notification at the conclusion of the testing. It is anticipated, but cannot be guaranteed, that pilot production will begin in the spring of 1997 with the manufacture of instruments which have been fabricated pursuant to production-released documentation in compliance with FDA Good Manufacturing Practices ( GMPs ). These devices can be sold when and if FDA marketing approval is given or in other world markets where such approval is not necessary. Subject to continued availability of parts, equipment and personnel, production will then continue at a steady pace throughout 1997.

FDA approval is necessary to market the Diasensor 1000 in the United States. The Companies are continuing their efforts to develop an instrument which may provide for a smaller, more portable device at a lower cost. In addition, the Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. These improvements may be incorporated in the finalized development of the Diasensor 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensor 2000 may be subject to the same regulatory testing and approval process as is required for the Diasensor 1000.

Diasense is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasense plans to market the Noninvasive Glucose Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing and distribution of the Noninvasive Glucose Sensor. Although many factors may cause a change in management's current estimate, the Company believes that the sales price of the Diasensor 1000 at this time will range from approximately $7,950 to approximately $8,500. Such price may be set at a level which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1996 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

Bioremediation

BICO is also involved in the field of biological remedial (" bioremediation ") development. Bioremediation technology utilizes naturally occurring micro-organisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRP , which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRP comes in contact with the petroleum substances, the contaminants are bound to the PRP , and they stay afloat. Because the product contains the necessary nutrients and micro-organisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will biodegrade both the petroleum and itself.

Part of the Company's initial research and development involved field testing supervised by the National Environmental Technology Applications Corporation (" NETAC "), a group endorsed by the Environmental Protection Agency (the "EPA"), to determine whether the product is effective. As a result of such testing, NETAC reported positive results regarding the effectiveness of the product.

In connection with this project, BICO created a subsidiary, Petrol Rem, Inc. ("Petrol Rem"). Petrol Rem's officers and directors include Fred E. Cooper, Anthony J. Feola and David L. Purdy, who are also directors and/or officers of BICO and its other affiliates.

PRP is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's Oil Buster product.

The product system is listed on the EPA's National Contingency Plan (" NCP ") product schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRP successfully passed the Tier II efficacy test conducted by NETAC , the product was requalified for listing on the NCP . Management believes that this requalification process will limit the number of products available for use in clean-up projects.

Petrol Rem is manufacturing PRP and is currently marketing the product for use for oil spills in water. In addition, PRP combined with absorbants is being manufactured and marketed for use in small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops.

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area which is used to manufacture PRP . The current lease has a renewable three-year term, with monthly rental payments of $2,888 plus utilities and applicable business privilege taxes. Petrol Rem has also purchased equipment which has the capability to produce PRP in quantities of 2,500 pounds per day, and Petrol Rem has built an adequate inventory.

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

Because two of Petrol Rem's largest target marketing regions are Texas/Louisiana and Florida, Petrol Rem has begun warehousing PRP in those areas.

Petrol Rem has also completed development of a new spray applicator for its PRP product. The new applicator is a light-weight, portable unit which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites which were impossible to reach with the previous applicator.

In addition to PRP , Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO- SOK , which is PRP contained in a 10" fabric sock, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO- SOK , when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO- SOK helps to keep marina waters clear as well as helping to eliminate the chore of bilge cleanup, with its possible fines to marinas and boaters for pumping oil and fuel into the waterways.

In July 1996, the Company's PRP and BIO- SOK products were selected by the National Aeronautics and Space Administration ("NASA") to be featured as spinoff technology under its technology transfer program, which seeks to recognize unique civilian adaptations of NASA technology. The products will be a part of NASA displays at major trade shows.

In October 1996, the Company announced that its BIO- SOK Bilge Maintenance System had won a 1996 Innovation Award at the International Marine Trades Exhibit and Convention (" IMTEC "), which is held by the National Marine Manufacturers Association (the " NMMA "). The award was conferred by a panel of experts which evaluated a field of approximately fifty seven entrants in the "Accessories and Trailers" category. The NMMA cited the BIO- SOK 's simplicity of use and commended the product as on the "frontier of technology".

In December 1996, Petrol Rem announced that the BIO- SOK had been chosen by BOATING, one of the largest pleasure boating magazines in the world, for use in all of the boats tested for its magazine. BOATING, which tests over 100 boats each year, called the BIO- SOK one impressive new product. In February 1997, BIO- SOK was given a 1997 Innovation Award by the well-known trade magazine Motorboating and Sailing.

BIO- SOK is guaranteed, lasts for an entire boating season, and is available from quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia, and is recommended by the Canadian Coast Guard.

In February 1997, Petrol Rem entered into a five-year distribution agreement with Bainbridge International in Queensland, Australia, which grants exclusive distribution rights for Australia and New Guinea.

Petrol Rem has also developed Oil Buster , which is a mixture of PRP and an absorbent material. Oil Buster is used to clean up and remediate oil spills on hard surfaces.

Petrol Rem's BIO-BOOM   product is used in water clean-up projects. The product
is a 3" x 10' fabric which is filled with PRP , and is used to both contain and
biodegrade contaminants in water.  BIO-BOOM   is a superior product to most
containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $7,137,000 on this project through December 31, 1996.

Petrol Rem is marketing PRP through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product. Initial sales of PRP began in July 1993, and increased marketing efforts during 1996 have resulted in additional sales. Although there can be no assurances that PRP will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP will be a viable product in the bioremediation marketplace.

Whole-Body Extracorporeal Hyperthermia

BICO is currently funding a project with HemoCleanse, Inc. (" HemoCleanse "), an unaffiliated company located in Lafayette, Indiana. In connection with this project, BICO formed a wholly-owned subsidiary, IDT , Inc. IDT 's executive officers and directors include David L. Purdy , Fred E. Cooper, Glenn Keeling, and Anthony J. Feola , who are also officers and/or directors of BICO and its other affiliates.

IDT and HemoCleanse have entered into an exclusive License Agreement dated as of July 21, 1993. Pursuant to the terms of the License Agreement, IDT has the exclusive world-wide right to commercialize the BioLogic -HT technology, which is described below.

The project involves the delivery of whole-body extracorporeal hyperthermia ("WBH") utilizing HemoCleanse's BioLogic -HT System for treating the blood of patients with HIV and Acquired Immuno -deficiency Syndrome ("AIDS"), as well as cancer. Along with HemoCleanse , IDT has conducted research and clinical trials which explore the use of hyperthermia to treat blood by exposure to certain temperatures in order to determine whether such exposures will aid in the treatment of HIV and other viruses. FDA-approved trials for hyperthermia as a treatment for cancer commenced in early 1997. HemoCleanse has produced the equipment used in the procedures and assists IDT with its research and clinical trials; where appropriate, IDT and HemoCleanse are referred to herein as the "WBH Companies".

Whole-body hyperthermia achieved through extracorporeal blood heating involves heating the patient's blood outside the body to approximately 47 degrees centigrade and returning it back to the body, thus raising the body's core temperature to up to 42 degrees centigrade. A blood pump moves the patient's blood through the BioLogic -HT's sorbent-based dialysis system, balancing the blood chemistries and removing toxins from the blood. Historically, hyperthermia has been successfully used for the treatment of the symptoms of certain types of cancer.

Although other entities have experimented with the use of WBH , one significant problem has been the safe delivery of the procedure. IDT and HemoCleanse believe that the improvements inherent to their delivery system increase the safety of the procedure. Through the use of the BioLogic -HT and sorbent chemicals, the patient's blood chemicals are kept in balance and toxins are removed. The delivery system also combines the use of a tubular heat exchanger, various probes and catheters, heated anterior and posterior blankets, and monitors. As a result, IDT and HemoCleanse believe that they have taken a significant step towards the creation of a safe delivery system. Although there can be no assurances that the delivery system is safe for all humans, clinical trials to date have confirmed that the humans tested were able to safely tolerate one hour of whole-body hyperthermia at a temperature of 40 to 42 degrees centigrade.

IDT has conducted a series of clinical trials to date using the BioLogic -HT. Preliminary non-human trials were conducted both outside the United States and inside the United States at a university-affiliated facility. Initial human trials were conducted outside the United States in November 1993.

In March 1994, IDT , as sponsor, and HemoCleanse received conditional approval of an investigational device exemption (" IDE ") application from the FDA, which indicated that the approval was based upon public health concerns and the urgency of treating patients with AIDS. The IDE permitted the WBH Companies to conduct a feasibility study for the treatment of six human patients who were randomized into two treatment groups (the control group was treated at 40 degrees centigrade, and the tested group was treated at 42 degrees centigrade) for a single treatment of each patient.

In July 1994, IDT and HemoCleanse conducted the procedures approved in connection with its IDE at St. Elizabeth Hospital Medical Center in Lafayette, Indiana. Each AIDS patient involved in the randomized study was the subject of a one-hour WBH treatment; three were treated at 40 degrees centigrade (the control group) and three were treated at 42 degrees centigrade (the treated group). Although some of the patients were severely immune suppressed and ranged in age from 27 years to 50 years, all of the patients tolerated the procedure, which supports the WBH Companies' contention that whole body extracorporeal hyperthermia can be safely administered using the BioLogic-HT system.

In August 1994, the WBH Companies received preliminary results from its July trials, which indicated that the BioLogic-HT System used in the trials was successful in delivering safe hyperthermia treatments. Once the data was fully analyzed by HemoCleanse 's scientists, additional conclusions were reached.
Not only did the data indicate that the treatment could be delivered safely, but also that preliminary data shows an initial favorable effect on HIV status as well as Kaposi's Sarcoma.

The results of the July 1994 trials encouraged the WBH Companies to request that the FDA continue and expand the IDE study. In December 1994, the WBH Companies received FDA approval to conduct expanded clinical trials on thirty patients. The first group of ten patients was treated at 42 degrees centigrade for one hour, with an identical treatment four days later. The second group of ten patients was treated at 40 degrees centigrade for one hour, with an identical treatment four days later. The third group of ten patients, the control group, received no WBH treatment.

In February 1995, the WBH Companies began the expanded clinical trials on the first fifteen patients at St. Elizabeth Hospital Medical Center in Lafayette, Indiana. The second group of fifteen patients were the subjects of an identical set of trials conducted in May 1995. The results of the trials caused the scientists to conclude that two successive high temperature WBH treatments are generally safe in subjects with advanced HIV disease, and result in positive changes in surrogate markers and clinical status; however in order to establish statistical significance, additional trials must be conducted.

During June and July of 1996, with FDA approval, the WBH Companies treated a non-randomized group of HIV patients who participated in the 1995 Phase II Study as either control patients or those who received WBH treatments with the BioLogic-HT System. The follow-up on this six-month study will conclude in early 1997.

The WBH Companies have also received FDA approval to conduct an expanded Phase II Study with 60 HIV patients, with 30 control patients and 30 treated patients. These studies will be conducted at a hospital in Miami, Florida, and are expected to commence in 1997.

During 1996, the WBH Companies decided to pursue the use of WBH in the treatment of cancer, which was one of its original uses. After the completion of trials at the University of Texas Medical Branch, IDT worked with the University of Texas to develop a protocol to study the impact of WBH on mestastic non-small cell lung cancer. That protocol has led to the FDA s first ever approval of a feasibility study on the treatment pursuant to an IDE application.

In October 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia (which has been assigned to IDT ) had been issued. In July 1995, a Continuation in Part Patent, which included the BioLogic -HT System, filed by IDT for the Specialized Perfusion Protocol for WBH was allowed, and the patent was granted on December 19, 1995.

During 1995, the Company added two members to its Medical and Scientific Advisory Board: Dr. Moon H. Lee, Ph.D., a researcher at Harbor- UCLA Medical Center who specializes in HIV-related research; and Dr. Peter M. Schick, an oncologic surgeon and founder of Westside Research Foundation, a California-based foundation created to find treatments for HIV. Drs. Lee and Schick join Drs. Steinhart , Yatvin and Ash, the original members of the Advisory Board. Corklin R. Steinhart , M.D., Ph.D., is the medical director of special immunology services at Mercy Hospital in Miami, Florida; Milton B. Yatvin , Ph.D., is a professor in the Radiation & Thermal Biology Division, Department of Radiation Oncology at Oregon Health Sciences University in Portland, Oregon, and Stephen R. Ash, M.D., F.A.C.P., is the Chairman of the Board and Director of Research and Development of HemoCleanse .

IDT is continuing to pursue its marketing efforts for the BioLogic -HT System's use in Europe in the treatment of both HIV and cancer.

The Company has expensed approximately $7,263,000 on this project through December 31, 1996, which includes the Company's acquisition of HemoCleanse common stock, via a purchase of common stock and the conversion of a loan into common stock.

Functional Electrical Stimulators

In 1990, BICO began manufacturing functional electrical stimulators , also referred to as implantable receiver stimulators ("IRS Devices") for Case Western Reserve University in Cleveland, Ohio ("Case Western") pursuant to a $378,000 contract with the Department of Veterans Affairs. The stimulators , which are implanted under the skin, are used to assist individuals disabled as a result of spinal cord injury, stroke, head injury, multiple sclerosis and other neurological disorders by using low levels of electrical stimulation to activate nerves and muscles to function in a specific manner. The IRS Device manufactured by BICO is an implantable device similar to a pacemaker, which is surgically implanted in the chest or abdomen, and acts to replace a damaged or severed nerve and stimulates muscles of the arm or leg to restore hand grasping, arm movement, walking or standing. The implanted device works in concert with a control stick and transmitting coil which are worn on the torso, and an electronic unit which is carried on the wheelchair.

Other contracts which aggregated an additional $904,000 were received beginning in 1992 and continuing through 1994 from Case Western, the Department of Veterans Affairs, and implanting hospitals for devices which were being used in the university's FDA-approved clinical studies.

In late 1994, NeuroControl Corporation in Cleveland, Ohio ("NeuroControl") acquired the rights to Case Western's IRS Devices. In February 1995, NeuroControl awarded BICO a $2.2 million contract to build IRS Devices which would be used during the completion of clinical studies and into the commercialization phase of the device. The new contract originally called for the first installment of devices to be delivered over approximately a two-year period beginning in October 1995, with the remaining devices to be delivered in accordance with a schedule to be negotiated. Because of component supply problems, delivery on the initial installment of devices was delayed until March 1996. The contract also calls for good-faith negotiations to conclude a long-term (ten-year) supply agreement for IRS Device implants by March 1, 1997. NeuroControl submitted a Pre-Market Approval ("PMA") application in October 1995 to the FDA to market the IRS Devices. The application was complete except for the manufacturing section which was submitted in December 1996. In addition to the contract for the devices, NeuroControl has placed several purchase orders with BICO for ancillary items and services.

When Case Western transitioned its rights to the IRS Devices, scientists and engineers there began a new stimulator development program for a device referred to as an Implantable Stimulator Telemeter ("IST"). The device stimulates in a manner similar to the IRS Device, but has built into it a wide range of other capabilities. BICO has been awarded several small contracts for development of components for this device and is currently fabricating IST devices for clinical trials being conducted by Case Western.

Other Projects
--------------
Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORT Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORT offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. BICO anticipates that the device will bear a cost of approximately $375 per unit, and marketing is planned for the second quarter of 1997.

Through its subsidiary, Coraflex Inc. (" Coraflex "), BICO is engaged in the development of a polyurethane heart valve which management believes may not have the disadvantages of the mechanical and bioprosthetic valves currently being marketed. The Coraflex valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. The polyurethane used in the construction of the heart valve is believed by BICO to exhibit strength and fatigue resistance which compare favorably with that of other materials used for prosthetic valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflex valve to date has demonstrated superior fatigue resistance and flow characteristics relative to the currently available bioprosthetic and mechanical devices, respectively. Additional development and testing must be conducted by BICO prior to its making an application to the FDA for approval to begin clinical testing in humans. BICO will need additional financing to complete clinical testing of the valve and to begin production. No assurances can be made that BICO will receive the necessary funding to complete testing, will receive FDA-marketing approval, will be able to produce and sell the valve, or that the valve will be commercially viable.

BICO also has developed technology for other implantable devices, such as hemodialysis ports, implantable insulin dispensers and rate-adaptive pacemakers. BICO received patents on its hemodialysis port and rate-adaptive pacemaker in 1990. Because BICO 's management decided to focus most of the Company's resources on the research and development of the Noninvasive Glucose Sensor, little progress was made on these projects. Consequently, some of these devices are in a very preliminary stage of development, and it is unclear at this time whether their development will be pursued or completed.

Barnacle Ban

In November 1993, BICO acquired the rights to a specialized paint, as well as the rights to the name Barnacle Ban pursuant to a patent and trademark license agreement with its inventor. In 1995, the Company applied for trademark protection for the name HotBottom Paint, a barrier coat primer and antifouling paint which received approval for registration from the EPA in July 1995. Barnacle Ban's paint is designed to repel zebra mussels and other related marine life from the surfaces of ships, pipelines and other objects which function under water. Because the accumulation of marine life on surfaces such as pipes and ships have caused significant problems for entities such as water authorities, utility companies, and naval operations, the Company believes that there is a potential market for this product. The Company is continuing the testing and enhancement of the product; manufacturing of the product began in 1994.

Marketing efforts on the Company's paint products have continued, and the Company is marketing the products from its Pittsburgh, PA and Gaithersburg, MD offices. In July 1996, the Company announced that it had entered into a five-year exclusive distribution agreement with Pleasure Cove Marina, which is located in Maryland, for Maryland, Virginia, Delaware and the District of Columbia; the agreement contains an agreed-upon minimum purchase requirement.

The trademark and license agreement covers the patents, both granted and pending, to the paint and its application. The agreement sets forth terms which include the minimum payment, in the form of royalties and fees, of $32,500 for the first year, $30,000 for the second year, $42,000 for the third year, $54,000 for the fourth year and $66,000 for the fifth and each successive year. These payments will be minimum royalty payments on six percent (6%) of net sales of the product, plus thirty percent (30%) of all payments received from any sublicensees . The Company has spent approximately $1,738,000 on this project through December 31, 1996.

The information set forth herein regarding BICO 's projects is of a summary nature, and the status of each project is subject to constant change. There can be no assurances as to the completion or success of any project.

Net Sales
---------

From 1993-1996 all significant revenues were generated from FES contracts (See, "BUSINESS - Functional Electrical Stimulators ").

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

PRODUCT IMPROVEMENT

The Company continues to develop and improve its products, including its Noninvasive Glucose Sensor, PRP, and HotBottom Paint.

The Company has phased out its pacemaker product line and does not intend to expend any additional funds for improvements to any products formerly marketed.

MARKETING AND DISTRIBUTION

Petrol Rem began marketing of its bioremediation product, PRP , in mid-1993, and is now sold in quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia. In addition, the Barnacle Ban HotBottom Paint product is currently being manufactured and marketed.
These projections are based on management's belief, as to which there can be no assurances, that the development and manufacture of those products will continue to proceed successfully and on schedule.


PATENTS, TRADEMARKS AND LICENSES

The Company owns patents on certain of its products and files applications to obtain patents on new inventions when practical. Additionally, the Company endeavors to obtain licenses from others as it deems necessary to conduct its business.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although BICO , Diasense and their affiliates take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

Noninvasive Glucose Sensor

Diasense owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" (the "Patent") which covers certain aspects of a process for measuring blood glucose levels noninvasively . Such Patent was awarded to BICO 's research team in December 1991 and was sold to Diasense pursuant to a Purchase Agreement dated November 18, 1991 (See, " Intercompany Agreements"). The Patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If marketing of a product made under the Patent is delayed by clinical testing or regulatory review, an extension of the term of the Patent may be obtained. Diasense 's Patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasense has filed corresponding patent applications in a number of foreign countries.

A second patent application was filed by BICO in December 1992, which was assigned to Diasense . This second patent contained new claims which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995. In May 1993, four additional patent applications were filed by BICO 's research teams related to the methods, measurement and noninvasive determination of analyte concentrations in blood.

As of February 1997, a total of five patents have been issued, all of which have been assigned to Diasense . Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

BICO 's research team continues to file patent applications, provisional patent applications, some of which are being converted into " PCTs " (Patent Cooperative Treaty) which reflect the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasense or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by Diasense to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require Diasense to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although Diasense and BICO take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company has registered the name Diasensor for use in connection with the Diasensor models. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

Whole-Body Hyperthermia

In September 1992, a research team funded by the Company applied for a protocol and domestic patent in connection with the use of hyperthermia and the treatment of blood in HIV-positive patients; the patent has been assigned to IDT. The protocol was approved in October 1992. In October 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia had been issued. A Continuation in Part, which included the BioLogic -HT System was filed by IDT , and the patent was issued in December 1995. The patent, which is also the subject of foreign filings, is entitled "Specialized Perfusion Protocol for Whole-Body Hyperthermia", contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 degrees centigrade (See, "BUSINESS - Whole-Body Extracorporeal Hyperthermia").


Implantable Technology

During 1995, the Company renewed its U.S. trademark registration for the name Coraflex , which was originally granted in 1988. The Company has also obtained trademark registration for the name theraPORT (See, "BUSINESS - Implantable Technology).

In October, 1996, a patent was issued for the Company s heart valve product. A Continuation in Part has been filed in connection with the Company s method of making the heart valve.


Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRP , BIO-SOK , BIO-BOOM , and Oil Buster (See, "BUSINESS - Bioremediation ").

Marine Anti-Fouling Paint

In 1993, the Company acquired the rights to certain patents, both issued and pending, in connection with its Barnacle Ban project. A patent was issued on July 13, 1993 for a marine organism repellant and its application. A Continuation-In-Part Patent application is pending. The Company also filed patent applications in various foreign countries in November 1993, all of which
are pending.   The Company has filed for trademark authorization for the
product names Barnacle Ban and HotBottom for the anti-fouling paint. In July 1995, the EPA approved the registration of HotBottom Paint (See, "BUSINESS - Barnacle Ban").

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

The Company's present product liability insurance coverage is $1,000,000 in the aggregate, which management considers to be a sufficient amount due to the Company's discontinuance of sales and potential exposure to liability.

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

Noninvasive Glucose Sensor

The Noninvasive Glucose Sensor will compete with existing invasive glucose sensors. Although the Company believes that the features of the Noninvasive Glucose Sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, there can be no assurance that the Noninvasive Glucose Sensor will compete successfully. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer Laboratories, Inc., Boehringer Mannheim Diagnostics, and Lifescan (an affiliate of Johnson & Johnson).

Such companies have established marketing and sales forces, and represent established entities in the industry. Certain of the Company's competitors (including their corporate or joint venture partners or affiliates) currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than Diasense , and may have other competitive advantages over Diasense (based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty). Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products (or otherwise make them more price competitive) so as to enhance their marketing competitiveness relative to the Company's Noninvasive Glucose Sensor. Accordingly, there can be no assurance that the product, or Diasense as marketer for the Noninvasive Glucose Sensor, will be able to compete favorably with such competition.

In addition to the invasive glucose sensors discussed above, there exist invasive sensors, such as the Yellow Springs Sensor (the "Clinical Sensors") which the Company believes achieve accuracy levels within 10 minutes which are within plus or minus 3% of actual glucose levels. The Company will also compete with this technology, which is relatively non-portable and bears a price of approximately $8,000. The Clinical Sensors are presently used almost exclusively by hospitals and other institutions, and, like all invasive sensors, still require repeated blood samples. It is anticipated that the Company will also face competition from the Clinical Sensors, at least in some markets. For example, certain institutions that might otherwise purchase Diasense 's products may decide to continue to use the Clinical Sensors, whether due to the superior accuracy levels of that sensor or institutional or historical bias, despite what Diasense believes will be the superior convenience and cost factors of the Noninvasive Glucose Sensor.

At this time, the Company estimates that the anticipated selling price of the Diasensor 1000 will range from $7,950 to $8,500, depending upon the country in which it is sold and other factors; such estimate is subject to change as the FDA process continues. Such price will be a factor in the Company's ability to compete with other available technology.

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

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following: Sandia National Laboratories ("Sandia"), which is working with the University of New Mexico, Futrex , Inc. (" Futrex "), Abbott Laboratories ( Abbott ) and Cygnus, Inc. ("Cygnus"). Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

Sandia, which is funded by the U.S. Department of Energy and administered by AT&T, has publicly reported that it has developed a noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. In May 1993, Sandia disclosed that it entered into agreements with Rio Grande Medical Technologies, Inc. ("Rio Grande"), transferring certain rights and patents relating to a noninvasive glucose sensor, and that Rio Grande was seeking financing to develop the technology. In November 1994, a representative of Sandia publicly stated that their research and development still required no less than two years to perfect the device. The Company is not aware of Sandia's commencement of clinical trials through IRBs which would satisfy FDA approval requirements. Futrex , which has been granted four patents relating to the noninvasive detection of glucose, conducted unsuccessful clinical trials in 1991. Futrex conducted additional clinical trials, and has disclosed in August 1995 IPO filings with the SEC that it plans to file a 510(k) Notification with the FDA for its device in the fourth quarter of 1995; however, media reports indicate that Futrex and its founder are now the subject of a federal court suit initiated by the SEC, which could have a significant negative impact on Futrex 's future. Abbott, which acquired Medisense , Inc. (the leading manufacturer of portable invasive blood glucose monitors) in 1996, signed a research and development agreement with SpectRX for a painless, bloodless technology for monitoring glucose. This procedure, which is still invasive, utilizes inerstitial fluid using a proprietary technology to create a micropore in the outer layer of skin; similar technology is also being developed by Integ , Inc, which is called the Lifeguard System. Clinical trials on this technology are continuing. Cygnus has disclosed that it is developing a " GlucoWatch ", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, which has signed pacts with several large pharmaceutical companies, recently disclosed that it will not be prepared to take its product to the FDA until 1998.

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

GOVERNMENT REGULATIONS

Since most of the Company's products are "medical devices" as defined by the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), they are subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA can subject the Company to inspections of its facilities and operations and may also audit its record keeping procedures at any time. The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO 's manufacturing processes and maintenance of certain records.

In March 1993, the FDA announced that it intends to take steps to enhance its review and approval procedures and guidelines relating to the testing of medical devices, including imposing a higher standard of proof on medical devices that might pose potential health risks. BICO is unable to determine at this time whether such action may have a material adverse effect on the approval by the FDA of the Noninvasive Glucose Sensor, the WBH delivery system, any other product, or on BICO 's business generally. The extent of federal, state, local or foreign governmental regulations that might result from any future legislation or administrative action, and the impact of any such action on BICO 's products or business, cannot be accurately determined.

Future sales of BICO 's products may also be affected by the Clinical Laboratory Improvement Amendments of 1988 (" CLIA "), which are intended to assure the quality and reliability of all medical testing in the United States, regardless of where the testing is performed. Regulations to implement CLIA became effective in 1992, and, accordingly, the current or future impact of such regulations on Diasense 's products cannot fully be determined at this
time.    These regulations affect previously unregulated testing markets, including physician office laboratories and small volume test sites. These market segments may be discouraged from initiating, continuing or expanding patient testing as a result of CLIA . There can be no assurance that the regulations will not have an effect on the potential uses for the Noninvasive Glucose Sensor, the WBH delivery system, or any other product, with a resulting impact on its potential markets.


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

The 510(k) Notification filed by the Company for the Diasensor 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: ( i ) whether the device has the same "intended use" as an existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre- market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

Diasense 's products may also be subject to foreign regulatory approval prior to any sales.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO 's manufacturing processes and maintenance of certain records.


Whole-Body Extracorporeal Hyperthermia

HemoCleanse has received FDA approval of its Form 510(k) Notification in connection with the use of the BioLogic - DT model, which is used in drug detoxification procedures. However, the 510(k) Notification process, which is intended to be a shorter, less complex FDA procedure as compared to a full Pre-Market Approval process, may not be available for the BioLogic -HT model, which is used in the hyperthermia project. The WBH Companies are continuing to hold discussions with the FDA regarding the number of patients which must be treated with the BioLogic -HT model before the FDA will accept an application to market the delivery system in the U.S., and the WBH Companies have retained a biostatistician to assist them in making that determination. The Company believes, based on the federal government's statements regarding the priority treatment to be afforded to drugs and procedures in connection with the treatment of HIV and AIDS, that its FDA application, in whatever form, may receive expedited review. If either a Pre-Market Approval application or a 510(k) Notification is approved by the FDA, it would allow IDT , via the License Agreement, to market the BioLogic-HT device.

Although the federal government has publicly stated that experimental drugs and procedures in connection with the treatment of HIV will receive priority treatment, there can be no assurances that any future 510(k) Notifications, Pre- Market Approval applications, or IDEs will obtain FDA approval. Without FDA approval, the delivery system cannot be used or marketed in the United States.


Bioremediation

The Company's bioremediation project will be supervised by NETAC , a private group endorsed and supervised by the EPA and the Pennsylvania Department of Environmental Resources. In addition, each state in which the bioremediation products are used will apply its own environmental regulations to the use and sale of the products.

Pacemakers

The Company is subject to NRC regulations in connection with all of its isotopically-powered pacemakers and the storage of nuclear materials at its Indiana facility. The Company maintains a renewable license to continue storing and handling such pacemakers in order to satisfy warranty claims.

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


HUMAN RESOURCES

As of December 31, 1996, the Company had 165 full-time employees who were located primarily in either the Indiana or Pittsburgh locations. The Company offers employee benefits which include group life, health, and disability insurance, and the option to participate in a 401(k) plan. The Company believes that its relations with its employees are good.

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

As of December 31, 1996, in addition to BICO 's full-time employees, its subsidiaries IDT had three full-time employees; Barnacle Ban had eleven full-time employees; Diasense had three full-time employees; and Petrol Rem
had eleven full-time employees.   No employees of any of the companies are
currently represented by a collective bargaining unit.


Item 2. Properties
-------------------
The Company's research and development operations are located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, Pennsylvania. This facility contains sufficient additional space to accommodate the Company's projected operations through 1997, except for its manufacturing space which is described below. The building is leased by the Company from the 300 Indian Springs Road Real Estate Partnership (the "Partnership"). The lease period is 20 years and runs concurrently for ten years with a mortgage arranged by the Partnership at a stated amount of rent. At the end of ten years, the amount of rent paid by the Company is subject to renegotiation, based on refinancing of a balloon payment due on the mortgage,
unless the mortgage has been satisfied by the Partnership.   In addition to
rent, the Company pays all taxes, utilities, insurance, and other expenses related to its operations at that location (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

In September 1992, BICO entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 22,500 square feet of space which BICO plans to use for the manufacture of the Noninvasive Glucose Sensor, once
developed.   The facility, comprised of 22,500 square feet, has been
reconfigured to BICO 's specifications, and the machinery and equipment necessary to manufacture have been ordered. In addition, the Company has made arrangements with Indiana County Commerce Park, the location of the manufacturing facility, for an additional 32,250 square feet of manufacturing space.

BICO also leases office space at various locations in Pennsylvania and Maryland for its administrative and sales offices, as well as manufacturing space for such operations.

Item 3.  Legal Proceedings
--------------------------
In May 1996, BICO and Diasense , along with BICO 's individual directors, was served with a federal class action lawsuit based on alleged violations of federal securities laws. The Companies have filed a Motion to Dismiss the suit and are aggressively defending against it. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

In June, 1996, a shareholders derivative suit was filed against the directors of BICO in Pennsylvania state court. The suit makes claims that directors
breached their fiduciary duties to the shareholders.   The directors  counsel
is challenging the suitability of the named plaintiff to bring such a suit. Because the Company itself is not a party to the suit, it is not expected that BICO will be adversely affected.

A suit against Petrol Rem was filed in federal court in New Jersey in June, 1996. The suit alleges patent infringement in connection with one of Petrol Rem s products. The Company denies that any infringement has occurred, and is vigorously opposing the suit.

The Company was one of several named defendants in a lawsuit filed in connection with one of its pacemakers. The suit was initiated in Indiana state court by an individual who is the administrator of an estate. All claims against the Company were withdrawn or dismissed during 1996.

In November, 1994, BICO 's counsel was notified by the staff of the Philadelphia office of the U.S. Securities and Exchange Commission (the "SEC") that the SEC had decided to discontinue its investigation of BICO , its officers and directors. The SEC concluded its informal investigation, which was originally initiated in mid-1991, and determined that no enforcement action was necessary.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol " BICO " and is also reported under the symbol " BIOCNTRL TEC ". On March 3, 1997 the closing price for the common stock of the Company as reported by NASDAQ was $.906. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the common stock of the Company during the calendar periods indicated, through December 31, 1996, as reported by NASDAQ:

     Calendar Year and Quarter          High           Low

     1994 First Quarter                4.500           2.563
          Second Quarter               3.125           2.375
          Third Quarter                2.969           2.125
          Fourth Quarter               3.063           1.438

     1995 First Quarter                2.719           1.500
          Second Quarter               4.689           2.375
          Third Quarter                4.125           3.000
          Fourth Quarter               6.438           2.688

     1996 First Quarter                3.9375          1.500
          Second Quarter               3.0625          1.406
          Third Quarter                2.969           1.625
          Fourth Quarter               2.4375           .656


As of December 31, 1996 the Company had approximately 29,000 holders, including those who hold in street name, for its common stock and no holders of record for its preferred stock.

Nasdaq has announced plans to revise its requirements for companies listed on its Small-Cap market. Such requirements, which will include a minimum trading price of $1.00, may limit the Company s option to trade on Nasdaq.

Employment Agreement Provisions Related to Changes in Control

BICO has entered into agreements (the "Agreements") with Fred E. Cooper, David
L. Purdy , Anthony J. Feola , Glenn Keeling, and two non-executive officer employees. The Agreements provide that in the event of a "change of control" of BICO , BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy ; four percent (4%) to Mr. Feola ; three percent (3%) to Mr. Keeling; and two percent (2%) each to the two non-executive officer employees. In general, a "change of control" is deemed to occur for purposes of the Agreement: ( i ) when 20% or more of BICO 's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO 's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "MANAGEMENT - Employment Agreements").

Item 6.  Selected Financial Data
--------------------------------

                         YEARS ENDED DECEMBER 31st




                       1996         1995        1994        1993        1992


Ttl Assets  $14,543,991     $9,074,669    $6,375,778   $2,995,334   $2,920,277

Long-Term
Obligations  $2,669,727       $175,330      $163,201     $104,917           $0

Working Cap  $1,785,576     $3,188,246    $2,612,884   $1,112,541   $1,144,891

Preferred Stk        $0        $37,900       $54,900      $54,900      $54,900

Net Sales       $597,592      $461,257      $184,507      $54,000     $199,620

TTL Revenue     $776,727      $755,991      $481,453     $134,329     $313,348

Warrant Exts  $9,175,375   $12,523,220            $0           $0           $0

Benefit (Provision)
for Income Taxes      $0            $0            $0           $0     $157,855

Net Loss    ($22,395,702) ($29,420,345) ($11,672,123) ($7,855,998) ($3,068,048)

Net Loss per
Common Share       ($.53)        ($.84)        ($.43)       ($.45)       ($.23)


Cash Dividends per share:
     Preferred        $0            $0            $0           $0           $0
     Common           $0            $0            $0           $0           $0



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
The following is a summary of the more detailed information set forth in the financial statements attached hereto. Data from all year-end periods are from the Company's Audited Financial Statements.

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense 's outstanding common stock for BICO common stock, the transaction is subject to the approval of the shareholders of the Companies, and the terms have not been finalized. As of the date of this document, the Companies were still functioning as two different corporations; such status is reflected in the discussions set forth herein.

Forward-Looking Statements

In addition to other sections of this report, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.


Liquidity and Capital Resources
--------------------------------
Working capital was $1,785,576 at December 31, 1996, as compared to $3,188,246 at December 31, 1995, and $2,612,884 at December 31, 1994. Working Capital fluctuations are due primarily to the varied capital-raising efforts of the Company and its affiliate Diasense , which aggregated approximately $21,600,000 in 1996; $19,275,000 in 1995; and $14,910,000 in 1994, as well as an increase in inventory from $1,660,139 as of December 31, 1995 to $3,340,120 as of December 31, 1996.

Cash increased to $3,802,874 at December 31, 1996 from $3,204,501 at December 31, 1995, a decrease from $3,315,846 at December 31, 1994. These changes were attributable to the following factors. The Company s sales of its securities raised funds aggregating $21,600,000 during 1996 as compared to $19,275,000 during 1995. During those periods, the Company s cash flows used by operating activities aggregated $19,972,000 and $16,891,000, respectively. During 1996, such activities included a $1.6 million increase in inventory and an $800,000 decrease in accounts payable, which consisted primarily of costs incurred for the research and manufacturing build-up of the noninvasive glucose sensor. In addition, the Company recorded a $9 million charge against operations due to warrant extensions by the Company and its subsidiary in 1996, and a similar $12.5 million charge in 1995; no such charges were recorded in 1994 (See, Note J to the Financial Statements). The Company s cash flows used by investing activities aggregated $1 million in 1996 as compared to $2.7 million in 1995. The primary difference in such activities was a decrease in property, plant and equipment investments of $500,000 and the absence of over $1 million in provisions for potential losses in notes receivable which was recorded in 1995, but not 1996. The Company s accounts receivable decreased by $104,000 from 1995 to 1996 due primarily to a $200,000 allowance for doubtful accounts which was recognized in 1996 and not in 1995.

The Company s current liabilities increased by $3.7 million from 1995 to 1996. This increase was due primarily to the Company s issuance of convertible debentures aggregating $6.6 million in 1996 as part of its capital-raising efforts, $4.6 million of which were outstanding as of December 31, 1996.

During 1996, the Company incurred $2.6 million in capital leases in connection with the lease of two buildings used for the manufacture of the Diasensor 1000, the current portion of which was $49,000 at year end (See, Note H to the Financial Statements).

The Company continued to fund operations mostly from sales of its securities. During 1996, the Company redeemed its prior class of preferred stock; sold 20,000 shares of its Series A convertible preferred stock; sold 7.8 million shares of its common stock; and issued $6.6 million in subordinated convertible debentures. Net proceeds from these sales aggregated approximately $21.6
million.   All convertible securities contain mandatory conversion provisions which expire at various dates during 1997 and require a minimum 90-day holding period prior to conversion.

On February 15, 1993, BICO exercised its option with Joseph Resnick to enter into an agreement regarding the acquisition of developmental and marketing rights to the bioremediation product PRP , and other biological remediation products and inventions. Payments aggregate a minimum of $120,000 per year through 2001. Petrol Rem has also entered into an employment agreement with Mr. Resnick , which paid him a salary of $42,500 in 1996.

Due to the Company's current limited sources of revenue, the Company plans to seek additional financing which will be used to finance development of, and to proceed to manufacture, the Noninvasive Glucose Sensor and to complete the
development of its other projects.   No assurances are made as to the
availability of any such financing (See, "BUSINESS").

The Company's products are at various stages of development and will require additional funding for completion. This paragraph summarizes the Company's estimates as to the aggregate amounts needed to complete each project, assuming continued testing and development is successful. The Company may choose to discontinue any of its projects at any time if research and development efforts indicate that continuation would be inadvisable. The Diasensor 1000 has been submitted to the FDA for marketing approval and the Diasensor 2000 is in the pre- clinical trial stage of development. At this time, the Company estimates that approximately $500,000 will be required to complete the FDA approval process, although, due to the uncertainty of the FDA approval process, the Company can make no assurances that such estimate is accurate. In addition, the Company estimates that approximately $1.1 million will be required to complete the renovations to the Company's expanded manufacturing facility in order to manufacture the Noninvasive Glucose Sensor; additional funds may be
needed to purchase equipment as demand dictates.   The Company anticipates that
an additional $1.5 million will be used for inventory build-up and work-in-progress. The Company cannot estimate the amount required to complete the hyperthermia project because of the continuous expansion of its uses and the uncertainty regarding the timing of its commercialization.

The Company currently has a commitment for capital leases on certain of its capital equipment and future commitments for new capital expenditures will be required to continue the Company's efforts in research and development, and to manufacture and market its existing products and any other products it may develop.

As of March, 1997, the Company estimates that its short-term liquidity needs will be met from currently available funds. The Company estimates that such funds will be sufficient to complete the research and development stage of the Noninvasive Glucose Sensor, to complete the FDA approval process, and to begin marketing the device. The Company anticipates that it will finance those expenses with existing funds, as well as funds raised through the sales of its securities and from the other sources of funds described herein. The Company has a history of successful capital-raising efforts; since 1989, and through December 1996, BICO and its affiliate Diasense have raised over $80,000,000 in private and public offerings alone. Those funds were supplemented by the Company's receipt of over $1,318,000 as a result of the exercise of warrants and options from 1993-1996.

Management also expects to meet a portion of its short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis, as described herein. During 1994, 1995 and 1996, the Company was awarded contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Such contracts generated revenues of $177,259, $168,461 and $508,561 in 1994, 1995 and 1996, respectively. In February, 1995, the Company was awarded an additional contract for $2.2 million in connection with its manufacturing project (See, "BUSINESS").

Pursuant to a Research and Development Agreement (the "R&D Agreement") Diasense is obligated to pay BICO for its work to develop the Noninvasive Glucose Sensor. During 1995, both billings and payments pursuant to the R&D Agreement were suspended. In May, 1995, BICO agreed to accept 3,000,000 shares of Diasense common stock at an assigned value of $3.50 per share in return for a reduction of $10,500,000 in amounts due to BICO . As of December 31, 1995, all amounts due to BICO by Diasense pursuant to the R&D Agreement had been paid.

In view of BICO 's expenses resulting from its product development projects, and other factors discussed herein, as compared to BICO 's contract revenues, currently available funds, and established ability to raise capital in public and private markets, BICO estimates that it will meet its liquidity needs for a period of at least twelve months from December 31, 1996 from currently available funds, including those expected to be raised via additional sales of the Company's securities. This estimate is based, in part, upon the current absence of any extraordinary technological, regulatory or legal problems. Should such problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise the Company's estimates would require re-evaluation. There can be no assurances that despite the Company's good-faith efforts, its estimates will lead to accurate results.

The Company's long-term liquidity needs are expected to include working capital to fund manufacturing expenses for its products and continued research and development expenses for existing and future projects. Such needs are expected to be met from continued FES and IRS Device contract revenues, sales of its bioremediation products,

HotBottom paint, and, once production begins, the Noninvasive Glucose Sensor and other products. Delays in the development of the Company's products will result in increased needs for capital from other sources. The Company anticipates that such other sources will include continued sales of common stock, and investment partners such as venture capital funds and private investment groups. There can be no assurances given that adequate funds will be available. If the Company is unable to raise the funds necessary to fund the long-term expenses necessary to complete the development or manufacture of its products, the Company will be unable to continue its operations.

As described hereinabove , management believes the Company has sufficient liquidity to meet its projected expenditures on a short-term basis. Absent additional funding, the Company will have limited liquidity on a long-term basis. Moreover, many demands on liquidity, such as technological, regulatory or legal problems, could cause the Company's liquidity to be inadequate. At present, the Company does not have any additional sources of liquidity, including bank lines of credit. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, the PRP bioremediation product, HotBottom paint, and other new products. There can be no assurances that any such products will be successfully marketed or commercially viable.

Results of Operations
---------------------
In 1996, the Company's net sales increased to $597,592 from $461,257 in 1995 and $184,507 in 1994. The increase was due to an increase in the number of products produced pursuant to FES and IRS Device contracts. Of the total net sales, the Company had $508,561 in implantable device revenues in 1996 as compared to $168,461 in 1995 and $177,259 in 1994.

In 1996, 1995 and 1994, the Company received interest income in the amount of $176,478, $294,734, and $284,938, respectively. The fluctuation was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates.

In 1996, the Company's costs of products sold was $325,414 as compared to $198,542 in 1995 and $98,668 in 1994. The increase is primarily due to the Company's corresponding increases in product sales, and products produced pursuant to FES and IRS Device contracts.

The Company's research and development expenses were $8,742,922 in 1996, an increase from $7,649,678 in 1995, and $5,214,386 in 1994. The overall increase was due to the Company's receipt of funds pursuant to sales of stock, which funds were used primarily to finance the Company's accelerated efforts in the research and development of the Noninvasive Glucose Sensor, as well as the hyperthermia project.

In 1996, General and Administrative expenses were $9,465,693, a decrease from $11,117,107 in 1995 and an increase from $7,460,602 in 1994. The decrease was due to the reorganization of some manufacturing personnel to assist with the research and development of the Noninvasive Glucose Sensor. The prior year s increase was due to the hiring of additional personnel in connection with the Noninvasive Glucose Sensor project.

During 1996, the Company extended 351,482 warrants originally granted to certain officers, directors, employees and consultants in 1991, as compared to similar extension of 2,069,500 warrants in 1995. Because the exercise price of such warrants ($.25 to $.50) was lower than the market price of the common stock at the time of the extensions $604,342 was charged to operations during 1996, as compared to $7,228,220 in 1995. In addition, a similar charge of $8,571,033 in 1996 and $5,295,000 in 1995 was made by the Company's subsidiary, Diasense (See, "EXECUTIVE COMPENSATION" and Note J to the Financial Statements).

Interest expense on the Company's outstanding indebtedness was $133,460 in 1996 as compared to $17,048 in 1995, and $9,766 in 1994. The increase was due to an increase in capital leases and interest payment on the Company s subordinated debentures.

Income Taxes
------------
Due to the Company's net operating loss carried forward from previous years and its current year losses, no federal or state income taxes were required to be paid for the years 1987 through 1996. As of December 31, 1996, the Company and its subsidiaries, except for Diasense and Petrol Rem, had available net operating loss carryforwards for federal income tax purposes of approximately $43,800,000, which expire during the years 1997 through 2011 (See, Note K to the Financial Statements).


Supplemental Financial Information
----------------------------------
Subsequent to December 31, 1996, and through March 20, 1997, the Company issued convertible preferred stock and subordinated convertible debentures, which resulted in net proceeds to the Company of approximately $2,957,000.

On February 24, 1997, BICO s shareholders approved an increase in the number of authorized shares of common stock from 60,000,000 to 100,000,000 at a Special Shareholders Meeting convened for that purpose.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The Company's financial statements appear on pages F-1 through F-23 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
Effective January 25, 1995, upon a determination by the Board of Directors, the Company engaged Thompson Dugan , P.C. as its independent auditors and accountants to replace Grant Thornton LLP . Thompson Dugan , P.C. also serves as the independent auditors and accountants for Diasense , replacing Grant Thornton LLP . Neither company had any disagreements with Grant Thornton LLP or Thompson Dugan , P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The directors and executive officers of the Company are as follows:

Name               Age   Director Since      Position

David L. Purdy     68       1972         President, Chairman of the
                                         Board, Treasurer, Director

Fred E. Cooper     51       1989         Chief Executive Officer,
                                         Executive Vice President, Director

Anthony J. Feola   49       1990         Senior Vice President, Director

Glenn Keeling      46       1991         Vice President, Director
______________________________

DAVID L. PURDY , 68 is President, Chairman of the Board, Treasurer and a director of the Company. Mr. Purdy has been a director and Chairman of the Board since its organization in 1972 and is considered the organizer and founder of the Company; he devotes 60% of his time to the business of the Company, and 40% of his time to Diasense . He has also served as President of the Company from 1972 through December 1990, with the exception of five months in 1980, when he served as Chairman and full-time Program Director of the Company's implantable medicine dispensing device program with St. Jude Medical, Inc., and from October 1, 1987 through July 15, 1988, when he served as Chairman and Director of Research and Development for the Company. Prior to founding the Company, he was employed by various companies in the medical technology field, including Arco Medical, Inc. Mr. Purdy is also an officer and director of Diasense and Coraflex , and a director of Petrol Rem and IDT .

FRED E. COOPER, 51, is the Chief Executive Officer, Executive Vice President and a director of the Company; he devotes approximately 60% of his time to the business of the Company, including Petrol Rem and IDT , and 40% to Diasense . Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. In 1972, Mr. Cooper founded Cooper Leasing Corp., Pittsburgh,
Pennsylvania, a company specializing in equipment and venture financing.   Mr.
Cooper was appointed Chief Executive Officer in January 1990. He is also an officer and director of Diasense and Barnacle Ban, and a director of Petrol Rem, Coraflex and IDT .

ANTHONY J. FEOLA , 49, rejoined the Company as its Senior Vice President in April 1994, after serving as Diasense 's Vice President of Marketing and Sales from January 1992 until April 1994. Prior to January 1992, he was the Company's Vice President of Marketing and Sales. Prior to joining the Company in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh in 1989, and National Sales Manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director of the Company in February 1990, and also serves as a director of Diasense , Coraflex and Barnacle Ban. He is also the President, CEO and a director of Petrol Rem, and the Secretary/Treasurer and a director of IDT .

GLENN KEELING, 46, became a member of the Board of Directors in April 1991. Mr. Keeling currently is a full- time employee of BICO in the position of Vice President of Marketing; his primary responsibilities during 1994 and 1995 have been the management and operation of IDT 's Whole-Body Extracorporeal Hyperthermia project. From 1976 through 1991, he was a Vice President in charge of new business development at Equitable Financial Management, Inc., a regional equipment lessor specializing in export leasing and leasing of income producing equipment. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also President and a director of IDT. Pursuant to the disclosure requirements of Item 405 of Regulation S-K regarding timely filings required by Section 16(a) of the Securities and Exchange Act, the Company represents the following. Based solely on its review of copies of forms received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.


Item 11.  Executive Compensation
--------------------------------
The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 ( i ) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded be $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE
==============================================================================
     Annual Compensation                        | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1996  $300,000      $0        $0   |           0          $0
President,    1995  $300,000      $0        $0   |     820,000 (3)      $0
Treasurer (4) 1994  $250,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Fred E.       1996  $442,000      $0        $0   |           0          $0
Cooper,       1995  $330,000      $0        $0   |     575,000 (3)      $0
CEO (5)       1994  $260,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Anthony J.    1996  $300,000      $0        $0   |     350,000 (3)      $0
Feola , Sr.   1995  $250,000 $93,125        $0   |     200,000 (3)      $0
Vice Pres.(6) 1994  $133,333      $0        $0   |           0          $0
------------------------------------------------------------------------------
Glenn         1996  $200,000      $0        $0   |     100,000 (8)      $0
Keeling,      1995  $175,000      $0        $0   |           0          $0
VP (7)        1994  $150,000      $0        $0   |           0          $0
==============================================================================

(1) The Company does not currently have a Long-Term Incentive Plan (" LTIP "), and no payouts were made pursuant to any LTIP during the years 1996, 1995, or 1994. The Company did not award any restricted stock to the Named
     Executives during any year, including the years 1996, 1995 or 1994.    The
     Company did not award any warrants, options or Stock Appreciation Rights (" SARs ") to the Named Executives during the years ended December 31, 1996, 1995 or 1994; however, the Company did extend warrants owned by the Named Executives, which would have expired during 1995 and 1996 (See Note 3, below). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees. The Company currently has key-man life insurance for David L. Purdy and Fred E. Cooper in the amount of $1,000,000 each.

(2) During the year ended December 31, 1996, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits. The aggregate amount of all perquisite compensation was less than 10% of the total annual salary and bonus reported for each Named Executive.

(3) During 1995 and 1996, the Company extended warrants previously issued to the Named Executives which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock (See, "Option/Warrant/SAR Grants in Last Fiscal Year" Table).

(4) In November, 1994, Mr. Purdy 's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Purdy 's salary was increased by $50,000. In 1996, 1995 and 1994, Mr. Purdy was paid $100,000, $100,000 and $72,727 by Diasense .

(5) In November, 1994, Mr. Cooper's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). In addition, in 1996, 1995 and 1994, Mr. Cooper was paid $96,000, $40,000 and $30,000, respectively by both Petrol Rem and IDT , both of which are subsidiaries of BICO . In 1996, 1995, and 1994, Mr. Cooper was paid $150,000, $150,000 and $130,454 in salary and bonuses by Diasense , respectively.

(6) In April, 1994, Mr. Feola's employment agreement with Diasense was assigned to BICO when he left Diasense to rejoin BICO as its Senior
     Vice President. In November, 1994, Mr. Feola's employment agreement was renegotiated, provides for an annual salary of $200,000 and is effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1996 and 1995, Mr. Feola's salary was increased by $50,000 per year. In 1994, Mr. Feola was paid $116,667 by Diasense.

(7) In November, 1994, Mr. Keeling entered into an employment agreement with the Company which provides for an annual salary of $150,000 effective November 1, 1994 through October 31, 1999 (See, "Employment Agreements"). During 1996 and 1995, Mr. Keeling's salary was increased by $25,000 per year.

(8) On August 26, 1996, Mr. Keeling was granted warrants to purchase 100,000 shares of the Company s common stock at a price of $1.48 per share (the market price as of that date) until August 26, 2001.

               Option/Warrant/SAR Grants in Last Fiscal Year
=============================================================================
INDIVIDUAL GRANTS                            POTENTIAL REALIZED VALUE AT
                                             ASSUMED ANNUAL RATES OF STOCK
                                             PRICE APPRECIATION FOR OPTION TERM
_______________________________________________________________________________
    |           |Percentof|        |      |            |           |
    |Number of  |Total    |        |      |            |           |
    |Securities |Grantedto|Exercise|      |            |           |
    |Underlying |Employees|or Base |      |            |           |
    |Options/SAR|in Fiscal|Price   |Expire|            |           |
Name|Granted (#)|Year  (2)|($/Sh)  |Date  |   5% ($)   |  10% ($)  |  0% ($)
-------------------------------------------------------------------------------
Anthony J.        |       |      |        |            |           |
Feola   350,000(1)|53.7%  |$0.50 |10/11/99| $724,150(3)|$858,550(3)|$601,650(3)
-------------------------------------------------------------------------------
Glenn             |       |      |        |            |           |
Keeling 100,000(4)|15.3%  |$1.48 |08/26/01|  $40,900(5)| $90,300(5)|      $0(5)
===============================================================================

__________________________________________

(1) The warrants set forth in this row represent the warrants already held by the Named Executive which were extended by the Company during 1996. These warrants to purchase the Company's common stock were originally granted to the Named Executive in 1991 (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Although the warrants were not actually awarded during 1996, they are included in this Executive Compensation disclosure section because the exercise price of the warrants, which was not changed at the time of the extension, was less than the "market price" of the common stock at the time of the extension.

(2) For purposes of calculating these percentages, the total number of warrants granted or extended during 1996 was 651,482 which included 300,000 new grants in 1996, and extensions of 351,482 warrants originally granted in 1991.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of 1996 and the fair value of the Company's common stock price from the date of the extension until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth (the closing bid price on the date of the extension as reported by NASDAQ):


          STOCK PRICE ON        EXPIRATION
          DATE OF EXTENSION     DATE               5%          10%
          ----------------      ---------        ------       ------
          10/11/96: $2.219      10/11/99         $2.569       $2.953

     The foregoing values do not reflect appreciation actually realized by the Named Executive (See, "Option/Warrant/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/Warrant/SAR Value" Table, Below).

(4) Warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2001 were granted to the Named Executive on August 26, 1996.

(5) Potential realizable values reflect the difference between the warrant exercise price at the end of 1996 and the fair value of the Company's common stock price from the date of the grant until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth (the closing bid price on the date of the extension as reported by Nasdaq ):


          STOCK PRICE ON        EXPIRATION
          DATE OF EXTENSION     DATE               5%          10%
          ----------------      ---------        ------       ------
          08/26/96: $1.48       08/26/01         $1.889       $2.383

     The foregoing values do not reflect appreciation actually realized by the Named Executive (See, "Option/Warrant/SAR Exercises In Last Fiscal Year Table, Below).

AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE
=========================================================================
                                            Number of         Value of
                                            Securities        Unexercised
                                            Underlying        In-the-Money
                                            Unexercised       Options/SARs
                                            Options/SARs      FY-End ($)
                                            at FY-End (#)
           Shares           Value
           Acquired on      Realized ($)    Exercisable       Exercisable/
Name       Exercise (#)(1)    (2)           Unexerciseable(3) Unexercisable
--------------------------------------------------------------------------
David L.
Purdy            0            $0            820,000 (5)       $557,350
--------------------------------------------------------------------------
Fred E.
Cooper     100,000 (6)  $206,250 (7)        400,000 (8)       $275,000
--------------------------------------------------------------------------
Anthony J.
Feola            0            $0            550,000 (9)       $290,625
--------------------------------------------------------------------------
Glenn Keeling    0            $0            100,000 (10)      ($54,250)
==========================================================================
__________________

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

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the closing sales price of the Company's common stock on December 31, 1996 as reported by Nasdaq ($.9375).

(5) Includes warrants to purchase: 240,000 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); and 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998) (See, "Warrants").

(6) During the year ended December 31, 1996, Mr. Cooper exercised warrants to purchase 100,000 shares of common stock at $.25 per share.

(7) The closing sales price as reported by Nasdaq on April 23, 1996, the date of the warrant exercise set forth in note (6), was $2.3125.

(8) Includes warrants to purchase: 400,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) (See, "Warrants").

(9) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); 100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1998); and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11, 1999) (See, "Warrants").

(10) Includes warrants to purchase: 100,000 shares of common stock at $1.48 per share until August 26, 2001.

Employment Agreements
---------------------
BICO has entered into employment agreements (the "Agreements") with its Named Executives Fred E. Cooper, David L. Purdy , Anthony J. Feola and Glenn Keeling effective November 1, 1994, pursuant to which they are currently entitled to receive annual salaries of $250,000, $300,000, $300,000 and $200,000 respectively, which are subject to review and adjustment. The initial term of the Agreements with Messrs. Cooper and Purdy expires on October 31, 1999, and continues thereafter for additional three-year terms unless any of the parties give proper notice of non-renewal. The initial term of the Agreements with Messrs. Feola and Keeling expires on October 31, 1999, and continues thereafter for additional two-year terms unless either of the parties give proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of BICO , BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy ; four percent (4%) to Mr. Feola ; and three percent (3%) to Mr. Keeling. In general, a "change of control" is deemed to occur for purposes of the Agreements ( i ) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO 's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, in the event of a change in control within the term of the Agreements or within one year thereafter, Messrs. Cooper, Purdy , Feola and Keeling are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. BICO is also required to continue medical insurance coverage for Messrs. Cooper, Purdy , Feola and Keeling and their families during such periods. Such severance payments will terminate in the event of the employee's death.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The following table sets forth the indicated information as of December 31, 1996 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company, and all directors and executive officers of the Company as a group. The table excludes disclosure of entities such as Cede & Co. and other companies which would reflect the ownership of entities who hold stock on behalf of shareholders.

As of December 31, 1996, there were 49,213,790 shares of the Company's common stock outstanding. The first column sets forth the common stock currently owned by each person or group, excluding currently exercisable warrants for the purchase of common stock. The second column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1996 owned by each person or group, excluding exercisable warrants. The third column sets forth the total number of shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, plus common stock currently owned. The fourth column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1996 which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned, as set forth in the third column. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

                     Amount and Nature                              Percent of
Name and Address of   of Beneficial     Percent of  Ownership with  Class with
Beneficial Owner       Ownership(1)     Class (2)    Warrants (3)  Warrants(4)
-------------------  -----------------  ----------  --------------  -----------
David L. Purdy (5)       187,340            *        1,007,340(6)      2.0%
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper           676,200          1.4%       1,076,200(7)      2.2%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola         354,000             *         904,000(8)      1.8%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Glenn Keeling            138,500             *         238,500(9)      *
Building 2500, 2nd Floor
2275 Swallow Hill Road
Pittsburgh, PA 15220

All directors and      1,356,040          2.7%       3,226,040(10)     6.3%
executive officers
as a group (4 persons)
*Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of December 31, 1996.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1996. For computation purposes, the total number of shares of common stock outstanding as of December 31, 1996 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Does not include shares held by Mr. Purdy 's spouse or adult child. Mr. Purdy disclaims any beneficial interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 240,000 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998); and 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Purdy 's previous employment agreement. In addition, Mr. Purdy is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(7) Includes currently exercisable warrants to purchase the following: 400,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Cooper's previous employment agreement. Mr. Cooper s securities are held in joint name with his spouse. In addition, Mr. Cooper is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(8)  Includes currently exercisable warrants to purchase the following:
     100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1998); 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Feola 's previous employment agreement; and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11,
     1999).   Mr. Feola s securities are held in joint name with his spouse.
     In addition, Mr. Feola is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(9) Includes currently exercisable warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2001. Mr. Keeling s securities are held in joint name with his spouse. In addition, Mr. Keeling is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "MANAGEMENT - Employment Agreements").

(10) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

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

Employment Relationships
------------------------
The Board of Directors of the Company approved employment agreements on November 1, 1994 for its officers, David L. Purdy , Fred E. Cooper, Anthony J. Feola and Glenn Keeling. According to the terms of the agreements, Messrs. Purdy and Cooper currently receive annual salaries of $300,000 and $250,000. Mr. Feola currently receives an annual salary of $300,000, and Mr. Keeling currently receives an annual salary of $200,000 (See "Employment Agreements").

David L. Purdy , President, Treasurer and a director of the Company, is a director of Diasense , Coraflex , IDT , and Petrol Rem. He is also the chairman and Chief Scientist of Diasense , and the President and Treasurer of Coraflex . Mr. Purdy devotes 60% of his time to BICO , and 40% to Diasense . In addition to his salary paid by BICO , Mr. Purdy was paid $100,000 by Diasense in 1996. Fred E. Cooper, Chief Executive Officer, Executive Vice President and a director of the Company, is a director of Diasense , Coraflex , IDT , Petrol Rem, and Barnacle Ban. He is also the President of Diasense , Coraflex and Barnacle Ban. Mr. Cooper devotes approximately 60% of his time to BICO , Petrol Rem and IDT , and 40% to Diasense . In addition to his salary paid by BICO and its other subsidiaries, he was paid $150,000 by Diasense in 1996. Anthony J. Feola , Senior Vice President and a director of the Company, is also a director of Diasense, Coraflex, IDT, Petrol Rem, and Barnacle Ban. He is also the Secretary/Treasurer of IDT, and the President and CEO of Petrol
Rem.   Glenn Keeling, Vice President and a director of the Company, is also the
President and a director of IDT . Gary Keeling, the brother of Glenn Keeling, is an officer and director of Diasense . He has an employment contract with Diasense and was paid $125,000 in 1996.

Property
--------
Three of the Company's current executive officers and/or directors and two former directors of the Company are members of the nine-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased the Company's real estate in Indiana, Pennsylvania, and each has personally guaranteed the payment of lease obligations to the bank providing
the funding.   The five members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy , Fred E. Cooper, Glenn Keeling, Jack H. Onorato and C. Terry Adkins , each received warrants on June 29, 1990 to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995 (those warrants still outstanding as of the original expiration date were extended until June 29, 1998). Mr. Adkins , who was a director at the time of the transaction, resigned from the Board of Directors on March 30, 1992, and is currently an officer and director of Diasense . Mr. Keeling, who was not a director at the time of the transaction, joined the Board of Directors on May
3, 1991.   Mr. Onorato , who was not a director at the time of the transaction, was a BICO director from September 1992 until April 1994.

In all instances where warrants were issued in connection with the transactions set forth above, the exercise price of the warrants was equal to or above the current quoted market price of the Company's common stock on the date of issuance.

In April 1992, Diasense purchased an office condominium located at the Bourse Office Park, Virginia Manor, Building 2500, Second Floor, Pittsburgh, Pennsylvania 15220 for $190,000. The Company has entered into a lease with Diasense and pays rent in the amount of $3,544 per month, plus one-half of the utilities.


Warrants
--------
The following paragraphs, along with the notes to the financial statements, include disclosure of the warrants which were granted to executive officers and directors of the Company from 1994 through 1996. These warrants were accounted for in accordance with Accounting Principles Board Opinion 25 (based on the spread, if any, between the exercise price and the quoted market price of the stock on the date that the warrants were granted). No value was recorded for these warrants since they were all granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued (See, Note J to the Financial Statements). In 1995 and 1996, the Company extended warrants granted in 1990 and 1991, which were scheduled to expire in 1995 and 1996, until 1998-2000. Because the exercise price of the warrants, which remained unchanged, was less than the market price of the common stock on the dates of the extensions, charges were made against operations (See, Report to Shareholders - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

On August 25, 1994, the Board of Directors approved the granting of warrants to purchase common stock at $2.75 per share until August 25, 1999 to Raymond Carr, a director in return for his meritorious service.

On August 26, 1996, the Board of Directors approved the granting of warrants to purchase 100,000 shares of common stock at $1.48 per share to Glenn Keeling, an officer and director of the Company.

Loans
-----
On October 1, 1990, the Board of Directors approved a $75,000 loan from the Company to Fred E. Cooper. Mr. Cooper signed a Promissory Note promising to pay the principal amount plus twelve percent (12%) simple interest. Mr. Cooper
repaid $66,500 of the $75,000 principal balance during 1991.   During 1991, the
Company granted loans to Fred E. Cooper in the aggregate amount of $57,400.
Mr. Cooper signed Promissory Notes promising to pay the principal amounts upon demand plus ten percent (10%) simple interest. In January 1992, the Company granted a loan to Fred E. Cooper in the amount of $25,000. Mr. Cooper signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. The aggregate balance of the loans as of December 31, 1996, including accrued interest, was $140,970.

In December 1991, the Company granted a loan to Glenn Keeling in the amount of $5,000. Mr. Keeling signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. In December 1996, the Company granted a loan to Glenn Keeling in the amount of $50,000. Mr. Keeling signed a promissory note promising to pay the principal amounts upon demand plus 8.25% simple interest. The balance of the loans as of December 31, 1996, including accrued interest, was $57,804.

In September 1995, the Company granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Interest payments have been made on the note, and as of December 31, 1996, the balance was $250,000. Joseph Kondisko , a former director of Diasense , is a principal owner of Allegheny Food Services.

During 1995, the Company granted loans to HemoCleanse , an Indiana Corporation, aggregating $1,050,000 in the form of one-year notes accruing interest at prime rate as reported by the Wall Street Journal. The notes were converted, at the Company's option, into shares of HemoCleanse common stock at $3.50 per share during 1996.

Each of the loans made to officers or directors and their affiliates was made for a bona fide business purpose. All future loans to officers, directors and their affiliates will be made for bona fide business purposes only.


Intercompany Agreements
-----------------------
Management of the Company believes that the agreements between BICO and Diasense , which are summarized below, were based upon terms which were as favorable as those which may have been available in comparable transactions with third parties. However no unaffiliated third party was retained to determine independently the fairness of such transactions.

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

Purchase Agreement. BICO and Diasense entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasense its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO 's patent received in December 1991 (See, Report to Shareholders
- "Business").

In consideration of the conveyance of its entire right in the Noninvasive Glucose Sensor and its development, BICO received $2,000,000. In addition, Diasense may endeavor, at its own expense, to obtain patents on other inventions relating to the Noninvasive Glucose Sensor. Diasense also guaranteed BICO the right to use such patented technology in the development of BICO 's proposed implantable closed-loop system, a related system in the early stages of development.

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

Manufacturing Agreement. BICO and Diasense entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the Noninvasive Glucose Sensor and other related products. Diasense will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original Manufacturing Agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods (including actual or 275% of overhead, whichever is lower) plus a fee of 30% of Cost of Goods. In July 1994, the formula was amended to be as follows: Costs of Goods Sold (defined as BICO 's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the Cost of Goods Sold and Diasense 's sales price of each Sensor. Diasense 's sales price of each Sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasense for each Sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasense 's written approval. The term of the agreement is fifteen years.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  1.   Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

     Financial Statements                                              Page
                                                                       ----
     Report of Independent Certified Public Accountants
     Thompson Dugan , P.C. . . . . . . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets
     December 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1996, 1995 and 1994. . . . . . . .F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994. . . . . . . .F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1996, 1995 and 1994. . . . . . . .F-6

     Notes to Consolidated Financial Statements
     December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . .F-8


2.   Exhibits:

(b)  Reports on Form 8-K

     The Company filed a Form 8-K report dated January 25, 1996.   The items
     listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 1, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 8, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 20, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 26, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 27, 1996. The item listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated March 6, 1996. The items listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated March 7, 1996. The items listed was Item 5, Other Events.


     The Company filed a Form 8-K report dated March 22, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 25, 1996. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 27, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 29, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 9, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 12, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 29, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 8, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 17, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 28, 1996. The items listed were Resignation of Director; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated June 14, 1996. The item listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated June 20, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated June 25, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 2, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 16, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 17, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated August 26, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 20, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 20, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 27, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 1, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 2, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 11, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 17, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 25, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 11, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 14, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 27, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated December 10, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated December 18, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated December 19, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated January 23, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated January 31, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 3, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 5, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 5, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 18, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 20, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 20, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 26, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits.

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

3.9       Amendment to Articles filed October 30, 1986

3.10      By-Laws

3.11(1)   Amendment to Articles filed December 28, 1992

4.1       Incentive Stock Option Plan and Schedule

4.2       Form of Warrant and Schedule

5.1(2)    Legal Opinion of Sweeney & Associates P.C.

16.1(3) Disclosure and Letter Regarding Change in Certifying Accountants dated January 25, 1995
____________________________

(1) Incorporated by reference to First Amendment to Registration Statement on Form S-1 (Registration #33-55200) filed February 8, 1993

(2) Incorporated by reference from Exhibit with this title to Form S-1 and Prospectus dated August 16, 1993

(3)  Incorporated by reference from Report on Form 8-K dated November 1, 1995

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997


                                   BIOCONTROL TECHNOLOGY, INC.

                                   By:  /s/ David L. Purdy
                                        -------------------------
                                        David L. Purdy
                                        President, Treasurer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature           Title                         Date
     ---------           -----                         ----

/s/ Fred E. Cooper       Director, CEO,                March 31, 1997
Fred E. Cooper           (principal executive
                         officer, principal
                         financial officer and
                         principal accounting
                         officer)


/s/ Anthony J. Feola     Senior Vice President,        March 31, 1997
Anthony J. Feola         Director


/s/ Glenn Keeling        Director                      March 31, 1997
Glenn Keeling

                                 THOMPSON DUGAN
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ________________________

                               Pinebridge Commons
                            1580 McLaughlin Run Rd.
                              Pittsburgh, PA 15241


               Report of Independent Certified Public Accountants



Board of Directors
Biocontrol Technology, Inc.


     We have audited the accompanying consolidated balance sheets of
Biocontrol  Technology,  Inc.  and  its  subsidiaries  as  of December   31,
1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three
years in  the  period  ended December   31,   1996.   These  financial
statements   are   the responsibility    of   the   Corporation's
management.     Our responsibility  is  to  express an  opinion  on  these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position
of  Biocontrol  Technology,  Inc.  and   its subsidiaries  as  of  December
31,  1996  and  1995,   and   the consolidated results of their operations and
their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

      The  accompanying financial statements have  been  prepared assuming
that the Corporation will continue as a going  concern. As   discussed  in
Note B to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1996 and these conditions are expected to continue through 1997, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pittsburgh, Pennsylvania
March 21, 1997

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                                                            Dec. 31, 1996    Dec. 31, 1995
                                                            _____________    _____________
CURRENT ASSETS
 Cash and equivalents (note A)                              $ 3,802,874      $ 3,204,501
 Accounts receivable - net of allowance for doubtful accounts
     of $195,840 at Dec. 31, 1996 and $0 at Dec. 31, 1995        98,769          202,526
 Notes receivable - related parties (note C)                    300,000          250,000
 Notes  receivable (note C)                                      12,000           12,000
 Inventory - net of valuation allowance (notes A and D)       3,340,120        1,660,139
 Prepaid expenses                                               277,409          148,526
                                                              _________        _________
                 TOTAL CURRENT ASSETS                         7,831,172        5,477,692


PROPERTY, PLANT AND EQUIPMENT (notes A and H)
 Building                                                     1,442,423          234,863
 Land                                                           246,250           -
 Construction in progress                                     1,240,320           -
 Leasehold improvements                                       1,157,239        1,092,311
 Furniture, fixtures & equipment                                735,962          633,237
 Machinery and equipment                                      4,386,364        3,558,964
                                                              _________        _________
  Subtotal                                                    9,208,558        5,519,375

  Less accumulated depreciation                               2,670,207        2,087,032
                                                              _________        _________
                                                              6,538,351        3,432,343

OTHER ASSETS
 Notes receivable - related parties (note C)                     95,900           95,900
 Interest receivable - related parties (note C)                  53,958           42,237
 Patents, net of amortization (note A)                           11,097           15,429
 Other assets                                                    13,513           11,068
                                                              _________        _________
                                                                174,468          164,634

         TOTAL ASSETS                                      $ 14,543,991      $ 9,074,669
                                                             ==========        =========

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)
                                                         Dec. 31, 1996    Dec. 31, 1995
                                                          _____________    _____________
CURRENT LIABILITIES
  Accounts payable                                          $ 1,035,171    $   1,838,408
  Current portion of long-term debt (note G)                     30,478           28,404
  Current portion of capital lease obligations (note H)          48,944          -
  Debenture payable (note I)                                  4,600,000          -
  Accrued liabilities (note E)                                  148,303           96,634
  Escrow payable (note J)                                         2,700          -
  Deferred revenue on contract billings (note A)                180,000          326,000
                                                           _____________    _____________
        TOTAL CURRENT LIABILITIES                             6,045,596        2,289,446

LONG-TERM LIABILITIES
  Accrued liabilities (note E)                                  -                114,750
  Capital lease obligations (note H)                          2,660,730          -
  Long-term debt (note G)                                        38,997           60,580
                                                           _____________    _____________
                                                              2,699,727          175,330
COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST IN SUBSIDIARY (note A)           1,881,437        2,562,543

STOCKHOLDERS' EQUITY (notes J and O)
  Convertible  preferred  stock, par value $10 per share
   authorized, 500,000 shares issuable in series
   Series 1 outstanding 0 at Dec. 31 1996 and 3,790 at           -                37,900
     Dec. 31, 1995
   Common stock, par value $.10 per share, authorized
   60,000,000 shares, issued and outstanding 49,213,790
   at Dec. 31, 1996 and 37,021,118 at Dec. 31, 1995           4,921,379        3,702,112
   Additional paid-in  capital                               80,704,749       59,849,875
   Warrants                                                   6,907,162        6,677,820
   Accumulated deficit                                      (88,616,059)     (66,220,357)
                                                           ____________     ____________
          TOTAL STOCKHOLDERS' EQUITY                          3,917,231        4,047,350

          TOTAL LIABILITIES AND STOCKHOLDER' EQUITY         $14,543,991     $  9,074,669
                                                           ============     ============

The accompanying notes are an integral part of these statements.

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1996             1995              1994

                                                _____________     _____________    _____________
Revenues
  Sales                                         $     597,592    $     461,257    $     184,507
  Interest income                                     176,478          294,734          284,938
  Other income                                          2,657           -                -
                                                _____________     _____________    _____________
                                                      776,727          755,991          469,445

Costs and expenses
  Cost of products sold                               325,414          198,542           98,668
  Research and development (notes A and L)          8,742,922        7,649,678        5,214,386
  General and administrative                        9,465,693       11,117,107        7,460,602
  Warrant extensions (note J)                         604,342        7,228,220          -
  Warrant extensions-Subsidiary (note J)            8,571,033        5,295,000          -
  Interest expense                                    133,460           17,048            9,766
                                                _____________    _____________    _____________
                                                   27,842,864       31,505,595       12,783,422
                                                _____________    _____________    _____________

Loss before unrelated investors' interest         (27,066,137)     (30,749,604)     (12,313,977)

Unrelated investors' interest in net loss of
  subsidiary                                        4,670,435        1,329,259          641,854
                                                _____________    _____________    _____________

  Net loss                                       ($22,395,702)    ($29,420,345)    ($11,672,123)
                                                ==============   =============   ==============

  Loss per common share                                ($0.53)          ($0.84)          ($0.43)
                                                ==============   ==============   ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                          Preferred Stock      Common Stock                  Additional
                                          _______________  ____________________               paid in    Accumulated
                                          Shares   Amount    Shares     Amount     Warrants   capital      deficit      Total
                                          ______  _______  __________  _________    ________ ___________ ___________    _____
Balance at December 31, 1993              5,490   $54,900  21,108,847  $2,110,885     -     $25,025,643 ($25,127,889)  $2,063,539
                                          ------  -------  ----------  ----------  -------- ---------   ------------   -----------
Proceeds from stock offering                -        -      7,224,690     722,469     -      13,206,152      -         13,928,621
Additional paid in capital from
    subsidiary stock offering               -        -          -              -                507,370      -            507,370
Warrants exercised                          -        -        977,542      97,754     -         183,129      -            280,883
     Net Loss                               -        -          -              -      -            -     (11,672,123) (11,672,123)
                                          ------  -------  ----------  --------    -------- ----------   ------------  ----------

Balance at December 31, 1994              5,490    54,900  29,311,079   2,931,108     -      38,922,294  (36,800,012)   5,108,290
                                          ------- -------  ----------- ----------  --------  ----------  -----------   ----------
Proceeds from stock offering                -        -      6,892,325     689,233     -      15,580,180      -         16,269,413
Conversion of preferred stock            (1,700)  (17,000)     17,000       1,700     -          15,300      -              -
Additional paid in capital from
  subsidiary stock offering                 -        -          -              -      -       1,648,677      -          1,648,677
Warrant extensions                          -        -          -              -  $7,228,220       -         -          7,228,220
Warrant extensions - subsidiary             -        -          -              -      -       4,984,755      -          4,984,755
Decrease in ownership interest - sub.       -        -          -              -      -      (2,012,758)     -         (2,012,785)
Warrants exercised                          -        -        800,714      80,071   (550,400)   711,454      -            241,125
     Net Loss                               -        -          -              -      -            -     (29,420,345) (29,420,345)
                                          ------- -------  ----------- ----------  ---------  ---------- ------------   ----------
Balance at December 31, 1995              3,790    37,900  37,021,118   3,702,112  6,677,820 59,849,875  (66,220,357)   4,047,350
                                          ------- -------  ----------- ----------  ---------  ----------  -----------   ----------
Proceeds form stock offering                -        -      7,839,065     783,907     -      12,571,822      -         13,355,729
Conversion of preferred stock           (22,730) (227,300)  1,958,602     195,860     -          31,440      -             -
Cash redemption at par-preferred stock   (1,060)  (10,600)      -            -        -          -           -            (10,600)
Proceeds from sale of
     preferred stock-series A            20,000   200,000       -            -        -       1,640,000      -          1,840,000
Conversion of debenture                     -        -      2,275,005     227,500     -       1,799,623      -          2,027,123
Warrant extensions                          -        -          -            -       604,342       -         -            604,342
Warrant extensions - subsidiary             -        -          -            -        -       4,441,262      -          4,441,262
Decrease in ownership interest-subsidiary   -        -          -            -        -         (22,873)     -            (22,873)
Warrants exercised                          -        -        120,000      12,000   (375,000)   393,600      -             30,600
  Net loss                                  -        -          -            -        -          -       (22,395,702) (22,395,702)
                                          ------- -------  ----------- ----------  --------  ----------  -----------   ----------
Balance at December 31, 1996                -       $-     49,213,790  $4,921,379 $6,907,162 $80,704,749$(88,616,059)  $3,917,231
                                          ======= =======  =========== ========== ========== =========== ============  ==========

The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                     Year ended December 31,

                                                               1996           1995           1994
                                                           _____________  _____________  _____________
Cash flows used by operating activities:  Net loss         ($22,395,702)  ($29,420,345)  ($11,672,123)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                               587,507        459,778        250,532
    Unrelated investors' interest in susidiary               (4,670,435)    (1,329,259)      (641,854)
    Stock issued in exchange for services                        17,200        180,373        167,928
    Stock issued in exchange for services by subsidiary           7,000        -             -
    Provision for potential loss on notes receivable            -            1,050,000       -
    Warrant extensions                                          604,342      7,228,220       -
    Warrant extensions by subsidiary                          8,571,033      5,295,000       -
    Provision for losses on accounts receivable                 195,840        -             -
    (Increase) decrease in accounts receivable                  (92,083)     (169,805)        79,652
    (Increase) in inventories                                (1,679,981)   (2,379,694)      (499,511)
    Increase in inventory valuation reserve                     -              900,000       455,595
    (Increase) decrease in prepaid expenses                    (128,883)        38,934      (119,014)
    (Increase) decrease in other assets                          (2,445)        79,472       (59,163)
    Increase (decrease) in accounts payable                    (803,237)     1,195,044       199,651
    Increase (decrease) in other liabilities                    (35,960)       (18,960)       43,762
    Increase (decrease) in deferred revenue                    (146,000)       -              24,500
                                                            ____________   ____________  ____________
      Net cash used by operating activities                 (19,971,804)   (16,891,242)  (11,770,045)
                                                            ____________   ____________  ____________
Cash flows from investing activities:
  Purchase of property, plant and equipment                    (954,610)    (1,441,509)   (1,752,353)
  (Increase) in notes receivable                                (50,000)    (1,312,000)      -
  Collection of other notes receivable                          -              -              45,000
  (Increase) decrease in interest receivable                    (11,721)        (9,792)       19,644
                                                            ____________    ___________   ___________
    Net cash used by investing activites                     (1,016,331)    (2,763,301)   (1,687,709)
                                                            ____________    ___________   ___________
Cash flows from financing activities:
  Proceeds from sale by subsidiaries of
   its common stock                                            (172,315)     3,079,200     1,124,096
  Proceeds from stock offering                               13,338,531     16,195,788    13,785,821
  Proceeds from warrants exercised                               30,600        273,325       280,883
  Proceeds from warrants exercised-subsidiary                     2,000        -             -
  Proceeds from sale of Preferred stock-Series A              1,840,000        -             -
  Cash redemption at par - Preferred stock                       (7,900)       -             -
  Proceeds from notes payable                                   -              -              50,000
  Payments on notes payable                                     (19,509)       (5,115)       (8,160)
  Proceeds from debenture payable                             6,600,000        -             -
  Payments on capital lease obligations                         (24,899)       -             -
                                                            ____________   ____________   ____________
      Net cash provided by financing activities              21,586,508     19,543,198    15,232,640


      Net increase (decrease) in cash and equivalents           598,373      (111,345)     1,774,886
                                                            ____________   ____________   ____________
  Cash and equivalents, beginning of period                   3,204,501      3,315,846     1,540,960
                                                            ____________   ____________   ____________
  Cash and equivalents, end of period                        $3,802,874     $3,204,501     3,315,846
                                                            ============   ============   ============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                   Year ended December 31,
                                                        1996            1995             1994
                                                    _____________   _____________   ______________
Supplemental Information:
           Interest paid                             $     72,578   $      17,048    $       9,766
                                                    =============   ==============   ==============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of equipment with note payable           $    145,063   $      47,282    $      25,940
                                                    =============   ==============   ==============

Acquisition of property under a capital lease:
           Building                                  $  1,205,760   $        -       $        -
           Land                                           246,250            -                -
           Construction in progress                     1,137,500            -                -
                                                    _____________   ______________   ______________
                                                     $  2,589,510   $        -       $        -
                                                    =============   ==============   ==============

Conversion of preferred stock for common stock:
          Common stock                               $      2,730   $       1,700    $        -
          Additional paid-in capital                       24,570          15,300             -
                                                    _____________   ______________   ______________
                                                     $     27,300   $      17,000             -
                                                    =============   ==============   ==============

Redemption of preferred stock held in escrow         $      2,700   $        -       $        -
                                                    =============   ==============   ==============
Conversion of Series A - preferred stock
 for common stock
                Common stock                         $    193,130   $        -       $        -
                Additional paid in capital                  6,870            -                -
                                                    -------------   --------------   --------------
                                                     $    200,000   $        -       $        -
                                                    =============   ==============   ==============

Conversion of debenture for common stock             $  2,000,000   $        -       $        -
                                                    =============   ==============   ==============

Converion of debenture interest for common stock     $     27,122   $        -       $        -
                                                    =============   ==============   ==============


The accompanying notes are an integral part of these statements.

           Biocontrol Technology, Inc. and Subsidiaries

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Organization

     Biocontrol Technology, Inc. - BICO (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical products and biological remediation products.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Coraflex, Inc. an 89.9% owned subsidiary as of December 31, 1996 and 1995; Diasense, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1996 and 1995; Petrol Rem, Inc., a 67% owned subsidiary as of December 31, 1996 and 1995; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1996 and 1995; and Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.


3.   Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. The Company places temporary cash deposits in financial institutions, and such deposits may be in excess of the FDIC insurance limit.

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

6.   Patents

     Patents  are  amortized  over  their  legal  or  useful   lives, whichever
     is less. Accumulated amortization on patents was $85,844 and $81,512 at December 31, 1996 and 1995, respectively.

NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES - Continued

7.   Deferred Revenue on Contract Billings

     Revenue is recognized from sales when products are shipped and/or services performed. Advance billings are recorded as deferred revenue until shipment or performance.

8.   Loss Per Common Share

     Loss per common share is based upon the weighted average number of common shares outstanding which amounted to 42,266,597 shares in 1996, 35,025,237 shares in 1995, and 26,967,255 shares in 1994, respectively. Shares issuable under stock options, stock warrants, convertible debentures and convertible preferred stock are excluded from computations as their effect is antidilutive.

9.   Research and Development Costs

     Research  and  development  costs are charged  to  operations  as
     incurred.   Machinery,  equipment and other capital  expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.

10.  Income Taxes

     The Company previously adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires
     the asset and liability method of accounting for  income taxes.   Enacted
     statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note K), the adoption of FAS 109 had no effect on the financial statements of the Company.

11.  Interest

     The  Company  follows the policy of capitalizing interest  as  a
     component   of  the  cost  of  property, plant  and   equipment
     constructed for its own use. For the year ended December 31, 1996, total interest incurred was $236,280 of which $133,460 was charged to operations. Total interest for the periods December 31, 1995, and 1994 was $17,048 and $9,766, respectively, all of which was charged to operations.

12.  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - Continued

12.  Estimates and Assumptions - Continued

     Actual results could differ from those estimates. The Company has established allowances based upon management's evaluation of inventories and accounts receivable.

13.  Common Stock Warrants

     The Company recognizes cost, if any, on warrants granted based upon the excess of the market price of the underlying shares of common stock as of the warrant grant date over the warrant exercise price. Had the Company adopted the fair value based accounting method for recognizing stock-based compensation (as permitted by Financial Accounting Standard No. 123) its reported net losses (utilizing the Black-Scholes method of valuation) would have been approximately $24,173,787 for the twelve months ended Decemeber 31, 1996, and approximately $29,911,000 for the year ended December 31, 1995. Net loss per share under the fair value based accounting method would have been approximately $.88 for the twelve months ended December 31, 1996, and approximately $.85 for the year ended December 31, 1995.

NOTE   B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 1996 and in prior years and have funded their operations and product development primarily through the sale of stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The ability of the Company to continue in existence is dependent  on  its
     having sufficient financial resources to  complete  the research   and
     development  necessary  to  successfully   bring products to market and
     for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and significant accumulated deficits for each of the periods ending December 31, 1996, 1995 and 1994, there is substantial doubt about the Company's ability to continue as a going concern.

     Management   believes  that  its  currently  available   working capital,
     anticipated contract revenues, subsequent sales of stock and future debt issuance will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1996.

NOTE C - NOTES RECEIVABLE

   Notes receivable due from various related and unrelated parties consisted of:



                                             Dec. 31, 1996   Dec. 31, 1995
                                             -------------   -------------
     Related Parties

     Note receivable from Fred E. Cooper,
     Chief Executive Officer, payable upon
     demand with 12% interest.                   $8,500          $8,500

     Note receivable from Fred E. Cooper,
     Chief Executive Officer,  payable upon
     demand with 10% simple interest.            82,400          82,400

     Note receivable from Glenn Keeling,
     Director, payable upon demand with
     10% simple interest.                         5,000           5,000

     Note receivable from Glenn Keeling,
     Director, payable upon demand with
     8.25% interest.                             50,000               0

     Note receivable from Allegheny Food
     Services, Inc. of which Joseph Kondisko,
     a former director, is principal owner,
     payable 9/1/97 with interest at prime plus
     1% interest.                               250,000         250,000

     Unrelated Parties

     Note receivable from an individual,
     payable upon demand with 8.75% interest.    12,000          12,000
                                                -------         -------
                                                407,900         357,900
     Less current notes receivable              312,000         262,000
                                                -------         -------
     Noncurrent                                 $95,900         $95,900
                                                -------         -------
                                                -------         -------

     Accrued interest receivable on the related party notes as of December, 31, 1996 and 1995 was $53,958 and $42,237, respectively.

     During 1995, IDT, a subsidiary of BICO, financially supported the research and development efforts of HemoCleanse, Inc., an unaffiliated company, to assist the funding of a feasibility study related to whole-body extracorporeal hyperthermia through the extension of credit in the form of loans. HemoCleanse, which is still in a development stage, has not yet established profitable operations. On the basis of HemoCleanse's developmental status and financial statements for the year ended December 31, 1995, management of IDT has established an allowance for uncollectability for the entire amount of principal and no interest has been accrued on these loans. These loans which aggregated to $1,050,000 were all converted to HemoCleanse's common stock during 1996.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                     Dec. 31, 1996    Dec. 31, 1995
                                     -------------    -------------


          Raw materials               $ 3,928,565      $ 2,457,235
          Work-in-process                 191,220          102,911
          Finished goods                  728,204          607,862
                                      -----------      -----------
                                        4,847,989        3,168,008
          Less valuation allowance     (1,507,869)      (1,507,869)
                                      -----------      -----------
                                      $ 3,340,120      $ 1,660,139
                                      -----------      -----------
                                      -----------      -----------

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                     Dec. 31, 1996    Dec. 31, 1995
      Current                        -------------    -------------
      -------
      Accrued payroll taxes          $18,537          $15,405
      Accrued vacation                68,344           43,728
      Other accrued liabilities       61,422           37,501
                                    --------         --------
                                    $148,303          $96,634
                                    ========         ========
      Long - Term
      -----------
      Accrued rent                  $      0         $114,750
                                    --------         --------
                                    $      0         $114,750
                                    ========         ========


NOTE F - SALES AND COST OF GOODS SOLD

     The following is a schedule that details Sales and Cost of Goods Sold by segment:


                            Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994
                            -------------   -------------   -------------

     Sales
      Implantable Devices   $508,561        $168,461        $177,259
      Petrol Rem              47,625         215,211           4,432
      Barnacle Ban            41,406          77,585           2,816
                            --------        --------        --------
                             597,592         461,257         184,507

     CGS
      Implantable Devices    288,537          91,859          97,687
      Petrol Rem              16,092          53,813             981
      Barnacle Ban            20,785          52,870               0
                            --------        --------        --------
                             325,414         198,542          98,668
                            --------        --------        --------
     Gross Profit           $272,178        $262,715        $ 85,839
                            ========        ========        ========

NOTE G - LONG TERM DEBT

     Long term debt consisted of the following as of:

                                          Dec. 31,     Dec. 31,
                                            1996         1995
                                          --------     --------

Note Payable to a bank in monthly
 payments of $999 including interest
 at a rate of 7.35%.  Collateralized
 by cash on deposit.                      $23,584      $33,423

Note Payable in monthly payments
 of $495 including interest at a
 rate of 8.48%.  Collateralized
 by equipment.                             15,095       19,986

Note Payable in monthly payments
 of $374 including interest at a
 rate of 18.00%.  Collateralized
 by equipment.                              7,810            0

Note Payable in monthly payments
 of $851 including interest at a
 rate of 10.11%.  Collateralized
 by equipment.                              9,675       18,418

Note Payable to a bank in monthly
 payments of $433 including interest
 at a rate of 8.75%.  Collateralized
 by equipment.                              13,311      17,157
                                            ------      ------

                                            69,475      88,984
                                           -------     -------

Current portion of long-term debt           30,478      28,404
                                           -------     -------
Long-term debt                            $ 38,997    $ 60,580
                                           =======    ========

NOTE H - LEASES

     Operating Leases

     The Company is committed under a noncancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor) which includes four of the
     Company's  Executive  Officers   and/or Directors  is for a period of 240
     months beginning September 1, 1990. Monthly rental under the terms of the lease is $8,810 for a period of 119 months to August 1, 2000 when the monthly rental payments shall be fixed at an amount equal to the fair rental value of the property as determined by mutual agreement of lessor and the Company for the balance of the lease. Total rent expense was $105,720 in each of the years 1996, 1995 and 1994. Future minimum lease payments as of December 31, 1996 are $105,720 per year for each of the next three succeeding years and subsequent commitment of $61,670 through August 1, 2000, on which date the rental payments shall be renegotiated.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating leases
     expiring  in various years through  2002.   Total  lease expense  related
     to these leases was $239,096, $216,143 and $188,701 in the years ended December 31, 1996, 1995 and 1994, respectively.

     Capital Leases

     During 1996, the Company leased two manufacturing buildings under capital leases expiring in various years through 2011.
     The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

     The following is a summary of property held under capital leases:

                                         Dec. 31, 1996         Dec. 31, 1995
                                         _____________         _______________
      Building                            $1,205,760             $           0
      Construction in Progress             1,240,320                         0
      Land                                   246,250                         0
      Equipment                              166,026                         0
                                          __________             _____________
            Sub Total                      2,858,356                         0

      Less: Accumulated Depreciation          46,278                         0
                                          __________             _____________
      Total Property under Capital Leases $2,812,078             $           0
                                          __________             _____________
                                          __________             _____________

     Minimum future lease payments to related and unrelated parties are as follows:

                                         Related      Unrelated
                                         Parties      Parties       Total
                                        ________     ________     _______
          1997                          $105,720     $516,710    $622,430
          1998                           105,720      441,428     547,148
          1999                           105,720      369,406     475,126
          2000                            61,670      325,790     387,460
          2001                                 0      348,610     348,610
          Thereafter                           0    3,470,814   3,470,814
                                        ________    _________  __________
          Future minimum lease payments $378,830   $5,472,758  $5,851,588
                                        ________    _________  __________
                                        ________    _________  __________

NOTE I - SUBORDINATED CONVERTIBLE DEBENTURE

     During 1996 the Company issued subordinated convertible debentures totaling $6,600,000. At year end, the subordinated convertible debentures totaled $4,600,000 with mandatory conversions to common stock during 1997.

NOTE J - STOCKHOLDERS' EQUITY

     Preferred Stock

     The Series I preferred stock (nonvoting and nondividend) is convertible at any time into ten shares of common stock. Additionally, the preferred stock is redeemable at the option of the Company at a redemption price of $10.00 per share, and also has a liquidation preference of $10.00 per share.

     During 1996, 2,730 shares of the Series I preferred stock   were converted
     to common stock, 790 shares were redeemed for cash and an escrow payable of $2,700 was established for the redemption of the remaining 270 shares.

     During 1996, 20,000 shares of the Series A convertible preferred stock were sold and converted.

     The Board of Directors of the Company may issue preferred stock in series which would have rights as determined by the Board.

     Common Stock Warrants

     During 1996, warrants ranging from $1.48 to $2.41 per share to purchase 609,480 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 2,905,462 shares of common stock were exercisable at December 31, 1996. The per share exercise prices of these warrants are as follows:

                   Shares                    Exercise Price
                 _________                   ______________
                 1,379,500                       $ .25
                   180,000                       $ .33
                   350,000                       $ .50
                   139,000                       $2.125
                   856,962                       $1.48 - $2.41
                 _________
          Total  2,905,462
                 _________
                 _________

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

                                     Warrants Expire During Fiscal Year
      Fiscal       Warrants          __________________________________
   Year Granted    Granted    1997      1998     1999     2000     2001
   ____________    _______    ____      ____     ____     ____     ____

       1990        559,500      -     559,500     -        -        -
       1991      1,351,482      -   1,000,000   351,482    -        -
       1992         25,000  25,000       -        -        -        -
       1993        209,000      -     209,000     -        -        -
       1994        130,000      -        -      130,000    -        -
       1995         21,000      -        -        -       21,000    -
       1996        609,480      -      59,480     -        -      550,000
               ___________________________________________________________
                 2,905,462  25,000  1,827,980   481,482   21,000  550,000
                 _________  ______  _________   _______   ______  _______
                 _________  ______  _________   _______   ______  _______


     The following is a summary of warrant transactions during 1996:

          Outstanding beginning of period:         2,415,982

          Granted during the twelve month period:    609,480

          Canceled during the twelve month period:        -0-

          Exercised during the twelve month period
          at $.25 and $.28 per share:               (120,000)
                                                    _________

          Outstanding, and eligible for exercise:   2,905,462
                                                    _________
                                                    _________
     Common Stock Reserve

     At December 31, 1996 the Company has reserved unissued common stock as follows:


               Warrants                    2,905,462
               Convertible debentures      5,750,000
                                           _________

               Total                       8,655,462
                                           _________
                                           _________

     Warrant Extensions

     During 1996, the Company extended the exercise date of warrants to purchase 351,482 shares of common stock to certain officers and consultants. The warrant shares were originally granted at exercise prices ranging from $.45 to $.50, and were extended at the original grant price. The Company recorded a $604,342 expense for the difference between the fair market value on the date the warrants were extended and the warrant exercise prices.

     During 1995, the company extended the exercise date of warrants to purchase 2,069,500 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $.33, and were extended at the original grant price. The company recorded a $7,228,220 expense for the difference between the fair market values on the date the warrants were extended and the warrants' exercise prices.

     Diasense Common Stock

     At December 31, 1996, warrants to purchase 7,565,763 shares of Diasense common stock were exercisable. The per share exercise price for 4,055,000 shares is $.50, for 2,376,013 shares is $1.00 and for 1,134,750 shares is $3.50. The warrants expire at various dates through 2001. To the extent that all the warrants are exercised, The Company's proportionate ownership would be diluted from 52% at December 31, 1996 to 39.2%.

     Diasense Warrant Extensions

     During 1996, Diasense extended the exercise date of warrants to purchase 2,970,013 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.50 to $1.00, and extended at the same price. Diasense recorded a $8,571,033 expense for the differnce between the estimated fair market value on the date the warrants were extended and the warrants' exercise prices.

     During 1995, Diasense extended the exercise date of warrants to purchase 1,765 000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise prices of $.50, and extended at the same price. Diasense recorded a $5,295,000 expense for the difference between the fair market values on the date the warrants were extended and the warrants' exercise prices.

     Petrol Rem Common Stock

     At December 31, 1996 warrants to purchase 1,450,000 shares of Petrol Rem common stock were exercisable. The per share exercise price for 1,450,000 shares is $.10. The warrants expire at various dates through 2000. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 67% at December 31, 1996 to 61.3%.

     IDT Common Stock

     At December 31, 1996 warrants to purchase 1,570,000 share of IDT common stock were exercisable. The per share exercise price for 1,500,000 shares is $.10 and for 50,000 shares is $1.00 and for 20,000 shares is $2.00. The warrants expire at various dates through 2001. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 99.1% at December 31, 1996 to 85.8%.

NOTE K - INCOME TAXES

     As of December 31, 1996, the company and its subsidiaries, except Diasense and Petrol Rem, have available approximately $43,800,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 1997 through 2011. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $520,000 subject to limitations, expiring in tax years 2005 through 2011.

     As of September 30, 1996, the end of its fiscal year, Diasense had available approximately $20,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2010, are available, subject to limitations, to offset future taxable income. Diasense also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000, subject to limitations, expiring in the years 2005 through 2010.

     As of December 31, 1996, Petrol Rem had available approximately $7,600,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2013, are available, subject to limitations, to offset future taxable income. Petrol Rem also has research and development credit carryforwards available for federal income tax purposes of approximately $75,000.

     Certain items of income and expenses are recognized in different periods for financial and income tax reporting purposes. In the year ended December 31, 1994, a warrant exercise adjustment of $321,736 was reported for tax purposes. In the year ended December 31, 1995 and 1996 a warrant exercise adjustment of $1,309,060 and $40,650, respectively was reported for tax purposes. The fair market value of warrant extensions hace been recorded and expensed for financial statement purposes in the amount of $604,342 as of December 31, 1996, and $7,228,220 for the year ended December 31, 1995.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 1996, December 31, 1995 and December 31, 1994:

                                Dec. 31, 1996     Dec. 31, 1995    Dec. 31, 1994
                                -----------       -----------      ----------
      Net Operating Loss        $15,330,642       $10,959,420      $6,631,440
      Warrant Expense             2,741,397         2,529,877               0
      Tax Credit Carryforward       520,000           400,000         280,000
                                ___________       ___________      __________
                                 18,592,039        13,889,297       6,911,440
      Valuation Allowance       (18,592,039)      (13,889,297)     (6,911,440)
                                ___________       ___________      __________
      Net Deferred Tax Asset    $         0       $         0      $        0
                                ===========       ===========      ==========

    The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                              Increase in
                                 Deferred      Valuation
                                Tax Benefit    Allowance       Net
                                ___________   ____________    _____

Year-ended December 31, 1996    $ (4,702,742)   $ 4,702,742      $0
Year-ended December 31, 1995    $ (6,977,857)     6,977,857      $0
Year-ended December 31, 1994    $ (1,569,335)     1,569,335      $0
From March 20, 1972 (inception)
through December 31, 1996       $(18,592,039)   $18,592,039      $0


NOTE L - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company is currently performing research and development activities related to the non-invasive glucose sensor (the Sensor) under a
     Research  and  Development  Agreement   with Diasense.   If successfully
     developed, the Sensor  will  enable users  to measure  blood glucose levels
     without  taking  blood samples.   Diasense acquired the rights to the
     Sensor, including one  United  States patent from BICO for $2,000,000 on
     November 18,  1991.   Such  patent covers the process of measuring  blood
     glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration
     (FDA).  The Sensor
     is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. As discusssed in Note B, BICO finances its operations from the sales of stock and issuance of debt and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasense. If BICO is unable to perform under the Research and Development or Manufacturing Agreements, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

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

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasense, beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. Under the terms of this agreement, the
     Company billed  Diasense $2,955,863   in  research  and development  and
     general   and administrative  expenses for the   year ending   December
     31, 1995. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the Sensor.

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

     Company Loans to Officers

     At December 31, 1996 and 1995, Mr. Cooper owed the Company $8,500 related to a 12 percent simple interest demand loan. At December 31, 1996 and 1995, Mr. Cooper owed the Company $82,400, related to 10 percent simple interest demand loans. The accrued interest owed by Mr. Cooper on all demand notes at December 31, 1996 and 1995 was $50,070 and $40,197, respectively.

     At December 31, 1996 and 1995, the Company had a demand loan of $5,000 with 10 percent simple interest with Glenn Keeling, a Director. At December 31, 1996 the Company had a demand loan of $50,000 with 8.25 percent interest with Mr. Keeling. The accrued interest owed by Mr. Keeling on all demand notes at December 31, 1996 and 1995 was $2,804 and $2,008, respectively.

     At December 31, 1996 and 1995, the Company had extended a one year judgment note payable September 1, 1997, for $250,000, with an interest
     rate  of  prime  plus  one  percent,  with  Joseph Kondisko,   Allegheny
     Food  Services,  Inc.  of  which   Joseph Kondisko, a former director, is
     principal owner. As of December 31, 1996 and 1995 there was no accrued interest owed.

     Advances to Officers

     During 1996, the Company and its subsidiaries made advances to Mr. Cooper. At December 31, 1996, these advances accumulated to $32,535.

     Employment Contracts

     The Company's employment contracts with four officers and two employees commenced November 1, 1994 and end October 31, 1999. These original employment contracts set forth annual basic salaries aggregating $1,050,000 in 1996 and expiring in periods beginning October 1999 through
     2002,   which  are  subject  to review and adjustment.  The contracts may be extended for two to three - year periods. In the event of change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     In May 1996, the Company, along with BICO and BICO's individual directors, was served with a federal class action lawsuit based on alleged violations of federal securities laws. The Companies have filed a Motion to dismiss the suit and are aggressively defending against it. No determinations
     as  to   possible liability or  exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

     Pennsylvania Securities Commission

     In April, 1996, the Pennsylvania Securities Commission commenced an informal investigation into Diasense's sales of its common stock pursuant to its public offering in an effort to determine whether sales were made improperly to Pennsylvania residents. Diasense has been cooperating fully with the state and has provided all of the information
     requested.   To  date,   no determinations have been made.

     License Agreement

     Under terms of a license agreement with a shareholder of Petrol Rem for the marketing rights with respect to certain inventions Petrol Rem is to make royalty payments beginning in 1994 and for each year through 2001. Minimum royalty payments are $120,000 per year.

NOTE N - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401k provisions which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 1996.

NOTE O - SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, and through March 20, 1997, the Company issued convertible preferred stock and subordinate convertible debentures, which resulted in net proceeds to the Company of approximately $2,957,000.

     On February 24, 1997, BICO's shareholders approved an increase in the number of authorized common shares from 60,000,000 to 100,000,000 at a special shareholders meeting convened for that purpose.