Form 10-Q
period 1997-03-31
BIOCONTROL TECHNOLOGY INC
filed 1997-05-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                              March 31, 1997

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
                       CONSOLIDATED BALANCE SHEETS


                                               Mar. 31, 1997    Dec. 31, 1996
                                                (Unaudited)        (Note)
                                               -------------    -------------
CURRENT ASSETS
   Cash and equivalents                        $   1,743,205    $   3,802,874
   Accounts receivable-net of allowance for
   doubtful accounts of $195,840 at Mar. 31,
   1997 and Dec. 31, 1996                            130,855           98,769
   Notes receivable -  related parties               383,000          300,000
   Notes receivable                                   12,000           12,000
   Inventory - net of valuation allowance          3,689,785        3,340,120
   Prepaid expenses                                  268,781          277,409
                                               -------------    -------------

                 TOTAL CURRENT ASSETS              6,227,626        7,831,172

PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,442,423        1,442,423
   Land                                              246,250          246,250
   Construction in process                         1,290,199        1,240,320
   Leasehold improvements                          1,176,994        1,157,239
   Furniture, fixtures & equipment                   789,389          735,962
   Machinery and equipment                         4,592,543        4,386,364
                                               -------------    -------------
               Subtotal                            9,537,798        9,208,558

   Less accumulated depreciation                   2,882,515        2,670,207
                                               -------------    -------------

                                                   6,655,283        6,538,351

OTHER ASSETS
   Notes receivable - related parties                 95,900           95,900
   Interest receivable - related parties              61,252           53,958
   Patents, net of amortization                       10,014           11,097
   Other assets                                       13,493           13,513
                                               -------------    -------------
                                                     180,659          174,468
                                               -------------    -------------

                    TOTAL  ASSETS              $  13,063,568    $  14,543,991
                                               =============    =============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1996 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Mar. 31, 1997      Dec. 31, 1996
                                                 (Unaudited)         (Note)
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $     970,350     $   1,035,171
   Current portion of long-term debt                  24,535            30,478
   Current portion of capital lease obligations       61,796            48,944
   Debentures payable                              1,790,000         4,600,000
   Accrued liabilities                               134,252           148,303
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             180,000           180,000
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                3,163,633         6,045,596

LONG-TERM LIABILITIES
   Capital lease obligations                       2,705,784         2,660,730
   Long-term debt                                     23,368            38,997
                                               -------------       -----------
                                                   2,729,152         2,699,727

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,749,293         1,881,437

STOCKHOLDERS'  EQUITY
   Convertible preferred stock,
    par value $10 per share, authorized
    500,000 shares issuable in series -
    Series B outstanding 22,000 at
    Mar. 31, 1997 and 0 at Dec. 31, 1996             220,000             -
   Common stock, par value $.10 per share
    authorized 100,000,000 shares, issued and
    outstanding 55,103,196 at Mar. 31, 1997 and
    49,213,790 at Dec. 31, 1996                    5,510,320         4,921,379
   Additional paid-in capital                     87,735,794        80,704,749
   Warrants                                        6,907,162         6,907,162
   Accumulated  deficit                          (94,951,786)      (88,616,059)
                                               --------------      ------------

          TOTAL STOCKHOLDERS' EQUITY               5,421,490         3,917,231
                                               --------------      ------------

          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  13,063,568     $  14,543,991
                                               =============     ==============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1996 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------
 Revenues
  Sales                                        $     149,321    $      25,600
  Interest income                                     40,219           52,242
                                               -------------    -------------
      Total revenues                                 189,540           77,842

Costs and expenses
 Cost of products sold                                84,475           13,688
 Research and development                          1,915,832        1,420,518
 Selling, general and administrative               2,642,754        2,814,065
 Warrant extensions - subsidiary                   3,715,000        3,459,000
 Interest expense                                     78,836            4,690
                                               -------------    -------------
                                                   8,436,897        7,711,961
                                               -------------    -------------

Loss before unrelated investors' interest         (8,247,357)      (7,634,119)

Unrelated investors' interest in net loss of
 subsidiary                                        1,911,630        1,765,725
                                               -------------    -------------


 Net loss                                        ($6,335,727)     ($5,868,394)
                                               =============    =============

 Loss per common share                                ($0.12)          ($0.15)

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1997      March 31,1996
                                              --------------      -------------

Cash flows used by operating activities:
 Net loss                                       ($6,335,727)      ($5,868,394)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     213,391           147,137
  Unrelated investors' interest in subsidiary    (1,911,630)       (1,765,725)
  Warrant extensions by subsidiary                3,715,000         3,459,000
  Stock issued in exchange for services              18,369             7,000
  (Increase) in accounts receivable                 (32,086)           (8,470)
  (Increase) in inventories                        (349,665)         (908,793)
  Increase (decrease) in prepaid expenses             8,628           (13,503)
  Increase (decrease) in other assets                    20            (2,279)
  (Decrease) in accounts payable                    (64,821)       (1,242,508)
  Increase (decrease) in other liabilities           35,052             5,127
                                              --------------      ------------
   Net cash flow used by operating activities    (4,703,469)       (6,191,408)
                                              --------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment        (329,240)          (98,595)
  (Increase) in notes receivable                    (83,000)            -
  (Increase) in interest receivable                  (7,294)           (3,440)
                                              --------------      ------------
 Net cash (used) by investing activities           (419,534)         (102,035)
                                              --------------      ------------

Cash flows from financing activities:
 Net proceeds from sale by subsidiaries of
 its common stock                                     -               160,072
 Net proceeds from stock offering                     -             7,131,697
 Net proceeds from sale of Preferred stock-
  Series B                                        2,027,000             -
 Payments on notes payable                          (21,572)           (3,242)
 Proceeds from debentures payable                 1,000,000             -
 Payments on capital lease obligations               57,906             -
                                              --------------      ------------

   Net cash provided by financing activities      3,063,334         7,288,527
                                              --------------      ------------

 Increase (decrease) in cash and equivalents     (2,059,669)          995,084
                                              --------------      ------------
 Cash and equivalents, beginning of period        3,802,874         3,204,501
                                              --------------      ------------

 Cash and equivalents, end of period             $1,743,205        $4,199,585
                                              ==============      ============

See notes to consolidated financial statements.

                NOTES TO FINANCIAL STATEMENTS

                 BIOCONTROL TECHNOLOGY, INC.


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements  of Biocontrol
Technology, Inc. (the "Company") and  its  89.9% owned   subsidiary,
Coraflex,  Inc.,  and  its  52%   owned subsidiary,  Diasense, Inc., and its
67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 99.6% owned subsidiary, Barnacle Ban Inc., have been
prepared   in  accordance  with  generally   accepted accounting principles
for interim financial information, and with  the instructions to Form 10-Q and
Rule 10-O Regulation S-X.    Accordingly,  they  do  not  include  all   of
the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 1997, and March 31, 1996, were 51,104,376 and 38,828,656, respectively.

NOTE C - Stockholders Equity

      During the three months ended March 31, 1997, the Company sold 22,000 shares of its Series B Convertible Preferred stock aggregating $2,027,000 and $1,000,000 in Subordinate Convertible Debentures to entities which are not a U.S. person as that term is defined in Rule 902(O) of Regulation S and were not saleable or convertible for a minimum of 90 days from issuance. (See "Management's Discussion and Analysis").

NOTE D - Stockholders Equity - Subsidiary

      During the period ending March 31, 1997, the Company's subsidiary, Diasense Inc., extended the exercise date of warrants to purchase 1,486,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price
of $1.00  per share and extended at the same price.   The  fair market  value
of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $3,715,000 expense for the difference between the fair market value and the warrant price times the number of shares.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

      Cash decreased from $3,802,874 at December 31, 1996 to $1,743,205 at March 31, 1997. This decrease was attributable to the Company's $3,063,334
provided by financing activities against   $4,703,469   net  operating
expenditures   which primarily related to the research and development of the non invasive glucose sensor (Sensor) and Sensor related general and administrative expenses. The Company also had net cash used by investing activities of $419,534, which includes capitalized leases on manufacturing facilities for the Sensor.

      The Company continued to fund operations solely from sales of its preferred stock and convertible debentures. This aggregated $3,027,000 net
to the  Company.   Proceeds from  the sales were primarily used to continue to fund the Company's research and development projects and to provide working capital for the Company.

Results of Operations

      Sales during the first quarter increased from $25,600 in 1996 to $149,321 in 1997. The increase was primarily due to the increase in sales of the Company's Functional Electrical Stimulators.

     Interest income decreased during the first quarter from $52,242 in 1996 to $40,219 in 1997. The decrease was due to the Company's having less cash to invest during 1997 than 1996.

      Costs  of  Products Sold increased  during  the  first quarter  from
$13,688  in 1996 to  $84,475  in  1997.   The increase was primarily due to
the increase in sales  of  the Company's Functional Electrical Stimulators.

      Research and Development expenses increased during the first quarter from $1,420,518 in 1996 to $1,915,832 in 1997. The increase was due to the Company's increased Sensor research and development activities, which includes patient testing.

       Selling, General and Administrative expenses decreased during the first quarter from $2,814,065 in 1996 to $2,642,754 in 1997. The decrease was due to the Company's reorganization of some manufacturing personnel to assist with development of the Sensor.

      Interest expense increased during the first quarter from $4,690 in 1996 to $78,836 in 1997. The increase was due to the Company's capital leases on manufacturing facilities and equipment for the Sensor.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits
     (B) Reports on Form 8-K
         (1) A report on form 8-K dated January 23, 1997, with respect to Item 5 other events and Item
              7 (c), Exhibit.

         (2) A report on form 8-K dated January 31, 1997, with respect to Item 5 other events and Item
              7 (c), Exhibit.

         (3) A report on form 8-K dated, February 3, 1997 with respect to Item 5 other events and Item
              7 (c), Exhibit.

         (4) A report on form 8-K dated February 5, 1997, with respect to Item 5 other events and Item
              7 (c), Exhibit.

         (5) A report on form 8-K dated February 5, 1997, with respect to Item 5 other events and Item
              7 (c), Exhibit.

         (6) A report on form 8-K dated February 18, 1997, with respect to Item 5 other events and Item
              7 (c), Exhibit.

          (7) A report on form 8-K dated February 20, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (8) A report on form 8-K dated February 21, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (9) A report on form 8-K dated March 20, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (10) A report on form 8-K dated March 26,1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (11) A report on form 8-K dated April 7, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (12) A report on form 8-K dated April 14, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (13) A report on form 8-K dated April 24, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (14) A report on form 8-K dated May 2, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 day of May, 1997


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/ Fred E. Cooper
                                   Fred E. Cooper
                                   CEO and Director (principal financial
                                   officer and principal accounting officer)