Form 10-Q
period 1997-06-30
BIOCONTROL TECHNOLOGY INC
filed 1997-08-20
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended                  June 30, 1997
                                                   -------------
                Commission file number             0-10822
                                                   -------

                           BIOCONTROL TECHNOLOGY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



       Pennsylvania                                           25-1229323
       -----------------------------------------------------------------
       (State of other jurisdiction                        (IRS Employer
       of incorporation or organization)             Identification no.)


              300 Indian Springs Road, Indiana, Pennsylvania 15701
              ----------------------------------------------------
             (Address of principal executive offices)  ( Zip Code)

                                 (412) 349-1811
                                 --------------
               Registrant's telephone number, including area code


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

     As of June 30, 1997, 71,695,466 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART  I  FINANCIAL  STATEMENTS

Item 1. Financial  Statements


                         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                                   CONSOLIDATED  BALANCE  SHEETS


                                                                  Jun. 30, 1997            Dec. 31, 1996
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT ASSETS
 Cash  and  equivalents                                           $  1,405,393             $  3,802,874
 Accounts  receivable-net of allowance for doubtful accounts
      of $195,840 at Jun. 30, 1997 and Dec. 31, 1996                   195,675                   98,769
 Notes Receivable-related parties                                      333,000                  300,000
 Notes  receivable                                                      12,000                   12,000
 Interest receivable                                                     6,979                        0
 Inventory-net of valuation allowance                                3,795,004                3,340,120
 Prepaid  expenses                                                     222,110                  227,409
                                                                  -------------            -------------
              TOTAL  CURRENT  ASSETS                                 5,970,161                7,831,172


PROPERTY, PLANT AND EQUIPMENT

 Building                                                            1,442,423                1,442,423
 Land                                                                  246,250                  246,250
 Construction in process                                             1,323,067                1,240,320
 Leasehold improvements                                              1,192,855                1,157,239
 Furniture, fixtures and equipment                                     797,100                  735,962
 Machinery and equipment                                             4,918,232                4,386,364
                                                                  -------------            -------------
    Subtotal                                                         9,919,927                9,208,558

  Less accumulated depreciation                                      3,088,110                2,670,207
                                                                  -------------            -------------

                                                                     6,831,817                6,538,351

OTHER  ASSETS
 Notes  receivable  -  related  parties                                145,900                   95,900
 Interest receivable - related parties                                  59,747                   53,958
 Patents,  net  of  amortization                                         8,931                   11,097
 Other  assets                                                          12,026                   13,513
                                                                  -------------            -------------
                                                                       226,604                  174,468
                                                                  -------------            -------------
              TOTAL   ASSETS                                      $ 13,028,582             $ 14,543,991
                                                                  =============            =============


Note: The Balance Sheet at December 31, 1996 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  BALANCE  SHEETS

                           (CONTINUED)


                                                                  Jun. 30, 1997            Dec. 31, 1996
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
Current Liabilites
 Accounts  payable                                                $    917,484             $  1,035,171
 Current portion of long-term debt                                      22,530                   30,478
 Current portion of capital lease obligations                           64,172                   48,944
 Debentures payable                                                  3,800,000                4,600,000
 Accrued  liabilities                                                  396,481                  148,303
 Escrow payable                                                          2,700                    2,700
 Deferred revenue on contract billings                                 105,000                  180,000
                                                                  -------------            -------------
             TOTAL   CURRENT  LIABILITIES                            5,308,367                6,045,596


LONG-TERM LIABILITIES

 Capital lease obligations                                           2,684,617                2,660,730
 Long-term debt                                                         18,766                   38,997
                                                                  -------------            -------------
                                                                     2,703,383                2,699,727

UNRELATED INVESTORS' INTEREST IN SUBSIDIARY                          1,656,674                1,881,437

STOCKHOLDERS'  EQUITY
 Common  stock,  par  value  $.10  per  share,
   authorized 100,000,000  shares,  issued  and
   outstanding  71,695,466  at  Jun. 30, 1997  and
   49,213,790 at Dec. 31, 1996                                       7,169,546                4,921,379
 Additional  paid-in  capital                                       90,171,749               80,704,749
 Warrants                                                            6,900,298                6,907,162
 Accumulated  deficit                                             (100,881,435)             (88,616,059)
                                                                  -------------            -------------
           TOTAL  STOCKHOLDERS'  EQUITY                              3,360,158                3,917,231
                                                                  -------------            -------------


TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    $ 13,028,582             $ 14,543,991
                                                                  =============            =============
Note: The  Balance  Sheet  at  December 31,  1996  has  been derived  from  audited  financial  statements  at  that  date.

See  notes  to  consolidated  financial  statements.

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                 (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              1997            1996           1997              1996
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                   $   515,884     $   222,388      $  366,563       $  196,788
   Interest income                                              70,249          92,257          30,030           40,015
   Other  income                                                 3,980           2,657           3,980            2,657
                                                         --------------  --------------  --------------   --------------

                                                               590,113         317,302         400,573          239,460


Costs  and  expenses
   Cost  of  products  sold                                    323,050          93,750         238,575           80,062
   Research  and  development                                3,921,661       4,740,303       2,005,829        3,319,785
   Selling,  general  and  administrative                    6,600,650       3,787,716       3,957,896          973,651
   Warrant extensions - Subsidiary                           4,014,375       6,915,000         299,375        3,456,000
   Interest  expense                                           143,402          10,824          64,566            6,134
                                                         --------------  --------------  --------------   --------------

                                                            15,003,138      15,547,593       6,566,241        7,835,632
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (14,413,025)    (15,230,291)     (6,165,668)      (7,596,172)

Unrelated investors' interest in net loss
 of subsidiary                                               2,147,649       3,583,135         236,019        1,817,410
                                                         --------------  --------------  --------------   --------------


   Net  loss                                              ($12,265,376)   ($11,647,156)    ($5,929,649)     ($5,778,762)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.21)         ($0.29)         ($0.10)          ($0.14)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              1997            1996           1997              1996
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($12,265,376)   ($11,647,156)    ($5,929,649)     ($5,778,762)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            420,069         300,623         206,678          153,486
    Unrelated  investors'  interest  in  subsidiary         (2,147,649)     (3,583,135)       (236,019)      (1,817,410)
    Warrant extensions by subsidiary                         4,014,375       6,915,000         299,375        3,456,000
    Stock issued in exchange for services                      864,565          17,200         846,196           17,200
    Stock issued in exchange for services by subsidiary            600           7,000             600                0
    (Increase) in receivables                                  (96,906)       (434,170)        (64,820)        (425,700)
    (Increase) in inventories                                 (454,884)     (1,116,593)       (105,219)        (207,800)
    (Increase) decrease in  prepaid  expenses                   55,299         (50,309)         46,671          (36,806)
    Decrease  in  other  assets                                  1,487               0           1,467            2,279
    (Decrease) in  accounts  payable                          (117,687)     (1,281,818)        (52,866)         (39,310)
    (Decrease) increase in  other  liabilities                 334,627          (1,538)        299,575           (6,665)
    (Decrease) in deferred revenue on contract billing         (75,000)              0         (75,000)               0
                                                         --------------  --------------  --------------   --------------

     Net  cash  flow  used  by  operating activities        (9,466,480)    (10,874,896)     (4,763,011)      (4,683,488)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:

    Purchase  of  property, plant and equipment               (711,369)       (587,573)       (382,129)        (488,978)
    (Increase) in  notes  receivable                           (83,000)              0               0                0
    (Increase) in interest receivable                          (12,768)              0          (5,474)               0
    (Increase) in  other  assets                                     0          (5,694)              0                0
                                                         --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities          (807,137)       (593,267)       (387,603)        (491,232)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:

  Net proceeds  from  sale  by  subsidiaries  of
   its  common  stock                                                0         (97,427)              0         (257,499)
  Proceeds  from  stock  offering                                    0      11,533,672               0        4,401,975
  Net proceeds from sales of Preferred stock-Series B        2,027,000               0               0                0
  Proceeds  from  warrants  exercised                           38,200          30,600          38,200           30,600
  Proceeds  from  warrants  exercised-subsidiary                     0           2,000               0            2,000
  Net (decrease) increase in notes payable                     (28,179)          1,399          (6,607)           4,641
  Proceeds from debentures payable                           5,800,000               0       4,800,000                0
  Payments on capital lease obligations                         39,115               0         (18,791)               0
                                                         --------------  --------------  --------------   --------------


     Net  cash  provided  by  financing  activities          7,876,136      11,470,244       4,812,802        4,181,717
                                                         --------------  --------------  --------------   --------------


  Increase (decrease)  in  cash  and  equivalents           (2,397,481)          2,081        (337,812)        (993,003)
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period             3,802,874       3,204,501       1,743,205        4,199,585
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                  $1,405,393      $3,206,582      $1,405,393       $3,206,582
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.

                NOTES TO FINANCIAL STATEMENTS

                 BIOCONTROL TECHNOLOGY, INC.


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 99.4% owned subsidiary, Barnacle Ban Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 1997, and June 30, 1996, were 57,253,388 and 40,044,567 , respectively.

NOTE C - Stockholders Equity

      During the three months ended June 30, 1997, the Company sold $4,800,000 in Subordinate Convertible Debentures to entities which are not a U.S. person as that term is defined in Rule 902(O) of Regulation S and were not saleable or convertible for a minimum of 90 days from issuance. In addition, warrants were exercised to purchase 152,800 shares of common stock and 1,429,000 shares were granted for services rendered. (See "Management's Discussion and Analysis").

NOTE D - Stockholders Equity - Subsidiary

      During the period ending June 30, 1997, the Company's subsidiary, Diasense Inc., extended the exercise date of warrants to purchase 119,750 shares of common stock to certain directors and employees. The warrants were originally granted at an exercise price of $1.00 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $299,375 expense for the difference between the fair market value and the warrant price times the number of shares.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

      Cash decreased from $3,802,874 at December 31, 1996 to $1,405,393 at June 30, 1997. This decrease was attributable to the Company's $7,876,136 provided by financing activities against $9,466,480 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor) and general and administrative expenses. The Company also had net cash used by investing activities of $807,137, which includes capitalized leases on manufacturing facilities for the Sensor.

     During the three month period, the Company continued to fund operations solely from sales of its convertible debentures. This aggregated $4,295,949 net to the Company. Proceeds from the sales were primarily used to continue to fund the Company's research and development projects and to provide working capital for the Company.

Results of Operations

     Sales during the second quarter increased from $196,788 in 1996 to $366,563 in 1997 and increased from $222,388 for the six month period ended June 30, 1996 to $515,884 for the six month period ended June 30, 1997. The increase was primarily due to the sales of the Company's Functional Electrical Stimulators.

      Interest income decreased during the second quarter from $40,015 in 1996 to $30,030 in 1997 and from $92,257 for the six month period ended June 30, 1996 to $70,249 for the six month period ended June 30, 1997. The decrease was due to the Company's having less cash to invest during 1997 than 1996.

      Costs of Products Sold increased during the second quarter from $80,062 in 1996 to $238,575 in 1997 and increased from $93,750 for the six month period ended June 30, 1996 to $323,050 for the six month period ended June 30, 1997. The increase was primarily due to the Company's sales of the Functional Electrical Stimulators.

      Research and Development expenses decreased during the second quarter from $3,319,785 in 1996 to $2,005,829 in 1997 and from $4,740,303 for the six month period ended June 30, 1996 to $3,921,661 for the six month period ended June 30, 1997. The decrease was primarily due to the Company's decrease of purchased equipment related to Sensor research and development.

Management's Discussion and Analysis of Financial Condition and Cash Flows-Continued

Results of Operations - Continued

      Selling, General and Administrative expenses increased during the second quarter from $973,651 in 1996 to $3,957,896 in 1997 and from $3,787,716 for the six month period ended June 30, 1996 to $6,600,650 for the six month period ended June 30, 1997. The increase was primarily due to approximately $1,025,000 in international marketing efforts and $570,000 in commissions relating to the cost of acquiring additional capital. Also, the Company's subsidiaries, Petrol Rem and Barnacle Ban increased their sales and marketing efforts by hiring additional sales personnel and the Company experienced startup costs and redistribution of labor due to the new $1,210,000 contract with NeuroControl.

      Interest expense increased during the second quarter from $6,134 in 1996 to $64,566 in 1997 and from $10,824 for the six month period ended June 30, 1996 to $143,402 for the six month period ended June 30, 1997. The increase was
primarily   due  to  the  Company's  average   increase   in
convertible debentures.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits
     (B)  Reports on Form 8-K
          (1) A report on form 8-K dated April 7, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated April 14, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (3) A report on form 8-K dated April 24, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit.

          (4) A report on form 8-K dated May 2, 1997, with respect to Item 5 other events and Item 6, and Item 7 (c), Exhibit.

          (5) A report on form 8-K dated May 8, 1997, with respect to Item 5 other events and Item 6, and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated May 14, 1997, with respect to Item 5 other events and Item 6, and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated May 21, 1997, with respect to Item 5 other events and Item 6, and Item 7 (c), Exhibit.

          (8) A report on form 8-K dated June 3, 1997, with respect to Item 5 other events and Item 6, and Item 7 (c), Exhibit.

     (B)  Reports on Form 8-K
          (9) A report on form 8-K dated June 18, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit

          (10) A report on form 8-K dated July 15, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit

          (11) A report on form 8-K dated July 17, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit

          (12) A report on form 8-K dated July 23, 1997, with respect to Item 5 other events and Item
               6, and Item 7 (c), Exhibit

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 1997.


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/ Fred E. Cooper
                                   Fred E. Cooper
                                   CEO and Director (principal financial
                                   officer and principal accounting
                                   officer)