Form 10-Q
period 1997-09-30
BIOCONTROL TECHNOLOGY INC
filed 1997-11-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended                  September 30, 1997
                                                   ------------------
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

     As of September 30, 1997, 95,754,826 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART  I  FINANCIAL  STATEMENTS

Item 1. Financial  Statements


                         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                                   CONSOLIDATED  BALANCE  SHEETS


                                                                  Sep. 30, 1997            Dec. 31, 1996
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT ASSETS
 Cash  and  equivalents                                           $  8,184,498             $  3,802,874
 Accounts  receivable-net of allowance for doubtful accounts
      of $0 at Sep. 30, 1997 and $195,840 Dec. 31, 1996                266,946                   98,769
 Notes receivable-related parties                                      408,000                  300,000
 Notes  receivable                                                      12,000                   12,000
 Interest receivable                                                     7,069                        0
 Inventory-net of valuation allowance                                3,942,658                3,340,120
 Prepaid  expenses                                                     200,441                  277,409
                                                                  -------------            -------------
              TOTAL  CURRENT  ASSETS                                13,021,612                7,831,172


PROPERTY, PLANT AND EQUIPMENT
 Building                                                            1,442,423                1,442,423
 Land                                                                  246,250                  246,250
 Construction in process                                             1,350,635                1,240,320
 Leasehold improvements                                              1,194,374                1,157,239
 Furniture, fixtures and equipment                                     797,211                  735,962
 Machinery and equipment                                             5,227,693                4,386,364
                                                                  -------------            -------------
    Subtotal                                                        10,258,586                9,208,558

  Less accumulated depreciation                                      3,314,089                2,670,207
                                                                  -------------            -------------

                                                                     6,944,497                6,538,351

OTHER  ASSETS
 Notes  receivable  -  related  parties                                145,900                   95,900
 Interest receivable - related parties                                  63,323                   53,958
 Patents,  net  of  amortization                                         7,848                   11,097
 Other  assets                                                          11,426                   13,513
                                                                  -------------            -------------
                                                                       228,497                  174,468
                                                                  -------------            -------------
              TOTAL   ASSETS                                      $ 20,194,606             $ 14,543,991
                                                                  =============            =============


Note: The Balance Sheet at December 31, 1996 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  BALANCE  SHEETS

                           (CONTINUED)


                                                                  Sep. 30, 1997            Dec. 31, 1996
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT LIABILITIES
 Accounts  payable                                                $    512,502             $  1,035,171
 Current portion of long-term debt                                      20,864                   30,478
 Current portion of capital lease obligations                           66,667                   48,944
 Debentures payable                                                  9,260,000                4,600,000
 Accrued  liabilities                                                  214,021                  148,303
 Escrow payable                                                          2,700                    2,700
 Deferred revenue on contract billings                                 105,000                  180,000
                                                                  -------------            -------------
             TOTAL   CURRENT  LIABILITIES                           10,181,754                6,045,596


LONG-TERM LIABILITIES
 Capital lease obligations                                           2,667,036                2,660,730
 Long-term debt                                                         13,652                   38,997
                                                                  -------------            -------------
                                                                     2,680,688                2,699,727

UNRELATED INVESTORS' INTEREST IN SUBSIDIARY                          1,478,110                1,881,437

STOCKHOLDERS'  EQUITY
 Common  stock,  par  value  $.10  per  share,
   authorized 150,000,000  shares,  issued  and
   outstanding  95,754,826  at  Sep. 30, 1997  and
   49,213,790 at Dec. 31, 1996                                       9,575,483                4,921,379
 Additional  paid-in  capital                                       95,514,773               80,704,749
 Warrants                                                            6,396,994                6,907,162
 Accumulated  deficit                                             (105,633,196)             (88,616,059)
                                                                  -------------            -------------
           TOTAL  STOCKHOLDERS'  EQUITY                              5,854,054                3,917,231
                                                                  -------------            -------------


TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    $ 20,194,606             $ 14,543,991
                                                                  =============            =============
Note: The  Balance  Sheet  at  December 31,  1996  has  been derived  from  audited  financial  statements  at  that  date.

See  notes  to  consolidated  financial  statements.

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                 (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              1997            1996           1997              1996
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                   $   720,074     $   460,333      $  204,190       $  237,945
   Interest income                                              93,846         131,646          23,597           39,389
   Other  income                                                 4,119           2,657             139                0
                                                         --------------  --------------  --------------   --------------

                                                               818,039         594,636         227,926          277,334


Costs  and  expenses
   Cost  of  products  sold                                    443,320         232,742         120,270          138,992
   Research  and  development                                5,463,301       6,754,378       1,541,640        2,014,075
   Selling,  general  and  administrative                   10,009,346       6,432,168       3,408,696        2,646,883
   Warrant extensions                                                0           2,668               0            2,668
   Warrant extensions - Subsidiary                           4,014,375       6,999,033               0           84,033
   Interest  expense                                           231,047          52,637          87,645           41,813
                                                         --------------  --------------  --------------   --------------

                                                            20,161,389      20,473,626       5,158,251        4,928,464
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (19,343,350)    (19,878,990)     (4,930,325)      (4,651,130)

Unrelated investors' interest in net loss
 of subsidiary                                               2,326,213       3,785,559         178,564          202,424
                                                         --------------  --------------  --------------   --------------


   Net  loss                                              ($17,017,137)   ($16,093,431)    ($4,751,761)     ($4,448,706)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.27)         ($0.39)         ($0.08)          ($0.11)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                              1997            1996           1997              1996
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($17,017,137)   ($16,093,431)    ($4,751,761)     ($4,448,706)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            647,131         374,741         227,062          180,052
    Unrelated  investors'  interest  in  subsidiary         (2,326,213)     (3,785,559)       (178,564)        (202,424)
    Warrant extensions                                               0           2,668               0            2,668
    Warrant extensions by subsidiary                         4,014,375       6,999,033               0           84,033
    Stock issued in exchange for services                      888,710          17,200          24,145                0
    Stock issued in exchange for services by subsidiary            600           7,000               0                0
    (Increase) decrease in receivables                        (168,177)         89,736         (71,271)         518,906
    (Increase) in inventories                                 (602,538)     (1,488,496)       (147,654)        (371,903)
    (Increase) decrease in  prepaid  expenses                   76,968          (5,180)         21,669           45,129
    Decrease in other assets                                     2,087               0             600                0
    (Decrease) increase in accounts payable                   (522,667)     (1,068,574)       (404,980)         213,244
    Decrease (increase) in  other  liabilities                 193,677         (52,648)       (140,950)         (51,110)
    Decrease in deferred revenue on contract billings          (75,000)       (111,200)              0         (111,200)
                                                         --------------  --------------  --------------   --------------

     Net  cash  flow  used  by  operating activities       (14,888,184)    (15,114,710)     (5,421,704)      (4,141,311)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment             (1,050,028)     (3,471,034)       (338,659)      (2,989,395)
    (Increase) in  notes  receivable                          (158,000)        (25,000)        (75,000)         (25,000)
    (Increase) in interest receivable                          (16,434)         (7,404)         (3,666)          (1,710)
                                                         --------------  --------------  --------------   --------------

    Net cash provided (used) by investing activities        (1,224,462)     (3,503,438)       (417,325)      (3,016,105)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds  from  sale  by  subsidiaries  of
   its  common  stock                                                0         (77,815)              0           19,611
  Proceeds  from  stock  offering                                    0      11,850,528               0          319,288
  Net proceeds from sale of Preferred stock-Series A                 0       1,840,000               0        1,840,000
  Net proceeds from sale of Preferred stock-Series B         2,027,000               0               0                0
  Cash redemption at par - Preferred stock                           0          (7,300)              0           (7,300)
  Proceeds  from  warrants  exercised                           38,200          25,600               0                0
  Proceeds  from  warrants  exercised-subsidiary                     0           2,000               0                0
  Net (decrease) increase in notes payable                     (34,959)        120,803          (6,780)         119,404
  Proceeds from debentures payable                          18,440,000       2,000,000      12,640,000        2,000,000
  Net (decrease) increase on capital lease obligations          24,029       2,578,415         (15,086)       2,578,415
                                                         --------------  --------------  --------------   --------------


     Net  cash  provided  by  financing  activities         20,494,270      18,332,231      12,618,134        6,869,418
                                                         --------------  --------------  --------------   --------------

  Increase (decrease)  in  cash  and  equivalents            4,381,624        (285,917)      6,779,105         (287,998)
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period             3,802,874       3,204,501       1,405,393        3,206,582
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                  $8,184,498      $2,918,584      $8,184,498       $2,918,584
                                                         ==============  ==============  ==============   ==============

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

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 1997, and September 30, 1996, were 62,461,671 and 41,131,277, respectively.

NOTE C - Stockholders Equity

      During the three months ended September 30, 1997, the Company sold $12,640,000 in Subordinate Convertible Debentures to entities which are not a U.S. person as that term is defined in Rule 902(O) of Regulation S and were not saleable or convertible for a minimum of 90 days from issuance. In addition, 62,000 shares of common stock were granted for
services   rendered.    (See  "Management's   Discussion   and
Analysis").

                 BIOCONTROL TECHNOLOGY, INC.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

      Cash increased from $3,802,874 at December 31, 1996, to $8,184,498 at September 30, 1997. This increase was primarily attributable to the Company's sale of $18,440,000 in Subordinate Convertible Debentures. During the period ended September 30, 1997, the Company had $14,888,184 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor) and general and administrative expenses. The Company also had net cash used by investing activities of $1,224,462, which includes capitalized leases on manufacturing facilities for the Sensor.

      During the three month period, the Company continued to fund operations solely from sales of its convertible debentures. This aggregated $11,264,875 net to the Company. Proceeds from the sales were primarily used to continue to fund the Company's research and development projects and to provide working capital for the Company.

Results of Operations

     Sales during the third quarter decreased from $237,945 in 1996 to $204,190 in 1997 and increased from $460,333 for the nine month period ended September 30, 1996 to $720,074 for the nine month period ended September 30, 1997. The decrease and increase were primarily due to that period's fluctuation in sales of its Functional Electrical Stimulators.

      Interest income decreased during the third quarter from $39,389 in 1996 to $23,597 in 1997 and from $131,646 for the nine month period ended September 30, 1996 to $93,846 for the nine month period ended September 30, 1997. The decrease was due to the Company's having less cash to invest during 1997 than 1996.

     Costs of Products Sold decreased during the third quarter from $138,992 in 1996 to $120,270 in 1997 and increased from $232,742 for the nine month period ended September 30, 1996 to $443,320 for the nine month period ended September 30, 1997. The decrease and increase were primarily due to that period's fluctuation in sales of its Functional Electrical Stimulators.

      Research and Development expenses decreased during the third quarter from $2,014,075 in 1996 to $1,541,640 in 1997 and from $6,754,378 for the nine month period ended September 30, 1996 to $5,463,301 for the nine month period ended September 30, 1997. The decrease was primarily due to the Company's decrease of expenditures related to Sensor research and development.

Management's Discussion and Analysis of Financial Condition and Cash Flows - Continued

Results of Operations continued

      General and Administrative expenses increased during the third quarter from $2,646,883 in 1996 to $3,408,696 in 1997 and from $6,432,168 for the nine month period ended September 30, 1996 to $10,009,346 for the nine month period ended September 30, 1997. The increase was primarily due to approximately $1,025,000 in international marketing efforts and approximately $2,000,000 in commissions relating to the cost of acquiring additional capital. Also, the Company's subsidiaries, Petrol Rem and Barnacle Ban increased their sales and marketing efforts by hiring additional sales personnel and the Company experienced startup costs and redistribution of labor due to the new $1,210,000 contract with NeuroControl.

     Interest expense increased during the third quarter from $41,813 in 1996 to $87,645 in 1997 and from $52,637 for the nine month period ended September 30, 1996 to $231,047 for the nine month period ended September 30, 1997. The increase was primarily due to the Company's increased use in convertible debentures as a means to generate capital.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated July 15, 1997, with respect to Item 5 other events.

          (2) A report on form 8-K dated July 17, 1997, with respect to Item 5 other events.

          (3) A report on form 8-K dated July 23, 1997, with respect to Item 5 other events.

          (4) A report on form 8-K dated July 24, 1997, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (5) A report on form 8-K dated August 12, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (6) A report on form 8-K dated August 19, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (7) A report on form 8-K dated August 26, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

PART II - OTHER INFORMATION Continued

Item 6.        Exhibits and Reports on Form 8-K Continued

     (B)  Reports on Form 8-K Continued

          (8) A report on form 8-K dated September 11, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (9) A report on form 8-K dated September 15, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (10) A report on form 8-K dated September 22, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (11) A report on form 8-K dated September 30, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (12) A report on form 8-K dated October 31, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (13) A report on form 8-K dated October 31, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (14) A report on form 8-K dated November 3, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (15) A report on form 8-K dated November 4, 1997, with respect to Item 5 other events and Item 7
               (c), Exhibit.

     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 1997.


                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                    Fred E. Cooper
                                    CEO