Form 10-K
period 1997-12-31
BIOCONTROL TECHNOLOGY INC
filed 1998-03-30
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For the Fiscal Year Ended 12/31/97  Commission File Number 0-10822

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1998:

              Common Stock, $.10 par value -- $ 22,562,581

As of December 31, 1997, 138,583,978 shares of common stock, par value $.10 per share, were outstanding. As of December 31, 1997, no shares of preferred stock, par value $10 per share, were outstanding.

                Exhibit index is located on pages 34 to 37.

Item 1.  Business

General Development of Business

Biocontrol Technology, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. and is referred to herein as "BICO" or the "Company". BICO's operations are located at 300 Indian Springs Road, Indiana, PA, and its administrative offices are located at 2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA. The Company is developing the Noninvasive Glucose Sensor with Diasense, Inc., its 52% owed subsidiary. Where applicable, BICO and Diasense will be referred to herein as the "Companies".

The primary business of the Company is the development of new devices which include models of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor"), an implantable port for drug delivery and hemodialysis use, a polyurethane heart valve, procedures relating to the use of whole-body extracorporeal hyperthermia in the treatment of cancer and the human immunodeficiency virus ("HIV"), bioremediation products, and a paint product which is designed to prevent the buildup of certain substances on underwater surfaces. In addition, the Company is currently manufacturing and selling
functional electrical stimulators.   In early 1998, the Company acquired a
majority interest in a company which manufactures and sells metal coating products.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, research and development and results of the Company's business include the following: additional delays in the research, development and FDA marketing approval of the Noninvasive Glucose Sensor; delays in the manufacture or marketing of the Company's other products and medical devices; the Company's future capital needs and the uncertainty of additional funding; BICO's uncertainty of additional funding; competition and the risk that the Noninvasive Glucose Sensor or its other products may become obsolete; the Company's continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to the Company's patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the Sensor and other medical devices and the general uncertainty of the health care industry; the Company's limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of the Company's various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against the Company; the ability of the Company to maintain a national listing for its common stock; and the dilution of the Company's common stock.


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

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent have been purchased by Diasense from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to such patent to Diasense. Additional concepts to improve the capability of the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of March 1998, a total of five U.S. and six foreign patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasense (See, "Intercompany Agreements").

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

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensor 1000. BICO and Diasense announced that they remained committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

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

Since the Diasensor 1000 will be calibrated individually, each instrument will be sold by prescription only in the U.S. and will be calibrated in the patient s home. This feature may limit the marketability of the Diasensor 1000, and, if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Due to continued delays of the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies have also focused their efforts on obtaining approval to market the Diasensor 1000 overseas. The Companies are in the process of obtaining a CE mark, which will facilitate sales in Europe. As discussed below, in connection with obtaining a CE mark, BICO has been awarded ISO 9001 certification, and continues to work with its European consultants to expedite the process as much as possible. BICO, as designer and manufacturer of the device, was recently audited for ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a conformity assessment of BICO s quality system. BICO has received certification to ISO 9001, a standard defined by the International Organization for Standardization ( ISO ), evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. The certificate formalizing the ISO 9001 certification was received by BICO on January 14, 1998. In February and March, 1998, BICO submitted its technical file on the Diasensor to TUV in order to satisfy requirements of the European Medical Device Directive. Once satisfied, BICO will receive approval to apply a CE mark to the device. Much like an Underwriters Laboratory UL mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to quality systems of the ISO and the European Committee for Standardization. The CE mark will permit the Companies to sell the Diasensor and other medical products in Europe.

With regard to marketing the device within the United States, the Companies continue to work with the FDA to obtain approval. A revised 510(k) Notification was submitted in October, 1996, and was followed by continued discussions with the FDA. During 1997, the Company continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000, which commenced in early 1997. The Companies plan to resubmit a 510(k) Notification after it obtains the CE mark and all the data has been analyzed. As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.

Although the Company's research and development team continues to meet with and work closely with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor 1000 in the United States. The Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. After introduction of the Diasensor 1000, BICO plans to finalize the development of the Diasensor 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensor 2000 may be subject to the same regulatory testing and approval process as was required for the Diasensor 1000.

Diasense is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasense plans to market the Noninvasive Glucose Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing
and distribution of the Noninvasive Glucose Sensor.   Due to the current
vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1997 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

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

In connection with this project, BICO created a subsidiary, Petrol Rem, Inc. ("Petrol Rem"). Petrol Rem's officers and directors include Anthony J. Feola and Fred E. Cooper, who are also directors and/or officers of BICO and its other affiliates.

Part of Petrol Rem s initial research and development involved field testing supervised by the National Environmental Technology Applications Corporation ("NETAC"), a group endorsed by the Environmental Protection Agency (the "EPA"), to determine whether the product is effective. As a result of such testing, NETAC reported positive results regarding the effectiveness of the product.

PRP  is now being manufactured and marketed for use in water and on solid
surfaces in the form of Petrol Rem's OIL BUSTER   product, which is used for
small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops.

The product system is listed on the EPA's National Contingency Plan ("NCP") Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRP successfully passed the Tier II efficacy test conducted by NETAC, the product was requalified for listing on the NCP. Management believes that this requalification process will limit the number of products available for use in clean-up projects. As illustrative evidence, management notes that only thirteen of the original fifty-three products in the bioremediation agents category remain listed.

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

Because two of Petrol Rem's largest target marketing regions are Texas/Louisiana and Florida, Petrol Rem has been warehousing PRP in those areas.

Petrol Rem has also completed development of a new spray applicator for its PRP product. The new applicator is a light-weight, portable unit which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites which were impossible to reach with the previous applicator.

In addition to PRP , Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOK , which is PRP contained in a 10" fabric tube, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOK , when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO-SOK helps to keep waters clear. In addition, BIO-SOK helps to eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited.

In July 1996, the Company's PRP and BIO-SOK products were selected by the National Aeronautics and Space Administration ("NASA") to be featured as spinoff technology under its technology transfer program, which seeks to recognize unique civilian adaptations of NASA technology. The products were part of NASA displays at major trade shows.

In October 1996, the Company announced that its BIO-SOK Bilge Maintenance System had won a 1996 Innovation Award at the International Marine Trades Exhibit and Convention ("IMTEC"), which is held by the National Marine Manufacturers Association (the "NMMA"). The award was conferred by a panel of experts which evaluated a field of approximately fifty seven entrants in the "Accessories and Trailers" category. The NMMA cited the BIO-SOK 's simplicity of use and commended the product as on the "frontier of technology".

In December 1996, Petrol Rem announced that the BIO-SOK had been chosen by Boating, one of the largest pleasure boating magazines in the world, for use in all of the boats tested for its magazine. Boating, which tests over 100 boats
each year, called the BIO-SOK    one impressive new product .  In February
1997, BIO-SOK was given a 1997 Innovation Award by the well-known trade magazine Motorboating and Sailing.

BIO-SOK is guaranteed, lasts for an entire boating season, and is available from quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia, and is recommended by the Canadian Coast Guard.

Petrol Rem has also developed OIL BUSTER  , which is a mixture of PRP  and an
absorbent material.  OIL BUSTER   is used to clean up and remediate oil spills
on hard surfaces.

Petrol Rem's BIO-BOOM product is used in water clean-up projects. The product is a 3" x 10' fabric tube which is filled with PRP , and is used to both contain and biodegrade contaminants in water. BIO-BOOM is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

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

As a result of marketing efforts in Abu Dhabi, UAE from December 1997, Petrol Rem was invited to demonstrate the efficacy of PRP . A recent spill in Umm Al Qaiwain afforded Petrol Rem a field application in a mangrove site and beach front property. These applications were made in February of 1998 and are presently being evaluated. Future presentations/applications are scheduled with ADNOC (Abu Dhabi National Oil Company).

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $8,499,000 on this project through December 31, 1997.

Whole-Body Extracorporeal Hyperthermia

BICO is currently funding a project with HemoCleanse, Inc. ("HemoCleanse"), an unaffiliated company located in Lafayette, Indiana. In connection with this project, BICO formed a wholly-owned subsidiary, IDT, Inc. IDT's executive officers and directors include Glenn Keeling, who is also an officer and director of BICO.

IDT and HemoCleanse are currently engaged in a project which involves the experimental use of a delivery system, the ThermoChem System , for perfusion-induced systemic hyperthermia ( PISH ) to treat persons with certain
types of cancer and HIV/AIDS.    HemoCleanse is an Indiana corporation with
offices located at 2700 Kent Avenue, West Lafayette, Indiana 47906. HemoCleanse designs, manufactures and markets products that treat blood outside the body to remove toxins and simultaneously balance blood chemistries. HemoCleanse believes that its systems are unique in being able to selectively remove both small, intermediate and protein-bound toxins, and to provide extracorporeal hyperthermia to selectively kill infected or rapidly dividing cells without the risk of electrolyte imbalances.

HemoCleanse has developed two models of the device. The BioLogic-DT is designed for use as a detoxifier for the treatment of drug overdose and was approved for marketing in the United States by the FDA in September 1994. The ThermoChem System , which incorporates this technology, is designed for use in the hyperthermia procedure. The ThermoChem System is used in IDT s clinical trials.

Perfusion-induced systemic hyperthermia, a form of whole-body hyperthermia, achieved through extracorporeal blood heating ( PISH ) involves heating the patient s blood outside the body to approximately 48 degrees centigrade and returning it back to the body, thus raising the body s core temperature to the desired treatment temperature up to a maximum of 42.5 degrees centigrade.
Blood passes a roller pump which sends it onward to the heat exchanger where indirect heating of the blood occurs, raising the outside blood temperature to approximately 48 degrees centigrade. A portion of the blood passes through a T-connection to the ThermoChem-SB, located between the roller pump and the heat exchanger, where it is chemically balanced on a real-time basis and then returned to the blood flow path before it reaches the heat exchanger. Continually circulating blood is returned to the patient at 46 degrees centigrade, gradually raising the patient s core body temperature to the desired treatment temperature, which is measured by various temperature probes throughout the body. Experimentation outside the United States to date, to the best knowledge of the Company, has been somewhat limited and not well-documented. IDT, and IDT s Scientific and Medical Advisory Board believe that once a safe delivery system is established, serious, extensive and well-documented testing will determine whether PISH can be used as an effective treatment for persons with clinical cancer or HIV.

Although other entities have experimented with the use of PISH, one significant problem has been the safe delivery of the procedure. IDT believes that the improvements inherent to their ThermoChem System increase the safety of the procedure. The ThermoChem System incorporates a single access device, utilizing a parallel plate, cellulosic membrane dialyzer and a unique sorbent suspension which can effectively remove a wide range of chemicals and toxins from the blood, while maintaining a balance of electrolytes and important nutrients. The system is also comprised of several specially integrated devices that perform blood propulsion, water heating and cooling to control extracorporeal blood temperature, air embolism detection, auxiliary unit roller pump occlusion detection, catheter access occlusion, and monitoring and recording of cardiac output and patient temperatures.

As a result, IDT believes that they have taken a significant step towards the creation of a safe delivery system. Although there can be no assurances that the ThermoChem System is safe for all humans, clinical trials to date have confirmed that the humans tested were able to safely tolerate PISH at a core temperature of 42 degrees centigrade for two hours. Based in part upon the results of its initial clinical trials, the FDA has approved additional clinical trials.

The ThermoChem System is a combination of three system components: 1) the ThermoChem-HT, which circulates and heats blood extracorporeally up to approximately 48 C and monitors the patient s core temperature, which provides constant up to the minute access information on the status of the patient; 2) the ThermoChem-SB, which can effectively remove a wide range of chemicals and toxins from the blood, while maintaining a balance of electrolytes and important nutrients; and 3) the Disposable Kit, which contains the patented sorbent suspension, as well as temperature probes, catheters, and tubing set, etc. .

The ThermoChem System s specifications include an extracorporeal continuous blood circuit, a blood flow rate of 2000 ml/minute maximum, an integrated device which heats blood outside the body to approximately 48 degrees centigrade and core temperature to a maximum of 42.5 degrees centigrade, and a sorbent suspension system where optimum chemical transfer between the blood and sorbent is attained, which balances critical blood chemistries.

Pre-clinical trials were conducted on six swine to assure safety at an increased flow rate and maintenance of a higher core temperature of 43 degrees centigrade for a period of two hours. This study concluded that blood chemistries were normalized with the use of the ThermoChem System . In November 1996, the Companies submitted an IDE application to the FDA for a study utilizing the ThermoChem System for PISH for metastatic non-small cell lung cancer. This protocol was developed by the University of Texas in Galveston. The FDA responded in December 1996 with an approval to conduct a Phase I trial. The University of Texas Institutional Review Board (IRB) granted approval of this study in May 1997.

On September 11, 1997, IDT entered into an agreement with the University of Texas Medical Branch at Galveston (UTMB) to begin a human clinical trial in October 1997. The trial will utilize the ThermoChem System and disposables to deliver perfusion-induced systemic hyperthermia to treat patients with metastatic non-small cell lung cancer.

One of the objectives of this Phase I trial is to evaluate the ThermoChem System for the use in the treatment of metastatic non-small cell lung cancer with regard to patient selection, tumor response, patient performance status, and patient survival. The follow-up of the patients is patterned after the Southwest Oncology Group protocols, which are considered state-of-the-art studies to follow response of cancer to the therapy.

The study is being conducted at the General Clinical Research Center (GCRC) at UTMB, which is supported by the National Institute of Health (NIH). This is the only PISH study for metastatic non-small cell lung cancer approved by the FDA.

The ThermoChem-HT , a component of the ThermoChem System , which circulates and heats blood extracorporeally up to approximately 48 C and monitors the patient's core temperature, through various temperature probes, and also provides constant up to the minute access information on the patient can be used independently from the ThermoChem System for regional hyperthermia. Regional hyperthermia is utilized where a systemic treatment is not necessary, and isolated limb perfusion, a form of regional hyperthermia, which was developed
40 years ago to treat patients with melanoma and sarcoma of the limb. Preclinical trials are also being conducted for a Phase I trial to involve isolated limb perfusion for melanomas and sarcomas of the limbs.

Pre-clinical trials are being conducted at M.D. Anderson Cancer Center in preparation for a Phase I/II trials to involve thermochemotherapy hemi-perfusion of patients with pelvic or lower extremity recurrences of different types of cancer. These pre-clinical studies are being used to develop the surgical techniques necessary for a clinical trial on humans and to train and familiarize the center s staff in the use of the system.

The Cancer Center Protocol Committee of Bowman Gray School of Medicine has approved a protocol concept to conduct a pilot study investigating the safety of the ThermoChem-HT for intraperitoneal hyperthermic chemotherapy (IPHC) in the treatment of advanced gastrointestinal and ovarian cancers.

The technique of IPHC has been done at Bowman Gray since 1992 utilizing a non-standardized perfusion setup. The ThermoChem-HT can possibly make the technique more efficient with better temperature monitoring and control. An IDE is being submitted to the FDA to conduct this human trial.

IDT s Medical and Scientific Advisory Board consists of the three following professionals. Currently, none of the board members receive a fee for serving on the board, but are reimbursed for expenses incurred.

Corklin R. Steinhart, M.D., Ph.D., is the medical director of special immunology services at Mercy Hospital in Miami, Florida.

Milton B. Yatvin, Ph.D., is a professor in the Radiation & Thermal Biology Division, Department of Radiation Oncology at Oregon Health Sciences University in Portland, Oregon.

Stephen R. Ash, M.D., F.A.C.P., is the Chairman of the Board and Director of Research and Development of HemoCleanse, a corporation located in West Lafayette, Indiana.

The Company has expensed approximately $8,402,000 on this project through December 31, 1997, which includes the Company's acquisition of HemoCleanse common stock, via a purchase of common stock and the conversion of a loan into common stock.

Functional Electrical Stimulators

In 1990, BICO began manufacturing functional electrical stimulators, also referred to as implantable receiver stimulators ("IRS Devices") for Case Western Reserve University in Cleveland, Ohio ("Case Western") pursuant to a $378,000 contract with the Department of Veterans Affairs. The stimulators, which are implanted under the skin, are used to assist individuals disabled as a result of spinal cord injury, stroke, head injury, multiple sclerosis and other neurological disorders by using low levels of electrical stimulation to activate nerves and muscles to function in a specific manner. The IRS Device manufactured by BICO is an implantable device similar to a pacemaker, which is surgically implanted in the chest or abdomen, and acts to replace a damaged or severed nerve and stimulates muscles of the arm or leg to restore hand grasping, arm movement, or standing. The implanted device works in concert with a control stick and transmitting coil which are worn on the torso, and an electronic unit which is carried on the wheelchair.

In late 1994, NeuroControl Corporation in Cleveland, Ohio ("NeuroControl") acquired the rights to Case Western's IRS Devices for hand functions. In February 1995, NeuroControl awarded BICO a $2.2 million contract to build IRS Devices which would be used during the completion of clinical studies and into the commercialization phase of the device. The new contract originally called for the first installment of devices to be delivered over approximately a two-year period beginning in October 1995, with the remaining devices to be delivered in accordance with a schedule to be negotiated. Because of component supply problems, delivery on the initial installment of devices was delayed
until March 1996.   NeuroControl submitted a Pre-Market Approval ("PMA")
application in October 1995 to the FDA to market the IRS Devices. The application was complete except for the manufacturing section which was submitted in December 1996. In August, 1997, NeuroControl received approval from the FDA to market the IRS Device.

BICO expects to complete delivery of the devices on the initial order in the first quarter of 1998. In November 1997, NeuroControl placed a second contract for 400 devices to be delivered in 1998 after the first contract is complete. The value of that contract is $2.146 million. In addition to the contracts for the devices, NeuroControl has placed several purchase orders for ancillary items and services.

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

Other Projects

Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORT Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORT offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. BICO began selling the standard ports during the second quarter of 1997. A second device with a low profile has been developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February, 1998, BICO submitted a supplement to the FDA in response to a request for additional information. The Company is currently developing a dual port device and plans to submit another 510(k) for that device in the near future.

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

In connection with the development of this product, the Company has formed a wholly-owned subsidiary, Barnacle Ban Corporation ("Barnacle Ban"). Barnacle Ban's officers and directors include Fred E. Cooper and Anthony J. Feola, who are officers and directors of BICO and its other affiliates. Barnacle Ban has leased space in Robinson Township, Pennsylvania for its operations. Marketing efforts on the Company's paint products have continued, and the Company is marketing the products from its Pittsburgh, PA and Gaithersburg, MD offices.
In July 1996, the Company announced that it had entered into a five-year exclusive distribution agreement with Pleasure Cove Marina, which is located in Maryland, for Maryland, Virginia, Delaware and the District of Columbia; the agreement contains an agreed- upon minimum purchase requirement.

The trademark and license agreement covers the patents, both granted and pending, to the paint and its application. The agreement sets forth terms which include the minimum payment, in the form of royalties and fees, of $32,500 for the first year, $30,000 for the second year, $42,000 for the third year, $54,000 for the fourth year and $66,000 for the fifth and each successive year. These payments will be minimum royalty payments on six percent (6%) of net sales of the product, plus thirty percent (30%) of all payments received from any sublicensees. The Company has spent approximately $2,525,000 on this project through December 31, 1997.

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

As of March, 1998, a total of five U.S. and six foreign patents have been issued, all of which have been assigned to Diasense, and additional patents are
pending.    Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose
Sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into "PCTs" (Patent Cooperative Treaty) which reflect the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasense or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by BICO to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require the Companies to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

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

The Company has filed for trademark protection for the term "Diasensor  1000",
which is intended for use in connection with the Diasensor   models; such
filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

Whole-Body Hyperthermia

In September 1992, a research team funded by the Company applied for a domestic patent in connection with the use of PISH and the treatment of HIV-positive patients; the patent has been assigned to IDT. In October 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia had been issued. A Continuation in Part, which included the ThermoChem System was filed by IDT, was allowed in July 1995 and issued in December 1995.

The patent, entitled Specialized Perfusion Protocol for Whole-Body Hyperthermia , contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient s core temperature to approximately 42 degrees centigrade. A Continuation in Part, which was filed by IDT and included the ThermoChem System , was allowed in July 1995 and was issued in December 1995.

Implantable Technology

During 1995, the Company renewed its U.S. trademark registration for the name Coraflex , which was originally granted in 1988. The Company has also obtained trademark registration for the name theraPORT (See, "BUSINESS - Implantable Technology).

In October, 1996, a patent was issued for the Company s heart valve product.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRP , BIO-SOK , BIO-BOOM , and Oil Buster (See, "BUSINESS - Bioremediation").

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

SOURCE OF SUPPLY

In connection with the manufacture the Noninvasive Glucose Sensor, the Company will be dependent upon suppliers for some of the components required for the devices fabrication. The Company plans to assemble the devices, but will need to purchase components, including some components which will be custom made for the Company from certain suppliers. These components will not be generally available, and the Company may become dependent upon those suppliers which do provide such specialized products.

If the Company successfully develops other new products, and receives the regulatory approvals to manufacture such products, it may become dependent on certain suppliers for custom parts.

COMPETITION

Noninvasive Glucose Sensor

With the rapid progress of medical technology, and in spite of continuing research and development programs, the Company's developmental products are always subject to the risk of obsolescence through the introduction by others of new products or techniques. Management is aware that other research groups are developing noninvasive glucose sensors, but has limited knowledge as to the technology used or stage of development of these devices. There is a risk that those other groups will complete the development of their devices before the Company does. To the best knowledge of the Companies, there is no other company currently producing or marketing noninvasive sensors for the measurement of blood glucose similar to those being developed by the Company.

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

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following: Rio Grande Medical Technology ("Rio Grande"), which is working with the University of New Mexico, CME Telemetrix, Inc. ( CME ), Cygnus, Inc. ("Cygnus"), Technical Chemicals and Products, Inc. ( TCPI ); Samsung Fine Chemicals ( SFC ) and SpectRX. Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

Rio Grande, formerly associated with Sandia, is affiliated with the University of New Mexico, continues to develop its noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. To the best knowledge of the Company, no submission have been made to the FDA in connection with this
device.   CME, a Canadian company is developing a device which claims to measure glucose noninvasively via a finger receptacle. Testing has been conducted in Canada and the U.S.; however, no approval has been received to sell the device in Canada, and no FDA submission has been made to date. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, has not yet submitted its device for FDA scrutiny and, to the best of the Companies' knowledge, must complete additional clinical trials prior to applying for FDA approval to market the device. Cygnus latest reports indicate that its plans make a submission for FDA approval have been further delayed until late 1998. TCPI recently announced that it began clinical studies of its system to correlate interstitial glucose fluid data with various blood glucose; although TCPI claims that its technology is noninvasive, it utilizes electronic charges to penetrate the skin and draw fluid from the body. SFC, a Korean company, announced in February that it had developed a hand-held device which the company claims measures glucose using an electromagnetic radiant ray (which management believes is a laser similar to the TCPI technology) to measure glucose. SFC s announcement stated that marketing would be limited to Korea and other parts of Asia, and would begin in mid-1988 pending government approvals. SpectRX, which is funded by Abbott Laboratories, also uses lasers to penetrate the skin and measure interstitial fluids; like the TCPI and SFC devices, it claims to be noninvasive; however, body fluids are drawn from the body via lasers.

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

BICO may conclude clinical testing on any device at any point at which it believes additional data is not necessary for inclusion in the 510(k) Notification. Such notification will include a detailed description of the prototype and data produced during clinical trials. The 510(k) Notification review by the FDA involves a substantial period of time, and requests for additional information and clinical data will require additional time. There can be no assurance that the 510(k) Notification will ultimately be approved, or when it will be approved.

The 510(k) Notification filed by the Company for the Diasensor 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory
requirements prior to introducing the Diasensor   2000, or other models of the
Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses. BICO s products may also be subject to foreign regulatory approval prior to any sales.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.

Whole-Body Extracorporeal Hyperthermia

HemoCleanse has received FDA approval of its Form 510(k) Notification in connection with the use of the BioLogic-DT model, which is used in drug detoxification procedures. However, the 510(k) Notification process, which is intended to be a shorter, less complex FDA procedure as compared to a full Pre-Market Approval process, may not be available for the ThermoChem System model which is used in the hyperthermia project. IDT and HemoCleanse continuing to hold discussions with the FDA regarding the number of patients which must be treated with the ThermoChem System before the FDA will accept an application to market the delivery system in the U.S., and the such companies have retained a biostatistician to assist them in making that determination. The Company believes, based on the federal government's statements regarding the priority treatment to be afforded to drugs and procedures in connection with the treatment of HIV and AIDS, that its FDA application, in whatever form, may receive expedited review. If either a Pre-Market Approval application or a 510(k) Notification is approved by the FDA, it would allow IDT to market the device.

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

HUMAN RESOURCES

As of December 31, 1997, the Company had 147 full-time employees who were located primarily in either the Indiana or Pittsburgh locations. The Company offers employee benefits which include group life, health, and disability insurance, and the option to participate in a 401(k) plan. The Company believes that its relations with its employees are good.

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

As of December 31, 1997, in addition to BICO's full-time employees, its subsidiaries IDT had three full-time employees; Barnacle Ban had eleven full-time employees; Diasense had three full-time employees; and Petrol Rem
had ten full-time employees.   No employees of any of the companies are
currently represented by a collective bargaining unit.


Item 2. Properties

The Company's research and development operations are located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, Pennsylvania. This facility contains sufficient additional space to accommodate the Company's projected operations through 1998, except for its manufacturing space which is described below. The building is leased by the Company from the 300 Indian Springs Road Real Estate Partnership (the "Partnership"). The lease period is 20 years and runs concurrently for ten years with a mortgage arranged by the Partnership at a stated amount of rent. At the end of ten years, the amount of rent paid by the Company is subject to renegotiation, based on refinancing of a balloon payment due on the mortgage,
unless the mortgage has been satisfied by the Partnership.   In addition to
rent, the Company pays all taxes, utilities, insurance, and other expenses related to its operations at that location (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

Item 3.  Legal Proceedings

In May 1996, BICO and Diasense, along with BICO's individual directors, was served with a federal class action lawsuit based on alleged violations of federal securities laws. The Companies have filed a Motion to Dismiss the suit and are aggressively defending against it. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

The Pennsylvania Securities Commission is conducting a private investigation of BICO and Diasense in connection with sales of securities. Both companies have cooperated with the investigation. To the best knowledge of the Companies, no findings have been made and no orders have been issued.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol "BICO" and is also reported under the symbol "BIOCNTRL TEC". On March 20, 1998 the closing price for the common stock of the Company as reported by NASDAQ was $.125. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the common stock of the Company during the calendar periods indicated, through December 31, 1997, as reported by NASDAQ:

     Calendar Year and Quarter             High           Low

     1995   First Quarter                 2.719         1.500
            Second Quarter                4.689         2.375
            Third Quarter                 4.125         3.000
            Fourth Quarter                6.438         2.688

     1996   First Quarter                 3.9375        1.500
            Second Quarter                3.0625        1.406
            Third Quarter                 2.969         1.625
            Fourth Quarter                2.4375         .656


     1997   First Quarter                 1.500          .625
            Second Quarter                1.000          .3125
            Third Quarter                  .719          .3125
            Fourth Quarter                 .406          .0937

As of December 31, 1997 the Company had approximately 29,000 holders, including those who hold in street name, for its common stock and no holders of record for its preferred stock.

Nasdaq has revised its requirements for companies listed on its Small-Cap market. Such requirements, which include a minimum trading price of $1.00, will limit the Company s option to continue to trade on Nasdaq. Employment Agreement Provisions Related to Changes in Control

BICO has entered into agreements (the "Agreements") with Fred E. Cooper, David
L. Purdy, Anthony J. Feola, Glenn Keeling, and two non-executive officer employees. The Agreements provide that in the event of a "change of control" of BICO, BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy; four percent (4%) to Mr. Feola; three percent (3%) to Mr. Keeling; and two percent (2%) each to the two non-executive officer employees. In general, a "change of control" is deemed to occur for purposes of the
Agreement: (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "MANAGEMENT - Employment Agreements").

Item 6.  Selected Financial Data


                    YEARS ENDED DECEMBER 31st


                    1997        1996         1995       1994           1993

Total Assets    $12,981,300  $14,543,991  $9,074,669  $6,375,778     $2,995,334
Long-Term
Obligations     $ 2,697,099  $ 2,669,727  $  175,330  $  163,201     $  104,917

Working Capital $   888,082  $ 1,785,576  $3,188,246  $2,612,884     $1,112,541

Preferred Stock $         0  $         0  $   37,900  $   54,900     $   54,900

Net Sales       $ 1,155,907  $   597,592  $  461,257  $  184,507     $   54,000

TOTAL           $ 1,426,134  $   776,727  $  755,991  $  481,453     $  134,329
REVENUES

Warrant         $ 4,046,875  $ 9,175,375  $12,523,220 $         0    $        0
Extensions

Benefit         $         0  $         0  $         0 $         0    $        0
(Provision)for
Income Taxes

Net Loss       ($24,154,324)($22,395,702)($29,420,345)($11,672,123)($ 7,855,998)

Net Loss per   ($       .34)($       .53)($       .84)($       .43)($       .45)
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


Liquidity and Capital Resources

Working capital was $888,082 at December 31, 1997, as compared to $1,785,576 at December 31, 1996, and to $3,188,246 at December 31, 1995. Working Capital fluctuations are due primarily to the varied capital- raising efforts of the Company and its affiliate Diasense, which aggregated approximately $22,300,000 in 1997; $21,600,000 in 1996; and $19,275,000 in 1995, as well as a decrease net in inventory from $3,340,120 as of December 31, 1996 to $1,834,018 as of December 31, 1997.

Cash decreased from $3,802,874 at December 31, 1996 to $2,759,067 at December 31, 1997, as compared to $3,204,501 at December 31, 1995. These changes were attributable to the following factors. The Company s sales of its securities raised funds aggregating $22,600,000 during 1997 ; $21,600,000 during 1996 and $19,275,000 during 1995. During those periods, the Company s cash flows used by operating activities aggregated $19,121,752; $19,972,000 and $16,891,000, respectively. During 1997, such activities included a $2.1 million increase in inventory reserves. In addition, the Company recorded a $4 million charge against operations due to warrant extensions by the Company and its subsidiary in 1997, with similar charges of approximately $9 million in 1996 and $12.5 million charge in 1995. (See, Note J to the Financial Statements). The Company s cash flows used by investing activities aggregated $1.4 million in 1997 as compared to $1 million in 1996, and $2.7 million in 1995. The primary difference in such activities was the absence of over $1 million in notes receivable which was recorded in 1995, but not 1996 or 1997. The Company s other assets increased by $816,000 from 1996 to 1997; such increase was due in large part to an increase in notes receivable from related parties (See, Note C to the Financial Statements) and a $300,000 deposit on equipment during 1997.

The Company's current liabilities decreased by $1,635,000 from 1996 to 1997; the decrease was due to the Company s decreased issuance of convertible debentures as part of its capital-raising efforts, $3.3 million of which were outstanding as of December 31, 1997, as compared to $4.6 million of which were outstanding as of December 31, 1996.

During 1996, the Company incurred $2.6 million in capital leases in connection with the lease of two buildings used for the manufacture of the Diasensor 1000, the current portion of which was $110,000 at 1997 year end (See, Note H to the Financial Statements).

The Company continued to fund operations mostly from sales of its securities. During 1997, the Company sold 22,000 shares of its Series B convertible preferred stock; and issued $20.2 million in subordinated convertible
debentures.    All convertible securities contain mandatory conversion
provisions which expire at various dates during 1998 and require minimum holding periods prior to conversion.

Due to the Company's current limited sources of revenue, the Company plans to seek additional financing which will be used to finance development of, and to proceed to manufacture, the Noninvasive Glucose Sensor and to complete the
development of its other projects.   No assurances are made as to the
availability of any such financing (See, "BUSINESS").

The Company's products are at various stages of development and will require additional funding for completion. This paragraph summarizes the Company's estimates as to the aggregate amounts needed to complete each project, assuming continued testing and development is successful. The Company may choose to discontinue any of its projects at any time if research and development efforts indicate that continuation would be inadvisable. The Diasensor 1000 has been submitted to the FDA for marketing approval and the Diasensor 2000 is in the pre-clinical trial stage of development.

The Company currently has a commitment for capital leases on certain of its capital equipment and future commitments for new capital expenditures will be required to continue the Company's efforts in research and development, and to manufacture and market its existing products and any other products it may develop.

As of March, 1998, the Company estimates that its short-term liquidity needs will be met from currently available funds. The Company estimates that such funds will be sufficient to complete the research and development stage of the Noninvasive Glucose Sensor, to complete the CE mark process, and to begin marketing the device. The Company anticipates that it will finance those expenses with existing funds, as well as funds raised through the sales of its securities and from the other sources of funds described herein. The Company has a history of successful capital-raising efforts; since 1989, and through December 1997, BICO and its affiliate Diasense have raised over $100,000,000 in private and public offerings alone.

Management also expects to meet a portion of its short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis, as described herein. During 1995, 1996 and 1997, the Company was awarded contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Such contracts generated revenues of $168,461, $508,561 and $880,919 1995, 1996 and 1997, respectively (See, "BUSINESS").

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

In view of BICO's expenses resulting from its product development projects, and other factors discussed herein, as compared to BICO's contract revenues, currently available funds, and established ability to raise capital in public and private markets, BICO estimates that it will meet its liquidity needs for a period of at least twelve months from December 31, 1997 from currently available funds, including those expected to be raised via additional sales of the Company's securities. This estimate is based, in part, upon the current absence of any extraordinary technological, regulatory or legal problems. Should such problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise, the Company's estimates would require re-evaluation. There can be no assurances that despite the Company's good-faith efforts, its estimates will lead to accurate results.

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

Results of Operations

In 1997, the Company's net sales increased to $1,155,907 from $597,592 in 1996 and $461,257 in 1995. The increase was due to an increase in all product sales, including its Petrol Rem and Barnacle Ban products (See, Note F to the Financial Statements) Of the total net sales, the Company had $880,919 in implantable device revenues in 1997 as compared to $508,561 in 1996 and $168,461 in 1995.

In 1997, 1996 and 1995, the Company received interest income in the amount of $165,977; $176,478; and $294,734, respectively. The fluctuation was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates. The Company s other income increased to $104,250 in 1997 from $2,657 in 1996 and $0 in 1995; the increase was due primarily to amounts due from directors in connection with the settlement of certain lawsuits.

In 1997, the Company's costs of products sold was $641,331 as compared to $325,414 in 1996 and $198,542 in 1995. The increase is primarily due to the Company's corresponding increases in product sales, and products produced pursuant to FES and IRS Device contracts.

The Company's research and development expenses were $6,977,590 in 1997, a decrease from $8,742,922 in 1996, and $7,649,678 in 1995. The overall decrease was due to the Company s realignment of personnel and resources in an effort to obtain a CE Mark for sale of the Noninvasive Glucose Sensor outside the U.S. (See, Business of the Company - Current Status of the Noninvasive Glucose Sensor ).

In 1997, General and Administrative expenses were $12,704,146, an increase from $8,963,693 in 1996 and $11,117,107 in 1995. The increase was due, in part, to the allocation of funds to outside consultants and other advisors to assist the Company in its efforts to obtain a CE Mark.

During 1997, the Company extended 177,800 warrants originally granted to certain officers, directors, employees and consultants in 1992, as compared to similar extension of 351,482 warrants in 1996, and 2,069,500 warrants in 1995. Because the exercise price of some such warrants ($.25 to $3.50) was lower than the market price of the common stock at the time of the extensions $604,342 was charged to operations during 1996, as compared to $7,228,220 in 1995. During 1997, no expense was charged to operations since the market price was lower than of the original warrant exercise price. In addition, a similar charge of $4,046,875 in 1997; $8,571,033 in 1996 and $5,295,000 in 1995 was made by the
Company's subsidiary, Diasense (See, "EXECUTIVE COMPENSATION" and Note J to the Financial Statements).

Interest expense on the Company's outstanding indebtedness was $315,624 in 1997 as compared to $133,460 in 1996 and $17,048 in 1995. The increase was due to an increase in capital leases and interest payment on the Company s subordinated debentures.

Income Taxes

Due to the Company's net operating loss carried forward from previous years and its current year losses, no federal or state income taxes were required to be paid for the years 1987 through 1997. As of December 31, 1997, the Company and its subsidiaries, except for Diasense and Petrol Rem, had available net operating loss carryforwards for federal income tax purposes of approximately $63,260,000, which expire during the years 1998 through 2012 (See, Note K to the Financial Statements).

Supplemental Financial Information

As of March 25, 1998, the Company has outstanding approximately $5,020,000 in subordinated convertible debentures with expiration dates ranging from December 29, 1998 through March 25, 1999.

On February 2, 1998, BICO s shareholders approved an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000 at a Special Shareholders Meeting convened for that purpose.

Effective March 4, 1998, the Company acquired a majority interest in International Chemical Technologies, Inc. ("ICTI"), a company which produces metal-coating products (See, Note O to the Financial Statements).

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-22 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 25, 1995, upon a determination by the Board of Directors, the Company engaged Thompson Dugan, P.C. as its independent auditors and accountants to replace Grant Thornton LLP. Thompson Dugan, P.C. also serves as the independent auditors and accountants for Diasense, replacing Grant Thornton LLP. Neither company had any disagreements with Grant Thornton LLP or Thompson Dugan, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of December 31, 1997 were as follows:


					     Director
     Name          Age   Since                Position


David L. Purdy      69    1972      President, Chaairman of the Board,
                                           Treasurer, Director

Fred. E. Cooper     52    1989      Chief Executive Officer, Executive Vice
                                           President, Director

Anthony J. Feola    50    1990      Senior Vice President, Director

Glenn Keeling       47    1991      Vice President, Director
_________________________________


DAVID L. PURDY, 69 is President, Chairman of the Board, Treasurer and a director of the Company. Mr. Purdy has been a director and Chairman of the Board since its organization in 1972 and is considered the organizer and founder of the Company; he devotes 60% of his time to the business of the Company, and 40% of his time to Diasense. He has also served as President of the Company from 1972 through December 1990, with the exception of five months in 1980, when he served as Chairman and full-time Program Director of the Company's implantable medicine dispensing device program with St. Jude Medical, Inc., and from October 1, 1987 through July 15, 1988, when he served as Chairman and Director of Research and Development for the Company. Prior to founding the Company, he was employed by various companies in the medical technology field, including Arco Medical, Inc. Mr. Purdy is also an officer and director of Diasense and Coraflex.

FRED E. COOPER, 52, is the Chief Executive Officer, Executive Vice President and a director of the Company; he devotes approximately 60% of his time to the business of the Company, and 40% to Diasense. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. In 1972, Mr. Cooper founded Cooper Leasing Corp., Pittsburgh, Pennsylvania, a company specializing in
equipment and venture financing.   Mr. Cooper was appointed Chief Executive
Officer in January 1990. He is also an officer and director of Diasense and Barnacle Ban, and a director of Petrol Rem and Coraflex.

ANTHONY J. FEOLA, 50, rejoined the Company as its Senior Vice President in April, 1994, after serving as Diasense's Vice President of Marketing and Sales from January, 1992 until April, 1994. Prior to January, 1992, he was the Company's Vice President of Marketing and Sales. Prior to joining the Company in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh in 1989, and National Sales Manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director of the Company in February 1990, and also serves as a director of Diasense, Coraflex, Petrol Rem and Barnacle Ban.

GLENN KEELING, 47, joined the Board of Directors in April 1991. Mr. Keeling currently is a full-time employee of BICO in the position of Vice President of Marketing; his primary responsibilities during 1994 through 1997 have been the management and operation of IDT's Whole-Body Extracorporeal Hyperthermia project. From 1976 through 1991, he was a Vice President in charge of new business development at Equitable Financial Management, Inc., a regional equipment lessor. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also President and a director of IDT.

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

In February 1998, the Company appointed two new members to its Board of
Directors: Stan Cottrell and Richard Bourret. Both Mssrs. Cottrell and Bourret are outside directors.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1996 and 1995, of those persons who were, at December 31, 1997 (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation                 | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1997  $154,167      $0        $0   |           0          $0
President,    1996  $300,000      $0        $0   |           0          $0
Treasurer (4) 1995  $300,000      $0        $0   |     820,000 (3)      $0
------------------------------------------------------------------------------
Fred E.       1997  $442,000      $0        $0   |           0          $0
Cooper,       1996  $442,000      $0        $0   |           0          $0
CEO (5)       1995  $330,000      $0        $0   |     575,000 (3)      $0
------------------------------------------------------------------------------
Anthony J.    1997  $300,000      $0        $0   |           0          $0
Feola , Sr.   1996  $300,000      $0        $0   |     350,000 (3)      $0
Vice Pres.(6) 1995  $250,000      $93,125   $0   |     200,000 (3)      $0
------------------------------------------------------------------------------
Glenn         1997  $200,000      $0        $0   |           0          $0
Keeling, VP   1996  $200,000      $0        $0   |     100,000 (8)      $0
(7)           1995  $175,000      $0        $0   |           0          $0
==============================================================================


(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1997, 1996, or 1995. The Company did not award any restricted stock to the Named Executives during any year, including the years 1997, 1996 or 1995. The Company did not award any warrants, options or Stock Appreciation Rights ("SARs") to the Named Executives during the years ended December 31, 1997, 1996 or 1995; however, the Company did extend warrants owned by the Named Executives, which would have expired during 1995 and 1996 (See Note 3, below). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees. The Company currently has key-man life insurance for David L. Purdy and Fred
     E. Cooper in the amount of $1,000,000 each.

(2) During the year ended December 31, 1997, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits. The aggregate amount of all perquisite compensation was less than 10% of the total annual salary and bonus reported for each Named Executive.

(3) During 1995 and 1996, the Company extended warrants previously issued to the Named Executives which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock.

(4) In November, 1994, Mr. Purdy's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Purdy's salary was increased by $50,000. In 1997, 1996 and 1995, Mr. Purdy was paid $87,500; $100,000 and $100,000 by Diasense.

(5) In November, 1994, Mr. Cooper's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). In addition, in 1997, 1996 and 1995, Mr. Cooper was paid $96,000; $96,000; and $40,000 respectively by both Petrol Rem and IDT, both of which are subsidiaries of BICO. In 1997, 1996, and 1995, Mr. Cooper was paid $150,000 in salary by Diasense.

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

               Option/Warrant/SAR Grants in Last Fiscal Year

No options, warrants or SARs were granted or extended to the Named Executives during 1997.


 AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
               YEAR-END OPTION/WARRANT/SAR VALUE TABLE
=========================================================================
                                            Number of         Value of
                                            Securities        Unexercised
                                            Underlying        In-the-Money
                                            Unexercised       Options/SARs
                                            Options/SARs      12/31/97 ($)
                                            at 12/31/97 (#)
           Shares           Value
           Acquired on      Realized ($)    Exercisable       Exercisable/
           Exercise           (2)           Unexercisable(3)  Unexercisable (4)
Name       (#)(1)
-------------------------------------------------------------------------------
David L.     52,800         $ 8,239          767,200           $   0
Purdy        (5)              (6)            (7)                 (13)
-------------------------------------------------------------------------------
Fred E.     100,000         $33,440          300,000           $   0
Cooper       (8)              (9)            (10)                (13)
-------------------------------------------------------------------------------
Anthony J.        0         $     0          550,000           $   0
Feola                                        (11)                (13)
-------------------------------------------------------------------------------
Glenn             0         $     0          100,000           $   0
Keeling                                      (12)                (13)
===============================================================================

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

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the closing sales price of the Company's common stock on December 31, 1997 as reported by Nasdaq ($.1875).

(5) During the year ended December 31, 1997, Mr. Purdy exercised warrants to purchase 52,800 shares of common stock at $.25 per share.

(6) The closing sales price as reported by Nasdaq on May 1, 1997, the date of the warrant exercise set forth in note (5) was $.406 per share.

(7) Includes warrants to purchase: 187,200 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); and 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998) (See, "Warrants").

(8) During year ended December 31, 1997, Mr. Cooper exercised warrants to purchase 100,000 shares of common stock at $.25 per share.

(9) The closing sales price as reported by Nasdaq on April 21, 1997, the date of the warrant exercise set forth in note (8), was $.594.

(10) Includes warrants to purchase: 300,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) (See, "Warrants").

(11) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998); 100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1998); and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11, 1999) (See, "Warrants").

(12) Includes warrants to purchase: 100,000 shares of common stock at $1.48 per share until August 26, 2001.

(13) Because the market price as of December 31, 1997 was less than the exercise price of the warrants, such warrants were not in-the-money .

Employment Agreements

BICO has entered into employment agreements (the "Agreements") with its Named Executives Fred E. Cooper, David L. Purdy, Anthony J. Feola and Glenn Keeling effective November 1, 1994, pursuant to which they are currently entitled to receive annual salaries of $250,000, $300,000, $300,000 and $200,000 respectively, which are subject to review and adjustment. The initial term of the Agreements with Messrs. Cooper and Purdy expires on October 31, 1999, and continues thereafter for additional three-year terms unless any of the parties give proper notice of non-renewal. The initial term of the Agreements with Messrs. Feola and Keeling expires on October 31, 1999, and continues thereafter for additional two-year terms unless either of the parties give proper notice of non- renewal. The Agreements also provide that in the event of a "change of control" of BICO, BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy; four percent (4%) to Mr. Feola; and three percent (3%) to Mr. Keeling. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 1997 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company, and all directors and executive officers of the Company as a group. The table excludes disclosure of entities such as Cede & Co. and other companies which would reflect the ownership of entities who hold stock on behalf of shareholders.

As of December 31, 1997, there were 138,583,978 shares of the Company's common stock outstanding. The first column sets forth the common stock currently owned by each person or group, excluding currently exercisable warrants for the purchase of common stock. The second column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1997 owned by each person or group, excluding exercisable warrants. The third column sets forth the total number of shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, plus common stock currently owned. The fourth column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1997 which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned, as set forth in the third column. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

                       Amount and Nature                             Percent of
Name and Address of      of Beneficial   Percent of   Ownership with Class with
Beneficial Owner          Ownership(1)    Class (2)     Warrants (3) Warrants(4)


David L. Purdy (5)         240,140           *         1,007,340(6)      *
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper             776,200           *         1,076,200(7)      *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola           354,000           *           904,000(8)      *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Glenn Keeling              138,500           *           238,500(9)      *
200 Julrich Drive
McMurray, PA 15317

All directors and        1,508,840          1.1%       3,226,040(10)    2.3%
executive officers
as a group (4 persons)

* Less than one percent
________________________


(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of December 31, 1997.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1997. For computation purposes, the total number of shares of common stock outstanding as of December 31, 1997 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Does not include shares held by Mr. Purdy's spouse or adult children. Mr. Purdy disclaims any beneficial interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 187,200 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1998); 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1998); and 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Purdy's previous employment agreement. In addition, Mr. Purdy is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(7) Includes currently exercisable warrants to purchase the following: 300,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Cooper's previous employment agreement. In addition, Mr. Cooper is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(8)  Includes currently exercisable warrants to purchase the following:
     100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1998); 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1998) pursuant to Mr. Feola's previous employment agreement; and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11,
     1999). In addition, Mr. Feola is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(9) Includes currently exercisable warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2001. In addition, Mr. Keeling is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

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

Employment Relationships

The Board of Directors of the Company approved employment agreements on November 1, 1994 for its officers, David L. Purdy, Fred E. Cooper, Anthony J. Feola and Glenn Keeling (See "Employment Agreements").

David L. Purdy, President, Treasurer and a director of the Company, is a director of Diasense and Coraflex. He is also the chairman and Chief Scientist of Diasense, and the President and Treasurer of Coraflex. Mr. Purdy devotes 60% of his time to BICO, and 40% to Diasense. In addition to his salary paid by BICO, Mr. Purdy was paid $87,500 and $100,000 by Diasense in 1997 and 1996, respectively. Fred E. Cooper, Chief Executive Officer, Executive Vice President and a director of the Company, is a director of Diasense, Coraflex, Petrol Rem, and Barnacle Ban. He is also the President of Diasense, and Barnacle Ban. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasense. In addition to his salary and bonus paid by BICO, he was paid $150,000 by Diasense in 1996 and 1997. Anthony J. Feola, Senior Vice President and a director of the Company, is also a director of Diasense,
Coraflex, Petrol Rem, and Barnacle Ban.   Glenn Keeling, Vice President and a
director of the Company, was employed on January 1, 1992 as BICO's manager of
product development.   Mr. Keeling is also the President and a director of IDT.
Gary Keeling, the brother of Glenn Keeling, resigned as an officer and director of Diasense in August, 1997.

Property

Three of the Company's current executive officers and/or directors and two former directors of the Company are members of the nine-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased the Company's real estate in Indiana, Pennsylvania, and each has personally guaranteed the payment of lease obligations to the bank providing
the funding.   The five members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995 (those warrants still outstanding as of the original expiration date were extended until June 29, 1998). Mr. Adkins, who was a director at the time of the transaction, resigned from the Board of Directors on March 30, 1992, and is currently an officer and director of Diasense. Mr. Keeling, who was not a director at the time of the transaction, joined the Board of Directors on May
3, 1991.   Mr. Onorato, who was not a director at the time of the transaction, was a BICO director from September 1992 until April 1994.

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


Warrants

The following paragraphs, along with the notes to the financial statements, include disclosure of the warrants which were granted to executive officers and directors of the Company from 1995 through 1997. These warrants were accounted for in accordance with Accounting Principles Board Opinion 25 (based on the spread, if any, between the exercise price and the quoted market price of the stock on the date that the warrants were granted). No value was recorded for these warrants since they were all granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued (See, Note J to the Financial Statements). In 1995 and 1996, the Company extended warrants granted in 1990 and 1991, which were scheduled to expire in 1995 and 1996, until 1998-2000. Because the exercise price of the warrants, which remained unchanged, was less than the market price of the common stock on the dates of the extensions, charges were made against operations (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Note J to the Financial Statements).

On August 26, 1996, the Board of Directors approved the granting of warrants to purchase 100,000 shares of common stock at $1.48 per share to Glenn Keeling, an officer and director of the Company.

Loans

On October 1, 1990, the Board of Directors approved a $75,000 loan from the Company to Fred E. Cooper. Mr. Cooper signed a promissory note promising to pay the principal amount plus twelve percent (12%) simple interest. Mr. Cooper
repaid $66,500 of the $75,000 principal balance during 1991.   During 1991, the
Company granted loans to Fred E. Cooper in the aggregate amount of $57,400.
Mr. Cooper signed promissory notes promising to pay the principal amounts upon demand plus ten percent (10%) simple interest. In January 1992, the Company granted a loan to Fred E. Cooper in the amount of $25,000. Mr. Cooper signed a promissory note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. In 1997, the Companies granted loans to Fred E. Cooper aggregating $158,000; Mr. Cooper signed promissory notes promising to pay the principal amounts upon demand plus 8.25% simple interest. In 1998, the Company granted loans to Fred E. Cooper aggregating $275,000; Mr. Cooper signed a promissory note promising to pay the principal amount upon demand plus 8.25% simple interest. Except for the joint liability set forth below, the aggregate balance of the loans as of March 15, 1998, including accrued interest, was $597,636.

In November 1997, the Companies granted a loan to Anthony J. Feola in the amount of $50,000. Mr. Feola signed a promissory note promising to pay the principal amount upon demand plus 8.25% simple interest. In February 1998, the Company granted a loan to Anthony J. Feola in the amount of $185,000. Mr. Feola signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. Except for the joint liability set forth below, the aggregate balance of the loans as of March 15, 1998, including accrued interest, was $237,762.

In December 1991, the Company granted a loan to Glenn Keeling in the amount of $5,000. Mr. Keeling signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. In December 1996, the Company granted a loan to Glenn Keeling in the amount of $50,000. Mr. Keeling signed a promissory note promising to pay the principal amounts upon demand plus 8.25% simple interest. In November, 1997, the Company granted a loan to Glenn Keeling in the amount of $20,000. Mr. Keeling signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. In February 1998, the Company granted a loan to Glenn Keeling in the amount of $190,000. Mr. Keeling signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. Except for the joint liability set forth below, the aggregate balance of the loans as of March 15, 1998, including accrued interest, was $275,310.

In September 1995, the Company granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Interest payments have been made on the note, and as of December 31, 1997, the balance was $250,000. Joseph Kondisko, a former director of Diasense, is a principal owner of Allegheny Food Services.

In 1997, the Company paid $35,000 in connection with the settlement of a lawsuit. The payment was secured with a loan executed jointly by all of the directors: Fred E. Cooper, David L. Purdy, Anthony J. Feola and Glenn Keeling. The balance of the loan as of December 31, 1997 and March 20, 1998 was $35,000.

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

Purchase Agreement. BICO and Diasense entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasense its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991 (See, Report to Shareholders
- "Business").

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

     Financial Statements                                              Page

     Report of Independent Certified Public Accountants
     Thompson Dugan, P.C.. . . . . . . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets
     December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1997, 1996 and 1995. . . . . . . .F-4

     Consolidated Statements of  Stockholders' Equity
     for the years ended December 31, 1997, 1996, 1995 and 1994. . . . .F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1996 and 1995. . . . . . . .F-6

     Notes to Consolidated Financial Statements
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . .F-8


2.   Exhibits:

(b)  Reports on Form 8-K

     The Company filed a Form 8-K report dated April 7, 1997.   The items
     listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 14, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 24, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 2, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 8, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 14, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 21, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated June 3, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated June 18, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 15, 1997. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 17, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated July 23, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated August 12, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated August 19, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated August 26, 1997. The item listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated September 11, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 15, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 22, 1997. The item listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated September 30, 1997. The item listed was Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 31, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated October 31, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 3, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 4, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 13, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated November 18, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated December 3, 1997. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated January 6, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated January 21, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated January 30, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 2, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 23, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 25, 1998. The item listed was Item 5, Other Events.

     The Company filed a Form 8-K report dated February 27, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 5, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated March 17, 1998. The items listed were Item 5, Other Events; and Item 7(c), Exhibits. (c) Exhibits Required by Item 601 of Regulation S-K

          The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. Except as otherwise noted, all exhibits are incorporated by reference from exhibits to Form S-1 (Registration #33-55200) filed December 1, 1992 or from exhibits to Form 10-K filings prior to or subsequent to that date.

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

16.1(3) Disclosure and Letter Regarding Change in Certifying Accountants dated January 25, 1995
 ____________________________

(1) Incorporated by reference to First Amendment to Registration Statement on Form S-1 (Registration #33-55200) filed February 8, 1993

(2) Incorporated by reference from Exhibit with this title to Form S-1 and Prospectus dated August 16, 1993

(3)  Incorporated by reference from Report on Form 8-K dated November 1, 1995

Conformed Copy SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

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

     Signature                       Title                           Date


/s/ Fred E. Cooper          Director, CEO,                       March 31, 1998
Fred E. Cooper              (principal executive
                            officer, principal
                            financial officer and
                            principal accounting
                            officer)


/s/ Anthony J. Feola        Senior Vice President,               March 31, 1998
Anthony J. Feola            Director


/s/ Glenn Keeling           Director                             March 31, 1998
Glenn Keeling


/s/ Stan Cottrell           Director                             March 31, 1998
Stan Cottrell

/s/ Richard Bourret         Director                             March 31, 1998
Richard Bourret

                                 THOMPSON DUGAN
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ________________________

                               Pinebridge Commons
                            1580 McLaughlin Run Rd.
                              Pittsburgh, PA 15241


               Report of Independent Certified Public Accountants



Board of Directors
Biocontrol Technology, Inc.


     We have audited the accompanying consolidated balance sheets of
Biocontrol  Technology,  Inc.  and  its  subsidiaries  as  of December   31,
1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three
years in  the  period  ended December   31,   1997.   These  financial
statements   are   the responsibility    of   the   Corporation's
management.     Our responsibility  is  to  express an  opinion  on  these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position
of  Biocontrol  Technology,  Inc.  and   its subsidiaries  as  of  December
31,  1997  and  1996,   and   the consolidated results of their operations and
their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      The  accompanying financial statements have  been  prepared assuming
that the Corporation will continue as a going  concern. As   discussed  in
Note B to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1997 and these conditions are expected to continue through 1998, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pittsburgh, Pennsylvania
March 25, 1998

Thompson Dugan
/s/Thompson Dugan
-----------------

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 1997    Dec. 31, 1996
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $  2,759,067     $ 3,802,874
 Accounts receivable - net of allowance for doubtful accounts
   of $14,931 at Dec. 31, 1997 and $195,840 at Dec. 31, 1996     417,329	  98,769
 Inventory - net of valuation allowance (notes A and D)        1,834,018       3,340,120
 Notes receivable - related parties (notes C and L)               35,000         300,000
 Notes  receivable (note C)                                       87,000          12,000
 Interest receivable (note C)                                      2,134            -
 Prepaid expenses                                                164,012         277,409
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                          5,298,560        7,831,172


PROPERTY, PLANT AND EQUIPMENT (notes A and H)
 Building                                                     1,444,273        1,442,423
 Land                                                           246,250          246,250
 Construction in progress                                     1,465,152        1,240,320
 Leasehold improvements                                       1,197,977        1,157,239
 Machinery and equipment                                      5,042,736        4,386,364
 Furniture, fixtures & equipment                                812,221          735,962
                                                            -------------    -------------
  Subtotal                                                   10,208,609        9,208,558

 Less accumulated depreciation                                3,516,677        2,670,207
                                                            -------------    -------------
                                                              6,691,932        6,538,351

OTHER ASSETS
 Notes receivable - related parties (notes C and L)             598,900           95,900
 Interest receivable - related parties (notes C and L)           75,343           53,958
 Deposit on Equipment                                           300,000             -
 Patents, net of amortization (note A)                            6,765           11,097
 Other assets                                                     9,800           13,513
                                                            -------------    -------------
                                                                990,808          174,468
                                                            -------------    -------------
         TOTAL ASSETS                                      $ 12,981,300     $ 14,543,991
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Dec. 31, 1997    Dec. 31, 1996
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                    $   646,535    $   1,035,171
  Current portion of long-term debt (note G)                               18,765           30,478
  Current portion of capital lease obligations (note H)                   109,933           48,944
  Debentures payable (note I)                                           3,301,280        4,600,000
  Accrued liabilities (note E)                                            215,119          148,303
  Escrow payable (note J)                                                   2,700            2,700
  Deferred revenue on contract billings (note A)                          116,146          180,000
                                                                    -------------   -------------
        TOTAL CURRENT LIABILITIES                                       4,410,478        6,045,596

LONG-TERM LIABILITIES
  Capital lease obligations (note H)                                    2,688,293        2,660,730
  Long-term debt (note G)                                                   8,806           38,997
                                                                    -------------   -------------
                                                                        2,697,099        2,699,727

COMMITMENTS AND CONTIGENCIES (notes M and O)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY (note A)                                               1,409,647        1,881,437

STOCKHOLDERS' EQUITY (notes J and O)

   Common stock, par value $.10 per share,
   authorized 150,000,000 shares, issued and
   outstanding 138,583,978 at Dec. 31, 1997 and
   49,213,790 at Dec. 31, 1996                                         13,858,398        4,921,379
   Additional paid-in  capital                                         97,004,067       80,704,749
   Notes receivable issued for common stock-related party (note C)        (25,000)            -
   Warrants                                                             6,396,994        6,907,162
   Accumulated deficit                                               (112,770,383)     (88,616,059)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                    4,464,076        3,917,231

          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY                                       $12,981,300      $14,543,991
                                                                    =============    =============

The accompanying notes are an integral part of these statements.

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1997              1996             1995
                                                -------------    -------------    -------------
Revenues
  Net Sales                                     $   1,155,907    $     597,592    $     461,257
  Interest income                                     165,977          176,478          294,734
  Other income                                        104,250            2,657             -
                                                -------------    -------------    -------------
                                                    1,426,134          776,727          755,991

Costs and expenses
  Cost of products sold                               641,331          325,414          198,542
  Research and development (notes A and L)          6,977,590        8,742,922        7,649,678
  General and administrative                       12,704,146        8,963,693       11,117,107
  Debt issue costs (note A)                         3,306,812          502,000             -
  Warrant extensions (note J)                          -               604,342        7,228,220
  Warrant extensions - Subsidiary (note J)          4,046,875        8,571,033        5,295,000
  Interest expense                                    315,624          133,460           17,048
                                                -------------    -------------    -------------
                                                   27,992,378       27,842,864       31,505,595
                                                -------------    -------------    -------------

Loss before unrelated investors' interest         (26,566,244)     (27,066,137)     (30,749,604)

Unrelated investors' interest in net loss of
  subsidiary                                        2,411,920        4,670,435        1,329,259
                                                -------------    -------------    -------------

  Net loss                                       ($24,154,324)    ($22,395,702)    ($29,420,345)
                                                =============    =============   ==============

  Loss per common share (note A)                  $     (0.34)     $     (0.53)     $     (0.84)
                                                =============    ==============  ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


								                Note rec.
                            Preferred Stock      Common Stock                  issued for  Additional
                            ---------------    ----------------                Common Stk   Paid in      Accumulated
                            Shares   Amount    Shares      Amount   Warrants    Rel Party   Capital        Deficit        Total
                            ------- --------  ---------  ---------- ----------  --------- -----------  -------------- -----------
Balance at Dec. 31, 1993      5,490  $54,900  21,108,847  $2,110,885         -          - $25,025,643   ($25,127,889)  $2,063,539
                            -------  -------  ----------  ---------- ----------  -------- ----------   ------------- ------------
Proceeds from stock offering      -        -   7,224,690     722,469          -         -  13,206,152              -   13,928,621
Additional paid in capital from
    subsidiary stock offering     -        -           -           -                          507,370              -      507,370
Warrants exercised                -        -     977,542      97,754          -         -     183,129              -      280,883
     Net Loss                     -        -           -           -          -         -           -    (11,672,123) (11,672,123)
                           --------  -------   ----------  ---------- ---------- -------- -----------   ------------  -----------

Balance at Dec. 31, 1994      5,490   54,900  29,311,079   2,931,108          -         -   38,922,294   (36,800,012)   5,108,290
                           --------  -------  ----------  ----------   --------   -------  ----------    ------------ -----------
Proceeds from stock offering      -        -   6,892,325     689,233          -         -   15,580,180             -   16,269,413
Conversion of preferred stk. (1,700) (17,000)     17,000       1,700          -         -       15,300             -            -
Additional PIC from
  subsidiary stock offering       -        -           -           -          -         -    1,648,677             -    1,648,677
Warrant extensions                -        -           -           - $7,228,220         -            -             -    7,228,220
Warrant extensions - sub.         -        -           -           -          -         -    4,984,755             -    4,984,755
Change in ownership int.-sub.     -        -           -           -          -         -   (2,012,785)            -   (2,012,785)
Warrants exercised                -        -     800,714      80,071   (550,400)        -      711,454             -      241,125
     Net Loss                     -        -           -           -          -         -            -   (29,420,345) (29,420,345)
                           --------  -------  ----------  ---------- ---------- ---------   ----------  ------------ ------------
Balance at December 31, 1995  3,790   37,900  37,021,118   3,702,112  6,677,820         -   59,849,875   (66,220,357)   4,047,350
                           --------  -------  ----------  ---------- ---------- ---------   ----------  ------------  -----------
Proceeds from stock offering      -        -   7,839,065     783,907          -         -   12,571,822             -   13,355,729
Conversion of preferred stk.(22,730)(227,300)  1,958,602     195,860          -         -       31,440             -            -
Cash redemp. at par-pref stk.(1,060) (10,600)          -           -          -         -            -             -      (10,600)
Proceeds from sale of
  preferred stk.- series A   20,000  200,000           -           -          -         -    1,640,000             -    1,840,000
Conversion of debenture           -        -   2,275,005     227,500          -         -    1,799,623             -    2,027,123
Warrant extensions                -        -           -           -    604,342         -            -             -      604,342
Warrant extensions - sub.         -        -           -           -          -         -    4,441,262             -    4,441,262
Change in ownership int.-sub.     -        -           -           -          -         -      (22,873)            -      (22,873)
Warrants exercised                -        -     120,000      12,000   (375,000)        -      393,600             -       30,600
  Net loss                        -        -           -           -          -         -            -   (22,395,702) (22,395,702)
                           -------- -------- -----------  ---------- ----------  -------- ------------ --------------  ----------
Balance at Dec. 31, 1996          -        -  49,213,790   4,921,379  6,907,162         -   80,704,749   (88,616,059)   3,917,231
                           -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering        -        -   1,705,000     170,500          -         -      765,648             -      936,148
Conversion of preferred stk.(22,000)(220,000)  6,913,366     691,337          -         -     (471,337)            -            -
Proceeds from sale of
  preferred stk.-Series B    22,000  220,000           -           -          -         -    1,807,000             -    2,027,000
Conversion of debenture           -        -  80,599,022   8,059,902          -         -   11,554,077             -   19,613,979
Warrant extensions - sub.         -        -           -           -          -         -    2,108,421             -    2,108,421
Change in ownership int-sub.      -        -           -           -          -         -        2,421             -        2,421
Warrants exercised                -        -     152,800      15,280   (510,168) ($25,000)     533,088             -       13,200
  Net loss                        -        -           -           -          -         -            -   (24,154,324) (24,154,324)
                           -------- -------- -----------  ---------- ----------- --------- ----------- -------------   ----------
Balance at Dec. 31, 1997          - $      - 138,583,978 $13,858,398 $6,396,994  $(25,000) $97,004,067 $(112,770,383)  $4,464,076
                           ======== ======== =========== =========== =========== ========= =========== ==============  ===========



The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------
Cash flows used by operating activities:
  Net loss                                                            (24,154,324)   (22,395,702)   (29,420,345)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                                         850,802        587,507        459,778
    Unrelated investors' interest in susidiary                         (2,411,920)    (4,670,435)    (1,329,259)
    Stock issued in exchange for services                                 936,148         17,200        180,373
    Stock issued in exchange for services by subsidiary                       600          7,000           -
    Debenture interest converted to stock                                 164,055          -             -
    Premium for extension on Debenture                                    527,113          -             -
    Provision for potential loss on notes receivable                        -              -          1,050,000
    Warrant extensions                                                      -            604,342      7,228,220
    Warrant extensions by subsidiary                                    4,046,875      8,571,033      5,295,000
    (Decrease)increase in allowance for losses on accounts receivable    (180,909)       195,840           -
    (Increase) in accounts receivable                                    (137,651)       (92,083)      (169,805)
    (Increase) in inventories                                            (586,029)    (1,679,981)    (2,379,694)
    (Increase) in inventory valuation allowance                         2,092,131          -            900,000
    (Increase) decrease in prepaid expenses                               113,397       (128,883)        38,934
    (Increase) decrease in other assets                                     3,713         (2,445)        79,472
    Increase (decrease) in accounts payable                              (388,636)      (803,237)     1,195,044
    Increase (decrease) in other liabilities                               66,737        (35,960)       (18,960)
    (Decrease) in deferred revenue                                        (63,854)      (146,000)          -
                                                                     -------------  -------------  -------------
      Net cash flow used by operating activities                      (19,121,752)   (19,971,804)   (16,891,242)
                                                                     -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (845,512)      (954,610)    (1,441,509)
  (Increase) in notes receivable                                         (313,000)       (50,000)    (1,312,000)
  Deposit on equipment                                                   (300,000)         -              -
  (Increase) in interest receivable                                       (23,519)       (11,721)        (9,792)
                                                                     -------------  -------------  -------------
    Net cash used by investing activites                               (1,482,031)    (1,016,331)    (2,763,301)
                                                                     -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                              -         13,338,531     16,195,788
  Proceeds from sale by subsidiary of its common stock                      3,500       (172,315)     3,079,200
  Proceeds from warrants exercised                                         13,200         30,600        273,325
  Proceeds from warrants exercised-subsidiary                               -              2,000          -
  Proceeds from sale of Preferred stock-Series A                            -          1,840,000          -
  Proceeds from sale of Preferred stock-Series B                        2,027,000          -              -
  Cash redemption at par - Preferred stock                                  -             (7,900)         -
  Proceeds from debentures payable                                     20,230,000      6,600,000          -
  Payments on debentures payable                                       (2,605,833)         -              -
  Payments on notes payable                                               (41,904)       (19,509)        (5,115)
  Payments on capital lease obligations                                   (65,987)       (24,899)         -
                                                                     -------------  -------------  -------------
      Net cash provided by financing activities                        19,559,976     21,586,508     19,543,198


      Net increase (decrease) in cash                                  (1,043,807)       598,373       (111,345)
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, beginning of year                          3,802,874      3,204,501      3,315,846
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, end of year                               $2,759,067     $3,802,874      3,204,501
                                                                     =============  =============  =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         1997             1996            1995
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                             $    155,647    $    72,578     $     17,048
                                                                     =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of equipment with note payable                           $          0     $  145,063     $    47,282
                                                                     =============    ===========    ============

Acquisition of property under a capital lease:
           Building                                                  $           -   $   1,205,760   $           -
           Land                                                                  -         246,250               -
           Construction in progress                                              -       1,137,500               -
           Equipment                                                       154,539               -               -
                                                                     -------------    -------------   -------------
                                                                     $     154,539    $   2,589,510   $          -
                                                                     =============    =============   =============

Conversion of Series I-preferred stock for common stock:
          Common stock                                               $           -    $       2,730   $       1,700
          Additional paid-in capital                                             -           24,570          15,300
                                                                     -------------    -------------   -------------
                                                                     $           -    $      27,300   $      17,000
                                                                     =============    =============   =============

Redemption of preferred stock held in escrow                         $           -    $       2,700   $           -
                                                                     =============    =============   =============
Conversion of Series A - preferred stock for common stock:
                Common stock                                         $           -    $     193,130   $           -
                Additional paid in capital                                       -            6,870               -
                                                                     -------------    -------------   -------------
                                                                     $           -    $     200,000   $           -
                                                                     =============    =============   =============

Conversion of Series B- preferred stock for common stock:
  		Common stock                                         $    220,000     $          -    $           -
		Additional paid-in capital                              1,807,000                -                -
                                                                     -------------    -------------   -------------
                                                                        2,027,000     $          -                -
                                                                     =============    =============   =============

Conversion of debentures for common stock                            $ 19,449,924     $  2,000,000    $           -
                                                                     =============    =============   =============

Converion of debenture interest for common stock                     $    164,055     $     27,122    $           -
                                                                     =============    =============   =============
Stock granted to related party for note receivable                   $     25,000     $          0    $           -
                                                                     =============    =============   =============
Conversion of warrants for common stock                              $    510,168     $     375,000   $     550,400
                                                                     =============    =============   =============


The accompanying notes are an integral part of these statements.

            Biocontrol Technology, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

1.   Organization

     Biocontrol Technology, Inc. - BICO (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical
     products   and   biological remediation products.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasense, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1997 and 1996; Petrol Rem, Inc., a 67% owned subsidiary as of December 31, 1997 and 1996; IDT,Inc., a 99.1% owned subsidiary as of December 31, 1997 and 1996; and Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1997 and 1996. All significant intercompany accounts and transactions have
     been eliminated.   Subsidiary losses in excess of the unrelated investors'
     interest are charged against the Company's interest.

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

6.   Patents

     Patents are amortized over their legal or useful lives, whichever is less. Accumulated amortization on patents was $90,176 and $85,844 at December 31, 1997 and 1996, respectively.

7.   Deferred Revenue on Contract Billings

     Revenue is recognized from sales when products are shipped and/or services performed. Advance billings are recorded as deferred revenue until shipment or performance.

8.   Loss Per Common Share

     Loss per common share is based upon the weighted average number of common shares outstanding which amounted to 71,415,351 shares in 1997, 42,266,597 shares in 1996 and 35,025,237 shares in 1995, respectively. Shares issuable under stock options, stock warrants, convertible debentures and convertible preferred stock are excluded from computations as their effect is antidilutive.

 NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
            Continued

9.   Research and Development Costs

     Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.


10.  Income Taxes

     The Company previously adopted Statement of Financial Accounting Standards No. 109(FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note K), the adoption of FAS 109 had no effect on the financial statements of the Company.

11.  Interest

     The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Total interest incurred for the periods December 31, 1997, 1996, and 1995 was $528,942, $236,280 and $17,048, respectively, of which $315,624,
     $133,460 and $17,048, respectively, was charged to operations.

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

13.  Common Stock Warrants

     The Company recognizes cost, if any, on warrants granted based upon the excess of the market price of the underlying shares of common stock as of the warrant grant date over the warrant exercise price. Had the Company adopted the fair value based accounting method for recognizing stock-based compensation (as permitted by Financial Accounting Standard No. 123) its reported net losses (utilizing the Black-Scholes method of valuation) for the periods ending December 31, 1997, 1996 and 1995 would have been approximately $27,150,101, $24,173,787 and $29,911,000, respectively.
     Net loss per share under the fair value based accounting method for the periods ending December 31, 1997, 1996 and 1995 would have been approximately $.38, $.88 and $.85, respectively.

14.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures during the period of debenture issuance. Total debt issue costs incurred for the periods December 31, 1997, 1996, and 1995 was $3,306,812, $502,000
     and $0, respectively.

15.  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables from officers and directors of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Note L) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

NOTE   B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 1997 and in prior years and have funded their operations and product development primarily through the sale of stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The ability of the Company to continue in existence is dependent on its having sufficient financial resources to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and significant accumulated deficits for each of the periods ending December 31, 1997, 1996 and 1995, there is substantial doubt about the Company's ability to continue as a going concern.

     Management believes that its currently available working capital, anticipated contract revenues, subsequent sales of stock and future debt issuance will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1997.

NOTE C - NOTES RECEIVABLE

Notes receivable due from various related and unrelated parties consisted of:


                                                          Dec. 31, 1997     Dec. 31, 1996
                                                          -------------     -------------
  Related Parties
  Note receivable from Fred E. Cooper, Chief Executive     $      8,500       $    8,500
   Officer, payable upon demand with 12% interest.

  Note receivable from Fred E. Cooper, Chief Executive
   Officer, payable upon demand with 10% simple interest.        82,400           82,400

  Note receivable from Fred E. Cooper, Chief Executive
   Officer, payable upon demand with 8.25% simple interest.      83,000               -

  Note receivable from Fred E. Cooper, Chief Executive
   Officer, payable upon demand with 8.25% simple interest.      35,000               -

  Note receivable from Fred E. Cooper, Chief Executive
   Officer, payable upon demand with 8.25% simple interest.      15,000               -

  Note receivable from Glenn Keeling, Director,
       payable upon demand with 10% simple interest.              5,000            5,000

  Note receivable from Glenn Keeling, Director,
   payable upon demand with 8.25% interest.                      50,000           50,000

  Note receivable from Glenn Keeling, Director,
   payable upon demand with 8.25% interest.                      20,000               -

  Note receivable from T.J. Feola, Director,
   payable upon demand with 8.25% interest                       50,000               -

NOTE C - NOTES RECEIVABLE Continued

  Note receivable from Dave Purdy, T.J. Feola, Fred Cooper,
  Glenn Keeling, all directors who are jointly liable to the     35,000               -
  Company.

  Note receivable from Allegheny Food Services,Inc. of
  which Joseph Kondisko, a former director, is principal owner, 250,000         250,000
  payable 9/1/98 with interest at prime plus 1% interest.

  Unrelated Parties
  Note receivable from an individual, payable upon
  demand with 8.75% interest.                                    12,000          12,000

  Note receivable from HemoCleanse Inc, payable without
  interest on demand.                                            75,000               -
                                                      	     -------------    -----------
                                                                720,900         407,900
  Less current notes receivable                                 122,000         312,000
				                                                  		     -------------    -----------
  Noncurrent                                                   $598,900         $95,900
                                                             =============    ===========


     Accrued interest receivable on the related party notes as of December 31, 1997 and 1996 was $77,477 and $53,958, respectively.


NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                         Dec. 31, 1997       Dec. 31, 1996
                                         -------------       -------------

          Raw materials                   $4,380,254          $3,928,565
          Work-in-process                     47,976             191,220
          Finished goods                   1,005,788             728,204
                                         -------------       -------------
                                           5,434,018           4,847,989
          Less valuation allowance        (3,600,000)         (1,507,869)
                                         -------------       -------------
                                          $1,834,018          $3,340,120
                                         =============       =============

     The inventory valuation allowance was increased to $3,600,000 in 1997 based upon management's estimation of market value for materials for products for which market has not yet been established. There was no change in the allowance during 1996.


NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                        Dec. 31, 1997       Dec. 31, 1996
                                        -------------       -------------
      Current
      Accrued payroll taxes              $ 13,606            $ 18,537
      Accrued vacation                     87,652              68,344
      Other accrued liabilities           113,861              61,422
                                        -------------       -------------
                                         $215,119            $148,303
                                        =============       =============


NOTE F - SALES AND COST OF GOODS SOLD

The following is a schedule that details Sales and Cost of Goods
 Sold by segment:


                          Dec. 31, 1997   Dec. 31, 1996    Dec. 31, 1995
                          -------------   -------------    -------------

     Sales
      Implantable Devices   $ 880,919       $ 508,561        $ 168,461
      Petrol Rem              138,362          47,625          215,211
      Barnacle Ban            136,624          41,406           77,585
                         -------------   -------------    -------------
                            1,155,905         597,592          461,257

     CGS
      Implantable Devices     445,843         288,537           91,859
      Petrol Rem               88,178          16,092           53,813
      Barnacle Ban            107,310          20,785           52,870
                         -------------   -------------    -------------
                              641,331         325,414          198,542
                         -------------   -------------    -------------
     Gross Profit            $514,574        $272,178         $262,715
                         =============   =============    =============

NOTE G - LONG TERM DEBT

Long term debt consisted of the following as of:

                                                               Dec. 31,     Dec. 31,
                                                                1997          1996
                                                             -----------   -----------
Note Payable to a bank in monthly payments of
$999 including interest at a rate of 7.35%.
Collateralized by cash on deposit.                             $13,007      $ 23,584

Note Payable in monthly payments of $495 including
 interest at a rate of 8.48%.  Collateralized by equipment.     -             15,095
 Cancelled and reissued as a Capital Lease in 1997.

Note Payable in monthly payments of $374 including
 interest at a rate of 18.00%.  Collateralized by equipment.     5,452         7,810

Note Payable in monthly payments of $851 including
 interest at a rate of 10.11%.  Collateralized by equipment.    -              9,675

Note Payable to a bank in monthly payments of $433 including
 interest at a rate of 8.75%.  Collateralized by equipment.      9,112        13,311
                                                            -------------  -------------
                                                                27,571        69,475

Current portion of long-term debt                               18,765        30,478
                                                            -------------  -------------
Long-term debt                                                 $ 8,806      $ 38,997
                                                            =============  =============

NOTE H - LEASES

     Operating Leases

     The Company is committed under a noncancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor) which includes four of the Company's Executive Officers and/or Directors is for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease is $8,810 for a period of 119 months to August 1, 2000 when the monthly rental payments shall be fixed at an amount equal to the fair rental value of the property as determined by mutual agreement of lessor and the Company for the balance of the lease. Total rent expense was $105,720 in each of the years 1997, 1996 and 1995. Future minimum lease payments as of December 31, 1997 are $105,720 for 1998 and 1999 and $61,670 for 2000
     on which date the rental payments shall be renegotiated.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating leases expiring in various years through 2002. Total lease expense related to these leases was $295,809, $239,096 and $216,143 in the years ended December 31, 1997, 1996 and 1995, respectively.

     Capital Leases

     During 1997, the Company leased two manufacturing buildings under capital leases expiring in various years through 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the
     minimum lease payments or the fair value of the  asset.   The assets are
     depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

     The following is a summary of property held under capital leases:


                                       Dec. 31, 1997       Dec. 31, 1996
                                       -------------       -------------
      Building                           $ 1,207,610         $ 1,205,760
      Construction in Progress             1,465,152           1,240,320
      Land                                   246,250             246,250
      Equipment                              243,271             166,026
                                       -------------       -------------
            Sub Total                      3,162,283           2,858,356

      Less: Accumulated Depreciation         165,951              46,278
                                       -------------       -------------
      Total Property under Cap. Leases   $ 2,996,332         $ 2,812,078
                                       =============       =============

     Minimum future lease payments to related and unrelated parties are as follows:


                                   Related         Unrelated
                                   Parties          Parties        Total
                                 -------------    ------------- -------------
     1998                          $ 105,720       $  635,536     $  741,256
     1999                            105,720          466,938        572,658
     2000                             61,670          394,872        456,542
     2001                                  0          393,617        393,617
     2002                                  0          362,958        362,958
     Thereafter                            0        3,142,160      3,142,160
                                 -------------    -------------  ------------
     Future minimum lease payments $ 273,110       $5,396,081     $5,669,191
                                 =============    =============  ============


NOTE I - SUBORDINATED CONVERTIBLE DEBENTURE

During 1997 and 1996 the Company issued subordinated convertible 4% debentures totaling $20,230,000 and $6,600,000, respectively, with a one year mandatory maturity. At December 31, 1997 and 1996, the subordinated convertible debentures totaled $3,301,280 and $4,600,000 respectively.

NOTE J - STOCKHOLDERS' EQUITY

Preferred Stock

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

During 1997, 22,000 shares of the Series B convertible preferred stock were sold and converted.


Common Stock Warrants

During 1997, warrants ranging from $.22 to $1.25 per share to purchase 2,594,000 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 5,346,662 shares of common stock were exercisable at December 31, 1997. The per share exercise prices of these warrants are as follows:

                   Shares         Exercise Price
               -------------       ------------
                    10,000               $.22
                 1,226,700               $.25
                   180,000               $.33
                    50,000               $.38
                     1,482               $.45
                   350,000               $.50
                 2,334,000              $1.00
                   200,000              $1.25
                   994,480              $1.48 - $4.03
               -------------
      Total      5,346,662
               =============


NOTE J - STOCKHOLDERS' EQUITY - Continued

Common Stock Warrants - Continued

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

    Fiscal           Warrants                        Warrants Expire During Fiscal Year
 Year Granted        Granted         1998           1999           2000            2001         2002
--------------      ----------     ---------      ---------      ---------       ---------    ---------
    1990              506,700       506,700           -              -               -
    1991            1,251,482       900,000        351,482           -               -
    1992               25,000          -              -            25,000            -
    1993              209,000       209,000           -              -               -
    1994              130,000          -           130,000
    1995               21,000                                      21,000
    1996              609,480        59,480                                       550,000
    1997            2,594,000          -           200,000                      1,400,000      994,000
                  ------------   -----------     -----------    -----------    -----------    ---------
                    5,346,662     1,675,180        681,482         46,000       1,950,000      994,000
                  ============   ===========     ===========    ===========    ===========    =========

    The following is a summary of warrant transactions during 1997:

          Outstanding beginning of period:              2,905,462

          Granted during the twelve month period:       2,594,000

          Cancelled during the twelve month period:        -0-

          Exercised during the twelve month period:      (152,800)
                                                      -------------

          Outstanding, and eligible for exercise:       5,346,662
                                                      =============

     Common Stock Reserve

     At December 31, 1997 the Company has reserved unissued common stock as follows:

               Warrants                                 5,346,662
               Convertible debentures                  23,874,729
                                                      -------------
               Total                                   29,221,391
                                                      =============

Warrant Extensions

During 1997, the Company extended the exercise date of warrants to purchase 177,800 shares of common stock to certain officers and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $3.50, and were extended at the original grant price. No expense was charged to operations since the market price was less than the original warrant price.

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

NOTE J - STOCKHOLDERS' EQUITY - Continued

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

Diasense Common Stock

At December 31, 1997, warrants to purchase 7,476,513 shares of Diasense common stock were exercisable. The per share exercise price for 4,055,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,134,750 shares is $3.50. The warrants expire at various dates through 2001. To the extent that all the warrants are exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 1997 to 39.2%.

Diasense Warrant Extensions

During 1997, Diasense extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $1.00, and extended at the same price. Diasense recorded a $4,046,875 expense for the difference between the assumed value on the date the warrants were extended and the warrants' exercise prices.

During 1996, Diasense extended the exercise date of warrants to purchase 2,970,013 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.50 to $1.00, and extended at the same price. Diasense recorded a $8,571,033 expense for the difference between the assumed value on the date the warrants were extended and the warrants' exercise prices.

During 1995, Diasense extended the exercise date of warrants to purchase 1,765,000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise
prices  of  $.50, and  extended  at  the same price.   Diasense recorded a
$5,295,000 expense for the difference between the assumed values on the date the warrants were extended and the warrants' exercise prices.

Petrol Rem Common Stock

At December 31, 1997 warrants to purchase 3,920,000 shares of Petrol Rem common stock were exercisable at the exercise price of $.10. The warrants expire at various dates through 2002. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 67% at December 31, 1997 to 53.3%.

IDT Common Stock

At December 31, 1997 warrants to purchase 3,875,000 shares of IDT common stock were exercisable. The per share exercise price for 3,780,000 shares is $.10 and for 75,000 shares is $1.00 and for 20,000 shares is $2.00. The warrants expire at various dates through 2001. To the extent that if all the
warrants   were   exercised,  the   Company's proportionate ownership would be
diluted from 99.1% at December 31, 1997 to 71.6%.

NOTE K - INCOME TAXES

As  of   December 31, 1997, the company and its subsidiaries, except Diasense and Petrol Rem, have available approximately $63,260,000  of net operating loss
carryforwards for  federal income tax  purposes.   These carryforwards  are
available, subject to limitations, to offset futue taxable income, and expire in tax years 1998 through 2012. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $580,000 subject to limitations, expiring in tax years 2005 through 2012.

As  of   September  30,  1997, the end of  its  fiscal  year, Diasense had available approximately $21,500,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2012, are available, subject to limitations, to offset future taxable income. Diasense also has research and development credit
carryforwards available for federal income tax   purposes   of   approximately
$700,000,   subject to limitations, expiring in the years 2005 through 2010.

As   of   December  31,  1997,  Petrol  Rem   had   available  approximately
$8,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2012, are available, subject to limitations, to offset future taxable
income. Petrol   Rem   also  has  research  and development   credit
carryforwards  available for federal income tax purposes  of approximately
$75,000.

Certain  items  of  income  and  expense  are  recognized  in different periods for financial and income tax reporting purposes. In the years ended December 31, 1996 and 1995, a warrant exercise adjustment of $211,520 and $1,267,640, respectively, was reported for tax purposes. The fair market value of warrant extensions have been recorded and expensed for financial statement purposes in the years ended December 31, 1996 and 1995 in the amounts of $604,342 and $7,228,220, respectively.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards
because  of  the  uncertainty  as   to realization. Accordingly, the adoption
of  FAS  109  had  no effect on the financial statements of the Company.

The following is a summary of the composition of the Company's deferred tax asset (all long-term) and associated valuation allowance at December 31, 1997, December 31, 1996 and December 31, 1995:


                           Dec. 31, 1997    Dec. 31, 1996    Dec. 31, 1995
                           -------------    -------------    -------------

  Net Operating Loss        $ 21,508,400     $ 15,330,642     $ 10,959,420
  Warrant Expense              2,741,397        2,741,397        2,529,877
  Tax Credit Carryforward        580,000          520,000          400,000
                            ------------     -------------    -------------
                              24,829,797       18,592,039       13,899,297
  Valuation Allowance        (24,829,797)     (18,592,039)     (13,899,297)
                             ------------     -------------   -------------
  Net Deferred Tax Asset    $          0     $          0     $          0
                             =============    =============    =============


     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                     Increase in
                                       Deferred       Valuation
                                      Tax Benefit     Allowance      Net
                                     -------------  -------------  ----------

    Year-ended December 31, 1997     $  (6,237,758)  $ 6,237,758      $  0
    Year-ended December 31, 1996     $  (4,702,742   $ 4,702,742      $  0
    Year-ended December 31, 1995     $  (6,977,857   $ 6,977,857      $  0
    From March 20, 1972 (inception)
    through December 31, 1997        $ (24,829,797) $ 24,829,797      $  0



NOTE L - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company is currently performing research and development activities related to the non- invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasense. If successfully developed, the Sensor will enable users to measure blood glucose levels
     without taking  blood samples.   Diasense  acquired  the  rights  to  the
     Sensor, including one United States patent from BICO for $2,000,000 on November 18, 1991. Such patent covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration
     (FDA). The Sensor is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. As discussed in Note B, BICO finances its operations from the sales of stock and issuance of debt and
     was reimbursed for costs  incurred under   the   terms  and conditions  of
     the  Research   and Development Agreement for the research and development of the Sensor  by Diasense.  If BICO is unable to perform under  the
     Research   and   Development  or Manufacturing   Agreements, Diasense
     would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

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


NOTE L - RELATED PARTY TRANSACTIONS - Continued

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

     Amounts due from Officers

     At December 31, 1997 and 1996, Mr. Cooper owed the Company $8,500 related to a 12 percent simple interest demand loan. At December 31, 1997 and 1996, Mr. Cooper owed the Company $82,400, related to 10 percent simple interest demand loans. At December 31, 1997, Mr. Cooper owed the Company in aggregate notes of $158,000, related to 8.25 percent simple interest demand loans The accrued interest owed by Mr. Cooper on all demand notes at December 31, 1997 and 1996 was $66,121 and $50,070, respectively.

     At December 31, 1997 and 1996, the Company had a demand loan of $5,000 with 10 percent simple interest with Glenn Keeling, a Director. At December 31, 1997 and 1996 the Company had a demand loan of $50,000 with
     8.25 percent interest with Mr. Keeling. At December 31, 1997, the Company had a demand loan of $50,000 with 8.25 percent interest with Mr. Keeling. The accrued interest owed by Mr. Keeling on all demand notes at December 31, 1997 and 1996 was $7,664 and $2,804, respectively.

     At  December  31,  1997, the Company had  a  demand  loan  of $50,000 with
     8.25 percent simple interest with TJ  Feola,  a Director.   The accrued
     interest owed by Mr. Feola on the demand note at December 31, 1997 was $1,254 .

     At  December  31, 1997, the Company had a note receivable  of $35,000 with
     8.25 percent simple interest with  Dave  Purdy, Fred Cooper, TJ Feola and
     Glenn Keeling, all Directors who are jointly  liable.   As  of December
     31,  1997,  there  was  no accrued interest owed.


     At December 31, 1997 and 1996, the Company had extended a one year judgment note payable September 1, 1997, for $250,000, with an interest rate of prime plus one percent, with Joseph Kondisko, Allegheny Food Services, Inc. of which Joseph Kondisko, a former director, is
     principal  owner.   As  of December  31,  1997  and 1996 there was no
     accrued  interest owed.

NOTE L - RELATED PARTY TRANSACTIONS - Continued

     Advances to Officers

     During the periods 1997 and 1996, the Company and its subsidiaries made advances to Mr. Cooper. At December 31, 1997 and 1996, these advances accumulated to $26,150 and $32,535, respectively.

     Employment Contracts

     The Company's employment contracts with four officers and two employees
     commenced November 1, 1994 and  end  October  31, 1999.   These employment
     contracts set forth annual basic salaries aggregating $1,500,000 in 1997 and expiring in periods beginning October 1999 through 2002, which are subject to review and adjustment. The contracts may be
     extended  for two to three - year periods.  In the event  of change   in
     control  in  the  Company  and  termination of employment, continuation
     of  annual   salaries   at   100% decreasing to 25% are payable in
     addition to the issuing  of shares  of  common stock as defined in the
     contracts.   The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     Several class action lawsuits have been filed against the company and its subsidiary Diasense as well as certain of their directors, all of which have been consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of the Company between April 25, 1995 and February 26, 1996, at which time the value of the Company's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasense and manufactured by the Company. To date, a complaint has been filed in the action, to which the defendants have filed a Motion to Dismiss. The Company has engaged in voluntary mediation in order to explore whether settlement is an option. As a result of the mediation, the plaintiffs agreed to a "standstill" period, which has now expired; however, no further activity has been conducted by the plaintiffs to move the case forward. Management believes that no federal securities violation has occurred, and they intend to strongly defend the action.
     At this time it is not possible to predict the outcome of the litigation or to estimate the potential damages arising from the claims, since the number of class members, and the volume and pricing of shares traded, are unknown.

     Pennsylvania Securities Commission

     The  Pennsylvania  Securities  Commission  is  conducting   a private
     investigation of the Company and its subsidiary, Diasense, Inc. in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.

 NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

     License Agreement

     Under terms of a license agreement with a shareholder of Petrol Rem for the marketing rights with respect to certain inventions Petrol Rem is to make minimum royalty payments of $120,000 per year for each year starting in 1994 through 2001.

NOTE N - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401k provisions which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 1997.

NOTE O - SUBSEQUENT EVENTS

     Special Meeting

     On February 2, 1998 BICO's shareholders approved an increase in the special shareholders meeting convened for that purpose.

     Debentures

     Debentures Subsequent to December 31, 1997, and through March 25, 1998. the Company issued additional 4% subordinated convertible debentures totaling $4,595,000 with a one year mandatory maturity and converted $4,271,280 of subordinate debentures into common stock.

     Common Stock

     Subsequent to December 31, 1997 and through March 25, 1998, the Company issued additional 4% subordinate convertible debentures totaling $5,020,000 with a one year mandatory maturity and converted $4,271,280 of subordinate debentures into common stock.

     The Company's common stock is currently traded on the NASDAQ Small-Cap Market. Revised requirements for this market include a minimum trading price of $1.00 which will limit the Company's option to continue to trade on NASDAQ.

     Related Party Transactions

     Subsequent to December 31, 1997, the company issued Mr. Cooper demand notes in the amount of $275,000 with 8.25 percent simple interest.

     Subsequent to December 31, 1997, the company issued Mr. Keeling a demand note in the amount of $190,000 with 8.25 percent simple interest.

     Subsequent to December 31, 1997, the company issued Mr. Feola a  demand note in the amount of $185,000 with  8.25  percent simple interest.

     Stock Purchase Agreement

     Effective March 4, 1998, pursuant to a Stock Purchase Agreement dated February 20, 1998, the Company acquired 58.4% of International Chemical Technologies, Inc. (ICTI) a development stage corporation. ICTI commenced operations in May 1997 and plans to engage in the business of manufacturing and marketing, and licensing rights with respect to certain corrosion/wear-resistant metal alloy coating compositions. The unaudited financial statements of ICTI as of December 31, 1997 present accumulated losses of $680,335, a working capital defeciency of $457,164, and a net defeciency in assets of $678,335.

     Consideration for the purchase of the 58.4% interest in ICTI included a cash payment of $1,030,000; a promissory note for $3,350,000 at 8%; 2,000,000 shares of Biocontrol common stock (fair market value of $250,000); a warrant to purchase 1,000,000 shares of Biocontrol stock for $2 per share anytime through March 4, 2003; and the guarantee by Biocontrol of a promissory note for $1,300,000 payable by ICTI to the seller.

     The Biocontrol promissory note for $3,350,000 is payable in monthly installments as follows; (i) on the first day of each calendar month from April 1, 1998 through and including September 1, 1998 a principal payment of $150,000 per month plus accrued interest (ii) on October 1, 1998, a principal payment of $1,100,000 plus accrued interest (iii) on the first day of each calendar month from November 1, 1998 through and including November 1, 1999 a principal payment of $100,000 per month plus accrued interest and (iv) on December 1, 1999 a final payment equal to the remaining outstanding principal balance plus all accrued interest thereon. The note is collateralized by the shares of ICTI purchased by Biocontrol.

     The ICTI promissory note, guaranteed by Biocontrol, is for $1,300,000 at an annual interest rate of 9.5% and is payable in monthly principal amounts of $36,111 plus interest. This note is collateralized by all tangible and intangible assets of ICTI.

     In addition, Biocontrol has agree to make nonscheduled capital contributions totaling $3,000,000 to ICTI on or before September 4, 1998.


[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                                       2,759,067
[SECURITIES]                                         0
[RECEIVABLES]                                1,215,706
[ALLOWANCES]                                  (14,931)
[INVENTORY]                                  1,834,018
[CURRENT-ASSETS]                             5,298,560
[PP&E]                                      10,208,609
[DEPRECIATION]                             (3,516,667)
[TOTAL-ASSETS]                              12,981,300
[CURRENT-LIABILITIES]                        4,410,478
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    13,858,398
[OTHER-SE]                                 (9,394,322)
[TOTAL-LIABILITY-AND-EQUITY]                12,981,300
[SALES]                                      1,155,907
[TOTAL-REVENUES]                             1,426,134
[CGS]                                          641,311
[TOTAL-COSTS]                                  641,311
[OTHER-EXPENSES]                            27,035,423
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             315,624
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                              (24,154,324)
[EPS-PRIMARY]                                    (.34)
[EPS-DILUTED]                                    (.34)


