Form 10-Q
period 1998-03-31
BIOCONTROL TECHNOLOGY INC
filed 1998-05-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                              March 31, 1998

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

     As of March 31, 1998, 192,724,748 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                               Mar. 31, 1998    Dec. 31, 1997
                                                (Unaudited)        (Note)
                                               -------------    -------------
CURRENT ASSETS
   Cash and equivalents                        $   1,918,927    $   2,759,067
   Accounts receivable-net of allowance for
    doubtful accounts                                321,977          417,329
   Inventory - net of valuation allowance          1,867,759        1,834,018
   Notes receivable -  related parties                35,000           35,000
   Notes receivable                                   87,000           87,000
   Interest receivable                                 2,393            2,134
   Prepaid expenses                                  185,488          164,012
                                               -------------    -------------

                 TOTAL CURRENT ASSETS              4,418,544        5,298,560

PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,444,273        1,444,273
   Land                                              246,250          246,250
   Construction in process                         1,505,372        1,465,152
   Leasehold improvements                          1,486,083        1,197,977
   Machinery and equipment		                   	   5,406,491        5,042,736
   Furniture, fixture & equipment                    856,104          812,221
                                               -------------    -------------
               Subtotal                           10,944,573       10,208,609

   Less accumulated depreciation                   3,772,403        3,516,677
                                               -------------    -------------
                                                   7,172,170        6,691,932
OTHER ASSETS
   Notes receivable - related parties              1,248,900          598,900
   Interest receivable - related parties              89,716           75,343
   Deposit on equipment				                          300,000          300,000
   Goodwill					                                   5,310,501                -
   Patents, net of amortization                        5,682            6,765
   Other assets                                       18,343            9,800
                                               -------------    -------------
                                                   6,973,142          990,808
                                               -------------    -------------

                    TOTAL  ASSETS              $  18,563,856    $  12,981,300
                                               =============    =============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Mar. 31, 1998      Dec. 31, 1997
                                                 (Unaudited)         (Note)
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $     503,670     $     646,535
   Current portion of long-term debt               3,123,061            18,765
   Current portion of capital lease obligations      120,181           109,933
   Debentures payable                              3,900,000         3,301,280
   Accrued liabilities                               283,034           215,119
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             114,403           116,146
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                8,047,049         4,410,478
LONG-TERM LIABILITIES
   Capital lease obligations                       2,652,273         2,688,293
   Long-term debt                                  1,400,350             8,806
                                               -------------      ------------
                                                   4,052,623         2,697,099

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,347,016         1,409,647

STOCKHOLDERS'  EQUITY
   Common stock, par value $.10 per share
    authorized 300,000,000 shares, issued and
    outstanding 192,724,748 at Mar. 31,1998 and
    138,583,978 at Dec. 31, 1997                  19,472,475        13,858,398
   Additional paid-in capital                     96,530,838        97,004,067
   Notes receivable issued for
    common stock - related party                     (25,000)          (25,000)
   Warrants                                        6,396,994         6,396,994
   Accumulated  deficit                         (117,258,139)     (112,770,383)
                                              --------------     -------------

          TOTAL STOCKHOLDERS' EQUITY               5,117,168         4,464,076
                                               --------------     -------------

          TOTAL LIABILITIES  AND

               STOCKHOLDERS' EQUITY            $  18,563,856     $  12,981,300
                                               =============     ==============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
 Revenues
  Sales                                        $     457,705    $     149,321
  Interest income                                     45,478           40,219
                                               -------------    -------------
      Total revenues                                 503,183          189,540

Costs and expenses
  Cost of products sold                              268,980           84,475
  Research and development                         2,653,534        1,915,832
  Selling, general and administrative              1,790,246        2,642,754
  Warrant extensions - subsidiary                          0        3,715,000
  Interest expense                                    92,807           78,836
                                               -------------    -------------
                                                   4,805,567        8,436,897
                                               -------------    -------------

Loss before unrelated investors' interest         (4,302,384)      (8,247,357)

Unrelated investors' interest in net loss of
 subsidiary                                           64,628        1,911,630
                                               -------------    -------------


 Net loss                                        ($4,237,756)     ($6,335,727)
                                               =============    =============

 Loss per common share                                ($0.03)          ($0.12)
                                               =============    =============

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1998      March 31,1997
                                              --------------      -------------

Cash flows used by operating activities:
 Net loss                                       ($4,487,756)      ($6,335,727)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     256,809           213,391
  Unrelated investors' interest in subsidiary       (64,628)       (1,911,630)
  Warrant extensions by subsidiary                        0         3,715,000
  Debenture interest converted to stock              18,865                 0
  Stock issued in exchange for services             (25,187)           18,369
  (Increase) in accounts receivable                  95,352           (32,086)
  (Increase) in inventories                         (33,741)         (349,665)
  (Increase) decrease in prepaid expenses           (21,746)            8,628
  Decrease (increase) in other assets                (8,543)               20
  (Decrease) in accounts payable                   (142,865)          (64,821)
  Increase (decrease) in other liabilities          (66,172)           35,052
                                              --------------      ------------
   Net cash flow (used) by operating activities  (4,479,612)       (4,703,469)
                                              --------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment        (735,964)         (329,240)
  (Increase) in notes receivable                   (650,000)          (83,000)
  (Increase) in interest receivable                 (14,632)           (7,294)
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                           (1,400,596)         (419,534)
                                              --------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of Preferred stock-
   Series B                                               0         2,027,000
 Proceeds from debentures payable                 5,220,000         1,000,000
 Payments on notes payable                         (154,160)          (21,572)
 Payments on capital lease obligations              (25,772)           57,906
                                              --------------      ------------

   Net cash provided by financing activities      5,040,068         3,063,334
                                              --------------      ------------

 Increase (decrease) in cash and equivalents       (840,140)       (2,059,669)
                                              --------------      ------------
 Cash and equivalents, beginning of period        2,759,067         3,802,874
                                              --------------      ------------

 Cash and equivalents, end of period             $1,918,927        $1,743,205
                                              ==============      ============

See notes to consolidated financial statements.

               BIOCONTROL TECHNOLOGY, INC.
              NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9%
owned   subsidiary,  Coraflex,  Inc.,  and   its   52%   owned
subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 99.4% owned subsidiary, Barnacle Ban Inc., and its 58.4% owned subsidiary, ICTI, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   In  the  opinion  of  management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 1998, and March 31, 1997, were 156,110,750 and 51,104,376, respectively.

NOTE C - Stockholders Equity

     During the three months ended March 31, 1998, the Company issued 4% Subordinate Convertible Debentures totaling $5,220,000 to entities which are not a U.S. person as that term is defined in Rule 902(O) of Regulation S and were not saleable or convertible for a minimum of 45 days from issuance (See "Management's Discussion and Analysis").

      The Company's common stock is currently traded on the NASDAQ Small-Cap Market. Revised requirements for this market include a minimum trading price of $1.00 which will limit the Company's option to continue to trade on NASDAQ.

NOTE D Stock Purchase Agreement

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


                   BIOCONTROL TECHNOLOGY, INC.
           NOTES TO FINANCIAL STATEMENTS Continued

NOTE D Stock Purchase Agreement - Continued

The unaudited financial statements  of  ICTI as of December
31, 1997 present accumulated losses of $680,335, a working capital deficiency of $457,164, and a net deficiency in assets of $678,335.

Consideration for the purchase of the 58.4% interest in ICTI included a cash payment of $1,030,000; a promissory note for $3,350,000 at 8%; 2,000,000 shares of Biocontrol common stock (fair market value of $250,000), a warrant to purchase 1,000,000 shares of Biocontrol stock for $2 per share anytime through March 4, 2003; and the guarantee by Biocontrol of a promissory note for $1,300,000 payable by ICTI to the seller.

The Biocontrol promissory note for $3,350,000 is payable in monthly installments as follows; (i) on the first day of each calendar month from April 1, 1998 through and including September 1, 1998 a principal payment of $150,000 per month plus accrued interest (ii) on October 1, 1998, a principal payment of $1,100,000 plus accrued interest (iii) on the first day of each calendar month from November 1, 1998 through and including November 1, 1999 a principal payment of $100,000 per month plus accrued interest and (iv) on December 1, 1999 a final payment equal to the remaining outstanding principal balance plus all accrued interest thereon. The note is collateralized by shares of ICTI purchased by Biocontrol.

The ICTI promissory note, guaranteed by Biocontrol, is for $1,300,000 at an annual interest rate of 9.5% and is payable in monthly principal amounts of $36,111 plus interest. This note is collateralized by all tangible and intangible assets of ICTI.

In addition, Biocontrol has agreed to make nonscheduled capital contributions totaling $3,000,000 to ICTI on or before September 4, 1998.

NOTE E - Legal Proceedings

During the last quarter, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company is currently in the process of copying documents for production in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties

                 BIOCONTROL TECHNOLOGY, INC.
 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

Liquidity and Capital Resources
-------------------------------

      Cash decreased from $2,759,067 at December 31, 1997 to $1,918,927 at March 31,1998. This decrease was attributable to the Company's $5,040,068 provided by financing activities against $4,479,612 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor), Sensor related general and administrative expenses and costs associated with the acquisition of ICTI, Inc.. The Company also had net cash used by investing activities of $1,400,596, which includes equipment consolidated from ICTI, Inc. and the making of Notes Payable to related parties.

       Other  assets  include  goodwill  in the amount of $5.3
million   which  was  recorded in accordance  with GAAP as the
result of the ICTI Inc. transaction.

      The Company continued to fund operations solely from sales of convertible debentures. This aggregated $5,220,000 to the Company. Proceeds from the sales were primarily used to continue to fund the Company's research and development projects, payments due to the acquisition of ICTI, Inc. and to provide working capital for the Company.

Results of Operations
---------------------

     Sales during the first quarter increased from $149,321 in 1997 to $457,705 in 1998. The increase was primarily due to the increase in sales of the Company's Functional Electrical
Stimulators.

      Interest income increased during the first quarter from $40,219 in 1997 to $45,478 in 1998. The increase was due to the Company's having more cash to invest during the period
1998 than 1997.

     Costs of Products Sold increased during the first quarter from $84,475 in 1997 to $268,980 in 1998. The increase was primarily due to the increase in sales of the Company's
Functional Electrical Stimulators.

      Research and Development expenses increased during the first quarter from $1,915,832 in 1997 to $2,653,534 in 1998.
The increase was due to the Company's increased Sensor research and development activities, which includes patient testing.

      Selling, General and Administrative expenses decreased during the first quarter from $2,642,754 in 1997 to $1,790,246 in 1998. The decrease was due to the Company's reorganization of some manufacturing personnel to assist with development of the Sensor and management's implementation of cost control polices.

     Interest expense increased during the first quarter from $78,836 in 1997 to $92,807 in 1998. The increase was due to the Company's continued efforts in acquiring capital through 4% convertible debentures and Notes Payable according to the ICTI sales agreement (See Note D).

PART II - OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated March 31, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated April 03, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (3) A report on form 8-K dated April 08, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (4) A report on form 8-K dated April 23, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (5) A report on form 8-K dated April 29, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated April 30, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated May 04, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (8) A report on form 8-K dated May 12, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1998.



                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                              ------------------------
                              Fred E. Cooper
                              CEO