Form 10-Q
period 1998-06-30
BIOCONTROL TECHNOLOGY INC
filed 1998-08-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            June 30,  1998

Commission file number                                            0-10822


                      BIOCONTROL TECHNOLOGY, INC.
         (Exact name of registrant as specified in its charter)


Pennsylvania                                                       25-1229323
(State of other jurisdiction                                    (IRS Employer
of incorporation or organization)                         Identification no.)


300 Indian Springs Road, Indiana, Pennsylvania                          15701
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

     As of June 30, 1998, 316,226,240 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                               Jun. 30, 1998    Dec. 31, 1997
                                                (Unaudited)        (Note)
                                               -------------    -------------
CURRENT ASSETS
   Cash and equivalents                        $     294,535    $   2,759,067
   Accounts receivable-net of allowance for
    doubtful accounts                                103,108          417,329
   Inventory - net of valuation allowance          1,864,959        1,834,018
   Notes receivable -  related parties                35,000           35,000
   Notes receivable                                  826,050           87,000
   Interest receivable                                 2,655            2,134
   Prepaid expenses                                  180,845          164,012
                                               -------------    -------------

                 TOTAL CURRENT ASSETS              3,307,152        5,298,560

PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,444,273        1,444,273
   Land                                              246,250          246,250
   Construction in process                         1,541,609        1,465,152
   Leasehold improvements                          1,486,083        1,197,977
   Machinery and equipment		           5,128,623        5,042,736
   Furniture, fixture & equipment                    880,154          812,221
                                               -------------    -------------
               Subtotal                           10,726,992       10,208,609

   Less accumulated depreciation                   3,929,366        3,516,677
                                               -------------    -------------
                                                   6,797,626        6,691,932
OTHER ASSETS
   Notes receivable - related parties              1,273,900          598,900
   Interest receivable - related parties             108,666           75,343
   Deposit on equipment				           -          300,000
   Goodwill, net of amortization		   5,240,413                -
   Patents, net of amortization                        4,599            6,765
   Other assets                                       14,269            9,800
                                               -------------    -------------
                                                   6,641,847          990,808
                                               -------------    -------------

                    TOTAL  ASSETS              $  16,746,625    $  12,981,300
                                               =============    =============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Jun. 30, 1998      Dec. 31, 1997
                                                 (Unaudited)         (Note)
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $   1,345,652     $     646,535
   Current portion of long-term debt               2,976,715            18,765
   Current portion of capital lease obligations      116,349           109,933
   Debentures payable                              1,949,300         3,301,280
   Accrued liabilities                               638,088           215,119
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             114,403           116,146
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                7,142,907         4,410,478

LONG-TERM LIABILITIES
   Capital lease obligations                       2,650,625         2,688,293
   Long-term debt                                  1,172,222             8,806
                                               -------------      ------------
                                                   3,822,847         2,697,099

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,273,387         1,409,647

STOCKHOLDERS'  EQUITY
   Common stock, par value $.10 per share
    authorized 600,000,000 shares, issued and
    outstanding 316,226,240 at Jun. 30,1998 and
    138,583,978 at Dec. 31, 1997                  31,622,624        13,858,398
   Additional paid-in capital                     89,496,568        97,004,067
   Note receivable issued for
    common stock - related party                     (25,000)          (25,000)
   Warrants                                        6,396,994         6,396,994
   Accumulated  deficit                         (122,983,702)     (112,770,383)
                                              --------------     -------------

          TOTAL STOCKHOLDERS' EQUITY               4,507,484         4,464,076
                                               --------------     -------------
          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  16,746,625     $  12,981,300
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

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,
                                                              1998            1997           1998              1997
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                   $   933.414     $   515,884      $  475,736       $  366,563
   Interest income                                              60.594          70,249          15,116           30,030
   Other  income                                                     -           3,980               -            3,980
                                                         --------------  --------------  --------------   --------------
                                                               994,035         590,113         490,852          400,573
Costs  and  expenses
   Cost  of  products  sold                                    498,860         323,050         229,880          238,575
   Research  and  development                                4,013,632       3,921,661       1,360,098        2,005,829
   Selling,  general  and  administrative                    5,651,209       6,600,650       3,860,963        3,957,896
   Warrant extensions - Subsidiary                           1,870,000       4,014,375       1,870,000          299,375
   Interest  expense                                           205,658         143,402         112,851           64,566
                                                         --------------  --------------  --------------   --------------

                                                            12,239,359      15,003,138       7,433,792        6,566,241
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (11,245,324)    (14,413,025)     (6,942,940)      (6,165,668)

Unrelated investors' interest in net loss
 of subsidiary                                               1,032,005       2,147,649         967,377          236,019
                                                         --------------  --------------  --------------   --------------

   Net  loss                                              ($10,213,319)   ($12,265,376)    ($5,975,563)     ($5,929,649)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.05)         ($0.21)         ($0.03)          ($0.10)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              1998            1997           1998              1997
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($10,213,319)   ($12,265,376)    ($5,975,563)     ($5,929,649)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            482,940         420,069         226,131          206,678
    Unrelated  investors'  interest  in  subsidiary         (1,032,005)     (2,147,649)       (967,377)        (236,019)
    Warrant extensions by subsidiary                         1,870,000       4,014,375       1,870,000          229,375
    Debenture interest converted to stock                       72,665               -          53,800                -
    Premium for extention on debenture                         680,500               -         680,500                -
    Acquistion of ICTI                                         621,517               -         871,517                -
    Stock issued in exchange for services  		       (17,688)        864,565           7,499          846,196
    Stock issued in exchange for services by subsidiary              -             600               -              600
    (Increase) in receivables                                  314,221         (96,906)        218,869          (64,820)
    (Increase) in inventories                                  (30,941)       (454,884)          2,800         (105,219)
    (Increase) decrease in  prepaid  expenses                  (16,833)         55,299           4,913           46,671
    (Increase) decrease  in  other  assets                      (4,469)          1,487           4,074            1,467
    (Decrease) increase in  accounts  payable                  698,817        (117,687)        841,682          (52,866)
     Increase in  other  liabilities                           422,969         334,627         489,141          299,575
    (Decrease) in deferred revenue on contract billing          (1,743)        (75,000)         (1,743)         (75,000)
                                                         --------------  --------------  --------------   --------------
     Net  cash  flow (used) by  operating activities        (6,153,369)     (9,466,480)     (1,673,757)      (4,763,011)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment               (784,082)       (711,369)        (48,118)        (382,129)
    (Increase) in  notes  receivable                          (825,050)        (83,000)       (175,050)               -
    (Increase) in interest receivable                          (33,844)        (12,768)        (19,212)          (5,474)
    Acquisition of ICTI                                     (1,030,000)              -      (1,030,000)               -
                                                         --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities        (2,672,976)       (807,137)     (1,272,380)        (387,603)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds from sales of Preferred stock-Series B                -       2,027,000               -                -
  Proceeds from  warrants  exercised                                 -          38,200               -           38,200
  Proceeds from debentures payable                           6,945,000       5,800,000       1,725,000        4,800,000
  Payments on notes payable                                   (528,634)        (28,179)       (374,474)          (6,607)
  Payments on capital lease obligations                        (54,553)         39,115         (28,781)         (18,791)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities          6,361,813       7,876,136       1,321,745        4,812,802
                                                         --------------  --------------  --------------   --------------

  Decrease  in  cash  and equivalents                       (2,464,532)     (2,397,481)     (1,624,392)        (337,812)
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents, beginning  of  period              2,759,067       3,802,874       1,918,927        1,743,205
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                  $  294,535      $1,405,393      $  294,535       $1,405,393
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.

                 BIOCONTROL TECHNOLOGY, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

      The  accompanying consolidated financial  statements  of
Biocontrol  Technology,  Inc. (the "Company")  and  its  89.9%
owned   subsidiary,  Coraflex,  Inc.,  and   its   52%   owned
subsidiary,  Diasense,  Inc., and its  67%  owned  subsidiary,
Petrol  Rem, Inc., and its 99.1% owned subsidiary, IDT,  Inc., and  its  99.4% owned subsidiary, Barnacle Ban Inc.,  and  its
58.4%  owned  subsidiary, ICTI, Inc., have  been  prepared  in accordance  with generally accepted accounting principles  for interim  financial information, and with the  instructions  to
Form 10-Q and Rule 10-O Regulation S-X.  Accordingly, they  do not  include all of the information and footnotes required  by
generally   accepted   accounting  principles   for   complete
financial  statements.   In  the opinion  of  management,  all
adjustments   (consisting   of  normal   recurring   accruals)
considered  necessary  for  a  fair  presentation  have   been
included.   For further information, refer to the consolidated
financial  statements and footnotes included in the  Company's annual  report  on Form 10-K for the year ended  December  31,
1997.

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 1998, and June 30, 1997, were 202,083,593 and 57,253,388, respectively.

NOTE C - Stockholders Equity

During  the  three  months ended June 30,  1998,  the  Company
issued   4%   Subordinate  Convertible   Debentures   totaling
$1,725,000  to  entities which are not a U.S. person  as  that term  is  defined in Rule 902(O) of Regulation S and were  not saleable or convertible for a minimum of 45 days from issuance
(See "Management's Discussion and Analysis").

The Company's common stock is currently traded on the NASDAQ Small-Cap Market. Revised requirements for this market include a minimum trading price of $1.00 which will limit the Company's option to continue to trade on NASDAQ.

During  the  period  ending  June  30,  1998,  Diasense  Inc., extended  the  exercise date of warrants to  purchase  748,000 shares  of common stock to certain directors, consultants  and
employees.   The  warrants  were  originally  granted  at   an
exercise  price  of $.50 per share and extended  at  the  same
price.   The  assigned value of the stock when the  extensions
were  granted was $3.50.  Diasense Inc. recorded a  $1,870,000 expense for the difference between the assigned value and  the warrant price times the number of shares.


                   BIOCONTROL TECHNOLOGY, INC.
           NOTES TO FINANCIAL STATEMENTS Continued

NOTE E - Legal Proceedings

During April 1998, the Company and its affiliates were served with  subpoenas  by  the U.S. Attorneys' office  for the U.S.
District  Court  for  the  Western  District of Pennsylvania.
The subpoenas  requested  certain  corporate,  financial  and scientific documents and the Company  has provided  documents in response to such requests.  The class action lawsuit which names  the  Company and  certain  officers and  directors  as defendants  is  pending  in the U.S. District  Court  for the
Western  District  of  Pennsylvania.   The  action  has  been
certified  as a  class action, and  remains in the  pre-trial pleading stage pursuant to consent of all the parties.

NOTE F - Year 2000 Issue

The  Company  is  currently working to resolve  the  potential impact  of  the  Year 2000 on the processing of date-sensitive
information.   The Year 2000 Issue is the result  of  computer
programs being written using two digits (rather than four)  to define the applicable year.  Programs which are susceptible to problems  after December 31, 1999 are those which recognize  a date  using  "00" as the year 1900 rather than the year  2000, which  could  result  in miscalculations or  system  failures.
Based upon a review of its own internal programs and software, the  Company  currently believes that the Year 2000  will  not pose  significant  operational  problems  to  its  information systems, because such systems are already compliant or will be
made   compliant   with  minor  adjustments.    In   addition,
ChaseMellon  Shareholder  Services,  the  Company's   transfer
agent,  has disclosed that it will be Year 2000 compliant  and
that no interruptions in service will occur.   The Company  is
also  conducting  an  investigation of  its  major  suppliers, vendors and other parties to determine their respective  plans for  the  Year  2000 compliance.  The Company's  common  stock currently  trades on the Nasdaq Small-Cap Market,  Nasdaq  and its  parent, the NASD, have analyzed its products and systems;
are addressing their Year 2000 issues; and are implementing  a plan  to  test  their systems and to remediate any  Year  2000
problems.   As of this date, Nasdaq has not made a  definitive
statement regarding when it will be compliant, but has  stated
that  it  is  making  all  necessary changes  to  its  trading
systems.   The Company's current estimates indicate  that  the
costs  of  addressing potential problems are not  expected  to have  a material impact upon the Company's financial position,
results of operations or cash flows in future periods.   There
can   be   no   assurance,  however,  that  modifications   to
information  systems which impact the Company  and  which  are required  to  remediate year 2000 issues will  be  made  on  a timely  basis  and  that they will not  adversely  affect  the
Company's systems or operations.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

Liquidity and Capital Resources

Cash  decreased  from  $2,759,067  at  December  31,  1997  to
$294,535 at June 30, 1998.  This decrease was attributable  to the  Company's  $6,153,369  net operating  expenditures  which primarily related to the research and development of  the  non invasive  glucose sensor (Sensor), Sensor related general  and
administrative   expenses  and  costs  associated   with   the
acquisition of ICTI, Inc..  The Company also had net cash used
by   investing   activities  of  $2,672,976,  which   includes
equipment consolidated from ICTI, Inc. and the making of Notes
Receivable to related parties.


                 BIOCONTROL TECHNOLOGY, INC.
 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

Liquidity and Capital Resources - Continued

Furthermore, the Company had net cash provided by financing activities of $6,361,813 of which $6,945,000 was provided from debentures sold pursuant to regulation S. Net cash provided by financing activities was primarily used to continue to fund the Company's research and development projects, payments in connection with the acquisition of ICTI, Inc. and to provide working capital for the Company.

Results of Operations

Sales during the second quarter increased to $475,736 in  1998 from  $366,563 in 1997 and increased for the six month  period to  $933,441  in 1998 from $515,884 in 1997. The increase  was primarily  due to increased sales of the Functional Electrical
Stimulators, the sales of which have been suspended.

Interest income decreased during the second quarter to $15,116 in 1998 from $30,030 in 1997 and decreased for the six month period to $60,594 in 1998 from $70,249 in 1997. The decrease was due to the Company's having less cash to invest during the periods in 1998 than in 1997.

Costs of Products Sold during the second quarter decreased to $229,880 in 1998 from $238,575 in 1997 and increased for the six month period to $498,860 in 1998 from $323,050 in 1997.
The fluctuations were primarily due to varying orders for the Functional Electrical Stimulators.

Research and Development expenses during the second quarter decreased to $1,360,098 in 1998 from $2,005,829 in 1997 and increased for the six month period to $4,013,632 in 1998 from $3,921,661 in 1997 The second quarter decrease was due to a reduction in research and development expenditures.

Selling, General and Administrative expenses during the second quarter decreased to $3,860,963 in 1998 from $3,957,896 in 1997 and decreased for the six month period to $5,651,209 in 1998 from $6,600,650 in 1997. The decrease was due to the Company's reduction in personnel and expenditures.

Interest expense during the second quarter increased to $112,851 in 1998 from $64,566 in 1997 and increased for the six month period to $205,658 in 1998 from $143,402 in 1997.
The increase was due to the Company's continued efforts in acquiring capital through 4% convertible debentures and to Notes Payable in connection with the acquisition of ICTI.

The Company's cash flow problems resulted in a reduction in personnel during the quarter ended June 30,1998. In addition, such problems resulted in the Company's inability to meet its full payroll during June, 1998.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security
          Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated July 02, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated July 06, 1998, with respect to Item 5 other events. and Item 7 (c), Exhibit.

          (3) A report on form 8-K dated July 07, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (4) A report on form 8-K dated July 15, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (5) A report on form 8-K dated July 16, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated August 04, 1998, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (7) A report on form 8-K dated August 05, 1998, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (8) A report on form 8-K dated August 07, 1998, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (9) A report on form 8-K dated August 07, 1998, with respect to Item 5 other events and Item 7
               (c), Exhibit.


     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 1998.



                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                    Fred E. Cooper
                                    CEO


