Form 10-Q/A
period 1998-03-31
BIOCONTROL TECHNOLOGY INC
filed 1998-10-21
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q/A


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

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1998      March 31,1997
                                              --------------      -------------

Cash flows used by operating activities:
 Net loss                                       ($4,237,756)      ($6,335,727)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     215,407           213,391
  Unrelated investors' interest in subsidiary       (62,631)       (1,911,630)
  Warrant extensions by subsidiary                        0         3,715,000
  Debenture interest converted to stock                   0                 0
  Stock issued in exchange for services             (25,187)           18,369
  (Decrease) in accounts receivable                 103,934           (32,086)
  (Increase) in inventories                         (26,246)         (349,665)
  (Increase) decrease in prepaid expenses           (20,289)            8,628
  (Increase) decrease in other assets                29,511                20
  (Decrease) in accounts payable                   (168,394)          (64,821)
  Increase (decrease) in other liabilities          (74,839)           35,052
                                              --------------      ------------
   Net cash flow (used) by operating activities  (4,116,812)       (4,703,469)
                                              --------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (68,764)         (329,240)
  (Increase) in notes receivable                   (650,000)          (83,000)
  (Increase) in interest receivable                 (14,632)           (7,294)
  Stock purchase agreement - ICTI                (1,030,000)                0
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                           (1,763,396)         (419,534)
                                              --------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of Preferred stock-
   Series B                                               0         2,027,000
 Proceeds from debentures payable                 5,220,000         1,000,000
 Payments on notes payable                         (154,160)          (21,572)
 Payments on capital lease obligations              (25,772)           57,906
                                              --------------      ------------

   Net cash provided by financing activities      5,040,068         3,063,334
                                              --------------      ------------

 Increase (decrease) in cash and equivalents       (840,140)       (2,059,669)
                                              --------------      ------------
 Cash and equivalents, beginning of period        2,759,067         3,802,874
                                              --------------      ------------

 Cash and equivalents, end of period             $1,918,927        $1,743,205
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

Liquidity and Capital Resources
-------------------------------

      Cash decreased from $2,759,067 at December 31, 1997 to $1,918,927 at March 31,1998. This decrease was attributable to the Company's $5,040,068 provided by financing activities against $4,116,812 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor), Sensor related general and administrative expenses and costs associated with the acquisition of ICTI, Inc.. The Company also had net cash used by investing activities of $1,763,396, which includes equipment consolidated from ICTI, Inc. and the making of Notes Payable to related parties.

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