Form 10-Q
period 1998-09-30
BIOCONTROL TECHNOLOGY INC
filed 1998-11-16
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended                  September 30, 1998
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

     As of September 30, 1998, 398,402,428 shares of Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

PART  I  FINANCIAL  STATEMENTS

Item 1. Financial  Statements


                         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                                   CONSOLIDATED  BALANCE  SHEETS


                                                                  Sep. 30, 1998           Dec. 31, 1997
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT ASSETS
 Cash  and  equivalents                                           $    668,868             $  2,759,067
 Accounts  receivable-net of allowance for doubtful accounts           162,988                  417,329
 Notes receivable-related parties                                        -                       35,000
 Notes  receivable                                                     121,050                   87,000
 Interest receivable                                                     -                        2,134
 Inventory-net of valuation allowance                                1,758,378                1,834,018
 Prepaid  expenses                                                     216,396                  164,012
                                                                  -------------            -------------
              TOTAL  CURRENT  ASSETS                                 2,927,680                5,298,560


PROPERTY, PLANT AND EQUIPMENT
 Building                                                            1,444,273                1,444,273
 Land                                                                  246,250                  246,250
 Construction in process                                             1,568,600                1,465,152
 Leasehold improvements                                              1,486,084                1,197,977
 Furniture, fixtures and equipment                                     842,136                  812,221
 Machinery and equipment                                             5,162,232                5,042,736
                                                                  -------------            -------------
    Subtotal                                                        10,749,575               10,208,609

  Less accumulated depreciation                                      4,124,178                3,516,677
                                                                  -------------            -------------

                                                                     6,625,397                6,691,932

OTHER  ASSETS
 Notes  receivable  -  related  parties                              1,270,900                  598,900
 Interest receivable - related parties                                 137,186                   75,343
 Deposit on Equipment                                                    -                      300,000
 Goodwill, net of amortization                                       5,172,325                    -
 Patents,  net  of  amortization                                         3,516                    6,765
 Other  assets                                                          12,585                    9,800
                                                                  -------------            -------------
                                                                      6,596,512                 990,808
                                                                  -------------            -------------
              TOTAL   ASSETS                                       $ 16,149,589            $ 12,981,300
                                                                  =============            =============


Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  BALANCE  SHEETS

                           (CONTINUED)


                                                                  Sep. 30, 1998           Dec. 31, 1997
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT LIABILITIES
 Accounts  payable                                                $  1,115,811                $ 646,535
 Current portion of long-term debt                                   3,623,217                   18,765
 Current portion of capital lease obligations                          135,725                  109,933
 Debentures payable                                                  3,125,000                3,301,280
 Accrued  liabilities                                                  683,925                  215,119
 Escrow payable                                                          2,700                    2,700
 Deferred revenue on contract billings                                 114,403                  116,146
                                                                  -------------            -------------
             TOTAL   CURRENT  LIABILITIES                            8,800,781                4,410,478

LONG-TERM LIABILITIES
 Capital lease obligations                                           2,594,823                2,688,293
 Long-term debt                                                        765,000                    8,806
                                                                  -------------            -------------
                                                                     3,359,823                2,697,099

UNRELATED INVESTORS' INTEREST IN SUBSIDIARY                          1,196,002                1,409,647

STOCKHOLDERS'  EQUITY
 Common  stock,  par  value  $.10  per  share,
   authorized 600,000,000  shares,  issued  and
   outstanding  398,402,428  at  Sep. 30, 1998  and
   138,583,978 at Dec. 31, 1997                                     39,830,243               13,858,398
 Additional  paid-in  capital                                       83,256,032               97,004,067
 Note receivable issued for common stock - related party               (25,000)                 (25,000)
 Warrants                                                            6,396,994                6,396,994
 Accumulated  deficit                                             (126,665,286)            (112,770,383)
                                                                  -------------            -------------
           TOTAL  STOCKHOLDERS'  EQUITY                              2,792,983                4,464,076
                                                                  -------------            -------------


TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    $ 16,149,589             $ 12,981,300
                                                                  =============            =============
Note: The  Balance  Sheet  at  December 31,  1997  has  been derived  from  audited  financial  statements  at  that  date.

See  notes  to  consolidated  financial  statements.

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                 (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              1998           1997              1998             1997
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                  $  1,019,520     $   720,074       $  86,079       $  204,190
   Interest income                                              93,060          93,846          32,466           23,597
   Other  income                                                 -               4,119           -                  139
                                                         --------------  --------------  --------------   --------------
                                                             1,112,580         818,039         118,545          227,926


Costs  and  expenses
   Cost  of  products  sold                                    536,680         443,320          37,820          120,270
   Research  and  development                                5,167,106       5,463,301       1,153,474        1,541,640
   Selling,  general  and  administrative                    8,297,482      10,009,346       2,646,273        3,408,696
   Warrant extensions - Subsidiary                           1,870,000       4,014,375           -                -
      Interest  expense                                        245,605         231,047          39,947           87,645
                                                         --------------  --------------  --------------   --------------

                                                            16,116,873      20,161,389       3,877,514        5,158,251
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (15,004,293)    (19,343,350)     (3,758,969)      (4,930,325)

Unrelated investors' interest in net loss
 of subsidiary                                               1,109,390       2,326,213          77,385          178,564
                                                         --------------  --------------  --------------   --------------


   Net  loss                                              ($13,894,903)   ($17,017,137)    ($3,681,584)     ($4,751,761)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.06)         ($0.27)         ($0.02)          ($0.08)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                              1998            1997             1998             1997
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($13,894,903)  ($17,017,137)    ($3,681,584)     ($4,751,761)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            707,524        647,131         263,983          227,062
    Unrelated  investors'  interest  in  subsidiary           (213,645)    (2,326,213)        (77,385)        (178,564)
    Warrant extensions by subsidiary                           974,270      4,014,375           -                -
    Debebture interest converted to stock                       96,697          -              24,033            -
    Premium for extensions by subsidiary                       680,500          -               -                -
    Stock issued in exchange for services                      (23,937)       888,710          (6,250)          24,145
    Stock issued in exchange for services by subsidiary          -                600           -                -
    (Increase) decrease in receivables                         262,923       (168,177)        (59,880)         (71,271)
    (Increase) decrase in inventories                           83,135       (602,538)        106,581         (147,654)
    (Increase) decrease in  prepaid  expenses                  (51,197)        76,968         (35,551)          21,669
    Decrease in other assets                                    35,269          2,087           1,684              600
    (Decrease) increase in accounts payable                    443,747       (522,667)       (229,541)        (404,980)
    (Decrease) increase in  other  liabilities                 430,975        118,677          45,837         (215,950)
                                                          --------------  --------------  --------------   --------------
 Net cash flow used  by  operating activities              (10,468,642)   (14,888,184)     (3,648,073)      (5,496,704)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment               (162,766)     (1,050,028)        (22,583)        (338,659)
    (Increase) in  notes  receivable                           (82,050)       (158,000)        743,000          (75,000)
    (Increase) in interest receivable                          (59,709)        (16,434)        (25,865)          (3,666)
    Acquistion of ICTI                                      (1,030,000)        (75,000)          -                -
                                                         --------------  --------------  --------------   --------------

    Net cash provided (used) by investing activities        (1,334,525)     (1,299,462)       (694,552)        (417,325)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds from sale of Preferred stock-Series B             -           2,027,000           -                -
  Proceeds  from  warrants  exercised                            -              38,200           -                -
  Payments on notes payable                                   (539,354)        (34,959)        (10,720)          (6,780)
  Increase in notes payable                                    250,000           -             250,000            -
  Proceeds from debentures payable                          10,070,000      18,440,000       3,125,000       12,640,000
  Payments on capital lease obligations                        (67,678)         24,029         (36,426)         (15,086)
                                                         --------------  --------------  --------------   --------------

     Net  cash  provided  by  financing  activities          9,712,968      20,494,270       3,327,854       12,618,134
                                                         --------------  --------------  --------------   --------------

  Increase (decrease)  in  cash  and  equivalents           (2,090,199)      4,306,624         374,333        6,704,105
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period             2,759,067       3,802,874         294,535        1,405,393
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                    $668,868      $8,109,498        $668,868       $8,109,498
                                                         ==============  ==============  ==============   ==============

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

The Company has expensed approximately $8.4 million through December 31, 1997 in connection with development efforts by its subsidiary, IDT, Inc., in a hyperthermia project. All such funding has been expensed either as General and Administrative expenses or as Research and Development expenses, based upon Management's evaluation of the costs incurred. Through December 31, 1997, approximately 62% of this funding had been expensed as Research and Development costs with the remaining 38% being expensed as General and Administrative costs.

The Company's consolidated net income (loss) is substantially the same as comprehensive income required to be disclosed by SFAS130.

No portion of the proceeds from the issuance of convertible debt securities has been accounted for as attributable to the conversion feature of these securities. In a comment letter dated November 10, 1998 the SEC Staff has requested that the Company account for such transactions in accordance with
EITF-60 which would recognize a value on any beneficial conversion features. Management is currently evaluating the Staff's recommendation and accumulating necessary information to evaluate the effects of such a change on its current and previously issued financial statements.

NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 1998, and September 30, 1997, were 241,246,805 and 62,461,671, respectively.


NOTE C - Stockholders Equity

During the three months ended September 30, 1998, the Company issued 4% Subordinate Convertible Debentures totaling $3,125,000 pursuant to sections 4 (2) and or Regulation D. Such debentures are convertible to the Company's restricted common stock at a price of approximately $.059 per share as of the date of this filing. The debentures were not saleable or convertible for a minimum of 90 days from issuance. (See "Management's Discussion and Analysis").

The Company's common stock is currently traded on the Nasdaq electronic bulletin board.

NOTE D - Goodwill

The company recognized $5,310,501 of goodwill in connection with a Stock Purchase Agreement dated February 20, 1998 to acquire 58.4% of International Chemical Technologies, Inc. For purposes of amortizing this goodwill, Management has determined a useful life of 20 years.

NOTE E - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,etal., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading discolsures in connection with the Company's FDA application for the Noninvasive Glucose Sensor and other related activities. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

The Company had leased space in two locations in Indiana County for its manufacturing facilities. One space, which has been upgraded with leasehold improvements, is still being used for manufacturing of the Noninvasive Glucose Sensor. The other space, which had been leased as expansion space, was the subject of a judgment proceeding. The Company has given up possession of its expansion space in Indiana County in response to the filing of a judgment for nonpayment of lease fees. In return for possession of the space, the leaseholder had agreed not to pursue any action on the judgment at this time.


NOTE F Year 2000 Issue

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31, 1999 are those which recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based upon a review of its own internal programs and software, the Company currently believes that the Year 2000 will not pose significant operational problems to its information systems, because such systems are already compliant or will be made compliant with minor adjustments. In addition, ChaseMellon Shareholder Services, the Company's transfer agent, has disclosed that it will be Year 2000 compliant and that no interruptions in service will occur. The Company is also conducting an investigation of its major suppliers, vendors and other parties to determine their respective plans for the Year 2000 compliance. The Company's common stock currently trades on the Nasdaq electronic bulletin board; Nasdaq and its parent, the NASD, have analyzed its products and systems; are addressing their Year 2000 issues; and are implementing a plan to test their systems and to remediate any Year 2000 problems. As of this date, Nasdaq has not made a definitive statement regarding when it will be compliant, but has stated that it is making all necessary changes to its trading systems. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems which impact the Company and which are required to remediate year 2000 issues will be made on a timely basis and that they will not adversely affect the Company's systems or operations.


                 BIOCONTROL TECHNOLOGY, INC.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

Cash decreased from  $2,759,067 at  December  31,  1997  to
$668,868  at September  30,  1998.    This   decrease   was
attributable  to the  Company's $10,468,642  net  operating
expenditures which primarily related  to  the research  and
development  of the  NonInvasive  Glucose  Sensor  (Sensor)
(which  were  approximately  $5  million),  Sensor  related
general    and    administrative   expenses   (which   were
approximately 7 million)  and   costs  associated  with the
acquisition of ICTI, Inc. (as set forth below). The Company
also  had   net   cash  used  by  investing  activities  of
$1,334,525,   which  includes  equipment  consolidated from
ICTI, Inc. and the making of Notes Receivable to related parties.

During  the  first quarter of 1998, with a view to diversi-
fication  and  enghancing  shareholder  value, the  Company
acquired  a  majority  interest  in  ICTI,  Inc.  from  its
existing  majority shareholders,    Farrel B. and Brenda K.
Jones.  In connection with such purchase,  the Company made
payments totaling $1,528,000 and issued 2 million shares of
the  Company's  common  stock  to  the sellers,  which  the
Company  agreed  to  register  on the  Jones'  behalf.   In
connection  with  its  purchase  of ICTI, the  Company made
certain  undertakings to make capital contributions of $3.0
million to ICTI during 1998. Due to its cash flow problems,
the  Company  has  been   negotiating  with  the  seller to
restructure and redefine its obligations to make capital contributions to ICTI.

Furthermore, the Company had net cash provided by financing activities of $9,712,968 of which $10,070,000 was provided from debentures sold pursuant to Regulation S, section 4 (2) or Regulation D during the nine-month period ended September 30, 1998. Net cash provided by financing activities was primarily used to continue to fund the Company's research and development projects, payments in connection with the acquisition of ICTI, Inc. and to provide working capital for the Company.


Results of Operations

Sales during the third quarter decreased to $86,079 in 1998 from $204,190 in 1997 and increased for the nine month period to $1,019,520 in 1998 from $720,074 in 1997. The decrease and increase were primarily due to that periods fluctuation in sales of its Functional Electrical Stimulators, which accounted for 51% of sales during the nine-month period ended September 30, 1998.

The sales of functional electrical stimulators have been suspended, and no orders are currently pending. The Company is unable to determine at this time whether the suspension is permanent, or when future orders will be received, if any. Due to the significance of the sales of functional electrical stimulators when considered as a percentage of total revenues, in the event that no future orders are received, it will have a negative impact upon the Company's liquidity and results of operations.

Interest income increased during the third quarter to $32,466 in 1998 from $23,597 in 1997 and decreased from the nine month period to $93,060 in 1998 from $93,846 in 1997. The increase and decrease were due to the Company's fluctuation in cash available to invest in those periods.


Management's Discussion and Analysis of Financial Condition and Cash Flows
                          Continued

Results of Operations continued

Costs of Products Sold during the third quarter decreased to $37,820 in 1998 from $120,270 in 1997 and increased for nine month period to $536,680 in 1998 from $443,320 in 1997. The fluctuations were primarily due to various orders for the Functional Electrical Stimulators, which have been suspended.

Research and Development expenses during the third quarter decreased to $1,153,474 in 1998 from $1,541,640 in 1997 and decreased for the nine month period to $5,167,106 in 1998 from $5,463,301 in 1997. The decrease was due to a reduction in research and development expenditures, driven by the Company's cash flow problems and reduction in personnel.

Selling, General and Administrative expenses during the third quarter decreased to $2,646,273 in 1998 from $3,408,696 in 1997 and decreased for the nine month period to $8,297,482 in 1998 from $10,009,346 in 1997. The decrease was due to the Company's reduction in personnel and expenditures.

In connection with the Company's $8.4 million investment in HemoCleanse, Inc. (the company which, along with IDT, is engaged in the hyperthermia project) the Company recorded approximately 38% of such investment as General and Administrative expenses; and approximately 62% as Research and Development expenses. The determination of allocation was based upon the use of the funds by HemoCleanse, direct expenses paid, and the overall use of the funds for the hyperthermia project. The amounts were recorded as expenses, rather than capitalized, due to the research and development nature of the use of funds, as well as the financial condition of HemoCleanse.

Interest expense decreased during the third quarter to $39,947 in 1998 from $87,645 in 1997 and increased to $245,605 for the nine month period ended September 30, 1998 from $231,047 for the nine month period ended September 30, 1997. The fluctuations was primarily due to the Company's varied use of convertible debentures as a means to generate capital. The increase was due to the Company's continued efforts in acquiring capital through 4% convertible debentures and to Notes Payable in connection with the acquisition of ICTI.

The Company's cash flow problems resulted in a reduction in personnel during the quarter ended September 30,1998. In addition, such problems resulted in the Company's inability to meet its full payroll during June, 1998.


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K
          (1)  A  report  on form 8-K dated August  25,  1998,
               with   respect   to  Item  6   Resignation   of
               Registrants Directors and Item 7 (c), Exhibit.

          (2)  A  report on form 8-K dated September 02, 1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (3)  A  report on form 8-K dated September 04, 1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (4)  A  report on form 8-K dated September 18, 1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (5)  A  report on form 8-K dated September 28, 1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (6)  A  report  on form 8-K dated October 01,  1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (7)  A  report  on form 8-K dated October 14,  1998,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (8) A report on form 8-K/A dated March 05, 1998, sent 10/19/98, with respect to Item 5 other events and Item 7 (c), Exhibit.


PART II - OTHER INFORMATION Continued

Item 6.        Exhibits and Reports on Form 8-K Continued

     (B)  Reports on Form 8-K Continued

           (9)   A report on form 8-K dated October 22,  1998,
                 with   respect  to  Item  6   Resignation  of
                 Registrant's Directors.


SIGNATURES


          Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 1998.


                              BIOCONTROL TECHNOLOGY, INC.


                              By  /s/  Fred E. Cooper
                              Fred E. Cooper, CEO