Form 10-Q/A
period 1998-12-03
BIOCONTROL TECHNOLOGY INC
filed 1998-12-03
CIK 225211

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


                                               Mar. 31, 1998    Dec. 31, 1997
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

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Mar. 31, 1998      Dec. 31, 1997
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $     503,670     $     646,535
   Current portion of long-term debt               3,123,061            18,765
   Current portion of capital lease obligations      120,181           109,933
   Debentures payable                              3,900,000         3,301,280
   Accrued liabilities                               283,034           215,119
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             114,403           116,146
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                8,047,049         4,410,478
LONG-TERM LIABILITIES
   Capital lease obligations                       2,652,273         2,688,293
   Long-term debt                                  1,400,350             8,806
                                               -------------      ------------
                                                   4,052,623         2,697,099

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,347,016         1,409,647

STOCKHOLDERS'  EQUITY
   Common stock, par value $.10 per share
    authorized 300,000,000 shares, issued and
    outstanding 192,724,748 at Mar. 31,1998 and
    138,583,978 at Dec. 31, 1997                  19,272,475        13,858,398
   Additional paid-in capital                    106,369,929       104,932,920
   Notes receivable issued for
    common stock - related party                     (25,000)          (25,000)
   Warrants                                        6,396,994         6,396,994
   Accumulated  deficit                         (126,897,230)     (120,699,236)
                                              --------------     -------------

          TOTAL STOCKHOLDERS' EQUITY               5,117,168         4,464,076
                                               --------------     -------------

          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  18,563,856     $  12,981,300
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

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
 Revenues
  Sales                                        $     457,705    $     149,321
  Interest income                                     45,478           40,219
                                               -------------    -------------
      Total revenues                                 503,183          189,540

Costs and expenses
  Cost of products sold                              268,980           84,475
  Research and development                         2,653,534        1,915,832
  Selling, general and administrative              1,790,246        2,642,754
  Warrant extensions - subsidiary                          -        3,715,000
  Interest expense                                    92,807           78,836
  Beneficial convertible debt feature              1,960,238          250,000
                                               -------------    -------------
                                                   6,765,805        8,686,897
                                               -------------    -------------

Loss before unrelated investors' interest         (6,262,622)      (8,497,357)

Unrelated investors' interest in net loss of
 subsidiary                                           64,628        1,911,630
                                               -------------    -------------


 Net loss                                        ($6,197,994)     ($6,585,727)
                                               =============    =============

 Loss per common share                                ($0.04)          ($0.13)
                                               =============    =============

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1998      March 31,1997
                                              --------------      -------------

Cash flows used by operating activities:
 Net loss                                       ($6,197,994)      ($6,585,727)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     215,407           213,391
  Unrelated investors' interest in subsidiary       (62,631)       (1,911,630)
  Warrant extensions by subsidiary                        0         3,715,000
  Debenture interest converted to stock                   0                 0
  Beneficial convertible debt feature             1,960,238           250,000
  Stock issued in exchange for services             (25,187)           18,369
  (Increase) decrease in accounts receivable        103,934           (32,086)
  (Increase) in inventories                         (26,246)         (349,665)
  (Increase) decrease in prepaid expenses           (20,289)            8,628
  (Increase) decrease in other assets                29,511                20
  (Decrease) in accounts payable                   (168,394)          (64,821)
  Increase (decrease) in other liabilities          (74,839)           35,052
                                              --------------      ------------
   Net cash flow (used) by operating activities  (4,116,812)       (4,703,469)
                                              --------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (68,764)         (329,240)
  (Increase) in notes receivable                   (650,000)          (83,000)
  (Increase) in interest receivable                 (14,632)           (7,294)
  Stock purchase agreement - ICTI                (1,030,000)                0
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                           (1,763,396)         (419,534)
                                              --------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of Preferred stock-
   Series B                                               0         2,027,000
 Proceeds from debentures payable                 5,220,000         1,000,000
 Payments on notes payable                         (154,160)          (21,572)
 Payments on capital lease obligations              (25,772)           57,906
                                              --------------      ------------

   Net cash provided by financing activities      5,040,068         3,063,334
                                              --------------      ------------

 Increase (decrease) in cash and equivalents       (840,140)       (2,059,669)
                                              --------------      ------------
 Cash and equivalents, beginning of period        2,759,067         3,802,874
                                              --------------      ------------

 Cash and equivalents, end of period             $1,918,927        $1,743,205
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

NOTE D Stock Purchase Agreement

      Effective March 4, 1998, pursuant to a Stock Purchase Agreement dated February 20, 1998, the Company acquired 58.4% of International Chemical Technologies, Inc. (ICTI) a development stage corporation. ICTI commenced operations in May 1997 and plans to engage in the business of manufacturing and marketing, and licensing rights with respect to certain corrosion/wear-resistant metal alloy coating compositions.
The                      audited                     financial
                   BIOCONTROL TECHNOLOGY, INC.
           NOTES TO FINANCIAL STATEMENTS Continued

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

Liquidity and Capital Resources

      Cash decreased from $2,759,067 at December 31, 1997 to $1,918,927 at March 31, 1998. This decrease was attributable to the Company's $5,040,068 provided by financing activities against $4,116,812 net operating expenditures which primarily related to the research and development of the non invasive glucose sensor (Sensor), Sensor related general and administrative expenses and costs associated with the acquisition of ICTI, Inc.. The Company also had net cash used by investing activities of $1,763,396, which includes equipment consolidated from ICTI, Inc. and the making of Notes Payable to related parties.

      Other  assets  include goodwill in the  amount  of  $5.3
million which was recorded in accordance with GAAP as the result of the ICTI, Inc., transaction.

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

     Interest expense increased during the first quarter from $78,836 in 1997 to $92,807 in 1998. The increase was due to the Company's continued efforts in acquiring capital through 4% convertible debentures and Notes Payable according to the ICTI sales agreement (See Note D).
NOTE G -  RESTATEMENT

The accompanying financial statements include the effect of adjustments which were made to financial statements previously issued by the Company.

Subsequent to the issuance of its consolidated financial statements for the quarter ended March 31, 1998, the Company determined that beneficial conversion terms included in its convertible debentures issued in 1996, 1997, and 1998 should be reflected in its financial statements as expense and as additional paid-in capital. The amount of expense charged to operations as a result of this adjustment was $1,650,000 in 1996; $6,278,853 in 1997; $1,960,238 for the three months ended March 31, 1998; and $250,000 for the three months ended March 31, 1997. Corresponding amounts were recognized as additional paid-in capital and there was no effect to the total Stockholders Equity as a result of these adjustments.


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

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated March 31, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated April 03, 1998, with respect to Item 5 other events. and Item 7 (c), Exhibit.

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

          (5) A report on form 8-K dated April 29, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated April 30, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated May 04, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (8) A report on form 8-K dated May 12, 1998, with respect to Item 5 other events and Item 7 (c), Exhibit.
     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned
thereunto duly authorized on this 15th day of May, 1998
 .


                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                    Fred E. Cooper
                                    CEO