Form 10-Q/A
period 1998-12-03
BIOCONTROL TECHNOLOGY INC
filed 1998-12-03
CIK 225211

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

     As of September 30, 1998, 398,302,428 shares of
Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.


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

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  BALANCE  SHEETS
                           (CONTINUED)

                                                                  Sep. 30, 1998           Dec. 31, 1997
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT LIABILITIES
 Accounts  payable                                                $  1,115,811                $ 646,535
 Current portion of long-term debt                                   3,623,217                   18,765
 Current portion of capital lease obligations                          135,725                  109,933
 Debentures payable                                                  3,125,000                3,301,280
 Accrued  liabilities                                                  683,925                  215,119
 Escrow payable                                                          2,700                    2,700
 Deferred revenue on contract billings                                 114,403                  116,146
                                                                  -------------            -------------
             TOTAL   CURRENT  LIABILITIES                            8,800,781                4,410,478

LONG-TERM LIABILITIES
 Capital lease obligations                                           2,594,823                2,688,293
 Long-term debt                                                        765,000                    8,806
                                                                  -------------            -------------
                                                                     3,359,823                2,697,099

UNRELATED INVESTORS' INTEREST IN SUBSIDIARY                          1,196,002                1,409,647

STOCKHOLDERS'  EQUITY
 Common  stock,  par  value  $.10  per  share,
   authorized 600,000,000  shares,  issued  and
   outstanding  398,302,428  at  Sep. 30, 1998  and
   138,583,978 at Dec. 31, 1997                                     39,830,243               13,858,398
 Additional  paid-in  capital                                       94,802,799              104,932,920
 Note receivable issued for common stock - related party               (25,000)                 (25,000)
 Warrants                                                            6,396,994                6,396,994
 Accumulated  deficit                                             (138,212,053)            (120,699,236)
                                                                  -------------            -------------
           TOTAL  STOCKHOLDERS'  EQUITY                              2,792,983                4,464,076
                                                                  -------------            -------------
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

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (Unaudited)

                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              1998           1997              1998             1997
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                  $  1,019,520     $   720,074       $  86,079       $  204,190
   Interest income                                              93,060          93,846          32,466           23,597
   Other income                                                  -               4,119           -                  139
                                                         --------------  --------------  --------------   --------------
                                                             1,112,580         818,039         118,545          227,926

Costs and expenses
   Cost of products sold                                       536,680         443,320          37,820          120,270
   Research and development                                  5,167,106       5,463,301       1,153,474        1,541,640
   Selling, general and administrative                       8,297,482      10,009,346       2,646,273        3,408,696
   Warrant extensions - Subsidiary                           1,870,000       4,014,375           -                -
   Interest expense                                            245,605         231,047          39,947           87,645
   Beneficial convertible debt feature                       3,617,914       5,638,030         986,842        3,954,264
                                                         --------------  --------------  --------------   --------------

                                                            19,734,787      25,799,419       4,864,356        9,112,515
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (18,622,207)    (24,981,380)     (4,745,811)      (8,884,589)

Unrelated investors' interest in net loss
 of subsidiary                                               1,109,390       2,326,213          77,385          178,564
                                                         --------------  --------------  --------------   --------------

    Net  loss                                              ($17,512,817)   ($22,655,167)    ($4,668,426)     ($8,706,025)
                                                         ==============  ==============  ==============   ==============
    Loss  per  common  share                                     ($0.07)         ($0.36)         ($0.02)          ($0.14)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                            (Unaudited)
                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                              1998            1997             1998             1997
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($17,512,817)  ($22,655,167)    ($4,668,426)     ($8,706,025)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            707,524        647,131         263,983          227,062
    Unrelated  investors'  interest  in  subsidiary           (213,645)    (2,326,213)        (77,385)        (178,564)
    Warrant extensions by subsidiary                           974,270      4,014,375           -                -
    Debebture interest converted to stock                       96,697          -              24,033            -
    Premium for extensions by subsidiary                       680,500          -               -                -
    Beneficial convertible debt feature                      3,617,914      5,638,030         986,842        3,954,264
    Stock issued in exchange for services                      (23,937)       888,710          (6,250)          24,145
    Stock issued in exchange for services by subsidiary          -                600           -                -
    (Increase) decrease in receivables                         262,923       (168,177)        (59,880)         (71,271)
    (Increase) decrase in inventories                           83,135       (602,538)        106,581         (147,654)
    (Increase) decrease in  prepaid  expenses                  (51,197)        76,968         (35,551)          21,669
    Decrease in other assets                                    35,269          2,087           1,684              600
    (Decrease) increase in accounts payable                    443,747       (522,667)       (229,541)        (404,980)
    (Decrease) increase in  other  liabilities                 430,975        118,677          45,837         (215,950)
                                                          --------------  --------------  --------------   --------------
 Net cash flow used  by  operating activities              (10,468,642)   (14,888,184)     (3,648,073)      (5,496,704)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment               (162,766)     (1,050,028)        (22,583)        (338,659)
    (Increase) in  notes  receivable                           (82,050)       (158,000)        743,000          (75,000)
    (Increase) in interest receivable                          (59,709)        (16,434)        (25,865)          (3,666)
    Acquistion of ICTI                                      (1,030,000)        (75,000)          -                -
                                                         --------------  --------------  --------------   --------------

    Net cash provided (used) by investing activities        (1,334,525)     (1,299,462)       (694,552)        (417,325)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds from sale of Preferred stock-Series B             -           2,027,000           -                -
  Proceeds  from  warrants  exercised                            -              38,200           -                -
  Payments on notes payable                                   (539,354)        (34,959)        (10,720)          (6,780)
  Increase in notes payable                                    250,000           -             250,000            -
  Proceeds from debentures payable                          10,070,000      18,440,000       3,125,000       12,640,000
  Payments on capital lease obligations                        (67,678)         24,029         (36,426)         (15,086)
                                                         --------------  --------------  --------------   --------------

     Net  cash  provided  by  financing  activities          9,712,968      20,494,270       3,327,854       12,618,134
                                                         --------------  --------------  --------------   --------------

  Increase (decrease)  in  cash  and  equivalents           (2,090,199)      4,306,624         374,333        6,704,105
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period             2,759,067       3,802,874         294,535        1,405,393
                                                         --------------  --------------  --------------   --------------

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

NOTE C - Stockholders Equity

During the three months ended September 30, 1998, the Company issued 4% Subordinate Convertible Debentures totaling $3,125,000 pursuant to sections 4 (2) and or Regulation D. Such debentures are convertible to the Company's restricted common stock at a price of approximately $.059 per share as the date of this filing. The debentures were not saleable or convertible for a minimum of 90 days from issuance. (See "Management's Discussion and Analysis").

The Company's common stock is currently traded on the Nasdaq electronic bulletin board.

NOTE D -Goodwill

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

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,etal., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

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

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

Cash decreased from $2,759,067 at December 31, 1997 to $668,868 at September 30, 1998. This decrease was attributable to the Company's $10,468,642 net operating expenditures which primarily related to the research and development of the Noninvasive Glucose Sensor (Sensor) (which were approximately $5 million), Sensor related general and administrative expenses (which were approximately $7 million) and costs associated with the acquisition of ICTI, Inc.. The Company also had net cash used by investing activities of $1,334,525, which includes equipment consolidated from ICTI, Inc. (as set forth below) and the making of Notes Receivable to related parties.

During the first quarter of 1998, with a view to diversification and enhancing shareholder value, the Company acquired a majority interest in ICTI, Inc. from its existing majority shareholders, Farrell B. and Brenda K. Jones. In connection with such purchase, the Company made payments totaling $1,528,000 and issued 2 million shares of the Company's common stock to the sellers, which the Company agreed to register on the Jones' behalf. In connection with its purchase of ICTI, the Company made certain undertakings to make capital contributions of $3.0 million to ICTI during 1998. Due to its cash flow problems, the Company has been negotiating with the seller to restructure and redefine its obligations to make capital contributions to ICTI.

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

Costs of Products Sold during the third quarter decreased to $37,820 in 1998 from $120,270 in 1997 and increased for nine month period to $536,680 in 1998 from $443,320 in 1997. The fluctuations were primarily due to various orders for the Functional Electrical Stimulators which have been suspended.

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

Subsequent to the issuance of its consolidated financial statements for the quarter ended September 30, 1998, the Company determined that beneficial conversion terms included in its convertible debentures issued in 1996, 1997, and 1998 should be reflected in its financial statements as expense and as additional paid-in capital. The amount of expense charged to operations as a result of this adjustment was $1,650,000 in 1996; $6,278,853 in 1997; $3,617,914 for the nine months ended
September 30, 1998; $5,638,030 for the nine months ended September 30, 1997; $986,842 for the three months ended September 30, 1998; and $3,954,264 for the three months ended September 30, 1997. Corresponding amounts were recognized as additional paid-in capital and there was no effect to the total Stockholders Equity as a result of these adjustments.

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