Form 10-K/A
BIOCONTROL TECHNOLOGY INC
filed 1998-12-03
CIK 225211

Biocontrol Technology, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1997, 1996 and 1995
                    SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-K/A

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

Item 6.  Selected Financial Data


                    YEARS ENDED DECEMBER 31st


                    1997        1996         1995       1994           1993

Total Assets    $12,981,300  $14,543,991  $9,074,669  $6,375,778     $2,995,334

Long-Term
Obligations     $ 2,697,099  $ 2,669,727  $  175,330  $  163,201     $  104,917

Working Capital $   888,082  $ 1,785,576  $3,188,246  $2,612,884     $1,112,541

Preferred Stock $         0  $         0  $   37,900  $   54,900     $   54,900

Net Sales       $ 1,155,907  $   597,592  $  461,257  $  184,507     $   54,000

TOTAL           $ 1,426,134  $   776,727  $  755,991  $  481,453     $  134,329
REVENUES

Warrant         $ 4,046,875  $ 9,175,375  $12,523,220 $         0    $        0
Extensions

Benefit         $         0  $         0  $         0 $         0    $        0
(Provision)for
Income Taxes

Net Loss       ($30,433,177)($24,045,702)($29,420,345)($11,672,123)($ 7,855,998)

Net Loss per   ($       .43)($       .57)($       .84)($       .43)($       .45)
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


/s/ Anthony J. Feola        Senior Vice President,               March 31, 1998
Anthony J. Feola            Director


/s/ Glenn Keeling           Director                             March 31, 1998
Glenn Keeling


/s/ Stan Cottrell           Director                             March 31, 1998
Stan Cottrell

/s/ Richard Bourret         Director                             March 31, 1998
Richard Bourret


                                F-24
                           THOMPSON DUGAN
                    CERTIFIED PUBLIC ACCOUNTANTS
                      ________________________

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

       As   discussed,  in  Note  P  to  the  consolidated  financial
statements,   certain  restatements  have  been  made  to   financial
statements which were previously issued by the Company.

Pittsburgh, Pennsylvania
March 25, 1998, except for Note P
as to which the date is November 17, 1998

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

STOCKHOLDERS' EQUITY (notes J and O)

   Common stock, par value $.10 per share,
   authorized 150,000,000 shares, issued and
   outstanding 138,583,978 at Dec. 31, 1997 and
   49,213,790 at Dec. 31, 1996                                         13,858,398        4,921,379
   Additional paid-in  capital (note P)                               104,932,920       82,354,749
   Notes receivable issued for common stock-related party (note C)        (25,000)            -
   Warrants                                                             6,396,994        6,907,162
   Accumulated deficit (note P)                                      (120,699,236)     (90,266,059)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                    4,464,076        3,917,231

          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY                                       $12,981,300      $14,543,991
                                                                    =============    =============

The accompanying notes are an integral part of these statements.

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1997              1996             1995
                                                -------------    -------------    -------------
Revenues
  Net Sales                                     $   1,155,907    $     597,592    $     461,257
  Interest income                                     165,977          176,478          294,734
  Other income                                        104,250            2,657             -
                                                -------------    -------------    -------------
                                                    1,426,134          776,727          755,991

Costs and expenses
  Cost of products sold                               641,331          325,414          198,542
  Research and development (notes A and L)          6,977,590        8,742,922        7,649,678
  General and administrative                       12,704,146        8,963,693       11,117,107
  Debt issue costs (note A)                         3,306,812          502,000             -
  Warrant extensions (note J)                          -               604,342        7,228,220
  Warrant extensions - Subsidiary (note J)          4,046,875        8,571,033        5,295,000
  Interest expense                                    315,624          133,460           17,048
  Beneficial convertible debt feature (note P)      6,278,853        1,650,000             -
                                                -------------    -------------    -------------
                                                   34,271,231       29,492,864       31,505,595
                                                -------------    -------------    -------------

Loss before unrelated investors' interest         (32,845,097)     (28,716,137)     (30,749,604)

Unrelated investors' interest in net loss of
  subsidiary                                        2,411,920        4,670,435        1,329,259
                                                -------------    -------------    -------------

  Net loss (note P)                              ($30,433,177)    ($24,045,702)    ($29,420,345)
                                                =============    =============   ==============

  Loss per common share (notes A and P)                ($0.43)          ($0.57)          ($0.84)
                                                =============    ==============  ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


								                Note rec.
                              Preferred Stock      Common Stock                  issued for  Additional
                              ---------------    ----------------                Common Stk   Paid in      Accumulated
                              Shares   Amount    Shares      Amount   Warrants    Rel Party   Capital        Deficit        Total
                              ------- --------  ---------  ---------- ----------  --------- -----------  -------------- -----------
Balance at Dec. 31, 1993        5,490  $54,900  21,108,847  $2,110,885         -          - $25,025,643   ($25,127,889)  $2,063,539
                              -------  -------  ----------  ---------- ----------  -------- ----------   ------------- ------------
Proceeds from stock offering        -        -   7,224,690     722,469          -         -  13,206,152              -   13,928,621
Additional paid in capital from
    subsidiary stock offering       -        -           -           -                          507,370              -      507,370
Warrants exercised                  -        -     977,542      97,754          -         -     183,129              -      280,883
     Net Loss                       -        -           -           -          -         -           -    (11,672,123) (11,672,123)
                             --------  -------   ----------  ---------- ---------- -------- -----------   ------------  -----------

Balance at Dec. 31, 1994        5,490   54,900  29,311,079   2,931,108          -         -   38,922,294   (36,800,012)   5,108,290
                             --------  -------  ----------  ----------   --------   -------  ----------    ------------ -----------
Proceeds from stock offering        -        -   6,892,325     689,233          -         -   15,580,180             -   16,269,413
Conversion of preferred stk.   (1,700) (17,000)     17,000       1,700          -         -       15,300             -            -
Additional PIC from
  subsidiary stock offering         -        -           -           -          -         -    1,648,677             -    1,648,677
Warrant extensions                  -        -           -           -  7,228,220         -            -             -    7,228,220
Warrant extensions - sub.           -        -           -           -          -         -    4,984,755             -    4,984,755
Change in ownership int.-sub.       -        -           -           -          -         -   (2,012,785)            -   (2,012,785)
Warrants exercised                  -        -     800,714      80,071   (550,400)        -      711,454             -      241,125
     Net Loss                       -        -           -           -          -         -            -   (29,420,345) (29,420,345)
                             --------  -------  ----------  ---------- ---------- ---------   ----------  ------------ ------------
Balance at December 31, 1995    3,790   37,900  37,021,118   3,702,112  6,677,820         -   59,849,875   (66,220,357)   4,047,350
                             --------  -------  ----------  ---------- ---------- ---------   ----------  ------------  -----------
Proceeds from stock offering        -        -   7,839,065     783,907          -         -   12,571,822             -   13,355,729
Conversion of preferred stk.  (22,730)(227,300)  1,958,602     195,860          -         -       31,440             -            -
Cash redemp. at par-pref stk.  (1,060) (10,600)          -           -          -         -            -             -      (10,600)
Proceeds from sale of
  preferred stk.- series A     20,000  200,000           -           -          -         -    1,640,000             -    1,840,000
Conversion of debenture             -        -   2,275,005     227,500          -         -    1,799,623             -    2,027,123
Warrant extensions                  -        -           -           -    604,342         -            -             -      604,342
Warrant extensions - sub.           -        -           -           -          -         -    4,441,262             -    4,441,262
Change in ownership int.-sub.       -        -           -           -          -         -      (22,873)            -      (22,873)
Warrants exercised                  -        -     120,000      12,000   (375,000)        -      393,600             -       30,600
Issuance of convertible
 debt (note P)                      -        -           -           -          -         -    1,650,000             -    1,650,000
  Net loss (note P)                 -        -           -           -          -         -            -   (24,045,702) (24,045,702)
                             -------- -------- -----------  ---------- ----------  -------- ------------ --------------  ----------
Balance at Dec. 31, 1996            -        -  49,213,790   4,921,379  6,907,162         -   82,354,749   (90,266,059)   3,917,231
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -   1,705,000     170,500          -         -      765,648             -      936,148
Conversion of preferred stk.  (22,000)(220,000)  6,913,366     691,337          -         -     (471,337)            -            -
Proceeds from sale of
  preferred stk.-Series B      22,000  220,000           -           -          -         -    1,807,000             -    2,027,000
Conversion of debenture             -        -  80,599,022   8,059,902          -         -   11,554,077             -   19,613,979
Warrant extensions - sub.           -        -           -           -          -         -    2,108,421             -    2,108,421
Change in ownership int-sub.        -        -           -           -          -         -        2,421             -        2,421
Warrants exercised                  -        -     152,800      15,280   (510,168)  (25,000)     533,088             -       13,200
Issuance of convertible
 debt (note P)                      -        -           -           -          -         -    6,278,853             -    6,278,853
  Net loss (note P)                 -        -           -           -          -         -            -   (30,433,177) (30,433,177)
                             -------- -------- -----------  ---------- ----------- --------- ----------- -------------   ----------
Balance at Dec. 31, 1997            - $      - 138,583,978 $13,858,398 $6,396,994  ($25,000)$104,932,920 ($120,699,236)  $4,464,076
                             ======== ======== =========== =========== =========== ========= =========== ==============  ===========



The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------
Cash flows used by operating activities:
  Net loss                                                           ($30,433,177)  ($24,045,702)  ($29,420,345)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                                         850,802        587,507        459,778
    Unrelated investors' interest in susidiary                         (2,411,920)    (4,670,435)    (1,329,259)
    Stock issued in exchange for services                                 936,148         17,200        180,373
    Stock issued in exchange for services by subsidiary                       600          7,000           -
    Debenture interest converted to stock                                 164,055          -               -
    Premium for extension on Debenture                                    527,113          -               -
    Beneficial convertible debt feature                                 6,278,853      1,650,000           -
    Provision for potential loss on notes receivable                        -              -          1,050,000
    Warrant extensions                                                      -            604,342      7,228,220
    Warrant extensions by subsidiary                                    4,046,875      8,571,033      5,295,000
    (Decrease)increase in allowance for losses on accounts receivable    (180,909)       195,840           -
    (Increase) in accounts receivable                                    (137,651)       (92,083)      (169,805)
    (Increase) in inventories                                            (586,029)    (1,679,981)    (2,379,694)
    (Increase) in inventory valuation allowance                         2,092,131          -            900,000
    (Increase) decrease in prepaid expenses                               113,397       (128,883)        38,934
    (Increase) decrease in other assets                                     3,713         (2,445)        79,472
    Increase (decrease) in accounts payable                              (388,636)      (803,237)     1,195,044
    Increase (decrease) in other liabilities                               66,737        (35,960)       (18,960)
    (Decrease) in deferred revenue                                        (63,854)      (146,000)          -
                                                                     -------------  -------------  -------------
      Net cash flow used by operating activities                      (19,121,752)   (19,971,804)   (16,891,242)
                                                                     -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (845,512)      (954,610)    (1,441,509)
  (Increase) in notes receivable                                         (313,000)       (50,000)    (1,312,000)
  Deposit on equipment                                                   (300,000)         -              -
  (Increase) in interest receivable                                       (23,519)       (11,721)        (9,792)
                                                                     -------------  -------------  -------------
    Net cash used by investing activites                               (1,482,031)    (1,016,331)    (2,763,301)
                                                                     -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                              -         13,338,531     16,195,788
  Proceeds from sale by subsidiary of its common stock                      3,500       (172,315)     3,079,200
  Proceeds from warrants exercised                                         13,200         30,600        273,325
  Proceeds from warrants exercised-subsidiary                               -              2,000          -
  Proceeds from sale of Preferred stock-Series A                            -          1,840,000          -
  Proceeds from sale of Preferred stock-Series B                        2,027,000          -              -
  Cash redemption at par - Preferred stock                                  -             (7,900)         -
  Proceeds from debentures payable                                     20,230,000      6,600,000          -
  Payments on debentures payable                                       (2,605,833)         -              -
  Payments on notes payable                                               (41,904)       (19,509)        (5,115)
  Payments on capital lease obligations                                   (65,987)       (24,899)         -
                                                                     -------------  -------------  -------------
      Net cash provided by financing activities                        19,559,976     21,586,508     19,543,198


      Net increase (decrease) in cash                                  (1,043,807)       598,373       (111,345)
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, beginning of year                          3,802,874      3,204,501      3,315,846
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, end of year                               $2,759,067     $3,802,874     $3,204,501
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

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasense, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1997 and 1996; Petrol Rem, Inc., a 67% owned subsidiary as of December 31, 1997 and 1996; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1997 and 1996; and Barnacle Ban Corporation, a 100% owned subsidiary as of
     December 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

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

9.   Research and Development Costs

     Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.
NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES - Continued

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

15.  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables from officers and directors of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Note C, L and O) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.
NOTE   B  - OPERATIONS AND LIQUIDITY

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

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31,     Dec. 31,
                                       1997         1996
  Related Parties
  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand              $            $
  with 12% interest.                     8,500        8,500

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         82,400       82,400
  with 10% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         83,000        -
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         35,000        -
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         15,000        -
  with 8.25% simple interest.

  Note receivable from Glenn
  Keeling, Director,
   payable upon demand with 10%          5,000        5,000
  simple interest.

  Note receivable from Glenn
  Keeling, Director
   payable upon demand with 8.25%       50,000       50,000
  interest.

  Note receivable from Glenn
  Keeling, Director
   payable upon demand with 8.25%       20,000        -
  interest.

  Note receivable from T.J. Feola,
  Director
   payable upon demand with 8.25%       50,000        -
  interest.
NOTE C - NOTES RECEIVABLE Continued

  Note receivable from Dave Purdy,
  T.J. Feola, Fred Cooper, Glen          35,000       -
  Keeling, all directors who are
  jointly liable to the company.

  Note receivable from Allegheny
  Food  Services, Inc. of which
  Joseph Kondisko, a former             250,000     250,000
  director, is principal owner,
  payable 9/1/98 with interest at
  prime plus 1% interest.

  Unrelated Parties
  Note receivable from an
  individual, payable upon
   demand with 8.75% interest.
                                         12,000      12,000

  Note receivable from HemoCleanse
  Inc, payable without
  interest on demand.                                 -
                                         75,000

                                        720,900     407,900
  Less current notes receivable         122,000
                                                    312,000
  Noncurrent                                  $           $
                                        598,900      95,900

     Accrued interest receivable on the related party notes as  of
     December   31,  1997  and  1996  was  $77,477  and   $53,958,
     respectively.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                 Dec. 31,       Dec. 31,
                                     1997           1996

          Raw materials                $              $
                                4,380,254     3,928,565
          Work-in-process
                                 47,976        191,220
          Finished goods
                                1,005,788      728,204

                                5,434,018     4,847,989
          Less       valuation
          allowance             (3,600,00     (1,507,869
                                   0)             )

                                      $               $
                                1,834,018     3,340,120

     The inventory valuation allowance was increased to $3,600,000 in 1997 based upon management's estimation of market value of materials for products for which a market has not yet been established. There was no change in the allowance during 1996.

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                 Dec. 31,       Dec. 31,
                                     1997           1996
      Current
      Accrued payroll taxes             $              $
                                   13,606         18,537
      Accrued vacation             87,652         68,344
      Other            accrued                    61,422
      liabilities                 113,861

                                $ 215,119     $  148,303
NOTE F - SALES AND COST OF GOODS SOLD

The following  is a schedule that details Sales and Cost of  Goods
     Sold by segment:

                        Dec. 31,      Dec. 31,     Dec. 31,
                            1997          1996         1995
     Sales
          Implantable   $880,919      $508,561     $168,461
     Devices
       Petrol Rem        138,362        47,625      215,211
       Barnacle Ban      136,624        41,406       77,585
                       1,155,905       597,592      461,257

     CGS
          Implantable    445,843       288,537       91,859
     Devices
       Petrol Rem         88,178        16,092       53,813
       Barnacle Ban                     20,785       52,870
                         107,310
                         641,331       325,414      198,542

     Gross Profit       $514,574      $272,178     $262,715

NOTE G - LONG TERM DEBT

Long term debt consisted of the following as of:
                                              Dec. 31,      Dec. 31,
                                                1997          1996
Note  Payable to a bank in monthly  payments
of $999 including
      interest   at   a   rate   of   7.35%.     $13,007     $ 23,584
Collateralized  by cash on deposit.

Note  Payable  in monthly payments  of  $495
including
      interest   at   a   rate   of   8.48%.
Collateralized by equipment.                      -            15,095
    Canceled and reissued as a Capital Lease in 1997.

Note  Payable  in monthly payments  of  $374
including
     interest   at   a   rate   of   18.00%.       5,452        7,810
Collateralized by equipment.

Note  Payable  in monthly payments  of  $851
including
      interest   at   a  rate   of   10.11%.                    9,675
Collateralized by equipment.                      -

Note  Payable to a bank in monthly  payments
of $433 including
       interest   at   a  rate   of   8.75%.       9,112       13,311
Collateralized by equipment.
                                                  27,571       69,475

Current portion of long-term debt                 18,765       30,478
Long-term debt                                  $  8,806     $ 38,997
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

     The following is a summary of property held under capital leases:

                                   Dec. 31,       Dec. 31,
                                       1997           1996
      Building                            $              $
                                  1,207,610      1,205,760
      Construction in Progress    1,465,152      1,240,320
      Land
                                    246,250        246,250
      Equipment
                                    243,271        166,026
            Sub Total
                                  3,162,283      2,858,356

      Less:         Accumulated
      Depreciation                  165,951         46,278
      Total    Property   under           $              $
      Capital Leases              2,996,332      2,812,078

     Minimum future lease payments to related and unrelated parties are as follows:

                           Related   Unrelat
                                        ed
                           Parties   Parties      Total
     1998                        $          $           $
                           105,720    635,536     741,256
     1999                  105,720    466,938     572,658
     2000                   61,670    394,872     456,542
     2001                        0    393,617     393,617
     2002                        0    362,958     362,958
     Thereafter                  0    3,142,1     3,142,1
                                           60          60
,    Future minimum lease        $    $5,396,     $5,669,
     payments              273,110        081         191
NOTE I - SUBORDINATED CONVERTIBLE DEBENTURE

     During 1997 and 1996 the Company issued subordinated 4% convertible debentures totaling $20,230,000 and $6,600,000, respectively, with a one year mandatory maturity. At
     December 31, 1997 and 1996, the subordinated convertible debentures totaled $3,301,280 and $4,600,000, respectively.

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

     During 1997 22,000 shares of the Series B convertible preferred stock were sold and converted.

     Common Stock Warrants

     During 1997, warrants ranging from $.22 to $1.25 per share to purchase 2,594,000 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 5,346,662 shares of common stock were exercisable at December 31, 1997. The per share exercise prices of these warrants are as follows:
                   Shares            Exercise
                                     Price
                      10,000              $.22
                   1,226,700              $.25
                     180,000              $.33
                      50,000              $.38
                       1,482              $.45
                     350,000              $.50
                   2,334,000             $1.00
                     200,000             $1.25
                     994,480         $1.48 - $4.03
          Total    5,346,662

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as
     follows:
       Fiscal                   Warrants
Warrants Expire During Fiscal Year
  Year      Grante     1998     1999      2000      2001      2002
Granted       d
  1990      506,70    506,70         -        -         -         -
                 0         0
  1991      1,251,    900,00    351,48        -         -         -
               482         0         2
  1992      25,000         -         -   25,000-         -         -
  1993                209,00         -        -         -         -
            209,00         0
                 0
  1994      130,00         -    130,00        -         -         -
                 0                   0
  1995      21,000         -         -   21,000         -         -
  1996      609,48    59,480         -        -    550,00         -
                 0                                      0
  1997      2,594,         -    200,00        -    1,400,    994,00
               000                   0                000         0
            5,346,    1,675,             46,000    1,950,    994,00
               662       180    681,48                000         0
                                     2

NOTE J - STOCKHOLDERS' EQUITY - Continued

Common Stock Warrants - Continued

     The following is a summary of warrant transactions during 1997:

          Outstanding beginning of period:    2,905,462

          Granted during the twelve month period:2,594,000

          Canceled during the twelve month period:        -0-

          Exercised during the twelve month period: (152,800)

          Outstanding, and eligible for exercise: 5,346,662

     Common Stock Reserve

     At December 31, 1997 the Company has reserved unissued common stock as follows:

               Warrants                    5,346,662
               Convertible debentures     23,874,729
               Total                      29,221,391

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

     Diasense Common Stock

     At December 31, 1997, warrants to purchase 7,476,513 shares of Diasense common stock were exercisable. The per share exercise price for 4,055,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,134,750 shares is $3.50. The warrants expire at various dates through 2001. To the extent that all the warrants are exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 1997 to 39.2%.
NOTE J - STOCKHOLDERS' EQUITY - Continued

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

     During 1995, Diasense extended the exercise date of warrants to purchase 1,765,000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at exercise prices of $.50, and extended at the same price. Diasense recorded a $5,295,000 expense for the difference between the assumed value on the date the warrants were extended and the warrants' exercise prices.

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

NOTE K - INCOME TAXES

     As of December 31, 1997, the company and its subsidiaries, except Diasense and Petrol Rem, have available approximately $63,260,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 1998 through 2012. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $580,000 subject to limitations, expiring in tax years 2005 through 2012.

     As of September 30, 1997, the end of its fiscal year, Diasense had available approximately $21,500,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2012, are available, subject to limitations, to offset future taxable income. Diasense also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000, subject to limitations, expiring in the years 2005 through 2012.
NOTE K - INCOME TAXES - Continued

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

     The following is a summary of the composition of the Company's deferred tax asset (all long-term) and associated valuation allowance at December 31, 1997, December 31, 1996 and December 31, 1995:

                           Dec.         Dec.        Dec. 31,
                          31,1997      31,1996        1995

       Net     Operating     $            $            $
       Loss              21,508,4     15,330,6     10,959,42
                            00           42            0
       Warrant Expense
                         2,741,39     2,741,39     2,529,877
                             7            7
       Tax        Credit
       Carryforward       580,000      520,000      400,000

                         24,829,7     18,592,0     13,889,29
                            97           39            7
       Valuation
       Allowance         (24,829,     (18,592,     (13,889,2
                           797)         039)          97)
       Net  Deferred Tax         $            $             $
       Asset                     0            0             0


     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                              Increase
                                                 in
                                Deferred     Valuation
                                   Tax       Allowance     Ne
                                 Benefit                    t

     Year-ended     December            $(            $     $
     31, 1997                   6,237,758)    6,237,758     0
     Year-ended     December            $(            $     $
     31, 1996                   4,702,742)    4,702,742     0
     Year-ended     December            $(            $     $
     31, 1995                   6,977,857)    6,977,857     0
     From   March  20,  1972
     (inception)
     through  December   31,    $(24,829,7    $24,829,7     $
     1997                              97)           97     0
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

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasense, beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. Under the terms of this agreement, the Company billed Diasense $2,955,863 in research and development and general and administrative expenses for the year ending December 31, 1995. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the Sensor.
NOTE L - RELATED PARTY TRANSACTIONS - Continued

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

     At December 31, 1997, the Company had a note receivable of $35,000 with 8.25 percent simple interest with Dave Purdy, Fred Cooper, TJ Feola and Glen Keeling, all Directors who are jointly liable. As of December 31, 1997, there was no accrued interest owed

     At December 31, 1997 and 1996, the Company had extended a one year judgment note payable September 1, 1997, for $250,000, with an interest rate of prime plus one percent, with Joseph Kondisko, Allegheny Food Services, Inc. of which Joseph
     Kondisko, a former director, is principal owner. As of December 31, 1997 and 1996 there was no accrued interest owed.
NOTE L - RELATED PARTY TRANSACTIONS - Continued

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

NOTE O - SUBSEQUENT EVENTS

     Special Meeting

     On February 2, 1998 BICO's shareholders approved an increase in the number of authorized common shares from 150,000,000 to 300,000,000 at a special shareholders meeting convened for that purpose.

     Debentures

     Subsequent to December 31, 1997, and through March 25, 1998. the Company issued additional 4% subordinated convertible debentures totaling $5,020,000 with a one year mandatory maturity and converted $4,271,280 of subordinate debentures into common stock.

     Common Stock

     Subsequent to December 31, 1997 and through March 25, 1998, the Company issued an additional 50,385,098 shares of common stock bringing total outstanding common stock at March 25, 1998, to 188,969,076.

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

     Subsequent to December 31, 1997, the company issued Mr. Feola a demand note in the amount of $185,000 with 8.25 percent simple interest.
NOTE O - SUBSEQUENT EVENTS - Continued

     Stock Purchase Agreement

     Effective March 4, 1998, pursuant to a Stock Purchase Agreement dated February 20, 1998, the Company acquired 58.4% of International Chemical Technologies, Inc. (ICTI) a development stage corporation. ICTI commenced operations in May 1997 and plans to engage in the business of manufacturing and marketing, and licensing rights with respect to certain corrosion/wear-resistant metal alloy coating compositions. The unaudited financial statements of ITCI as of December 31, 1997 present accumulated losses of $680,335, a working capital deficiency of $457,164, and a net deficiency in assets of $678,335.

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

NOTE P -  RESTATEMENT

     The accompanying financial statements include the effect of
adjustments which were made to financial     statements previously
issued by the Company.

     Subsequent to the issuance of its consolidated financial
statements in March 1998, the Company   determined that beneficial
conversion terms included in its convertible debentures issued in
1996 and       1997 should be reflected in its financial statements
as expense and as additional paid-in capital.  The     amount of
expense charged to operations as a result of this adjustment was $1,650,000 in 1996, and $6,278,853 in 1997. Corresponding amounts
were recognized as additional paid-in capital and there     was no
effect to the total Stockholders Equity as a result of these adjustments.