Form 10-K/A
period 1997-12-31
BIOCONTROL TECHNOLOGY INC
filed 1998-12-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-K\A

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

Industry Segments

The Company operates in a single industry segment consisting of the design, manufacture and sale of biological/biomedical products and devices. Although some of the Company's subsidiaries are engaged in other activities, such activities are immaterial at this time for industry segment purposes.

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

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor_ 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensor_ 1000. BICO and Diasense announced that they remained committed to bringing the Diasensor_ 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The Diasensor_ 1000 is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor_ 1000 uses internal algorithms to calculate a glucose measurement.

Since the Diasensor_ 1000 will be calibrated individually, each instrument will be sold by prescription only in the U.S. and will be calibrated in the patient's home. This feature may limit the marketability of the Diasensor_ 1000, and, if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Due to continued delays of the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies have also focused their efforts on obtaining approval to market the Diasensor_ 1000 overseas. The Companies are in the process of obtaining a "CE" mark, which will facilitate sales in Europe. As discussed below, in connection with obtaining a CE mark, BICO has been awarded ISO 9001 certification, and continues to work with its European consultants to expedite the process as much as possible.
BICO, as designer and manufacturer of the device, was recently audited for ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a "conformity assessment" of BICO's quality system. BICO has received certification to ISO 9001, a standard defined by the International Organization for Standardization ("ISO"), evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. The certificate formalizing the ISO 9001 certification was received by BICO on January 14, 1998. In February and March, 1998, BICO submitted its technical file on the Diasensor_ to TUV in order to satisfy requirements of the European Medical Device Directive. Once satisfied, BICO will receive approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV
Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark will permit the Companies to sell the Diasensor_ and other medical products in Europe.

With regard to marketing the device within the United States, the Companies continue to work with the FDA to obtain approval. A revised 510(k) Notification was submitted in October, 1996, and was followed by continued discussions with the FDA. During 1997, the Company continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor_ 1000, which commenced in early 1997. The Companies plan to resubmit a 510(k) Notification after it obtains the CE mark and all the data has been analyzed. As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.
Although the Company's research and development team continues to meet with and work closely with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor_ 1000 in the United States. The Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. After introduction of the Diasensor_ 1000, BICO plans to finalize the development of the Diasensor_ 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensor_ 2000 may be subject to the same regulatory testing and approval process as was required for the Diasensor_ 1000.

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

Bioremediation

BICO is also involved in the field of biological remedial ("bioremediation") development. Bioremediation technology utilizes naturally occurring micro-organisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRP_, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRP_ comes in contact with the petroleum substances, the contaminants are bound to the PRP_, and they stay afloat. Because the product contains the necessary nutrients and micro-organisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will biodegrade both the petroleum and itself.

In connection with this project, BICO created a subsidiary, Petrol Rem, Inc. ("Petrol Rem"). Petrol Rem's officers and directors include Anthony J. Feola and Fred E. Cooper, who are also directors and/or officers of BICO and its other affiliates.

Part of Petrol Rem's initial research and development involved field testing supervised by the National Environmental Technology Applications Corporation ("NETAC"), a group endorsed by the Environmental Protection Agency (the "EPA"), to determine whether the product is effective. As a result of such testing, NETAC reported positive results regarding the effectiveness of the product.

PRP_ is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's OIL BUSTER _ product, which is used for small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops.

The product system is listed on the EPA's National Contingency Plan ("NCP") Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRP_ successfully passed the Tier II efficacy test conducted by NETAC, the product was requalified for listing on the NCP. Management believes that this requalification process will limit the number of products available for use in clean-up projects. As illustrative evidence, management notes that only thirteen of the original fifty-three products in the bioremediation agents category remain listed.

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area which is used to manufacture PRP_. The current lease has a renewable three-year term, with monthly rental payments of $2,888 plus utilities and applicable business privilege taxes. Petrol Rem has also purchased equipment which has the capability to produce PRP_ in quantities of 2,500 pounds per day, and Petrol Rem has built an adequate inventory.

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

Because two of Petrol Rem's largest target marketing regions are Texas/Louisiana and Florida, Petrol Rem has been warehousing PRP_ in those areas.

Petrol Rem has also completed development of a new spray applicator for its PRP_ product. The new applicator is a light-weight, portable unit which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites which were impossible to reach with the previous applicator.

In addition to PRP_, Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOK_, which is PRP_ contained in a 10" fabric tube, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOK_, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO-SOK_ helps to keep waters clear. In addition, BIO-SOK_ helps to eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited.

In  July  1996,  the  Company's PRP_ and BIO-SOK_  products  were selected by the National Aeronautics and Space Administration ("NASA") to be featured as spinoff technology under its technology transfer program, which seeks to recognize unique civilian adaptations of NASA technology. The products were part of NASA displays at major trade shows.

In October 1996, the Company announced that its BIO-SOK_ Bilge Maintenance System had won a 1996 Innovation Award at the International Marine Trades Exhibit and Convention ("IMTEC"), which is held by the National Marine Manufacturers Association (the "NMMA"). The award was conferred by a panel of experts which evaluated a field of approximately fifty seven entrants in the "Accessories and Trailers" category. The NMMA cited the BIO-SOK_'s simplicity of use and commended the product as on the "frontier of technology".

In December 1996, Petrol Rem announced that the BIO-SOK_ had been chosen by Boating, one of the largest pleasure boating magazines in the world, for use in all of the boats tested for its magazine. Boating, which tests over 100 boats each year, called the BIO-SOK_ "one impressive new product". In February 1997, BIO-SOK_ was given a 1997 Innovation Award by the well-known trade magazine Motorboating and Sailing.

BIO-SOK_ is guaranteed, lasts for an entire boating season, and is available from quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia, and is recommended by the Canadian Coast Guard.
Petrol Rem has also developed OIL BUSTER _, which is a mixture of PRP_ and an absorbent material. OIL BUSTER _ is used to clean up and remediate oil spills on hard surfaces.

Petrol Rem's BIO-BOOM _ product is used in water clean-up projects. The product is a 3" x 10' fabric tube which is filled with PRP_, and is used to both contain and biodegrade contaminants in water. BIO-BOOM _ is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

Petrol Rem is marketing PRP_ through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product. Although there can be no assurances that PRP_ will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP_ will be a viable product in the bioremediation marketplace.

As a result of marketing efforts in Abu Dhabi, UAE from December 1997, Petrol Rem was invited to demonstrate the efficacy of PRP_. A recent spill in Umm Al Qaiwain afforded Petrol Rem a field application in a mangrove site and beach front property. These applications were made in February of 1998 and are presently being evaluated. Future presentations/applications are scheduled with ADNOC (Abu Dhabi National Oil Company).

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

IDT and HemoCleanse are currently engaged in a project which involves the experimental use of a delivery system, the ThermoChem System , for perfusion-induced systemic hyperthermia ("PISH") to treat persons with certain types of cancer and HIV/AIDS. HemoCleanse is an Indiana corporation with offices located at 2700 Kent Avenue, West Lafayette, Indiana 47906. HemoCleanse designs, manufactures and markets products that treat blood outside the body to remove toxins and simultaneously balance blood chemistries. HemoCleanse believes that its systems are unique in being able to selectively remove both small, intermediate and protein-bound toxins, and to provide extracorporeal hyperthermia to selectively kill infected or rapidly dividing cells without the risk of electrolyte imbalances.

HemoCleanse has developed two models of the device. The BioLogic-DT is designed for use as a detoxifier for the treatment of drug overdose and was approved for marketing in the United States by the FDA in September 1994. The ThermoChem System , which
incorporates  this  technology,  is  designed  for  use  in   the
hyperthermia procedure. The ThermoChem System is used in IDT's clinical trials.

Perfusion-induced systemic hyperthermia, a form of whole-body hyperthermia, achieved through extracorporeal blood heating ("PISH") involves heating the patient's blood outside the body to approximately 48 degrees centigrade and returning it back to the body, thus raising the body's core temperature to the desired treatment temperature up to a maximum of 42.5 degrees centigrade. Blood passes a roller pump which sends it onward to the heat exchanger where indirect heating of the blood occurs, raising the outside blood temperature to approximately 48 degrees centigrade. A portion of the blood passes through a T-connection to the ThermoChem-SB, located between the roller pump and the heat exchanger, where it is chemically balanced on a real-time basis and then returned to the blood flow path before it reaches the heat exchanger. Continually circulating blood is returned to the patient at 46 degrees centigrade, gradually raising the patient's core body temperature to the desired treatment temperature, which is measured by various temperature probes throughout the body. Experimentation outside the United States to date, to the best knowledge of the Company, has been somewhat limited and not well-documented. IDT, and IDT's Scientific and Medical Advisory Board believe that once a safe delivery system is established, serious, extensive and well-documented testing will determine whether PISH can be used as an effective treatment for persons with clinical cancer or HIV.

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

The ThermoChem System is a combination of three system components: 1) the ThermoChem-HT, which circulates and heats blood extracorporeally up to approximately 48 C and monitors the patient's core temperature, which provides constant up to the minute access information on the status of the patient; 2) the ThermoChem-SB, which can effectively remove a wide range of chemicals and toxins from the blood, while maintaining a balance of electrolytes and important nutrients; and 3) the Disposable Kit, which contains the patented sorbent suspension, as well as temperature probes, catheters, and tubing set, etc. .

The ThermoChem System's specifications include an extracorporeal continuous blood circuit, a blood flow rate of 2000 ml/minute maximum, an integrated device which heats blood outside the body to approximately 48 degrees centigrade and core temperature to a maximum of 42.5 degrees centigrade, and a sorbent suspension system where optimum chemical transfer between the blood and sorbent is attained, which balances critical blood chemistries.

Pre-clinical trials were conducted on six swine to assure safety at an increased flow rate and maintenance of a higher core temperature of 43 degrees centigrade for a period of two hours. This study concluded that blood chemistries were normalized with the use of the ThermoChem System . In November 1996, the Companies submitted an IDE application to the FDA for a study utilizing the ThermoChem System for PISH for metastatic non-small cell lung cancer. This protocol was developed by the University of Texas in Galveston. The FDA responded in December 1996 with an approval to conduct a Phase I trial. The University of Texas' Institutional Review Board (IRB) granted approval of this study in May 1997.

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

Pre-clinical trials are being conducted at M.D. Anderson Cancer Center in preparation for a Phase I/II trials to involve thermochemotherapy hemi-perfusion of patients with pelvic or lower extremity recurrences of different types of cancer. These pre-clinical studies are being used to develop the surgical techniques necessary for a clinical trial on humans and to train and familiarize the center's staff in the use of the system.

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

IDT's Medical and Scientific Advisory Board consists of the three following professionals. Currently, none of the board members receive a fee for serving on the board, but are reimbursed for expenses incurred.

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

The Company has expensed approximately$8,402,000 on this project through December 31, 1997, which includes the Company's acquisition of HemoCleanse common stock, via a purchase of common stock and the conversion of a loan into common stock.

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

Other Projects


Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORT_ Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORT_ offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. BICO began selling the standard ports during the second quarter of 1997. A second device with a low profile has been developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February, 1998, BICO submitted a supplement to the FDA in response to a request for additional information. The Company is currently developing a dual port device and plans to submit another 510(k) for that device in the near future.

Through its subsidiary, Coraflex Inc. ("Coraflex"), BICO is engaged in the development of a polyurethane heart valve which management believes may not have the disadvantages of the mechanical and bioprosthetic valves currently being marketed.
The Coraflex_ valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. The polyurethane used in the construction of the heart valve is believed by BICO to exhibit strength and fatigue resistance which compare favorably with that of other materials used for prosthetic valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflex_ valve to date has demonstrated superior fatigue resistance and flow characteristics relative to the currently available bioprosthetic and mechanical devices, respectively. Additional development and testing must be conducted by BICO prior to its making an application to the FDA for approval to begin clinical testing in humans. BICO will need additional financing to complete clinical testing of the valve and to begin production. No assurances can be made that BICO will receive the necessary funding to complete testing, will receive FDA-marketing approval, will be able to produce and sell the valve, or that the valve will be commercially viable.

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

Barnacle Ban

In November 1993, BICO acquired the rights to a specialized paint, as well as the rights to the name Barnacle Ban_ pursuant to a patent and trademark license agreement with its inventor.
In 1995, the Company applied for trademark protection for the name HotBottom Paint, a barrier coat primer and antifouling paint which received approval for registration from the EPA in July 1995. Barnacle Ban's paint is designed to repel zebra mussels and other related marine life from the surfaces of ships, pipelines and other objects which function under water. Because the accumulation of marine life on surfaces such as pipes and ships have caused significant problems for entities such as water authorities, utility companies, and naval operations, the Company believes that there is a potential market for this product. The Company is continuing the testing and enhancement of the product; manufacturing of the product began in 1994.

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

MARKETING AND DISTRIBUTION
Petrol Rem began marketing of its bioremediation product, PRP_, in mid-1993, and is now sold in quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia. In addition, the Barnacle Ban HotBottom Paint product is currently being manufactured and marketed. These projections are based on management's belief, as to which there can be no assurances, that the development and manufacture of those products will continue to proceed successfully and on schedule.

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

The Company has filed for trademark protection for the term "Diasensor_ 1000", which is intended for use in connection with the Diasensor_ models; such filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

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

The patent, entitled "Specialized Perfusion Protocol for Whole-Body Hyperthermia", contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 degrees centigrade. A Continuation in Part, which was filed by IDT and included the ThermoChem System , was allowed in July 1995 and was issued in December 1995.

Implantable Technology

During 1995, the Company renewed its U.S. trademark registration for the name Coraflex_, which was originally granted in 1988.
The Company has also obtained trademark registration for the name theraPORT_ (See, "BUSINESS - Implantable Technology).

In October, 1996, a patent was issued for the Company's heart valve product.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRP_, BIO-SOK_, BIO-BOOM_, and Oil Buster_ (See, "BUSINESS - Bioremediation").

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

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following:
Rio Grande Medical Technology ("Rio Grande"), which is working with the University of New Mexico, CME Telemetrix, Inc. ("CME"), Cygnus, Inc. ("Cygnus"), Technical Chemicals and Products, Inc. ("TCPI"); Samsung Fine Chemicals ("SFC") and SpectRX. Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

Rio Grande, formerly associated with Sandia, is affiliated with the University of New Mexico, continues to develop its noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. To the best knowledge of the Company, no submission have been made to the FDA in connection with this
device.   CME, a Canadian company is developing a device which
claims to measure glucose noninvasively via a finger receptacle. Testing has been conducted in Canada and the U.S.; however, no approval has been received to sell the device in Canada, and no FDA submission has been made to date. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, has not yet submitted its device for FDA scrutiny and, to the best of the Companies' knowledge, must complete additional clinical trials prior to
applying for FDA approval to market the device.   Cygnus' latest
reports indicate that its plans make a submission for FDA approval have been further delayed until late 1998. TCPI recently announced that it began clinical studies of its system to correlate interstitial glucose fluid data with various blood glucose; although TCPI claims that its technology is noninvasive, it utilizes electronic charges to penetrate the skin and draw fluid from the body. SFC, a Korean company, announced in February that it had developed a hand-held device which the company claims measures glucose using an electromagnetic radiant ray (which management believes is a laser similar to the TCPI technology) to measure glucose. SFC's announcement stated that marketing would be limited to Korea and other parts of Asia, and would begin in mid-1988 pending government approvals. SpectRX, which is funded by Abbott Laboratories, also uses lasers to penetrate the skin and measure interstitial fluids; like the TCPI and SFC devices, it claims to be noninvasive; however, body fluids are drawn from the body via lasers.

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

The 510(k) Notification filed by the Company for the Diasensor_ 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor_ 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor_ 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.
BICO's products may also be subject to foreign regulatory approval prior to any sales.

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

Nasdaq has revised its requirements for companies listed on its Small-Cap market. Such requirements, which include a minimum trading price of $1.00, will limit the Company's option to continue to trade on Nasdaq.

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


Liquidity and Capital Resources

Working capital was $888,082 at December 31, 1997, as compared to $1,785,576 at December 31, 1996, and to $3,188,246 at December
31, 1995. Working Capital fluctuations are due primarily to the varied capital-raising efforts of the Company and its affiliate Diasense, which aggregated approximately $22,300,000 in 1997; $21,600,000 in 1996; and $19,275,000 in 1995, as well as a decrease in net inventory from $3,340,120 as of December 31, 1996 to $1,834,018 as of December 31, 1997.

Cash decreased from $3,802,874 at December 31, 1996 to $2,759,067 at December 31, 1997, as compared to $3,204,501 at December 31, 1995. These changes were attributable to the following factors. The Company's sales of its securities raised funds aggregating $22,600,000 during 1997 ; $21,600,000 during 1996 and
$19,275,000 during 1995. During those periods, the Company's cash flows used by operating activities aggregated $19,121,752; $19,972,000 and $16,891,000, respectively. During 1997, such activities included a $2.1 million increase in inventory reserves. In addition, the Company recorded a $4 million charge against operations due to warrant extensions by the Company and its subsidiary in 1997, with similar charges of approximately $9 million in 1996 and $12.5 million charge in 1995. (See, Note J to the Financial Statements). The Company's cash flows used by investing activities aggregated $1.4 million in 1997 as compared to $1 million in 1996, and $2.7 million in 1995. The primary difference in such activities was the absence of over $1 million in notes receivable which was recorded in 1995, but not 1996 or 1997. The Company's other assets increased by $816,000 from 1996 to 1997; such increase was due in large part to an increase in notes receivable from related parties (See, Note C to the Financial Statements) and a $300,000 deposit on equipment during 1997.

The Company's current liabilities decreased by $1,635,000 from 1996 to 1997; the decrease was due to the Company's decreased issuance of convertible debentures as part of its capital-raising efforts, $3.3 million of which were outstanding as of December 31, 1997, as compared to $4.6 million of which were outstanding as of December 31, 1996.

During 1996, the Company incurred $2.6 million in capital leases in connection with the lease of two buildings used for the manufacture of the Diasensor_ 1000, the current portion of which was $110,000 at 1997 year end (See, Note H to the Financial Statements).

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

The Company's products are at various stages of development and will require additional funding for completion. This paragraph summarizes the Company's estimates as to the aggregate amounts needed to complete each project, assuming continued testing and development is successful. The Company may choose to discontinue any of its projects at any time if research and development efforts indicate that continuation would be inadvisable. The Diasensor_ 1000 has been submitted to the FDA for marketing approval and the Diasensor_ 2000 is in the pre-clinical trial stage of development.

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

As described hereinabove, management believes the Company has sufficient liquidity to meet its projected expenditures on a short-term basis. Absent additional funding, the Company will have limited liquidity on a long-term basis. Moreover, many demands on liquidity, such as technological, regulatory or legal problems, could cause the Company's liquidity to be inadequate. At present, the Company does not have any additional sources of liquidity, including bank lines of credit. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, the PRP_ bioremediation product, HotBottom paint, and other new products. There can be no assurances that any such products will be successfully marketed or commercially viable.




Results of Operations


The following seven paragraphs discuss the Results of Operations of the entire Company based on its consolidated financial statements. A discussion of the business segments follows.

In 1997, the Company's net sales increased to $1,155,907 from $597,592 in 1996 and $461,257 in 1995. The increase was due to an increase in all product sales, including its Petrol Rem and Barnacle Ban products (See, Note F to the Financial Statements) Of the total net sales, the Company had $880,919 in implantable device revenues in 1997 as compared to $508,561 in 1996 and $168,461 in 1995.

In 1997, 1996 and 1995, the Company received interest income in the amount of $165,977; $176,478; and $294,734, respectively.
The fluctuation was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates. The Company's other income increased to $104,250 in 1997 from $2,657 in 1996 and $0 in 1995; the increase was due primarily to amounts due from directors in connection with the settlement of certain lawsuits.

In 1997, the Company's costs of products sold was $641,331 as compared to $325,414 in 1996 and $198,542 in 1995. The increase is primarily due to the Company's corresponding increases in product sales, and products produced pursuant to FES and IRS Device contracts.

The Company's research and development expenses were $6,977,590 in 1997, a decrease from $8,742,922 in 1996, and $7,649,678 in
1995. The overall decrease was due to the Company's realignment of personnel and resources in an effort to obtain a CE Mark for sale of the Noninvasive Glucose Sensor outside the U.S. (See, "Business of the Company - Current Status of the Noninvasive Glucose Sensor").

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

Interest expense on the Company's outstanding indebtedness was $315,624 in 1997 as compared to $133,460 in 1996 and $17,048 in
1995. The increase was due to an increase in capital leases and interest payment on the Company's subordinated debentures.

Segment Discussion

For purposes of accounting disclosure, the Company provides the following discussion regarding three business segments:
Biomedical devices, which includes the operations of Biocontrol Technology, Inc. and Diasense, Inc.; Bioremediation, which includes the operations of Petrol Rem, Inc.; and Marine Paint Products, which includes the operations of Barnacle Ban Corporation. More complete financial information on these segments is set forth in Note F to the accompanying financial statements.


Biomedical Device Segment. During the year ended December 31, 1997, sales to external customers increased to $880,919 from $508,561 in 1996 and $168,461 in 1995. These increases were primarily due to increased sales of the functional electrical stimulators. Corresponding increases in costs of products goods sold occurred for the same reason, from $91,859 in 1995 to $288,537 in 1996 and to $445,843 in 1997.


Bioremediation Segment. During the year ended December 31, 1997, sales to external customers increased to $138,362 from $47,625 in 1996. Both years' sales to external customers decreased from
$215,211 in 1995.   The decrease from 1995 to 1996 was due to
different marketing targets and a decrease in the orders for products. The increase from 1996 to 1997 was due to increased sales of the Bio-Sok to boating suppliers and users through trade shows and marketing exposure. Costs of products sold fluctuated due to the same factors, from $53,813 in 1995 to $16,092 in 1996 and $88,178 in 1997. The relatively higher costs of products sold in 1997 was due to the higher cost of producing the Bio-Sok as opposed to other bioremediation products.

Marine Paint Products Segment. Sales to external customers increased to $136,624 in 1997 from $41,406 in 1996, which was a decrease from $77,585 in 1995. The higher sales in 1995 and 1997 were due to a focus on marine craft, rather than municipal, users, which was the focus in 1996. Costs of products sold reflect the same impact, a decrease from 1995's $52,870 to 1996's $20,785 and an increase to 1997's $107,310.

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

On February 2, 1998, BICO's shareholders approved an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000 at a Special Shareholders Meeting convened for that purpose.

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

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation                 | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1997  $241,667      $0        $0   |           0          $0
President,    1996  $400,000      $0        $0   |           0          $0
Treasurer (4) 1995  $400,000      $0        $0   |     820,000 (3)      $0
------------------------------------------------------------------------------
Fred E.       1997  $592,000      $0        $0   |           0          $0
Cooper,       1996  $592,000      $0        $0   |           0          $0
CEO (5)       1995  $480,000      $0        $0   |     575,000 (3)      $0
------------------------------------------------------------------------------
Anthony J.    1997  $300,000      $0        $0   |           0          $0
Feola , Sr.   1996  $300,000      $0        $0   |     350,000 (3)      $0
Vice Pres.(6) 1995  $250,000      $93,125   $0   |     200,000 (3)      $0
------------------------------------------------------------------------------
Glenn         1997  $200,000      $0        $0   |           0          $0
Keeling, VP   1996  $200,000      $0        $0   |     100,000 (8)      $0
(7)           1995  $175,000      $0        $0   |           0          $0
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

(4) In November, 1994, Mr. Purdy's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Purdy's salary was increased by $50,000. In 1997, 1996 and 1995, Mr. Purdy was paid $87,500; $100,000 and $100,000 by
     Diasense. Mr. Purdy is paid a salary by the Company based upon his employment contract. Amounts paid to Mr. Purdy by Diasense are determined by the Diasense Board of Directors based upon services performed on its behalf.

(5) In November, 1994, Mr. Cooper's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). In addition, in 1997, 1996 and 1995, Mr. Cooper was paid $96,000; $96,000; and $40,000 respectively by both Petrol Rem and IDT, both of which are subsidiaries of BICO. In 1997, 1996, and 1995, Mr. Cooper was paid $150,000 in salary by Diasense. Mr. Cooper is paid a salary by the Company based upon his employment agreement. Amounts paid to Mr. Cooper by Diasense, Petrol Rem and IDT are determined by the Boards of Directors of those companies based upon services performed on their behalf.

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

(8) On August 26, 1996, Mr. Keeling was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $1.48 per share (the market price as of that date) until August 26, 2001.


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

(13) Because the market price as of December 31, 1997 was less than the exercise price of the warrants, such warrants were not "in-the-money".

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

The Agreements also generally restrict the disclosure of certain confidential information obtained by Messrs. Cooper, Purdy, Feola and Keeling during the term of the Agreements and restricts them from competing with BICO for a eriod of one year in specified states following the expiration or termination of the Agreements.

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

     Financial Statements                                        Page

     Report of Independent Certified Public Accountants
     Thompson Dugan, P.C.                                        F-1

     Consolidated Balance Sheets
     December 31, 1997 and 1996                                  F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1997, 1996 and 1995        F-4

     Consolidated Statements of  Stockholders' Equity
     for the years ended December 31, 1997, 1996, 1995 and 1994 F-5 Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1996 and 1995        F-6

     Notes to Consolidated Financial Statements
     December 31, 1997, 1996 and 1995                            F-8


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
                                         12,000      12,000

  Note receivable from HemoCleanse
  Inc, payable without
  interest on demand.                                 -
                                         75,000
                                        -------     -------

                                        720,900     407,900
  Less current notes receivable         122,000     312,000
                                        -------     -------
  Noncurrent                          $ 598,900    $ 95,900
                                        =======     =======

     Accrued interest receivable on the related party notes as  of
     December   31,  1997  and  1996  was  $77,477  and   $53,958,
     respectively.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                 Dec. 31,       Dec. 31,
                                   1997          1996

          Raw materials         4,380,254     3,928,565
          Work-in-process          47,976       191,220
          Finished goods        1,005,788       728,204
                                ---------     ---------
                                5,434,018     4,847,989
          Less valuation
            allowance          (3,600,000)   (1,507,869)
                               -----------   -----------
                              $ 1,834,018   $ 3,340,120

     The inventory valuation allowance was increased to $3,600,000 in 1997 based upon management's estimation of market value of materials for products for which a market has not yet been established. There was no change in the allowance during 1996.

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                 Dec. 31,       Dec. 31,
                                   1997           1996
      Current
      -------
      Accrued payroll taxes     $  13,606     $   18,537
      Accrued vacation             87,652         68,344
      Other accrued liabilities   113,861         61,422
                                  -------        -------

                                $ 215,119     $  148,303
                                =========     ==========

NOTE F - BUSINESS SEGMENTS

The   Company   operates  in  three  reportable  business   segments:
Biomedical devices, which includes the operations of Biocontrol Technology, Inc., and Diasense, Inc.; Bioremediation, which includes the operations of Petrol Rem, Inc.; and Marine Paint Products, which includes the operations of Barnacle Ban Corporation. Following is summarized financial information for the Company's reportable segments:


                             Biomedical  Bioremediation   Marine      All    Consolidated
                             Devices                      Paint       Other
                                                          Products
1997
Sales to external customers $  880,919        $138,362    $136,624  $      0  $ 1,155,905
Cost of product sold           445,843          88,178     107,310         0      641,331
Gross profit                   435,076          50,184      29,314         0      514,574
Identifiable assets         11,122,314         602,460      56,860   999,666    12,981,30
Capital expenditures           661,095           4,460       8,680   526,933    1,000,051
Depreciation & amortization    720,150          33,976       2,751    93,925      850,802

1996
Sales to external customers    508,561          47,625      41,406         0      597,592
Cost of products sold          288,537          16,092      20,785         0      325,414
Gross profit                   220,024          31,533      20,621         0      272,178
Identifiable assets         13,683,657         380,851      96,710   382,773   14,543,991
Capital expenditures         3,362,400           9,188      23,755   293,840    3,689,183
Depreciation & amortization    498,256          35,725       5,406    48,120      587,507

1995
Sales to external customers    168,461         215,211      77,585          0     461,257
Cost of products sold           91,859          53,813      52,870          0     198,542
Gross profit                    76,602         161,398      24,715          0     262,715
Identifiable assets          8,467,569         452,601      24,969    129,530   9,074,669
Capital expenditures         1,424,388          31,501       2,463      9,476   1,467,828
Depreciation & amortization    404,392          29,999         858     24,529     459,778


The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information" in 1998. The disclosures under this new standard are not expected to be significantly different from the Company's current disclosures of segment information.


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
Collateralized by equipment.                        -           9,675

Note Payable to a bank in monthly payments of
$433 including interest at a rate of   8.75%.      9,112       13,311
Collateralized by equipment.                    ---------     --------
                                                  27,571       69,475

Current portion of long-term debt                 18,765       30,478
                                                 --------     --------
Long-term debt                                  $  8,806     $ 38,997
                                                =========    =========


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

     The following is a summary of property held under capital leases:

                                   Dec. 31,       Dec. 31,
                                     1997           1996

      Building                  $ 1,207,610    $ 1,205,760
      Construction in Progress    1,465,152      1,240,320
      Land                          246,250        246,250
      Equipment                     243,271        166,026
                                -----------    -----------
            Sub Total             3,162,283      2,858,356

      Less:  Accumulated Depreciation
                                    165,951         46,278
      Total Property under      -----------    -----------
      Capital Leases              2,996,332      2,812,078
                                ===========    ===========

     Minimum future lease payments to related and unrelated parties are as follows:

                                  Related    Unrelated
                                  Parties    Parties      Total

         1998                   $ 105,720   $ 635,536  $  741,256
         1999                     105,720     466,938     572,658
         2000                      61,670     394,872     456,542
         2001                           0     393,617     393,617
         2002                           0     362,958     362,958
         Thereafter                     0   3,142,160   3,142,160
                                ---------   ---------  ----------
Future minimum lease payments   $ 273,110  $5,396,081  $5,669,191
                                =========  ==========  ==========

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

     Common Stock Warrants

     During 1997, warrants ranging from $.22 to $1.25 per share to purchase 2,594,000 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 5,346,662 shares of common stock were exercisable at December 31, 1997. The per share exercise prices of these warrants are as follows:

                      Shares            Exercise
                                        Price
                     -------            --------
                      10,000              $.22
                   1,226,700              $.25
                     180,000              $.33
                      50,000              $.38
                       1,482              $.45
                     350,000              $.50
                   2,334,000             $1.00
                     200,000             $1.25
                     994,480         $1.48 - $4.03
                 -----------
          Total    5,346,662
                 ===========

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as
     follows:
Fiscal      Warrants          Warrants Expire During Fiscal Year
Year        Granted       1998       1999       2000      2001      2002
Granted
  1990      506,700      506,700      -           -          -        -
  1991      1,251,482    900,000   351,482        -          -        -
  1992      25,000          -         -         25,000       -        -
  1993      209,000      209,000      -           -          -        -
  1994      130,000         -      130,000        -          -        -
  1995       21,000         -         -         21,000       -        -
  1996      609,480       59,480      -           -       550,000     -
  1997      2,594,000       -      200,000        -     1,400,000   994,000
            ---------  ---------  ---------  ---------  ---------  ---------
            5,346,662  1,675,180   681,482      46,000  1,950,000   994,000
            =========  =========  =========  =========  =========  =========

     The following is a summary of warrant transactions during 1997:

          Outstanding beginning of period:          2,905,462

          Granted during the twelve month period:   2,594,000

          Canceled during the twelve month period:        -0-

          Exercised during the twelve month period:  (152,800)
                                                   -----------

          Outstanding, and eligible for exercise:   5,346,662
                                                   ===========

     Common Stock Reserve

     At December 31, 1997 the Company has reserved unissued common stock as follows:

               Warrants                             5,346,662
               Convertible debentures              23,874,729
                                                  -----------
               Total                               29,221,391
                                                  ===========

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

     The following is a summary of the composition of the Company's deferred tax asset (all long-term) and associated valuation allowance at December 31, 1997, December 31, 1996 and December 31, 1995:

                                 Dec. 31,       Dec. 31,       Dec. 31,
                                   1997           1996           1995

       Net Operating Loss      $ 21,508,400   $ 15,330,642   $ 10,959,420
       Warrant Expense            2,741,397      2,741,397      2,529,877
       Tax Credit Carryforward      580,000        520,000        400,000
                               ------------   ------------   ------------
                                 24,829,797     18,592,039     13,889,297

       Valuation Allowance      (24,829,797)   (18,592,039)   (13,889,297)
                                ------------   ------------   ------------
       Net Deferred Tax Asset  $          0   $          0   $          0
                                ============   ============   ============

     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                    Deferred       Increase in
                                    Tax            Valuation
                                    Benefit        Allowance     Net


     Year-ended December 31,1997    $(6,237,758)   $ 6,237,758   $ 0
     Year-ended December 31, 1996   $(4,702,742)   $ 4,702,742   $ 0
     Year-ended December 31, 1995   $(6,977,857)   $ 6,977,857   $ 0
     From March 20, 1972 (inception)
     through December 31, 1997      $(24,829,797)  $24,829,797   $ 0


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

     Subsequent to the issuance of its consolidated financial state-ments in March 1998, the Company determined that beneficial conversion terms included in its convertible debentures issued in 1996 and 1997 should be reflected in its financial statements
     as  expense and as additional  paid-in  capital.   The amount of
     expense charged to operations as a result of this adjustment was $1,650,000 in 1996, and $6,278,853 in 1997. Corresponding amounts were recognized as additional paid-in capital and there was no effect to the total Stockholders Equity as a result of these adjustments.