Form 10-Q/A
period 1998-03-31
BIOCONTROL TECHNOLOGY INC
filed 1998-12-14
CIK 225211

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

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                               Mar. 31, 1998    Dec. 31, 1997
                                               -------------    -------------
CURRENT ASSETS
   Cash and equivalents                        $   1,918,927    $   2,759,067
   Accounts receivable-net of allowance for
    doubtful accounts                                321,977          417,329
   Inventory - net of valuation allowance          1,867,759        1,834,018
   Notes receivable -  related parties                35,000           35,000
   Notes receivable                                   87,000           87,000
   Interest receivable                                 2,393            2,134
   Prepaid expenses                                  185,488          164,012
                                               -------------    -------------

                 TOTAL CURRENT ASSETS              4,418,544        5,298,560

PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,444,273        1,444,273
   Land                                              246,250          246,250
   Construction in process                         1,505,372        1,465,152
   Leasehold improvements                          1,486,083        1,197,977
   Machinery and equipment	               	   5,406,491        5,042,736
   Furniture, fixture & equipment                    856,104          812,221
                                               -------------    -------------
               Subtotal                           10,944,573       10,208,609

   Less accumulated depreciation                   3,772,403        3,516,677
                                               -------------    -------------
                                                   7,172,170        6,691,932
OTHER ASSETS
   Notes receivable - related parties              1,248,900          598,900
   Interest receivable - related parties              89,716           75,343
   Deposit on equipment	                             300,000          300,000
   Goodwill		                           5,221,993                -
   Patents, net of amortization                        5,682            6,765
   Other assets                                       18,343            9,800
                                               -------------    -------------
                                                   6,884,634          990,808
                                               -------------    -------------

                    TOTAL  ASSETS              $  18,475,348    $  12,981,300
                                               =============    =============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Mar. 31, 1998      Dec. 31, 1997
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $     503,670     $     646,535
   Current portion of long-term debt               3,123,061            18,765
   Current portion of capital lease obligations      120,181           109,933
   Debentures payable                              3,900,000         3,301,280
   Accrued liabilities                               283,034           215,119
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             114,403           116,146
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                8,047,049         4,410,478
LONG-TERM LIABILITIES
   Capital lease obligations                       2,652,273         2,688,293
   Long-term debt                                  1,400,350             8,806
                                               -------------      ------------
                                                   4,052,623         2,697,099

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,347,016         1,409,647

STOCKHOLDERS'  EQUITY
   Common stock, par value $.10 per share
    authorized 300,000,000 shares, issued and
    outstanding 192,724,748 at Mar. 31,1998 and
    138,583,978 at Dec. 31, 1997                  19,272,475        13,858,398
   Additional paid-in capital                    106,369,929       104,932,920
   Notes receivable issued for
    common stock - related party                     (25,000)          (25,000)
   Warrants                                        6,396,994         6,396,994
   Accumulated  deficit                         (126,985,738)     (120,699,236)
                                              --------------     -------------

          TOTAL STOCKHOLDERS' EQUITY               5,028,660         4,464,076
                                               --------------     -------------

          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  18,475,348     $  12,981,300
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

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
 Revenues
  Sales                                        $     457,705    $     149,321
  Interest income                                     45,478           40,219
                                               -------------    -------------
      Total revenues                                 503,183          189,540

Costs and expenses
  Cost of products sold                              268,980           84,475
  Research and development                         2,653,534        1,915,832
  Selling, general and administrative              1,878,754        2,642,754
  Warrant extensions - subsidiary                          -        3,715,000
  Interest expense                                    92,807           78,836
  Beneficial convertible debt feature              1,960,238          250,000
                                               -------------    -------------
                                                   6,854,313        8,686,897
                                               -------------    -------------

Loss before unrelated investors' interest         (6,351,130)      (8,497,357)

Unrelated investors' interest in net loss of
 subsidiary                                           64,628        1,911,630
                                               -------------    -------------


 Net loss                                        ($6,286,502)     ($6,585,727)
                                               =============    =============

 Loss per common share                                ($0.04)          ($0.13)
                                               =============    =============

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                              March 31, 1998      March 31,1997
                                              --------------      -------------

Cash flows used by operating activities:
 Net loss                                       ($6,286,502)      ($6,585,727)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     303,915           213,391
  Unrelated investors' interest in subsidiary       (62,631)       (1,911,630)
  Warrant extensions by subsidiary                        -         3,715,000
  Beneficial convertible debt feature             1,960,238           250,000
  Stock issued in exchange for services             (25,187)           18,369
  (Increase) decrease in accounts receivable        103,934           (32,086)
  (Increase) in inventories                         (26,246)         (349,665)
  (Increase) decrease in prepaid expenses           (20,289)            8,628
  (Increase) decrease in other assets                29,511                20
  (Decrease) in accounts payable                   (168,394)          (64,821)
  Increase (decrease) in other liabilities           74,839            35,052
                                              --------------      ------------
   Net cash flow (used) by operating activities  (4,116,812)       (4,703,469)
                                              --------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (68,764)         (329,240)
  (Increase) in notes receivable                   (650,000)          (83,000)
  (Increase) in interest receivable                 (14,632)           (7,294)
  Stock purchase agreement - ICTI                (1,030,000)                -
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                           (1,763,396)         (419,534)
                                              --------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of Preferred stock-
   Series B                                               -         2,027,000
 Proceeds from debentures payable                 5,220,000         1,000,000
 Payments on notes payable                         (154,160)          (21,572)
 Payments on capital lease obligations              (25,772)           57,906
                                              --------------      ------------

   Net cash provided by financing activities      5,040,068         3,063,334
                                              --------------      ------------

 Increase (decrease) in cash and equivalents       (840,140)       (2,059,669)
                                              --------------      ------------
 Cash and equivalents, beginning of period        2,759,067         3,802,874
                                              --------------      ------------

 Cash and equivalents, end of period             $1,918,927        $1,743,205
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


NOTE D - Stock Purchase Agreement

      Effective March 4, 1998, pursuant to a Stock Purchase Agreement dated February 20, 1998, the Company acquired 58.4% of International Chemical Technologies, Inc. (ICTI) a development stage corporation. ICTI commenced operations in May 1997 and plans to engage in the business of manufacturing and marketing, and licensing rights with respect to certain corrosion/wear-resistant metal alloy coating compositions. The audited financial statements of ICTI as of December 31, 1997 present accumulated losses of $680,335, a working capital deficiency of $457,164, and a net deficiency in assets of $678,335.

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

      The   Company  recognized $5,310,501 of  goodwill  in
connection with the Stock Purchase Agreement. For purposes of amortizing this goodwill, Management has determined a useful life of 5 years.


NOTE E - Legal Proceedings

During the last quarter, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company is currently in the process of copying documents for production in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties


NOTE F -  RESTATEMENT

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

 The Company has also revised its previously issued financial statements to reflect a reduction in the amorization period for goodwill associated with its acquisition of ICTI from 20 years to 5 years. The additional amorization expense for the quarter ended March 31, 1998, was $88,508.


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

      Selling, General and Administrative expenses decreased during the first quarter from $2,642,754 in 1997 to $1,878,754 in 1998. The decrease was due to the Company's reorganization of some manufacturing personnel to assist with development of the Sensor and management's implementation of cost control polices.

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