Form 10-Q/A
period 1998-06-30
BIOCONTROL TECHNOLOGY INC
filed 1998-12-14
CIK 225211

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

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                               Jun. 30, 1998    Dec. 31, 1997
                                               -------------    -------------
CURRENT ASSETS
   Cash and equivalents                        $     294,535    $   2,759,067
   Accounts receivable-net of allowance for
    doubtful accounts                                103,108          417,329
   Inventory - net of valuation allowance          1,864,959        1,834,018
   Notes receivable -  related parties                35,000           35,000
   Notes receivable                                  826,050           87,000
   Interest receivable                                 2,655            2,134
   Prepaid expenses                                  180,845          164,012
                                               -------------    -------------

                 TOTAL CURRENT ASSETS              3,307,152        5,298,560

PROPERTY, PLANT AND EQUIPMENT
   Building                                        1,444,273        1,444,273
   Land                                              246,250          246,250
   Construction in process                         1,541,609        1,465,152
   Leasehold improvements                          1,486,083        1,197,977
   Machinery and equipment		           5,128,623        5,042,736
   Furniture, fixture & equipment                    880,154          812,221
                                               -------------    -------------
               Subtotal                           10,726,992       10,208,609

   Less accumulated depreciation                   3,929,366        3,516,677
                                               -------------    -------------
                                                   6,797,626        6,691,932
OTHER ASSETS
   Notes receivable - related parties              1,273,900          598,900
   Interest receivable - related parties             108,666           75,343
   Deposit on equipment				           -          300,000
   Goodwill, net of amortization		   4,954,469                -
   Patents, net of amortization                        4,599            6,765
   Other assets                                       14,269            9,800
                                               -------------    -------------
                                                   6,355,903          990,808
                                               -------------    -------------

                    TOTAL  ASSETS              $  16,460,681    $  12,981,300
                                               =============    =============
____________________________________________________________________________
Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.
----------------------------------------------------------------------------
See notes to consolidated financial statements

              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                               Jun. 30, 1998      Dec. 31, 1997
                                               -------------      -------------

CURRENT LIABILITIES
   Accounts payable                            $   1,345,352     $     646,535
   Current portion of long-term debt               2,976,715            18,765
   Current portion of capital lease obligations      116,349           109,933
   Debentures payable                              1,949,300         3,301,280
   Accrued liabilities                               638,088           215,119
   Escrow payable                                      2,700             2,700
   Deferred revenue on contract billings             114,403           116,146
                                               -------------      ------------
          TOTAL CURRENT LIABILITIES                7,142,907         4,410,478

LONG-TERM LIABILITIES
   Capital lease obligations                       2,650,625         2,688,293
   Long-term debt                                  1,172,222             8,806
                                               -------------      ------------
                                                   3,822,847         2,697,099

UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                   1,273,387         1,409,647

STOCKHOLDERS'  EQUITY
   Common stock, par value $.10 per share
    authorized 600,000,000 shares, issued and
    outstanding 316,226,240 at Jun. 30,1998 and
    138,583,978 at Dec. 31, 1997                  31,622,624        13,858,398
   Additional paid-in capital                    100,056,492       104,932,920
   Note receivable issued for
    common stock - related party                     (25,000)          (25,000)
   Warrants                                        6,396,994         6,396,994
   Accumulated  deficit                         (133,829,570)     (120,699,236)
                                              --------------     -------------

          TOTAL STOCKHOLDERS' EQUITY               4,221,540         4,464,076
                                               --------------     -------------
          TOTAL LIABILITIES  AND
               STOCKHOLDERS' EQUITY            $  16,460,681     $  12,981,300
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

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                         For the six months ended       For the three months ended
                                                                  Jun. 30,                        Jun. 30,
                                                             1998            1997           1998              1997
                                                        --------------  --------------  --------------   --------------
Revenues
   Sales                                                   $   933,441     $   515,884      $  475,736       $  366,563
   Interest income                                              60,594          70,249          15,116           30,030
   Other  income                                                     -           3,980               -            3,980
                                                         --------------  --------------  --------------   --------------
                                                               994,035         590,113         490,852          400,573
Costs  and  expenses
   Cost  of  products  sold                                    498,860         323,050         229,880          238,575
   Research  and  development                                4,013,632       3,921,661       1,360,098        2,005,829
   Selling,  general  and  administrative                    5,937,153       6,600,650       4,058,399        3,957,896
   Warrant extensions - Subsidiary                           1,870,000       4,014,375       1,870,000          299,375
   Interest  expense                                           205,658         143,402         112,851           64,566
   Beneficial convertible debt feature                       2,631,071       1,683,766         670,833        1,433,766
                                                         --------------  --------------  --------------   --------------

                                                            15,156,374      16,686,904       8,302,061        8,000,007
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (14,162,339)    (16,096,791)     (7,811,209)      (7,599,434)

Unrelated investors' interest in net loss
 of subsidiary                                               1,032,005       2,147,649         967,377          236,019
                                                         --------------  --------------  --------------   --------------

   Net  loss                                              ($13,130,334)   ($13,949,142)    ($6,843,832)     ($7,363,415)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.06)         ($0.24)         ($0.03)          ($0.13)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              1998            1997           1998              1997
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($13,130,334)   ($13,949,142)    ($6,843,832)     ($7,363,415)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            768,884         420,069         423,567          206,678
    Unrelated  investors'  interest  in  subsidiary         (1,032,005)     (2,147,649)       (967,377)        (236,019)
    Warrant extensions by subsidiary                         1,870,000       4,014,375       1,870,000          299,375
    Debenture interest converted to stock                       72,665               -          53,800                -
    Premium for extention on debenture                         680,500               -         680,500                -
    Beneficial convertible debt feature                      2,631,071       1,683,766         670,833        1,433,766
    Acquistion of ICTI                                         621,517               -         871,517                -
    Stock issued in exchange for services  		       (17,688)        864,565           7,499          846,196
    Stock issued in exchange for services by subsidiary              -             600               -              600
    (Increase) in receivables                                  314,221         (96,906)        218,869          (64,820)
    (Increase) in inventories                                  (30,941)       (454,884)          2,800         (105,219)
    (Increase) decrease in  prepaid  expenses                  (16,833)         55,299           4,913           46,671
    (Increase) decrease  in  other  assets                      (4,469)          1,487           4,074            1,467
    (Decrease) increase in  accounts  payable                  698,817        (117,687)        841,682          (52,866)
     Increase in  other  liabilities                           422,969         334,627         489,141          299,575
    (Decrease) in deferred revenue on contract billing          (1,743)        (75,000)         (1,743)         (75,000)
                                                         --------------  --------------  --------------   --------------
     Net  cash  flow (used) by  operating activities        (6,153,369)     (9,466,480)     (1,673,757)      (4,763,011)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment               (784,082)       (711,369)        (48,118)        (382,129)
    (Increase) in  notes  receivable                          (825,050)        (83,000)       (175,050)               -
    (Increase) in interest receivable                          (33,844)        (12,768)        (19,212)          (5,474)
    Acquisition of ICTI                                     (1,030,000)              -      (1,030,000)               -
                                                         --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities        (2,672,976)       (807,137)     (1,272,380)        (387,603)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds from sales of Preferred stock-Series B                -       2,027,000               -                -
  Proceeds from  warrants  exercised                                 -          38,200               -           38,200
  Proceeds from debentures payable                           6,945,000       5,800,000       1,725,000        4,800,000
  Payments on notes payable                                   (528,634)        (28,179)       (374,474)          (6,607)
  Payments on capital lease obligations                        (54,553)         39,115         (28,781)         (18,791)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities          6,361,813       7,876,136       1,321,745        4,812,802
                                                         --------------  --------------  --------------   --------------

  Decrease  in  cash  and equivalents                       (2,464,532)     (2,397,481)     (1,624,392)        (337,812)
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents, beginning  of  period              2,759,067       3,802,874       1,918,927        1,743,205
                                                         --------------  --------------  --------------   --------------

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

The Company has also revised its previously issued financial statements to reflect a reduction in the amorization period for goodwill associated with its acquisition of ICTI from 20 years to 5 years. The additional amortization expense for the quarter and six months ended June 30, 1998 was $197,436 and $285,944 respectively.



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

Selling, General and Administrative expenses during the second quarter increased to $4,058,399 in 1998 from $3,957,896 in 1997 and decreased for the six month period to $5,651,209 in 1998 from $6,600,650 in 1997. The overall decrease was due to the Company's reduction in personnel and expenditures. The increase from 1997 to 1998 was due to goodwill expenses related to the ICTI acquisition.

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