Form 10-Q/A
period 1998-09-30
BIOCONTROL TECHNOLOGY INC
filed 1998-12-14
CIK 225211

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
                                   CONSOLIDATED  BALANCE  SHEETS

                                                                  Sep. 30, 1998           Dec. 31, 1997
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT ASSETS
 Cash  and  equivalents                                           $    668,868             $  2,759,067
 Accounts  receivable-net of allowance for doubtful accounts           162,988                  417,329
 Notes receivable-related parties                                        -                       35,000
 Notes  receivable                                                     121,050                   87,000
 Interest receivable                                                     -                        2,134
 Inventory-net of valuation allowance                                1,758,378                1,834,018
 Prepaid  expenses                                                     216,396                  164,012
                                                                  -------------            -------------
              TOTAL  CURRENT  ASSETS                                 2,927,680                5,298,560


PROPERTY, PLANT AND EQUIPMENT
 Building                                                            1,444,273                1,444,273
 Land                                                                  246,250                  246,250
 Construction in process                                             1,568,600                1,465,152
 Leasehold improvements                                              1,486,084                1,197,977
 Furniture, fixtures and equipment                                     842,136                  812,221
 Machinery and equipment                                             5,162,232                5,042,736
                                                                  -------------            -------------
    Subtotal                                                        10,749,575               10,208,609

  Less accumulated depreciation                                      4,124,178                3,516,677
                                                                  -------------            -------------

                                                                     6,625,397                6,691,932

OTHER  ASSETS
 Notes  receivable  -  related  parties                              1,270,900                  598,900
 Interest receivable - related parties                                 137,186                   75,343
 Deposit on Equipment                                                    -                      300,000
 Goodwill, net of amortization                                       4,688,945                    -
 Patents,  net  of  amortization                                         3,516                    6,765
 Other  assets                                                          12,585                    9,800
                                                                  -------------            -------------
                                                                      6,113,132                 990,808
                                                                  -------------            -------------
              TOTAL   ASSETS                                       $ 15,666,209            $ 12,981,300
                                                                  =============            =============


Note: The Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.

See  notes  to  consolidated  financial  statements.

         BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  BALANCE  SHEETS
                           (CONTINUED)

                                                                  Sep. 30, 1998           Dec. 31, 1997
                                                                   (Unaudited)                (Note)
                                                                  -------------            -------------
CURRENT LIABILITIES
 Accounts  payable                                                $  1,115,811                $ 646,535
 Current portion of long-term debt                                   3,623,217                   18,765
 Current portion of capital lease obligations                          135,725                  109,933
 Debentures payable                                                  3,125,000                3,301,280
 Accrued  liabilities                                                  683,925                  215,119
 Escrow payable                                                          2,700                    2,700
 Deferred revenue on contract billings                                 114,403                  116,146
                                                                  -------------            -------------
             TOTAL   CURRENT  LIABILITIES                            8,800,781                4,410,478

LONG-TERM LIABILITIES
 Capital lease obligations                                           2,594,823                2,688,293
 Long-term debt                                                        765,000                    8,806
                                                                  -------------            -------------
                                                                     3,359,823                2,697,099

UNRELATED INVESTORS' INTEREST IN SUBSIDIARY                          1,196,002                1,409,647

STOCKHOLDERS'  EQUITY
 Common  stock,  par  value  $.10  per  share,
   authorized 600,000,000  shares,  issued  and
   outstanding  398,302,428  at  Sep. 30, 1998  and
   138,583,978 at Dec. 31, 1997                                     39,830,243               13,858,398
 Additional  paid-in  capital                                       94,802,799              104,932,920
 Note receivable issued for common stock - related party               (25,000)                 (25,000)
 Warrants                                                            6,396,994                6,396,994
 Accumulated  deficit                                             (138,695,433)            (120,699,236)
                                                                  -------------            -------------
           TOTAL  STOCKHOLDERS'  EQUITY                              2,309,603                4,464,076
                                                                  -------------            -------------
 TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                   $ 15,666,209             $ 12,981,300
                                                                  =============            =============
Note: The  Balance  Sheet  at  December 31,  1997  has  been derived  from  audited  financial  statements  at  that  date.

See  notes  to  consolidated  financial  statements.

              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (Unaudited)

                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              1998           1997              1998             1997
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                  $  1,019,520     $   720,074       $  86,079       $  204,190
   Interest income                                              93,060          93,846          32,466           23,597
   Other income                                                  -               4,119           -                  139
                                                         --------------  --------------  --------------   --------------
                                                             1,112,580         818,039         118,545          227,926

Costs and expenses
   Cost of products sold                                       536,680         443,320          37,820          120,270
   Research and development                                  5,167,106       5,463,301       1,153,474        1,541,640
   Selling, general and administrative                       8,780,862      10,009,346       2,843,709        3,408,696
   Warrant extensions - Subsidiary                           1,870,000       4,014,375           -                -
   Interest expense                                            245,605         231,047          39,947           87,645
   Beneficial convertible debt feature                       3,617,914       5,638,030         986,842        3,954,264
                                                         --------------  --------------  --------------   --------------

                                                            20,218,167      25,799,419       5,061,792        9,112,515
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (19,105,587)    (24,981,380)     (4,943,247)      (8,884,589)

Unrelated investors' interest in net loss
 of subsidiary                                               1,109,390       2,326,213          77,385          178,564
                                                         --------------  --------------  --------------   --------------

    Net  loss                                              ($17,996,197)  ($22,655,167)    ($4,865,862)     ($8,706,025)
                                                         ==============  ==============  ==============   ==============
    Loss  per  common  share                                     ($0.07)         ($0.36)         ($0.02)         ($0.14)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                            (Unaudited)
                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                              1998            1997             1998             1997
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($17,996,197)  ($22,655,167)    ($4,865,862)     ($8,706,025)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                          1,190,904        647,131         461,419          227,062
    Unrelated  investors'  interest  in  subsidiary           (213,645)    (2,326,213)        (77,385)        (178,564)
    Warrant extensions by subsidiary                           974,270      4,014,375           -                -
    Debebture interest converted to stock                       96,697          -              24,033            -
    Premium for extensions by subsidiary                       680,500          -               -                -
    Beneficial convertible debt feature                      3,617,914      5,638,030         986,842        3,954,264
    Stock issued in exchange for services                      (23,937)       888,710          (6,250)          24,145
    Stock issued in exchange for services by subsidiary          -                600           -                -
    (Increase) decrease in receivables                         262,923       (168,177)        (59,880)         (71,271)
    (Increase) decrase in inventories                           83,135       (602,538)        106,581         (147,654)
    (Increase) decrease in  prepaid  expenses                  (51,197)        76,968         (35,551)          21,669
    Decrease in other assets                                    35,269          2,087           1,684              600
    (Decrease) increase in accounts payable                    443,747       (522,667)       (229,541)        (404,980)
    (Decrease) increase in  other  liabilities                 430,975        118,677          45,837         (215,950)
                                                          --------------  --------------  --------------   -------------
 Net cash flow used  by  operating activities              (10,468,642)   (14,888,184)     (3,648,073)      (5,496,704)
                                                          --------------  --------------  --------------   -------------

Cash  flows  from  investing  activities:
    Purchase  of  property, plant and equipment               (162,766)     (1,050,028)        (22,583)        (338,659)
    (Increase) in  notes  receivable                           (82,050)       (158,000)        743,000          (75,000)
    (Increase) in interest receivable                          (59,709)        (16,434)        (25,865)          (3,666)
    Acquistion of ICTI                                      (1,030,000)        (75,000)          -                -
                                                         --------------  --------------  --------------   --------------

    Net cash provided (used) by investing activities        (1,334,525)     (1,299,462)       (694,552)        (417,325)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Net proceeds from sale of Preferred stock-Series B             -           2,027,000           -                -
  Proceeds  from  warrants  exercised                            -              38,200           -                -
  Payments on notes payable                                   (539,354)        (34,959)        (10,720)          (6,780)
  Increase in notes payable                                    250,000           -             250,000            -
  Proceeds from debentures payable                          10,070,000      18,440,000       3,125,000       12,640,000
  Payments on capital lease obligations                        (67,678)         24,029         (36,426)         (15,086)
                                                         --------------  --------------  --------------   --------------

     Net  cash  provided  by  financing  activities          9,712,968      20,494,270       3,327,854       12,618,134
                                                         --------------  --------------  --------------   --------------

  Increase (decrease)  in  cash  and  equivalents           (2,090,199)      4,306,624         374,333        6,704,105
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period             2,759,067       3,802,874         294,535        1,405,393
                                                         --------------  --------------  --------------   --------------

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


NOTE G -  RESTATEMENT

The Company has also revised its previously issued financial statements to reflect a reduction in the amortization period for goodwill associated with its acquisition of ICTI from 20 years to 5 years. The additional amortization expense for the quarter and nine months ended September 30, 1998 was $197,436 and $483,380 respectively.


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

The  sales  of  functional electrical  stimulators  have  been suspended, and no orders are currently pending. Sales were suspended when NeuroControl, the company placing the orders, discontinued its orders following the Company's cash flow problems and reduction of personnel in June, 1998. The
Company is unable to determine at this time whether the suspension is permanent, or when future orders will be received, if any. Due to the significance of the sales of functional electrical stimulators when considered as a percentage of total revenues, in the event that no future orders are received, it will have a negative impact upon the Company's liquidity and results of operations.

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

Selling, General and Administrative expenses during the third quarter decreased to $2,843,709 in 1998 from $3,408,696 in 1997 and decreased for the nine month period to $8,780,862 in 1998 from $10,009,346 in 1997. The decrease was due to the Company's reduction in personnel and expenditures.

Results of Operations
In connection with the Company's $8.4 million investment in HemoCleanse, Inc. (the company which, along with IDT, is engaged in the hyperthermia project) the Company recorded approximately 38% of such investment as General and Administrative expenses; and approximately 62% as Research and Development expenses. The determination of allocation was based upon the use of the funds by HemoCleanse, direct expenses paid, and the overall use of the funds for the hyperthermia project. The amounts were recorded as expenses, rather than capitalized, due to the research and development nature of the use of funds, as well as the financial condition of HemoCleanse.

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