Form 10-K/A
BIOCONTROL TECHNOLOGY INC
filed 1999-01-04
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                AMENDMENT NO. 3 TO FORM 10-K\A
                     FILED JANUARY 4, 1999

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

As of December 31, 1997 and 1996, the conversion price of the debentures would have been approximately $.146 and $.686 per share, respectively, based upon a formula which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1997 and 1996, the number of shares issued upon conversion of all outstanding debentures was approximately 23.9 million and 6.7 million shares, respectively, which would have reflected discounts of approximately 18% and 17%, respectively.

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

     As of December 31, 1997 and 1996, the conversion price of the debentures would have been approximately $.146 and $.686 per share, respectively, based upon a formula which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1997 and 1996, the number of shares issued upon conversion of all outstanding debentures was approximately
     23.9 million and 6.7 million shares, respectively, which would have reflected discounts of approximately 18% and 17%, respectively.

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