Form 10-K
period 1998-12-31
BIOCONTROL TECHNOLOGY INC
filed 1999-03-31
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                                           FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Fiscal Year Ended 12/31/98  Commission File Number 0-10822

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

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 25, 1999:

Common Stock, $.10 par value --$ 20,960,000
As of December 31, 1998, 420,773,568 shares of common stock, par value $.10 per share, were outstanding.
As of December 31, 1998, no shares of preferred stock, par value $10 per share, were outstanding.

         Exhibit index is located on pages 34 to 37.

Item 1.  Business

General Development of Business

Biocontrol Technology, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. and is referred to herein as "BICO" or the "Company". BICO's operations are currently located at Kolter Drive, Indiana, PA, and its administrative offices are located at 2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA. The Company is developing the Noninvasive Glucose Sensor with Diasensor.com, Inc., its 52% owed subsidiary. Where applicable, BICO and Diasensor.com will be referred to herein as the "Companies".

The  primary  business of the Company is the development  of new devices which include models of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor"), an implantable port for drug delivery and hemodialysis use, a polyurethane heart valve, procedures relating to the use of whole-body extracorporeal hyperthermia in the treatment of cancer and the human immunodeficiency virus ("HIV"), and bioremediation products. Due to economic and other factors, including the loss of orders, the Company has discontinued its functional electrical stimulator and Barnacle Ban projects (See "Management's Discussion and Analysis"). In early 1998, the Company acquired a majority interest in a company which manufactures and sells metal coating products.

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

Description of Business

Development of the Noninvasive Glucose Sensor

BICO and Diasensor.com have completed the development of the first commercial Noninvasive Glucose Sensor, which is able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose sensors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 milligrams per deciliter (mg/dl) to 500 mg/dl range in the ingrared region of the electromagnetic spectrum. The method was studied as early as 1986 and 1987 by BICO and is consultants at
Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. These studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent have been purchased by Diasensor.com from BICO pursuant to a purchase agreement (See, "Intercompany Agreements"). Other patent applications were filed by BICO, which contained new claims, extending to new discoveries made during the development of the Sensor. As of March 1999, a total of seven U.S. patents assigned to Diasensor.com have been granted, with additional U.S. and foreign patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture Sensors pursuant to agreements with Diasensor.com (See, "Intercompany Agreements").

BICO's research team advanced its technology base through the development of several research prototypes, which were tested in human clinical trials. In a trial conducted by BICO on 110 human subjects in March 1992, spectral, blood and chemical data was recorded for analysis in order to develop calibration data for the Sensor. A second trial on 40 human subjects in July 1992 indicated that the device did not have a satisfactory signal-to-noise ratio to allow for the calculation of algorithms of sufficient accuracy to be acceptable for patient use. Signal-to-noise ratio is determined by the relationship of the signal (the glucose level) and the noise (random interferences). Other trials were conducted at several testing sites under the guidance of the sites' Institutional Review Board using prototypes, which addressed the signal -to-noise problem. These prototypes were designed and constructed to simulate production models.

On January 6, 1994, BICO submitted its initial 501(k) Notification to the Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensorr1000. The submission was based on data obtained from the advanced research prototypes, since management believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. BICO and Diasensor.com announced that they remained committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The Diasensor 1000 is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device. The Diasensor 1000 uses internal algorithms to calculate a glucose measurement.

The Diasensor 1000 is the first home-use noninvasive blood glucose monitor for use by patients with diabetes mellitus. Unlike currently marketed invasive home-use devices, the Diasensor 1000 does not require that patients prick their fingers to obtain a sample of blood to test their blood glucose. A patient only needs to place his or her arm on the Diasensor 1000 and press a button to perform a blood glucose test. The Diasensor is currently approved for sale in the 15-country European Union, and plans are currently being formulated for the next submission to the FDA to seek approval to market the device in the U.S. (See, "Current Status of the Noninvasive Glucose Sensor").


Current Status of the Noninvasive Glucose Sensor

Due to continued delays in the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies turned their focus to other markets for the Diasensor 1000 besides the U.S. BICO, as design authority and manufacturer of the Diasensor 1000, applied for certification to ISO 9001, a standard defined by the International Organization for Standardization ("ISO") evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. The certification formalizing the ISO 9001 certification was received by BICO in January 1998. At the same time, BICO also received certification to EN46001, a standard specifically for medical products. The certifications were received after an extensive audit by TUV Rheinland, a company authorized to conduct "conformity assessments" of an entity's quality system. In early 1998, BICO submitted its technical file on the Diasensor 1000 to TUV Rheinland to satisfy requirements of the European Medical Device Directive. In addition, it submitted its device to a TUV testing center in Connecticut for device electrical safety testing. In March 1998 BICO received approval to apply a CE mark to the device. The CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark has permitted the Companies to begin selling the Diasensor in Europe.

In order to facilitate sales in Europe, the Companies have contracted with EuroSurgical Ltd., a distributor of medical products in the United Kingdom. During 1998 BICO educated the marketing and technical staffs of EuroSurgical in the use and repair of the Diasensor 1000. Devices have now been placed with patients in Portugal, Spain, Germany, South
Africa and England. Because of the lengthy calibration procedures, and the Companies' agreement with the distributor to invoice after successful calibration was completed, minimal sales were recorded for 1998.

With regard to marketing the device within the United States, the Companies are continuing to work with the FDA to obtain approval. Upon advice from the FDA, the Companies are planning to submit, under the FDA's new modular review, a Premarket Approval Application ("PMA"). In addition, the Companies plan to submit an Investigational Device Exemption ("IDE") to conduct human clinical trials at three clinical centers to obtain additional data.

FDA approval is necessary to market the Diasensor 1000 in the United States. In addition to the Diasensor 1000, the Companies are conducting further developments which will allow future models of the device to be smaller, less costly, with reduced calibration and evaluation periods. The Companies cannot speculate as to when such developments will be completed. Any future models of the Diasensor may be subject to the same regulatory testing and approval processes as have been required for the Diasensor 1000, both in the United States and abroad.

The Diasensor 1000 is intended to promote greater compliance for self-monitoring blood glucose ("SMBG") for those patients concerned with the pain and discomfort of frequent finger prick procedures by allowing patients to perform a majority of their daily SMBG with a noninvasive device. The use of the Diasensor 1000 in a defined target population is intended to assist the physician responsible for the patient's diabetes care in making appropriate treatment adjustments. Such adjustments may include changes to the patient's daily insulin dose, caloric intake, and exercise regimen. Averages of daily blood glucose test results from the Diasensor 1000 obtained at clinically relevant times of the day (e.g. fasting, pre-meal, post-meal, and bedtime) over at least two to four weeks are to be used by physicians together with other test results (including invasive home-use meters, laboratory test such as HbA1c and fructosamine) changes in weight, patient-reported acute complications (such as hypoglycemia or ketonuria) and changes in lifestyle, to make appropriate treatment decisions.

Because of the current need for 60-day calibration, after which there is a 30-day evaluation period, and the inability of the Diasensor 1000 to completely replace a patient's invasive meter at this point, the market will be limited by the number of patients who opt to use the device. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1998 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who are in poor glycemic control, who are currently under a physicians care, and who do not perform SMBG because of the pain and discomfort of fingersticks comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

Bioremediation

BICO is also involved in the field of biological remedial ("bioremediation") development. Bioremediation technology utilizes naturally occurring micro-organisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRPr, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule, which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRPr comes in contact with the petroleum substances, the contaminants are bound to the PRPr, and they stay afloat. Because the product contains the necessary nutrients and micro-organisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will biodegrade both the petroleum and itself.

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

PRPr is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's OIL BUSTER r product, which is used for small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops.

The product system is listed on the EPA's National Contingency Plan ("NCP") Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRPr successfully passed the Tier II efficacy test conducted by NETAC, the product was requalified for listing on the NCP. Management believes that this requalification process will limit the number of products available for use in clean-up projects. As illustrative evidence, management notes that only thirteen of the original fifty-three products in the bioremediation agents category remain listed.

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area, which is used to manufacture PRPr. The current lease has a renewable three-year term, with monthly rental payments of $2,888 plus utilities and applicable business privilege taxes. Petrol Rem has also purchased equipment, which has the capability to produce PRPr in quantities of 2,500 pounds per day, and Petrol Rem has built an adequate inventory.

Petrol Rem has also completed development of a new spray applicator for its PRPr product. The new applicator is a lightweight, portable unit, which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites, which were impossible to reach with the previous applicator.

In addition to PRPr, Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOKr, which is PRPr contained in a 10" fabric tube, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOKr, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO-SOKr helps to keep waters clear. In addition, BIO-SOKr helps to eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited.

BIO-SOKr is guaranteed, lasts for an entire boating season, and is available from quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia, and is recommended by the Canadian Coast Guard.

Petrol Rem has also developed OIL BUSTERr, which is a mixture of PRPr and an absorbent material. OIL BUSTERr is used to clean up and remediate oil spills on hard surfaces.

Petrol Rem's BIO-BOOMr product is used in water clean-up projects. The product is a 3" x 10' fabric tube which is filled with PRPr, and is used to both contain and biodegrade contaminants in water. BIO-BOOMr is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

Petrol Rem is marketing PRPr through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product. Although there can be no assurances that PRPr will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRPr will be a viable product in the bioremediation marketplace.

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $9,963,700 on this project through December 31, 1998.

Whole-Body Extracorporeal Hyperthermia

In  connection with this project, BICO formed a wholly owned
subsidiary,   IDT,  Inc.   IDT's  executive   officers   and
directors include Glenn Keeling, who is also an officer and director of BICO.

IDT and HemoCleanse, an unaffiliated company located in Lafayette, Indiana, are currently engaged in a project which involves the experimental use of a delivery system, the ThermoChem SystemT, for perfusion-induced systemic hyperthermia ("PISH") to treat persons with certain types of cancer and HIV/AIDS. HemoCleanse is an Indiana corporation with offices located at 2700 Kent Avenue, West Lafayette, Indiana 47906. HemoCleanse designs, manufactures and markets products that treat blood outside the body to remove toxins and simultaneously balance blood chemistries. HemoCleanse believes that its systems are unique in being able to selectively remove both small, intermediate and protein-bound toxins, and to provide extracorporeal hyperthermia to selectively kill infected or rapidly dividing cells without the risk of electrolyte imbalances.

HemoCleanse  has  developed two models of the  device.   The
BioLogic-DT is designed for use as a detoxifier for the treatment of drug overdose and was approved for marketing in the United States by the FDA in September 1994. The ThermoChem SystemT, which incorporates this technology, is designed for use in the hyperthermia procedure. The ThermoChem SystemT is used in IDT's clinical trials.

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

Experimentation outside the United States to date, to the best knowledge of the Company, has been somewhat limited and not well documented. IDT, and IDT's Scientific and Medical Advisory Board believe that once a safe delivery system is established, serious, extensive and well-documented testing will determine whether PISH can be used as an effective treatment for persons with clinical cancer or HIV.

Although other entities have experimented with the use of PISH, one significant problem has been the safe delivery of the procedure. IDT believes that the improvements inherent to their ThermoChem SystemT increase the safety of the procedure. The ThermoChem SystemT incorporates a single access device, utilizing a parallel plate, cellulosic membrane dialyzer and a unique sorbent suspension which can effectively remove a wide range of chemicals and toxins from the blood, while maintaining a balance of electrolytes and important nutrients. The system is also comprised of several specially integrated devices that perform blood propulsion, water heating and cooling to control extracorporeal blood temperature, air embolism detection, auxiliary unit roller pump occlusion detection, catheter access occlusion, and monitoring and recording of cardiac output and patient temperatures.

As a result, IDT believes that they have taken a significant step towards the creation of a safe delivery system. Although there can be no assurances that the ThermoChem SystemT is safe for all humans, clinical trials to date have confirmed that the humans tested were able to safely tolerate PISH at a core temperature of 42 degrees centigrade for two hours. Based in part upon the results of its initial clinical trials, the FDA has approved additional clinical trials.

The ThermoChem SystemT is a combination of three system components: 1) the ThermoChem-HT, which circulates and heats blood extracorporeally up to approximately 48 C and monitors the patient's core temperature, which provides constant up to the minute access information on the status of the patient; 2) the ThermoChem-SB, which can effectively remove a wide range of chemicals and toxins from the blood, while maintaining a balance of electrolytes and important nutrients; and 3) the Disposable Kit, which contains the patented sorbent suspension, as well as temperature probes, catheters, and tubing set, etc. .

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

Pre-clinical trials were conducted on six swine to assure safety at an increased flow rate and maintenance of a higher core temperature of 43 degrees centigrade for a period of two hours. This study concluded that blood chemistries were normalized with the use of the ThermoChem SystemT. In November 1996, the Companies submitted an IDE application to the FDA for a study utilizing the ThermoChem SystemT for PISH for metastatic non-small cell lung cancer. This protocol was developed by the University of Texas in Galveston. The FDA responded in December 1996 with an approval to conduct a Phase I trial. The University of Texas' Institutional Review Board (IRB) granted approval of this study in May 1997.

On September 11, 1997, IDT entered into an agreement with the University of Texas Medical Branch at Galveston (UTMB) to begin a human clinical trial in October 1997. The trial will utilize the ThermoChem SystemT and disposables to deliver perfusion-induced systemic hyperthermia to treat patients with metastatic non-small cell lung cancer.

One of the objectives of this Phase I trial is to evaluate the ThermoChem SystemT for the use in the treatment of metastatic non-small cell lung cancer with regard to patient selection, tumor response, patient performance status, and patient survival. The follow-up of the patients is patterned after the Southwest Oncology Group protocols, which are considered state-of-the-art studies to follow response of cancer to the therapy.

The study is being conducted at the General Clinical Research Center (GCRC) at UTMB, which is supported by the National Institute of Health (NIH). This is the only PISH study for metastatic non-small cell lung cancer approved by the FDA.

The ThermoChem-HTT, a component of the ThermoChem SystemT, which circulates and heats blood extracorporeally up to approximately 48 C and monitors the patient's core temperature, through various temperature probes, and also provides constant up to the minute access information on the patient can be used independently from the ThermoChem SystemT for regional hyperthermia. Regional hyperthermia is utilized where a systemic treatment is not necessary, and isolated limb perfusion, a form of regional hyperthermia, which was developed 40 years ago to treat patients with melanoma and sarcoma of the limb. Preclinical trials are also being conducted for a Phase I trial to involve isolated limb perfusion for melanomas and sarcomas of the limbs. Pre-clinical trials are being conducted at M.D. Anderson Cancer Center in preparation for a Phase I/II trials to involve thermochemotherapy hemi-perfusion of patients with pelvic or lower extremity recurrences of different types of cancer. These pre-clinical studies are being used to develop the surgical techniques necessary for a clinical trial on humans and to train and familiarize the center's staff in the use of the system.

The Cancer Center Protocol Committee of Wake Forest School of Medicine has approved a protocol concept to conduct a pilot study investigating the safety of the ThermoChem-HTT for intraperitoneal hyperthermic chemotherapy (IPHC) in the treatment of advanced gastrointestinal and ovarian cancers. The technique of IPHC has been done at Wake Forest School of Medicine since 1992 utilizing a non-standardized perfusion setup. The ThermoChem-HTT can possibly make the technique more efficient with better temperature monitoring and control. An IDE has been approved by the FDA to conduct this human trial.

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

The Company has expensed approximately $9,789,000 on this project through December 31, 1998, which includes the Company's acquisition of HemoCleanse common stock, via a purchase of common stock and the conversion of a loan into common stock.

Other Projects

Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORTr Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir, which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORTr offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. BICO began selling the standard ports during the second quarter of 1997. A second device with a low profile has been developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February, 1998, BICO submitted a supplement to the FDA in response to a request for additional information. The Company is currently developing a dual port device and plans to submit another 510(k) for that device in the near future. Through its subsidiary, Coraflex Inc. ("Coraflex"), BICO is engaged in the development of a polyurethane heart valve which management believes may not have the disadvantages of the mechanical and bioprosthetic valves currently being marketed. The Coraflexr valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. The polyurethane used in the construction of the heart valve is believed by BICO to exhibit strength and fatigue resistance which compare favorably with that of other materials used for prosthetic valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflexr valve to date has demonstrated superior fatigue resistance and flow characteristics relative to the currently available bioprosthetic and mechanical devices, respectively. Additional development and testing must be conducted by BICO prior to its making an application to the FDA for approval to begin clinical testing in humans. BICO will need additional financing to complete clinical testing of the valve and to begin production. No assurances can be made that BICO will receive the necessary funding to complete testing, will receive FDA-marketing approval, will be able to produce and sell the valve, or that the valve will be commercially viable.

BICO also has developed technology for other implantable devices, such as hemodialysis ports, implantable insulin dispensers and rate-adaptive pacemakers. Because BICO's management decided to focus most of the Company's resources on the research and development of the Noninvasive Glucose Sensor, little progress was made on these projects. Consequently, some of these devices are in a very preliminary stage of development, and it is unclear at this time whether their development will be pursued or completed. Functional Electrical Stimulator Project. The Company has discontinued its functional electrical stimulator project due to a loss of orders from NeuroControl, its sole purchaser. Because these products accounted for the majority of the Company's sales revenues, this loss is significant and will have a corresponding negative impact upon the Company's cash flows, liquidity and revenue

Metal-Plating Technology

During 1998, the Company acquired a majority interest in International Chemical Technologies, Inc. ("ICTI") from its existing majority shareholders, none of whom had any prior affiliation with the Company. In connection with such purchase, the Company paid consideration consisting of cash, common stock, and the undertaking to make certain additional payments (See, "Management's Discussion and Analysis").
ICTI developed a metal-coating or plating process known as cemkoter, a hard, wear-resistant coating engineered to be environmentally safe and cost effective. ICTI obtained a patent on the product. Cemkoter began as an answer to the search for an environmentally friendly replacement for chrome, and testing revealed additional attractive features. During 1998, ICTI focused on the research and development, testing and application of cemkoter on a number of parts and products for various companies. For example, research and testing was conducted to determine whether cemkoter could be produced to meet military and commercial aircraft specifications.

When the Company acquired its interest in ICTI, the Company made disclosures in its Form 8-K, which contained estimates of the potential revenues of both the metal-finishing industry and the potential revenue of ICTI. The Company also disclosed, based on estimates as of the date of the acquisition, that it expected cemkoter to "generate immediate revenue and be a major profit center" for the
Company.   The  results have differed  materially  from  the
Company's  initial  estimates.  ICTI  did  not  achieve  any significant revenue during 1998. The Company's early estimates were based upon its assessment not only of the marketability of the product, but on the Company's ability to penetrate the metal finishing market using the features of the product. The Company's actual experience has indicated that it is much more difficult to exploit the existing market, regardless of whether the Company's product has superior features. As a result, the Company has been compelled to adjust its marketing strategy. Accordingly, the Company can no longer estimate the amounts or timing of any revenue or profit which may be generated by cemkoter.
A new Chief Executive Officer for ICTI has been hired and assumed his position effective January 1, 1999. Among other duties, the new CEO, who has more than 37 years' experience in the metal finishing industry, will thoroughly evaluate the Company's current cemkoter product as well as other metal coatings for use at ICTI.

The information set forth herein regarding BICO's projects is of a summary nature, and the status of each project is subject to constant change. There can be no assurances as to the completion or success of any project.

RESEARCH AND DEVELOPMENT

The Company continues to be actively engaged in the research and development of new products. Its major emphasis has been the development of a Noninvasive Glucose Sensor. In order to raise funds for the research and development of new products, the Company and Diasensor.com have conducted sales of stock. (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

MARKETING AND DISTRIBUTION

Petrol Rem began marketing of its bioremediation product, PRPr, in mid-1993, and is now sold in quality marine supply stores in the coastal areas of the United States, Canada, Europe and South East Asia. These projections are based on management's belief, as to which there can be no assurances, that the development and manufacture of those products will continue to proceed successfully and on schedule.


PATENTS, TRADEMARKS AND LICENSES

The Company owns patents on certain of its products and files applications to obtain patents on new inventions when practical. Additionally, the Company endeavors to obtain licenses from others as it deems necessary to conduct its business.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although BICO, Diasensor.com and their affiliates take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

Noninvasive Glucose Sensor

Diasensor.com owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" (the "Patent") which covers certain aspects of a process for measuring blood glucose levels noninvasively. Such Patent was awarded to BICO's research team in December 1991 and was sold to Diasensor.com pursuant to a Purchase Agreement dated November 18, 1991 (See, "Intercompany Agreements"). The Patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If marketing of a product made under the Patent is delayed by clinical testing or regulatory review, an extension of the term of the Patent may be obtained. Diasensor.com's Patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasensor.com has filed corresponding patent applications in a number of foreign countries.
A second patent application was filed by BICO in December 1992, which was assigned to Diasensor.com. This second patent contained new claims which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995.

In May 1993, four additional patent applications were filed by BICO's research teams related to the methods, measurement and noninvasive determination of analyte concentrations in blood.

As of March, 1999, a total of seven U.S., including two design patents, have been issued, all of which have been assigned to Diasensor.com, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

Diasensor.com  or BICO may file applications in  the  United
States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive
Glucose Sensor and related processes.

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

The Company also relies upon trade secret protection for its confidential and proprietary information. Although BICO and Diasensor.com take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company was granted trademark protection for the term "Diasensorr 1000", which is intended for use in connection with the Diasensorr models. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

Whole-Body Hyperthermia

In September 1992, a research team funded by the Company applied for a domestic patent in connection with the use of PISH and the treatment of HIV-positive patients; the patent has been assigned to IDT. In October 1994, IDT received notification that the patent application for its specialized method for whole-body extracorporeal hyperthermia had been issued. A Continuation in Part, which included the ThermoChem SystemT was filed by IDT, was allowed in July 1995 and issued in December 1995.

The patent, entitled "Specialized Perfusion Protocol for Whole-Body Hyperthermia", contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 degrees centigrade. A Continuation in Part, which was filed by IDT and included the ThermoChem SystemT, was allowed in July 1995 and was issued in December 1995.

Implantable Technology

During 1995, the Company renewed its U.S. trademark registration for the name Coraflexr, which was originally granted in 1988. The Company has also obtained trademark registration for the name theraPORTr (See, "BUSINESS - Implantable Technology).

In October, 1996, a patent was issued for the Company's heart valve product.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRPr, BIO-SOKr, BIO-BOOMr, and Oil Busterr (See, "BUSINESS - Bioremediation").

WARRANTIES AND PRODUCT LIABILITY

The Company's present product liability insurance coverage is $1,000,000 in the aggregate, which management considers to be a sufficient amount due to the Company's discontinuance of sales of certain products, including its former pacemaker line and its functional electrical stimulators, and potential exposure to liability.

SOURCE OF SUPPLY

In connection with the manufacture the Noninvasive Glucose Sensor, the Company will be dependent upon suppliers for some of the components required for the devices fabrication. The Company plans to assemble the devices, but will need to purchase components, including some components which will be custom made for the Company from certain suppliers. These components will not be generally available, and the Company may become dependent upon those suppliers, which do provide such specialized products.

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

Such companies have established marketing and sales forces, and represent established entities in the industry. Certain of the Company's competitors (including their corporate or joint venture partners or affiliates) currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than Diasensor.com, and may have other competitive advantages over Diasensor.com (based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty). Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products (or otherwise make them more price competitive) so as to enhance their marketing competitiveness relative to the Company's Noninvasive Glucose Sensor. Accordingly, there can be no assurance that the product, or Diasensor.com as marketer for the Noninvasive Glucose Sensor, will be able to compete favorably with such competition.

In addition to the invasive glucose sensors discussed above, there exist invasive sensors, such as the Yellow Springs Sensor (the "Clinical Sensors") which the Company believes achieve accuracy levels within 30 minutes, which are within plus or minus 3% of actual glucose levels. The Company will also compete with this technology, which is relatively non-portable and bears a price of approximately $8,000. The Clinical Sensors are presently used almost exclusively by hospitals and other institutions, and, like all invasive sensors, still require repeated blood samples. It is anticipated that the Company will also face competition from the Clinical Sensors, at least in some markets. For example, certain institutions that might otherwise purchase Diasensor.com's products may decide to continue to use the Clinical Sensors, whether due to the superior accuracy levels of that sensor or institutional or historical bias, despite what Diasensor.com believes will be the superior convenience and cost factors of the Noninvasive Glucose Sensor.

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

The companies, which are currently engaged in the research and/or development of noninvasive glucose sensors, include the following: CME Telemetrix, Inc. ("CME"), Cygnus, Inc. ("Cygnus"), Technical Chemicals and Products, Inc. ("TCPI"). Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

CME has developed a product called GlucoNIRr. In February 1999, they announced an FDA meeting concerning the development and initial testing of their device for use in institutional settings such as nursing homes. CME is a Canadian company, and have received approval to sell their device in Canada.

Cygnus of Redwood City, California has developed a device which, when fastened to the wrist, extracts interstitial fluid by means of an electrical voltage applied between the wrist and the device. Cygnus has submitted the first part of a Premarket Approval Application for the device, called the Gluco Watchr AutomaticGlucose Biographer. Cygnus plans to submit the remainder of their submission by June 1999.

TCPI of Pompano Beach, Florida, is developing the use of a disposable patch which is a dermal transport system for the transport of interstitial fluid. The patch is applied to the forearm and read with a portable reflective meter. TCPI estimates that the company is approximately 30% of the way toward the completion of its FDA application.

Although not noninvasive like the Diasensor 1000r, devices which claim to be less invasive than standard fingerpricks are being introduced. One device, made by Chronimed in Minneapolis, uses a laser rather than a sylett to draw blood from the finger. Another company, Amira Medical, uses a small needle in conjunction with a meter, which draws blood from the forearm, upper arm or thigh. The FDA has approved these devices. These devices are purported by their makers to be improvements on the fingerprick glucose sensors, which use stylets to draw blood.

Certain organizations are also actively engaged in researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. Diasensor.com is not aware of any new or anticipated technology that would effectively render the Noninvasive Glucose Sensor obsolete or otherwise not marketable as currently contemplated. However, there can be no assurance that future technological developments or products will not make the Noninvasive Glucose Sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even effectively obsolete.

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

In March 1993, the FDA announced that it intends to take steps to enhance its review and approval procedures and guidelines relating to the testing of medical devices, including imposing a higher standard of proof on medical devices that might pose potential health risks. BICO is unable to determine at this time whether such action may have a material adverse effect on the approval by the FDA of the Noninvasive Glucose Sensor, the hyperthermia delivery system, any other product, or on BICO's business generally. The extent of federal, state, local or foreign governmental regulations that might result from any future legislation or administrative action, and the impact of any such action on BICO's products or business, cannot be accurately determined.

In 1997, Congress enacted legislation directed toward regulation of pharmaceutical and medical devices. The impact of the FDA Administration Modernization Act of 1997 ("FDAMA") is expected to reduce the quantity of information a company must submit for approval of devices and allows product and establishment licenses to be combined. In certain sections of the FDAMA concerned with Risk-Based Regualtion of Medical Devices, the agency promulgated guidance for industry on the use of national and international consensus standards. The FDA anticipates that the use of consensus standards will accelerate premarket notification clearance. The impact of the FDAMA on the approval process for obtaining marketing approval for the Diasensor 1000r has yet to be established.

Noninvasive Glucose Sensor

Because the Noninvasive Glucose Sensor is subject to regulation by the FDA, the Company will be required to meet applicable FDA requirements prior to marketing the device in the United States. These requirements include clinical testing, which must be supervised by the IRBs of chosen hospitals. Clinical testing began on the Noninvasive Glucose Sensor in May 1993 (See, "Current Status of the Noninvasive Glucose Sensor"). In January 1994 the Company submitted a 510(k) Notification to the FDA for approval to market the Diasensor 1000r. The 510(k) Notification indicated that the device is "substantially equivalent" a similar existing device based on the following factors: (i) whether the device has the same "intended use" as an existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. The Company formally withdrew its 510(k) Notification after an FDA panel review, in which the majority of the reviewers were not satisfied that the Company had produced sufficient evidence to prove equivalence to an existing device. In further discussions with the FDA, it was recommended that the Company filed a PMA and conduct an additional clinical study under an IDE. Biocontrol will submit a modular PMA, which allows the various aspects of the submission to be made in modules over a period of time. The Modular PMA is a new method of submitting information to the FDA, and resulted from the passage of the FDAMA in 1997. The Company recently submitted a PMA Shell, which outlines plans for the Modular PMA submission.

The submission of a PMA will require that the Company conduct additional testing, and may result in significant delays and increased expenses. The FDA's PMA process is more expensive and time consuming than a 510(k) Notification, and may also result in additional delays in the time period in which the Companies could begin manufacturing and marketing the device for sale in the United States. The time elapsed between the completion of clinical testing at IRBs and the grant of marketing approval by the FDA is uncertain, and no assurance can be given that approval to market the device in the U.S. will ultimately be obtained.

In June of 1998, the FDA instituted new Quality System Regulations ("QSR"s) which took the place of Good Manufacturing Practices. These regulations align closely with those guidelines specified by the ISO which sets quality requirements for products being shipped to the European Union ("EU"). These regulations have added control of the design process as well as the manufacturing process.

On January 14, 1998, the Company received certification to ISO 9001, and on June 23, 1998, it received the CE mark. The CE mark and the ISO certification is provided by the regulatory bodies of the EU or private "notified bodies" which are third-party companies certified by the EU as able to also provide the certifications. The CE mark indicates that the device adheres to quality systems guidelines of the ISO and its European signatory, European Norm Standards for Medical Devices ("EN"). Rigorous audits were conducted at the Company to certify that the Company's development and manufacturing procedures, as well as the Diasensor 1000r itself met the international standards laid down by the Medical Device Directive. In order to maintain its approval to ship the device into the EU, the Company must be vigilant in its adherence to its quality system, and audits will be conducted on an annual basis by its third-party notified body to verify that the Company continues to meet the standards.

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensorr 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

BICO's products may also be subject to foreign regulatory approval prior to any sales.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.

Whole-Body Extracorporeal Hyperthermia

HemoCleanse has received FDA approval of its Form 510(k) Notification in connection with the use of the BioLogic-DT model, which is used in drug detoxification procedures. However, the 510(k) Notification process, which is intended to be a shorter, less complex FDA procedure as compared to a full Pre-Market Approval process, may not be available for the ThermoChem SystemT model which is used in the hyperthermia project. IDT and HemoCleanse continuing to hold discussions with the FDA regarding the number of patients which must be treated with the ThermoChem SystemT before the FDA will accept an application to market the delivery system in the U.S., and the such companies have retained a biostatistician to assist them in making that determination. The Company believes, based on the federal government's statements regarding the priority treatment to be afforded to drugs and procedures in connection with the treatment of HIV and AIDS, that its FDA application, in whatever form, may receive expedited review. If either a Pre-Market Approval application or a 510(k) Notification is approved by the FDA, it would allow IDT to market the device.

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


HUMAN RESOURCES

As of December 31, 1998, the Company had 76 full-time employees who were located primarily in either the Indiana or Pittsburgh locations. Due to its cash flow problems during 1998, the Company was compelled to lay off certain employees; other employees

The Company has employment contracts with some of its non-officer employees, most of whom are scientists and engineers employed in the Company's research and development operations. Such contracts are typically for terms of five years and contain confidentiality provisions. The Company also employs consultants as needed; some of the consultants are employed pursuant to consulting contracts which contain confidentiality provisions.

Item 2. Properties

During 1998, the Company's research and development operations are located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, Pennsylvania. The building is leased by the Company from the 300 Indian Springs Road Real Estate Partnership (the "Partnership"). The lease period is 20 years and runs concurrently for ten years with a mortgage arranged by the Partnership at a stated amount of rent. At the end of ten years, the amount of rent paid by the Company is subject to renegotiation, based on refinancing of a balloon payment due on the mortgage, unless the mortgage has been satisfied by the Partnership. In addition to rent, the Company pays all taxes, utilities, insurance, and other expenses related to its operations at that location (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). The Company has vacated this building and the partnership has listed it for sale. The operations and activities formerly located on Indian Springs Road have been moved to the manufacturing space discussed below.

In September 1992, BICO entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 22,500 square feet of space which BICO plans to use for the manufacture of the Noninvasive Glucose Sensor, once developed. The facility, comprised of 22,500 square feet, has been reconfigured to BICO's specifications. BICO recently moved the balance of its Indiana, Pennsylvania operations to this space. This facility contains sufficient additional space to accommodate the Company's projected operations through 1999.

Item 3.  Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30,1996, a class action lawsuit was filed against the Company, Diasensor.com and individual officers and directors. The suit, captioned Walsingham v. Biocontrol
Technology, et al., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading disclosures in connection with the noninvasive glucose sensor and other related activities. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

The Company had leased space in two locations in Indiana County for its manufacturing facilities. One space, which has been upgraded with leasehold improvements, is still being used by the Company. The other space, which had been leased as expansion space, was the subject of a judgment proceeding. The Company has given up possession of its expansion space in Indiana County in response to the filing of such judgment for nonpayment of lease fees. In return for possession of the space, the leaseholder agreed not to pursue any action on the judgment at this time.


Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters


                MARKET PRICE FOR COMMON STOCK

      The Company's common stock is traded on the Nasdaq Electronic Bulletin Board under the symbol "BICO" and is also reported under the symbol "BIOCNTRL TEC". On March 15, 1999, the closing price for the common stock of the Company as reported by Nasdaq was $.06. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the common stock of the Company during the calendar periods indicated, through December 31, 1998 as reported by Nasdaq:

Calendar Year and Quarter                High               Low


     1996 First Quarter                 3.9375              1.500
          Second Quarter                3.0625              1.406
          Third Quarter                 2.969               1.625
          Fourth Quarter                2.4375               .656

     1997 First Quarter                 1.500                .625
          Second Quarter                1.000                .3125
          Third Quarter                  .719                .3125
          Fourth Quarter                 .406                .0937

     1998 First Quarter                  .25                 .0937
          Second Quarter                 .1875               .0313
          Third Quarter                  .359                .0313
          Fourth Quarter                 .126                .049


      As of December 31, 1998, the Company had approximately
40,000 holders, including those who hold in street name, for its common stock and no holders of record for its preferred stock.

      Because Nasdaq revised its requirements for companies listed on its Small-Cap market to include a minimum trading price of $1.00, the Company's common stock was delisted from the Small-Cap Market and is now listed on the Nasdaq Electronic Bulletin Board. The risk exists that its trading volume and price will decrease.


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


Item 6.  Selected Financial Data


                    YEARS ENDED DECEMBER 31st


                    1998        1997         1996       1995           1994

Total Assets    $9,835,569 $12,981,300  $14,543,991  $9,074,669      $6,375,778

Long-Term
Obligations     $1,412,880 $ 2,697,099  $ 2,669,727  $  175,330      $  163,201

Working Capital($9,899,008)$   888,082  $ 1,785,576  $3,188,246      $2,612,884

Preferred Stock $        0 $         0  $         0  $   37,900      $   54,900

Net Sales       $1,145,968 $ 1,155,907  $   597,592  $  461,257      $  184,507

TOTAL           $1,378,213 $ 1,426,134  $   776,727  $  755,991      $  481,453
REVENUES

Warrant         $        0 $ 4,046,875  $ 9,175,375  $12,523,220     $        0
Extensions

Benefit         $        0 $         0  $         0  $         0     $        0
(Provision)for
Income Taxes

Net Loss       ($22,402,644)($30,433,177)($24,045,702)($29,420,345)($11,672,123)

Net Loss per   ($       .08)($       .43)($       .57)($       .84)($       .43)
Common Share


Cash Dividends
per share:
   Preferred    $         0  $         0  $         0  $         0    $       0
   Common       $         0  $         0  $         0  $         0    $       0


 Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

The following is a summary of the more detailed information set forth in the financial statements attached hereto. Data from all year-end periods are from the Company's Audited Financial Statements. Except as noted otherwise, all discussions reflect fully consolidated financial information.


                 Forward-Looking Statements

In addition to other sections of this report, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.


               Liquidity and Capital Resources

Working capital was ($9,899,008) at December 31, 1998 as compared to $888,082 at December 31, 1997, and $1,785,576 at December 31, 1996. Working Capital fluctuations are due primarily to the varied capital-raising efforts of the Company and its affiliate Diasensor.com, which aggregated approximately $10,700,000 in 1998; $22,300,000 in 1997; and
$21,600,000 in 1996, as well as a decrease in net inventory from $3,340,120 as of December 31, 1996 to $1,834,018 as of
December 31, 1997, and to $74,515 as of December 31, 1998.

Cash decreased from $3,802,874 at December 31, 1996 to $2,759,067 at December 31, 1997 to $125,745 at December 31,
1998.   These  changes were attributable  to  the  following
factors. The Company's sales of its securities raised funds aggregating $10,700,000 during 1998; $22,600,000 during 1997
; and $21,600,000 during 1996. During those periods, the Company's cash flows used by operating activities aggregated
$  11,855,294;  $19,121,752; and $19,972,000   respectively.
During 1998 and 1997, such activities included a $ .8 and $2.1 million increase in inventory reserves, respectively. The Company expended cash and other resources in connection with its purchase of a majority interest in ICTI, which is described below. In addition, the Company recorded a $4 million charge against operations due to warrant extensions by the Company and its subsidiary in 1997, with similar charges of approximately $9 million in 1996. (See, Note J to
the  Financial  Statements).   The  Company's  other  assets
decreased from $669,243 at year-end 1997 to $200,000 at year-end 1998 due to an allowance for related party receivables in 1998.

In March 1998, the Company acquired a majority interest of ICTI, a metal-plating company in Florida.. ICTI is a development-stage company, which commenced operations in May 1997, but has incurred losses to date. The purchase required the Company to make a cash payment of $1,030,000, issue a $3,350,000 promissory note, 2 million shares of the Company's common stock, and other consideration (See Note A to the Financial Statements).

The  Company's  current liabilities increased by  $5,915,293 from 1997 to 1998; such increase was primarily due to an increased issuance of convertible debentures and cash flow problems during 1998.

The Company continued to fund operations mostly from sales of its securities. During 1998, the Company issued $10,700,000 of its 4% Subordinated Convertible Debentures. The debentures have one-year terms, minimum holding periods prior to conversion and mandatory conversion provisions During 1997, the Company sold 22,000 shares of its Series B convertible preferred stock; and issued $20.2 million in subordinated convertible debentures.

As of December 31, 1998 and 1997, the conversion price of the debentures would have been approximately $.059 and $.146 per share, respectively, based upon a formula which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1998 and 1997, the number of shares issued upon conversion of all outstanding debentures was approximately
60.1 million and 23.9 million shares, respectively, which would have reflected discounts of approximately 23% and 18%, respectively.

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

As of March, 1999, the Company estimates that its short-term liquidity needs will be met from currently available funds. The Company estimates that such funds will be sufficient to complete the research and development stage of the Noninvasive Glucose Sensor, to complete the FDA submission process, and to begin marketing the device. The Company anticipates that it will finance those expenses with existing funds, as well as funds raised through the sales of its securities and from the other sources of funds described herein. The Company has a history of successful capital-raising efforts; since 1989, and through December 1998, BICO and its affiliate Diasensor.com have raised over $110,000,000 in private and public offerings alone.

In prior years, the Company met a portion of its short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis, as described herein. During 1996, 1997 and 1998, the Company was awarded contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Such contracts generated revenues of $508,561, $880,919 and $1,028,484 in 1996, 1997 and
1998, respectively. During 1998, orders related to such contracts were terminated by these other entities. As a result, the Company has terminated FES project activities for the present, and may not receive any additional revenue on a going-forward basis. (See, "BUSINESS").

In view of BICO's expenses resulting from its product development projects, and other factors discussed herein, as compared to BICO's contract revenues, currently available funds, and established ability to raise capital in public and private markets, BICO estimates that it will meet its liquidity needs for a period of at least twelve months from December 31, 1998 from currently available funds, including those expected to be raised via additional sales of the Company's securities. This estimate is based, in part, upon the current absence of any extraordinary technological, regulatory or legal problems. Should such problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise, the Company's estimates would require re-evaluation. There can be no assurances that despite the Company's good-faith efforts, its estimates will lead to accurate results.

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

As described hereinabove, management believes the Company has sufficient liquidity to meet its projected expenditures on a short-term basis. Absent additional funding, the Company will have limited liquidity on a long-term basis. Moreover, many demands on liquidity, such as technological, regulatory or legal problems, could cause the Company's liquidity to be inadequate. At present, the Company does not have any additional sources of liquidity, including bank lines of credit. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, the PRPr bioremediation product, and other new products. There can be no assurances that any such products will be successfully marketed or commercially viable.

                    Results of Operations

The following seven paragraphs discuss the Results of Operations of the entire Company based on its consolidated financial statements. A discussion of the business segments follows.

In 1998, the Company's net sales increased to $1,145,968 from $1,155,907 in 1997 and $597,592 in 1996. The increase was due to an increase in all product sales, the vast majority of which were from FES sales, which have been discontinued. (See, Note F to the Financial Statements).

In 1998, 1997 and 1996, the Company received interest income in the amount of $182,033; $165,977 and $176,478, respectively. The fluctuation was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates. The Company's other income decreased to $50,212 in 1998 as compared to $104,250 in 1997 from $2,657 in 1996. The fluctuation was due primarily to payments made in connection with legal actions.

In 1998, the Company's costs of products sold were $587,821 as compared to $641,331 in 1997 and $325,414 in 1996. The increase is primarily due to the Company's corresponding increases in product sales, and products produced pursuant to FES and IRS Device contracts, which have been discontinued.

The Company's research and development expenses were $6,340,676 in 1998, a decrease from $6,977,590 in 1997 and
$8,742,922 in 1996. The overall decrease was due to the Company's realignment of personnel and resources in an effort to obtain a CE Mark for sale of the Noninvasive Glucose Sensor outside the U.S., and, in 1998, to a loss of personnel due to cash flow problems.

In   1998,   General   and  Administrative   expenses   were
$11,560,345  a  decrease  from  $12,704,146  in  1997,   and
compared to $8,963,693 in 1996. The decrease in 1998 from 1997 was due to a loss in personnel and reduction in related expenses. The increase from 1996 to 1997 was due, in part, to the allocation of funds to outside consultants and other advisors to assist the Company in its efforts to obtain a CE Mark.

During 1997, the Company extended 177,800 warrants originally granted to certain officers, directors, employees and consultants in 1992, as compared to similar extension of 351,482 warrants in 1996. No such extensions were made during 1998. Because the exercise price of some such warrants ($.25 to $3.50) was lower than the market price of the common stock at the time of the extensions $604,342 was charged to operations during 1996. During 1997, no expense was charged to operations since the market price was lower than of the original warrant exercise price. In addition, a similar charge of $4,046,875 in 1997 and $8,571,033 in
1996 was made by the Company's subsidiary, Diasensor.com (See, "EXECUTIVE COMPENSATION" and Note J to the Financial Statements).

Interest expense on the Company's outstanding indebtedness was $481,025 in 1998 as compared to $315,624 in 1997 and
$133,460 in 1996. The increase was due to an increase in capital leases and interest payment on the Company's subordinated debentures.

                     Segment Discussion

For purposes of accounting disclosure, the Company provides the following discussion regarding three business segments:
Biomedical devices, which includes the operations of Biocontrol Technology, Inc. and Diasensor.com, Inc.; Bioremediation, which includes the operations of Petrol Rem, Inc.; and Marine Paint Products, including the operations of Barnacle Ban Corporation, which have been discontinued. More complete financial information on these segments is set forth in Note F to the accompanying financial statements.

Biomedical Device Segment. During the year ended December 31, 1998, sales to external customers increased to $1,028,484 from $880,919 in 1997 and $508,561. These increases were primarily due to increased sales of the functional electrical stimulators, which have been discontinued. Corresponding increases in costs of products goods sold occurred for the same reason, from $288,537 in 1996 to $445,843 in 1997, and $483,388 in 1998.

Bioremediation Segment. During the year ended December 31, 1998, sales to external customers decreased to $45,382 as compared to $138,362 in 1997 and $47,625 in 1996. The decrease from 1997 to 1998 was due to an inability to effectively penetrate the market with products other than the Bio-Sok. The increase from 1996 to 1997 was due to increased sales of the Bio-Sok to boating suppliers and users through trade shows and marketing exposure. Costs of products sold fluctuated due to the same factors, from $16,092 in 1996 to $88,178 in 1997 and $33,061 in 1998. The
relatively higher costs of products sold in 1997 were due to the higher cost of producing the Bio-Sok as opposed to other bioremediation products.

Marine Paint Products Segment. Sales to external customers decreased to $40,835 in 1998 from $136,624 in 1997 and
$41,406 in 1996. This decrease was due primarily to the Company's decision to discontinue this segment's operations. Costs of products sold reflect the same impact, with $32,777 in 1998, $107,310 in 1997 and $20,785 in 1996.

                         Income Taxes

Due to the Company's net operating loss carried forward from previous years and its current year losses, no federal or state income taxes were required to be paid for the years 1987 through 1998. As of December 31, 1998, the Company and its subsidiaries, except for Diasensor.com and Petrol Rem, had available net operating loss carryforwards for federal income tax purposes of approximately $83,220,000, which expire during the years 1998 through 2019 (See, Note K to the Financial Statements).

                       Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31, 1999 are those which would recognize the year 2000 as "00", creating confusion with the year 1900, which could result in miscalculations or system failures.
Based upon a review of its internal programs and software, as well as a survey of its outside suppliers, landlords and vendors, the Company currently believes that the Year 2000 will not pose significant operational or other problems because such systems and third parties are either already compliant or have undertaken to become compliant with minor adjustments. It has not been necessary for the Company to expend any material amounts in its effort to address the Year 2000 issue. The Company has determined that minimal contingency plans may be necessary to assure the avoidance of interruptions, and are finalizing the preparation of such plans on a departmental basis. However, the Company can make no assurances regarding certain global system operations, which are beyond the Company's control such as utilities and banks. As a result, there can be no assurance that Year 2000 issues will not adversely affect the Company's systems or operations (See, Note P to the Financial Statements).

             Supplemental Financial Information

In   January  1999,  the  Company's  Form  S-1  Registration
Statement  was declared effective by the SEC.  Approximately
$4.3 million has been raised pursuant to such registration as of March 20, 1999.

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-25 of this report.

Item  9.   Changes in and Disagreements with Accountants  on
Accounting and Financial Disclosure

Effective January 25, 1995, upon a determination by the Board of Directors, the Company engaged Thompson Dugan, P.C. as its independent auditors and accountants to replace Grant Thornton LLP. Thompson Dugan, P.C. also serves as the independent auditors and accountants for Diasensor.com, replacing Grant Thornton LLP. Neither company had any disagreements with Grant Thornton LLP or Thompson Dugan, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of December 31, 1998 were as follows:


                            Director
Nominee                   Age      Since     Position

David  L. Purdy           70       1972      President, Chairman of the
                                             Board, Treasurer, Director

Fred E. Cooper            52       1989      Chief Executive Officer,
                                             Executive Vice President, Director

Anthony J. Feola          50       1990      Senior Vice President, Director

Glenn  Keeling            47       1991      Vice President, Director

Stan Cottrell             55       1998      Director

Paul W. Stagg             51       1998      Director
_________________________________

DAVID L. PURDY, 70, is President, Chairman of the Board, Treasurer and a director of the Company. Mr. Purdy has been a director and Chairman of the Board since its organization in 1972 and is considered the organizer and founder of the Company; he devotes 60% of his time to the business of the Company, and 40% of his time to Diasensor.com. Mr. Purdy is also an officer and director of Diasensor.com and Coraflex.

FRED E. COOPER, 52, is the Chief Executive Officer, Executive Vice President and a director of the Company; he devotes approximately 60% of his time to the business of the Company, and 40% to Diasensor.com. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. Mr. Cooper was appointed Chief Executive Officer in January 1990. He is also an officer and director of Diasensor.com and a director of Petrol Rem and Coraflex.

ANTHONY J. FEOLA, 50, rejoined the Company as its Senior Vice President in April, 1994, after serving as Diasensor.com's Vice President of Marketing and Sales from January, 1992 until April, 1994. Prior to January, 1992, he was the Company's Vice President of Marketing and Sales. Prior to joining the Company in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh in 1989, and National Sales Manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director of the Company in February 1990, and also serves as a director of Diasensor.com, Coraflex, and Petrol Rem.

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

STAN COTTRELL, 55, was appointed to the Board of Directors in 1998. Mr. Cottrell is the Chairman and Founder of Cottrell Associates International, Inc., which provides international business development, brokerage, specialty marketing and promotional services. He is a former director of marketing for Inhalation Therapy Services and was employed by Boehringer Ingelheim, Ltd. as a national product manager. Mr. Cottrell is a world ultra-distance runner and the author of several books.

PAUL W. STAGG, 51, was appointed to the Board of Directors in 1998. Mr. Stagg is the marketing manager for the Wholesale Division of First Financial Resources, Inc., where he is responsible for marketing, underwriting, sorting and coordination various types of financing for institutional investors. Prior to his current position, he was District Distributor of Marketing for Ginger Mae, a division of United Companies of Baton Rouge, LA.

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

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996, of those persons who were, at December 31, 1998 (i) the Chief Executive Officer, and
(ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation                 | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1998  $166,802      $0        $0   |           0          $0
President,    1997  $241,667      $0        $0   |           0          $0
Treasurer (4) 1996  $400,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Fred E.       1998  $556,173      $0        $0   |           0          $0
Cooper,       1997  $592,000      $0        $0   |           0          $0
CEO (5)       1996  $592,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Anthony J.    1998  $326,912      $0        $0   |           0          $0
Feola , Sr.   1997  $300,000      $0        $0   |           0          $0
Vice Pres.(6) 1996  $300,000      $0        $0   |     350,000 (3)      $0
------------------------------------------------------------------------------
Glenn         1998  $180,003      $0        $0   |           0          $0
Keeling, VP   1997  $200,000      $0        $0   |           0          $0
(7)           1996  $200,000      $0        $0   |     100,000(8)       $0


(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1998, 1997, or 1996. The Company did not award any restricted stock to the Named Executives during any year, including the years 1998, 1997 or 1996. The Company did not award any warrants, options or Stock Appreciation Rights ("SARs") to the Named Executives during the years ended December 31, 1998, 1997 or 1996; however, the Company did extend warrants owned by the Named Executives, which would have expired during 1996 (See Note 3, below). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees.

(2) During the year ended December 31, 1998, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits. The aggregate amount of all perquisite compensation was less than 10% of the total annual salary and bonus reported for each Named Executive.

(3) During 1996, the Company extended warrants previously issued to the Named Executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock

 (4) In November, 1994, Mr. Purdy's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1995, Mr. Purdy's salary was increased by $50,000. In 1996, 1997 and 1998, Mr. Purdy was paid
     $87,500,  $100,000 and $100,000 by Diasensor.com;  such
     amounts are included in the table above. Mr. Purdy is paid a salary by the Company based on his employment contract. Amounts paid to Mr. Purdy by Diasensor.com are determined by the Diasensor.com Board of Directors based upon services performed on its behalf. During 1998, Mr. Purdy voluntarily reduced his salary by 69%.

(5) In November, 1994, Mr. Cooper's employment agreement was renegotiated to provide for an annual salary of $250,000 effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). In addition, in 1998, 1997 and 1996, Mr. Cooper was paid $84,000, $96,000, and $96,000, respectively by both Petrol Rem and IDT, both of which are subsidiaries of BICO; such amounts are included in the table above. In 1998, 1997, and 1996, Mr. Cooper was paid $177,542,
     $150,000, and $150,000 in salary by Diasensor.com, respectively; such amounts are included in the table above. Mr. Cooper is paid a salary by the company based on his employment agreement. Amounts paid to Mr. Cooper by Diasensor.com, Petrol Rem and IDT are determined by the Boards of Directors of those
     companies  based  upon  services  performed  on   their
     behalf.

(6) In April, 1994, Mr. Feola's employment agreement with Diasensor.com was assigned to BICO when he left
     Diasensor.com to rejoin BICO as its Senior Vice President. In November, 1994, Mr. Feola's employment agreement was renegotiated, provides for an annual salary of $200,000 and is effective November 1, 1994 through October 31, 1999. All other terms of the contract remained substantially the same (See, "Employment Agreements"). During 1998, 1997, and 1996, Mr. Feola's salary was increased by $27,000, $50,000 and $50,000 per year respectively.

(7) In November, 1994, Mr. Keeling entered into an employment agreement with the Company, which provides for an annual salary of $150,000 effective November 1, 1994 through October 31, 1999 (See, "Employment Agreements"). During 1996 and 1995, Mr. Keeling's salary was increased by $25,000 per year.

(8) On August 26, 1996, Mr. Keeling was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $1.48 per share (the market price as of that date) until August 26, 2001.

        Option/Warrant/SAR Grants in Last Fiscal Year

No options, warrants or SARs were granted or extended to the Named Executives during 1998.

 AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
     AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE


                                            Number of         Value of
                                            Securities        Unexercised
                                            Underlying        In-the-Money
                                            Unexercised       Options/SARs
                                            Options/SARs      12/31/98 ($)
                                            at 12/31/98 (#)
           Shares           Value
           Acquired on      Realized ($)    Exercisable       Exercisable/
           Exercise           (2)           Unexercisable(3)  Unexercisable (4)
Name       (#)(1)
-------------------------------------------------------------------------------
David L.      0         $     0          767,200           $   0
Purdy                                     (5)                 (9)
-------------------------------------------------------------------------------
Fred E.       0         $     0          300,000           $   0
Cooper                                    (6)                 (9)
-------------------------------------------------------------------------------
Anthony J.    0         $     0          550,000           $   0
Feola                                     (7)                 (9)
-------------------------------------------------------------------------------
Glenn         0         $     0          100,000           $   0
Keeling                                   (8)                 (9)
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

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the closing sales price of the Company's common stock on December 31, 1998 as reported by Nasdaq ($.06).

(5) Includes warrants to purchase: 187,200 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24, 1999); 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999); and 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1999) (See, "Warrants").

(6) Includes warrants to purchase: 300,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999) (See, "Warrants").

(7) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999); 100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1999); and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11, 1999) (See, "Warrants").

(8) Includes warrants to purchase: 100,000 shares of common stock at $1.48 per share until August 26, 2001.

(9) Because the market price as of December 31, 1998 was less than the exercise price of the warrants, such warrants were not in-the-money.


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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 1998 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company, and all directors and executive officers of the Company as a group. The table excludes disclosure of entities such as Cede & Co. and other companies, which would reflect the ownership of entities who hold stock on behalf of shareholders.

As of December 31, 1998, there were 420,773,569 shares of the Company's common stock outstanding. The first column sets forth the common stock currently owned by each person or group, excluding currently exercisable warrants for the purchase of common stock. The second column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1998 owned by each person or group, excluding exercisable warrants. The third column sets forth the total number of shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, plus common stock currently owned. The fourth column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1998 which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned, as set forth in the third column. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

                      Amount and Nature                              Percent of
Name and Address of    of Beneficial   Percent of    Ownership with  Class with
Beneficial Owner       Ownership(1)     Class (2)     Warrants (3)   Warrants(4)


David L. Purdy (5)       400,140           *           1,167,340(6)      *
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper           776,200           *           1,076,200(7)      *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola         354,000           *             904,000(8)      *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Glenn Keeling            138,500           *             238,500(9)      *
200 Julrich Drive
McMurray, PA 15317


All directors and      1,668,840           *           3,386,040(10)     *
executive officers
as a group (4 persons)

* Less than one percent
________________________
(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of December 31, 1998.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1998. For computation purposes, the total number of shares of common stock outstanding as of December 31, 1998 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Does not include shares held by Mr. Purdy's adult children. Mr. Purdy disclaims any beneficial interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 187,200 shares of common stock at $.25 per share until April 24, 1995 (extended until April 24,
     1999); 80,000 shares of common stock at $.33 per share until June 29, 1995 (extended until June 29, 1999); and 500,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999) pursuant to Mr. Purdy's previous employment agreement. In addition, Mr. Purdy is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(7) Includes currently exercisable warrants to purchase the following: 300,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999) pursuant to Mr. Cooper's previous employment agreement. In addition, Mr. Cooper is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(8) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.25 per share until November 26, 1995 (extended until November 26, 1999); 100,000 shares of common stock at $.25 per share until May 1, 1995 (extended until May 1, 1999) pursuant to Mr. Feola's previous employment agreement; and 350,000 shares of common stock at $.50 per share until October 11, 1996 (extended until October 11,
     1999). In addition, Mr. Feola is entitled to certain shares of Common Stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

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


Item 13.  Certain Relationships and Related Transactions

The Company and its affiliates share common officers and directors. In addition, BICO and Diasensor.com have entered into several intercompany agreements including a Purchase Agreement, a Research and Development Agreement and a Manufacturing Agreement, which are summarized herein. Management believes that it was in the best interest of the Company to enter into such agreements and that the transactions were based upon terms as fair as those which may have been available in comparable transactions with third parties. However, no unaffiliated third party was retained to determine independently the fairness of such transactions. The Company's policy concerning related party transactions requires the approval of a majority of the disinterested directors of both the corporations involved, if applicable.

Employment Relationships

The Board of Directors of the Company approved employment agreements on November 1, 1994 for its officers, David L.
Purdy,  Fred  E. Cooper, Anthony J. Feola and Glenn  Keeling
(See "Employment Agreements").

David L. Purdy, President, Treasurer and a director of the Company, is a director of Diasensor.com and Coraflex. He is also the chairman and Chief Scientist of Diasensor.com, and the President and Treasurer of Coraflex. Mr. Purdy devotes 60% of his time to BICO, and 40% to Diasensor.com. Fred E. Cooper, Chief Executive Officer, Executive Vice President and a director of the Company, is a director of Diasensor.com, Coraflex and Petrol Rem. He is also the President of Diasensor.com. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasensor.com. Anthony J. Feola, Senior Vice President
and a director of the Company, is also a director of Diasensor.com, Coraflex, and Petrol Rem. Glenn Keeling, Vice President and a director of the Company, was employed on January 1, 1992 as BICO's manager of product development. Mr. Keeling is also the President and a director of IDT.

Property

Three  of  the  Company's current executive officers  and/or directors and two former directors of the Company are members of the nine-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased the Company's real estate in Indiana, Pennsylvania, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. The five members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995. Mr. Adkins, who was a director at the time of the transaction, resigned from the Board of Directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined the Board of Directors on May 3, 1991. Mr. Onorato, who was not a director at the time of the transaction, was a BICO director from September 1992 until April 1994.

In all instances where warrants were issued in connection with the transactions set forth above, the exercise price of the warrants was equal to or above the current quoted market price of the Company's common stock on the date of issuance.

In April 1992, Diasensor.com purchased an office condominium located at the Bourse Office Park, Virginia Manor, Building 2500, Second Floor, Pittsburgh, Pennsylvania 15220 for $190,000. The Company has entered into a lease with Diasensor.com and pays rent in the amount of $3,544 per month, plus one-half of the utilities.

Warrants

The following paragraphs, along with the notes to the financial statements, include disclosure of the warrants which were granted to executive officers and directors of the Company from 1996 through 1998. These warrants were accounted for in accordance with Accounting Principles Board Opinion 25 (based on the spread, if any, between the exercise price and the quoted market price of the stock on the date that the warrants were granted). No value was recorded for these warrants since they were all granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued (See, Note J to the Financial Statements). In 1995 and 1996, the Company extended warrants granted in 1990 and 1991, which were scheduled to expire in 1995 and 1996, until 1998-2000. Because the exercise price of the warrants, which remained unchanged, was less than the market price of the common stock on the dates of the extensions, charges were made against operations (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Note J to the Financial Statements).

On August 26, 1996, the Board of Directors approved the granting of warrants to purchase 100,000 shares of common stock at $1.48 per share to Glenn Keeling, an officer and director of the Company.

Loans

On October 1, 1990, the Board of Directors approved a $75,000 loan from the Company to Fred E. Cooper. Mr. Cooper signed a promissory note promising to pay the principal amount plus twelve percent (12%) simple interest. Mr. Cooper repaid $66,500 of the $75,000 principal balance during 1991. During 1991, the Company granted loans to Fred E. Cooper in the aggregate amount of $57,400. Mr. Cooper signed promissory notes promising to pay the principal amounts upon demand plus ten percent (10%) simple interest. In January 1992, the Company granted a loan to Fred E. Cooper in the amount of $25,000. Mr. Cooper signed a promissory note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. In 1997, the Companies granted loans to Fred E. Cooper aggregating $158,000; Mr. Cooper signed promissory notes promising to pay the principal amounts upon demand plus 8.25% simple interest. In 1998, the Company granted loans to Fred E. Cooper aggregating $275,000; Mr. Cooper signed a promissory note promising to pay the principal amount upon demand plus 8.25% simple interest. The aggregate balance of the loans as of December 31, 1998, including accrued interest, was $633,499.

In November 1997, the Companies granted a loan to Anthony J. Feola in the amount of $50,000. Mr. Feola signed a promissory note promising to pay the principal amount upon demand plus 8.25% simple interest. In February 1998, the Company granted a loan to Anthony J. Feola in the amount of $185,000. Mr. Feola signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. The aggregate balance of the loans as of December 31, 1998, including accrued interest, was $253,219.

In  December  1991,  the Company granted  a  loan  to  Glenn
Keeling in the amount of $5,000. Mr. Keeling signed a Promissory Note promising to pay the principal amount upon demand plus ten percent (10%) simple interest. In December 1996, the Company granted a loan to Glenn Keeling in the amount of $50,000. Mr. Keeling signed a promissory note promising to pay the principal amounts upon demand plus
8.25% simple interest. In November, 1997, the Company granted a loan to Glenn Keeling in the amount of $20,000. Mr. Keeling signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. In February 1998, the Company granted a loan to Glenn Keeling in the amount of $190,000. Mr. Keeling signed a promissory note promising to pay the principal upon demand plus 8.25% simple interest. The aggregate balance of the loans as of December 31, 1998, including accrued interest, was $292,810.

In September 1995, the Company granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Interest and principal payments have been made on the note, and as of December 31, 1998, the balance was $200,000. Joseph Kondisko, a former director of Diasensor.com, is a principal owner of Allegheny Food Services.

Each  of  the loans made to officers or directors and  their
affiliates  was made for a bona fide business purpose.   All
future loans to officers, directors and their affiliates will be made for bona fide business purposes only.

Intercompany Agreements

Management of the Company believes that the agreements between BICO and Diasensor.com, which are summarized below, were based upon terms, which were as favorable as those which may have been available in comparable transactions with third parties. However no unaffiliated third party was retained to determine independently the fairness of such transactions.

License and Marketing Agreement. Diasensor.com acquired the exclusive marketing rights for the Noninvasive Glucose Sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of its common stock. That agreement was canceled pursuant to a Cancellation Agreement dated November 18, 1991, and superseded by a Purchase Agreement dated November 18, 1991. The Cancellation Agreement provides that BICO will retain the 8,000,000 shares of Diasensor.com common stock which BICO received pursuant to the License and Marketing Agreement.

Purchase Agreement. BICO and Diasensor.com entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasensor.com its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991 (See, Report to Shareholders - "Business").

In consideration of the conveyance of its entire right in the Noninvasive Glucose Sensor and its development, BICO received $2,000,000. In addition, Diasensor.com may endeavor, at its own expense, to obtain patents on other inventions relating to the Noninvasive Glucose Sensor. Diasensor.com also guaranteed BICO the right to use such patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasensor.com executed an amendment to the Purchase Agreement which clarified terms of the Purchase Agreement. The amendment defines "Sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasensor.com in connection with any sales by BICO of its proposed closed-loop system.

Research and Development ("R&D") Agreement. Diasensor.com and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the Noninvasive Glucose Sensor. Pursuant to the agreement, BICO will continue the development of the Noninvasive Glucose Sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the Noninvasive Glucose Sensor. BICO will also manufacture the models of the Noninvasive Glucose Sensor to be delivered to Diasensor.com for sale (See, "Manufacturing Agreement"). Upon the delivery of the completed models, the research and development phase of the Noninvasive Glucose Sensor will be deemed complete.

Diasensor.com has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review of the 510(k) Notification.

Manufacturing Agreement. BICO and Diasensor.com entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the Noninvasive Glucose Sensor and other related products. Diasensor.com will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original Manufacturing Agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods (including actual or 275% of overhead, whichever is lower) plus a fee of 30% of Cost of Goods. In July 1994, the formula was amended to be as follows: Costs of Goods Sold (defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the Cost of Goods Sold and Diasensor.com's sales price of each Sensor. Diasensor.com's sales price of each Sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasensor.com for each Sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasensor.com's written approval. The term of the agreement is fifteen years.

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

     Financial Statements                                       Page

     Report of Independent Certified Public Accountants
     Thompson Dugan, P.C.                                        F-1

     Consolidated Balance Sheets
     December 31, 1998 and 1997                                  F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996        F-4

     Consolidated Statements of  Stockholders' Equity
     for the years ended December 31, 1998, 1997, 1996
     and 1995                                                    F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996        F-6

     Notes to Consolidated Financial Statements
     December 31, 1998, 1997 and 1996                            F-8


2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company  filed a Form 8-K report  dated  April  8,
     1998.   The items listed were Item 5, Other Events; and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report dated  April  20,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated May 6, 1998.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The  Company filed a Form 8-K report dated May 8, 1998.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The  Company filed a Form 8-K report dated May 12,1998.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The Company filed a Form 8-K report dated May 28, 1998.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The Company filed a Form 8-K report dated June 9, 1998.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  June  22,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  July  14,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  July  16,
     1998.  The items listed were Item 5, Other Events,  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report dated  August  4,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report dated  August  7,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September  9,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated  October  5,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated  October  9,
     1998.  The item listed was Item 5, Other Events.

     The  Company filed a Form 8-K report dated October  21,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated October  22,
     1998.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated November 24,
     1998.  The item listed was Item 5, Other Events.

     The  Company filed a Form 8-K report dated  January  1,
     1999.   The  item listed was Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated January  29,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated February 16,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  March  1,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

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

16.1(3)   Disclosure and Letter Regarding Change in
          Certifying Accountants dated January 25, 1995
____________________________

(1)  Incorporated   by  reference  to  First  Amendment   to
     Registration   Statement  on  Form  S-1   (Registration
     #33-55200) filed February 8, 1993

(2) Incorporated by reference from Exhibit with this title to Form S-1 and Prospectus dated August 16, 1993

(3)  Incorporated by reference from Report on Form 8-K dated
      November 1, 1995

Conformed Copy
                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                        BIOCONTROL TECHNOLOGY, INC.



                                         By:   /s/ David L. Purdy

                                                   David L. Purdy
                                                   President,Treasurer,Director

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                         Date


/s/ Fred E. Cooper            Director, CEO,                March 29, 1999
Fred E. Cooper                (principal executive
                              officer, principal
                              financial officer and
                              principal accounting
                              officer)


/s/ Anthony J. Feola          Senior Vice President,        March 29, 1999
Anthony J. Feola              Director


/s/ Glenn Keeling             Director                      March 29, 1999
Glenn Keeling


/s/ Stan Cottrell             Director                      March 29, 1999
Stan Cottrell

/s/ Paul W. Stagg             Director                      March 29, 1999
Paul W. Stagg


                          THOMPSON DUGAN
                    CERTIFIED PUBLIC ACCOUNTANTS
                      ________________________

                         Pinebridge Commons
                       1580 McLaughlin Run Rd.
                        Pittsburgh, PA 15241


         Report of Independent Certified Public Accountants


Board of Directors
Biocontrol Technology, Inc.

      We have audited the accompanying consolidated balance sheets of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note B to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1998 and these conditions are expected to continue through 1999, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pittsburgh, Pennsylvania
March 25, 1999

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 1998    Dec. 31, 1997
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $    125,745     $ 2,759,067
 Accounts receivable - net of allowance for doubtful accounts
   of $27,059 at Dec. 31, 1998 and $14,931 at Dec. 31, 1997       55,959         383,747
 Inventory - net of valuation allowance (notes A and D)           74,515       1,834,018
 Notes receivable - related parties (notes C and L)                    0          35,000
 Notes  receivable (note C)                                            0          87,000
 Interest receivable (note C)                                          0           2,134
 Prepaid expenses                                                170,544         137,862
 Advances - Officers                                                   0          34,732
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                            426,763       5,273,560


PROPERTY, PLANT AND EQUIPMENT (notes A and H)
 Building                                                     1,429,906        1,444,273
 Land                                                           133,750          246,250
 Construction in progress                                             0        1,465,152
 Leasehold improvements                                       1,477,573        1,197,977
 Machinery and equipment                                      5,014,103        5,042,736
 Furniture, fixtures & equipment                                794,740          812,221
                                                            -------------    -------------
  Subtotal                                                    8,850,072        10,208,609

 Less accumulated depreciation                                4,244,650         3,516,677
                                                            -------------    -------------
                                                              4,605,422         6,691,932

OTHER ASSETS
 Related Party Receivables
  Notes receivable - (notes C and L)                          1,223,900           623,900
  Interest receivable - (notes C and L)                         155,628            75,343
  Advances-Officers                                              90,779                 0
                                                           -------------    -------------
                                                              1,470,307           699,243
  Allowance for related party receivables                    (1,270,307)                0
                                                           -------------     ------------
                                                                200,000           699,243

 Notes receivable - (notes C)                                   142,493                 0
 Interest receivable                                             19,778                 0
 Goodwill, net of amortization - (note A)                     4,423,421                 0
 Deposit on equipment                                                 0           300,000
 Patents, net of amortization (note A)                            2,433             6,765
 Other assets                                                    15,259             9,800
                                                            -------------    -------------
                                                              4,803,384         1,015,808
                                                            -------------    -------------
         TOTAL ASSETS                                      $  9,835,569     $  12,981,300
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Dec. 31,1998    Dec. 31, 1997
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  1,750,188      $   646,535
  Current portion of long-term debt (note G)                            4,552,178           18,765
  Current portion of capital lease obligations (note H)                    99,061          109,933
  Debentures payable (note I)                                           2,825,000        3,301,280
  Accrued liabilities (note E)                                          1,096,644          215,119
  Escrow payable (note J)                                                   2,700            2,700
  Deferred revenue on contract billings (note A)                                0          116,146
                                                                    -------------   -------------
        TOTAL CURRENT LIABILITIES                                      10,325,771        4,410,478

LONG-TERM LIABILITIES
  Capital lease obligations (note H)                                    1,412,880        2,688,293
  Long-term debt (note G)                                                       0            8,806
                                                                    -------------   -------------
                                                                        1,412,880        2,697,099


COMMITMENTS AND CONTIGENCIES (notes M)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY (note A)                                                  24,162        1,409,647

STOCKHOLDERS' EQUITY (notes J and O)

   Common stock, par value $.10 per share,
   authorized 600,000,000 shares, issued and
   outstanding 420,773,568 at Dec. 31, 1998 and
   138,583,978 at Dec. 31, 1997                                        42,077,357       13,858,398
   Additional paid-in capital                                          92,725,285      104,932,920
   Notes receivable issued for common stock-related party (note L)        (25,000)         (25,000)
   Warrants                                                             6,396,994        6,396,994
   Accumulated deficit                                               (143,101,880)    (120,699,236)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                   (1,927,244)       4,464,076
                                                                    --------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY                                        $9,835,569      $12,981,300
                                                                    =============    =============

The accompanying notes are an integral part of these statements.

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1998              1997              1996
                                                -------------    -------------    -------------
Revenues
  Net Sales                                      $1,145,968        $ 1,155,907    $     597,592
  Interest income                                   182,033            165,977          176,478
  Other income                                       50,212            104,250            2,657
                                                -------------    -------------    -------------
                                                  1,378,213          1,426,134          776,727

Costs and expenses
  Cost of products sold                               587,821         641,331          325,414
  Research and development (notes A and L)          6,340,676       6,977,590        8,742,922
  General and administrative                       11,560,345      12,695,628        8,963,693
  Loss on disposal of assets                          531,066           8,518             -
  Debt issue costs (note A)                         1,865,682       3,306,812          502,000
  Warrant extensions (note J)                            -               -             604,342
  Warrant extensions - Subsidiary (note J)               -          4,046,875        8,571,033
  Interest expense                                    481,025         315,624          133,460
  Beneficial convertible debt feature (note P)      3,799,727       6,278,853        1,650,000
                                                -------------    -------------    -------------
                                                   25,166,342       34,271,231       29,492,864
                                                -------------    -------------    -------------

Loss before unrelated investors' interest         (23,788,129)     (32,845,097)     (28,716,137)

Unrelated investors' interest in net loss of
  subsidiary                                        1,385,485        2,411,920        4,670,435
                                                -------------    -------------    -------------

  Net loss (note P)                             $(22,402,644)    $ (30,433,177)   $ (24,045,702)
                                                =============    =============    ==============

  Loss per common share (notes A and P)               ($0.08)           ($0.43)          ($0.57)
                                                =============    ==============   ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


								                Note rec.
                              Preferred Stock      Common Stock                  issued for  Additional
                              ---------------    ----------------                Common Stk   Paid in      Accumulated
                              Shares   Amount    Shares      Amount   Warrants    Rel Party   Capital        Deficit        Total
                              ------- --------  ---------  ---------- ----------  --------- -----------  -------------- -----------
Balance at December 31, 1995    3,790   37,900  37,021,118   3,702,112  6,677,820         -   59,849,875   (66,220,357)   4,047,350
                             --------  -------  ----------  ---------- ---------- ---------   ----------  ------------  -----------
Proceeds from stock offering        -        -   7,839,065     783,907          -         -   12,571,822             -   13,355,729
Conversion of preferred stk.  (22,730)(227,300)  1,958,602     195,860          -         -       31,440             -            -
Cash redemp. at par-pref stk.  (1,060) (10,600)          -           -          -         -            -             -      (10,600)
Proceeds from sale of
  preferred stk.- series A     20,000  200,000           -           -          -         -    1,640,000             -    1,840,000
Conversion of debenture             -        -   2,275,005     227,500          -         -    1,799,623             -    2,027,123
Warrant extensions                  -        -           -           -    604,342         -            -             -      604,342
Warrant extensions - sub.           -        -           -           -          -         -    4,441,262             -    4,441,262
Change in ownership int.-sub.       -        -           -           -          -         -      (22,873)            -      (22,873)
Warrants exercised                  -        -     120,000      12,000   (375,000)        -      393,600             -       30,600
Issuance of convertible
 debt (note P)                      -        -           -           -          -         -    1,650,000             -    1,650,000
  Net loss (note P)                 -        -           -           -          -         -            -   (24,045,702) (24,045,702)
                             -------- -------- -----------  ---------- ----------  -------- ------------ --------------  ----------
Balance at Dec. 31, 1996            -        -  49,213,790   4,921,379  6,907,162         -   82,354,749   (90,266,059)   3,917,231
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -   1,705,000     170,500          -         -      765,648             -      936,148
Conversion of preferred stk.  (22,000)(220,000)  6,913,366     691,337          -         -     (471,337)            -            -
Proceeds from sale of
  preferred stk.-Series B      22,000  220,000           -           -          -         -    1,807,000             -    2,027,000
Conversion of debenture             -        -  80,599,022   8,059,902          -         -   11,554,077             -   19,613,979
Warrant extensions - sub.           -        -           -           -          -         -    2,108,421             -    2,108,421
Change in ownership int-sub.        -        -           -           -          -         -        2,421             -        2,421
Warrants exercised                  -        -     152,800      15,280   (510,168)  (25,000)     533,088             -       13,200
Issuance of convertible
 debt (note P)                      -        -           -           -          -         -    6,278,853             -    6,278,853
  Net loss (note P)                 -        -           -           -          -         -            -   (30,433,177) (30,433,177)
                             --------  -------  ----------  ----------  ---------   -------    ---------    -----------  -----------
Balance at Dec. 31, 1997            -        - 138,583,978  13,858,398  6,396,994   (25,000) 104,932,920  (120,699,236)   4,464,076
                             --------  -------  ----------  ----------   --------   -------    ----------    ------------ ----------
Proceeds from stock offering        -        -   2,055,000     205,500          -         -       22,423             -      227,923
Conversion of debenture             -        - 280,134,590  28,013,459          -         -  (16,029,785)            -   11,983,674
Issuance of convertible debt        -        -           -           -          -         -    3,799,727             -    3,799,727
  Net Loss                          -        -           -           -          -         -            -   (22,402,644) (22,402,644)
                             --------  -------  ----------  ---------- ----------  ---------  ----------  ------------ ------------
                             -------- -------- -----------  ---------- ----------- --------- ----------- -------------   ----------
Balance at Dec. 31, 1998            - $      - 420,773,568 $42,077,357 $6,396,994  ($25,000) $92,725,285 ($143,101,880) ($1,927,244)
                             ======== ======== =========== =========== =========== ========= =========== ==============  ===========



The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         1998           1997           1996
                                                                     -------------  -------------  -------------
Cash flows used by operating activities:
  Net loss                                                           ($22,402,644)  ($30,433,177)  ($24,045,702)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                       1,706,537        850,802        587,507
    Loss of disposal of assets                                            531,066           -              -
    Unrelated investors' interest in susidiary                         (1,385,485)    (2,411,920)    (4,670,435)
    Stock issued in exchange for services                                 (22,063)       936,148         17,200
    Stock issued in exchange for services by subsidiary                      -               600          7,000
    Debenture interest converted to stock                                 106,894        164,055          -
    Premium for extension on Debenture                                    680,500        527,113          -
    Beneficial convertible debt feature                                 3,799,727      6,278,853      1,650,000
    Provision for potential loss on notes receivable                    1,270,307           -              -
    Warrant extensions                                                       -              -           604,342
    Warrant extensions by subsidiary                                         -         4,046,875      8,571,033
    (Decrease)increase in allowance for losses on accounts receivable      12,128       (180,909)       195,840
    (Increase) in accounts receivable                                     268,195       (137,651)       (92,083)
    (Increase) in inventories                                             987,948       (586,029)    (1,679,981)
    (Increase) in inventory valuation allowance                           779,050      2,092,131          -
    (Increase) decrease in prepaid expenses                               (31,495)       113,397       (128,883)
    (Increase) decrease in other assets                                    36,927          3,713         (2,445)
    Increase (decrease) in accounts payable                             1,078,124       (388,636)      (803,237)
    Increase (decrease) in other liabilities                              845,136         66,737        (35,960)
    (Decrease) in deferred revenue                                       (116,146)       (63,854)      (146,000)
                                                                     -------------  -------------  -------------
      Net cash flow used by operating activities                      (11,855,294)   (19,121,752)   (19,971,804)
                                                                     -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (111,216)      (845,512)      (954,610)
  (Increase) in notes receivable                                          (31,493)      (313,000)       (50,000)
  Deposit on equipment                                                       -          (300,000)          -
  (Increase) in interest receivable                                       (97,929)       (23,519)       (11,721)
  Acquisition of ICTI                                                  (1,030,000)          -              -
                                                                      -------------  -------------  -------------
    Net cash used by investing activites                               (1,270,638)    (1,482,031)    (1,016,331)
                                                                      -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                               -              -        13,338,531
  Proceeds from sale by subsidiary of its common stock                       -             3,500       (172,315)
  Proceeds from warrants exercised                                           -            13,200         30,600
  Proceeds from warrants exercised-subsidiary                                -              -             2,000
  Proceeds from sale of Preferred stock-Series A                             -              -         1,840,000
  Proceeds from sale of Preferred stock-Series B                             -         2,027,000           -
  Cash redemption at par - Preferred stock                                   -              -            (7,900)
  Proceeds from debentures payable                                     10,720,000     20,230,000      6,600,000
  Payments on debentures payable                                             -        (2,605,833)          -
  Payments on notes payable                                              (675,393)       (41,904)       (19,509)
  Increase in notes payable                                               550,000           -              -
  Payments on capital lease obligations                                  (101,997)       (65,987)       (24,899)
                                                                     -------------  -------------  -------------
      Net cash provided by financing activities                        10,492,610     19,559,976     21,586,508


      Net increase (decrease) in cash                                  (2,633,322)    (1,043,807)       598,373
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, beginning of year                          2,759,067      3,802,874      3,204,501
                                                                     -------------  -------------  -------------
  Cash and cash equivalents, end of year                             $    125,745     $2,759,067     $3,802,874
                                                                     =============  =============  =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         1998             1997            1996
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $    364,716   $    155,647     $    72,578
                                                                     =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of equipment with note payable                            $       -       $      -         $  145,063
                                                                     =============    ===========    ============

Acquisition of ICTI with note payable                                 $  3,350,000    $      -         $     -
                                                                     =============    ===========    ============

Acquisition of property under a capital lease:
           Building                                                   $       -       $      -      $   1,205,760
           Land                                                               -              -            246,250
           Construction in progress                                           -              -          1,137,500
           Equipment                                                        24,050        154,539            -
                                                                     -------------    -------------   -------------
                                                                      $     24,050    $   154,539   $   2,589,510
                                                                     =============    =============   =============

Capital Lease Termination
           Reduction of capital lease obligation                      $  1,184,288    $      -      $        -
                                                                     =============    =============   =============
              Reduction of property
              Construction of Progress                                $  1,459,110    $      -      $        -
              Land                                                         112,500           -               -
                                                                     -------------    -------------   -------------
                                                                      $  1,571,610    $      -      $        -
                                                                     =============    =============   =============


Conversion of Series I-preferred stock for common stock:
          Common stock                                                $       -       $      -      $       2,730
          Additional paid-in capital                                          -              -             24,570
                                                                     -------------    -------------   -------------
                                                                      $       -       $      -      $      27,300
                                                                     =============    =============   =============

Redemption of preferred stock held in escrow                          $       -       $      -      $       2,700
                                                                     =============    =============   =============
Conversion of Series A - preferred stock for common stock:
                Common stock                                          $       -       $      -      $     193,130
                Additional paid in capital                                    -              -              6,870
                                                                     -------------    -------------   -------------
                                                                      $       -       $      -      $     200,000
                                                                     =============    =============   =============

Conversion of Series B- preferred stock for common stock:
  		Common stock                                          $       -       $   220,000   $        -
		Additional paid-in capital                                    -         1,807,000            -
                                                                     -------------    -------------   -------------
                                                                      $       -         2,027,000   $        -
                                                                     =============    =============   =============

Conversion of debentures for common stock                             $ 11,876,780    $19,449,924   $   2,000,000
                                                                     =============    =============   =============

Converion of debenture interest for common stock                      $    106,894    $   164,055   $      27,122
                                                                     =============    =============   =============
Stock granted to related party for note receivable                    $       -       $    25,000   $        -
                                                                     =============    =============   =============
Conversion of warrants for common stock                               $       -       $   510,168   $     375,000
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

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasensor.com, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1998 and 1997; Petrol Rem, Inc., a 67% owned subsidiary as of December 31, 1998 and 1997; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1998 and 1997; International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 1998 and Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

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

5.   Property and Equipment

     Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis. Amortization of assets recorded under capital leases is included with depreciation expense.

6.   Patents

     Patents are amortized over their legal or useful lives, whichever is less. Accumulated amortization on patents was $94,508 and $90,176 at December 31, 1998, and 1997,
     respectively.


7.   Goodwill
     The Company recognized $5,310,501 of goodwill in connection with a Stock Purchase Agreement dated February 20, 1998 to acquire 58.4% of International Chemical Technologies, Inc. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on goodwill was $878,080 at December 31, 1998.


8.   Deferred Revenue on Contract Billings

     Revenue is recognized from sales when products are shipped and/or services performed. Advance billings are recorded as deferred revenue until shipment or performance.

9.   Loss Per Common Share

     Loss per common share is based upon the weighted average number of common shares outstanding which amounted to 266,362,526 shares in 1998, 71,415,351 shares in 1997 and
     42,266,597 shares in 1996, respectively. Shares issuable under stock options, stock warrants, convertible debentures and convertible preferred stock are excluded from computations, as their effect is antidilutive.

10.  Research and Development Costs

     Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures, which have alternative future use beyond specific research and development activities, are capitalized and depreciated over their estimated useful lives.

11.  Income Taxes

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

12.  Interest

     The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Total interest incurred for the periods December 31, 1998, 1997, and 1996 was $589,300
     $528,942,  and  $236,280,  respectively,  of  which  $481,025,
     $315,624,   and   $133,460,  respectively,  was   charged   to
     operations.

13.  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has established allowances based upon management's evaluation of inventories, accounts receivable, and receivables from related parties.

14.  Common Stock Warrants

     The Company recognizes cost, if any, on warrants granted based upon the excess of the market price of the underlying shares of common stock as of the warrant grant date over the warrant exercise price. Had the Company adopted the fair value based accounting method for recognizing stock-based compensation (as permitted by Financial Accounting Standard No. 123) its reported net losses (utilizing the Black-Scholes method of valuation) for the periods ending December 31, 1998, 1997 and 1996 would have been approximately $25,500,000, $33,400,000, and $25,800,000, respectively. Net loss per share under the fair value based accounting method for the periods ending December 31, 1998, 1997 and 1996 would have been approximately $.10, $.47, and $.92, respectively.

15.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures during the period of debenture issuance. Total debt issue costs incurred for the periods December 31, 1998, 1997, and 1996 was $1,865,682, $3,306,812, and $502,000,
     respectively.

16.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks and receivables from officers and directors of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Note C and L) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

17.  Comprehensive Income

     The Company's consolidated net income (loss) is substantially the same as comprehensive income to be disclosed under Statement of Financial Accounting Standards No. 130.

18.  Beneficial Convertible Debt Feature

     Beneficial conversion terms included in the Company's convertible debentures are recognized as expense and additional paid in capital at the time the associated debentures are issued.

19.  Reclassification

     Certain items included in the financial statements of prior periods have been reclassified to conform to classifications in the 1998 financial statements. Such reclassification had no effect on prior year reported net losses.

NOTE B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 1998 and in prior years and have funded their operations and product development primarily through the sale of stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

     The  ability  of  the  Company to continue  in  existence  is dependent  on  its having sufficient financial  resources  to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and significant accumulated deficits for each of the periods ending December 31, 1998, 1997 and 1996, there is substantial doubt about the Company's ability to continue as a going concern.

     Management believes that its currently available working capital, anticipated contract revenues, subsequent sales of stock and future debt issuance will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1998.




NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31,     Dec. 31,
                                       1998         1997
  Related Parties
  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand     $    8,500    $    8,500
  with 12% interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         82,400        82,400
  with 10% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         83,000        83,000
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         25,000        25,000
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         35,000        35,000
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         15,000        15,000
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand         25,000          -
  with 8.25% simple interest.

  Note receivable from Fred E.
  Cooper, Chief Executive
   Officer, payable upon demand        250,000          -
  with 8.25% simple interest.

  Note receivable from Glenn
  Keeling, Director,
   Payable upon demand with 10%          5,000         5,000
  simple interest.

  Note receivable from Glenn
  Keeling, Director
   Payable upon demand with 8.25%       50,000        50,000
  interest.

  Note receivable from Glenn
  Keeling, Director
   Payable upon demand with 8.25%      190,000          -
  interest.

  Note receivable from Glenn
  Keeling, Director
   Payable upon demand with 8.25%       20,000        20,000
  interest.

  Note receivable from T.J. Feola,
  Director
   Payable upon demand with 8.25%       50,000        50,000
  interest.

  Note receivable from T.J. Feola,
  Director
   Payable upon demand with 8.25%      185,000          -
  interest.

  Note receivable from Dave Purdy,
  T.J. Feola, Fred Cooper, Glenn         -            35,000
  Keeling, all directors who are
  jointly liable to the company.

  Note receivable from Allegheny
  Food  Services, Inc. of which
  Joseph Kondisko, a former            200,000       250,000
  director, is principal owner,
  payable in monthly installments
  of $3,630, including interest at
  9.25%, with a final balloon
  payment on April 1, 2001.

  Unrelated Parties
  -----------------
  Note receivable from an
  individual, payable upon
  Demand with 8.75% interest.           12,000        12,000

  Note receivable from
  HemoCleanse, Inc., payable
  without Interest on demand.             -           75,000

  Note receivable from HemoCleanse
  Inc, payable on demand after
  December 31,2002 with interest
  accrued at a Rate of 20% per annum.  130,493          -
                                     -----------    ---------
                                     1,366,393       745,900
  Less current notes receivable              0       122,000
                                     -----------    ---------
  Noncurrent                      $  1,366,393    $  623,900
                                  ==============  ===========

     Accrued interest receivable on the related party notes as  of
     December   31,  1998  and  1997  was  $155,628  and  $75,343,
     respectively.

     Due  to  the  financial dependency of the above officers  and
     directors  on  the Company, an allowance of   $1,270,307  was
     provided by Management during 1998.


NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                      Dec. 31,         Dec. 31,
                                        1998             1997

          Raw materials            $  3,498,976     $  4,380,254
          Work-in-process                     0           47,976
          Finished goods                954,589        1,005,788
                                   ------------     -------------
                                      4,453,565        5,434,018
          Less valuation allowance   (4,379,050)      (3,600,000)
                                   -------------    -------------
                                   $     74,515     $  1,834,018
                                   =============    =============

     The inventory valuation allowance was increased to $4,379,050 in 1998, from $3,600,000 in 1997 and $ 1,507,869 in 1996 based upon management's estimation of market value of materials for products for which a market has not yet been established.

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                    Dec. 31,       Dec. 31,
                                      1998           1997
      Current
      Accrued interest          $   276,378       $  37,347
      Accrued payroll               733,657          12,500
      Accrued payroll taxes           1,919          13,606
        and withholdings
      Accrued vacation               46,654          87,652
      Other accrued liabilities      38,036          64,014
                                -----------       ---------
                                $ 1,096,644        $215,119
                                ===========       =========



NOTE F - BUSINESS SEGMENTS

The   Company   operates  in  three  reportable  business   segments:
Biomedical  devices,  which includes the  operations  of   Biocontrol
Technology, Inc., and Diasensor.com, Inc.; Bioremediation, which includes the operations of Petrol Rem, Inc.; and Marine Paint Products, which includes the operations of Barnacle Ban Corporation. Following is
summarized   financial  information  for  the  Company's   reportable
segments:



                             Biomedical  Bioremediation   Marine      All    Consolidated
                             Devices                      Paint       Other
                                                          Products

1998
Sales to external customers   1,028,484         45,382      40,835      31,267     1,145,968
Cost of products sold           483,388         33,061      32,777      38,595       587,821
Gross profit (Loss)             545,096         12,321       8,058      (7,328)      558,147
Identifiable assets           8,614,498        168,315       8,770   1,043,986     9,835,569
Capital expenditures            105,827              0           0       5,389       111,216
Depreciation & amortization   1,563,366         36,061       5,938     105,504     1,710,869

1997
Sales to external customers $   880,919       $138,362    $136,624  $        0  $  1,155,905
Cost of product sold            445,843         88,178     107,310           0       641,331
Gross profit                    435,076         50,184      29,314           0       514,574
Identifiable assets          11,122,314        602,460      56,860     999,666    12,981,300
Capital expenditures            661,095          4,460       8,680     526,933     1,000,051
Depreciation & amortization     720,150         33,976       2,751      93,925       850,802

1996
Sales to external customers     508,561         47,625      41,406         0       597,592
Cost of products sold           288,537         16,092      20,785         0       325,414
Gross profit                    220,024         31,533      20,621         0       272,178
Identifiable assets          13,683,657        380,851      96,710   382,773    14,543,991
Capital expenditures          3,362,400          9,188      23,755   293,840     3,689,183
Depreciation & amortization     498,256         35,725       5,406    48,120       587,507


NOTE G - LONG TERM DEBT

Long term debt consisted of the following as of:
                                                     Dec. 31,       Dec. 31,
                                                       1998           1997

Note Payable to individuals with interest at       $  250,000     $        0
prime   plus   2%,   collateralized   by   a
confession of judgement, payable in  monthly
installments   of   $60,000   beginning   on
February  10,  1999  with  a  final  balloon
payment  of  all  remaining  principal   and
interest on May 10, 1999.

Note   Payable  in  connection  with   stock        2,900,000              0
purchase  agreement for  58.4%  interest  in
International  Chemical  Technologies,  Inc.
(ICTI). The note bears interest at a rate of
8%  and  is collateralized by the shares  of
ICTI purchased in the transaction.  The note
is   payable  in  monthly  installments   as
follows:   (I) on   the first  day  of  each
calendar month from April 1,1998 through and
including  September  1,  1998  a  principal
payment of $ 150,000 per month plus interest
(ii)    on  October  1,  1998,  a  principal
payment  of $1,000,000 plus accrued interest
(iii)   on  the  first day of each  calendar
month  from  November 1,  1998  through  and
including   November  1,  1999  a  principal
payment  of $ 100,000 per month plus accrued
interest  and  (iv)  on December 1,  1999  a
final   payment   equal  to  the   remaining
outstanding  principal  balance   plus   all
accrued interest thereon. At December 31, 1998, the Company was, and continues to be, in default on the terms of this loan.
Accordingly, the unpaid balance could be declared immediately due and payable at the option of the lender.

Note  Payable  by the Company's  subsidiary,        1,191,667              0
International  Chemical  Technologies,  Inc.
(ICTI)  to,   it's former shareholder.   The
loan  is  guaranteed  by  the  Company   and
collateralized   by   all    tangible    and
intangible assets of ICTI, and assignment of
ICTI's   interest  in  its  lease  for   its
production   facilities.    Principle    and
interest  at 9.5% per annum are  payable  in
thirty-five equal  monthly  installments  of
$36,111 each commencing on April 1,1998 with
a  final  payment of all remaining principal
and  interest  due  on March  1,  2001.   At
December  31,  1998, the  Company  was,  and
continues to be in default on the  terms  of
this  loan.  Accordingly, the unpaid balance
could   be  declared  immediately  due   and
payable at the option of the lender.

Commercial Premium Finance Agreement payable           53,296              0
in   nine  monthly  installments  of  $7,818
including interest at 8% per annum beginning
November 1, 1998.

Note  Payable  due on January 5,  1999  with          150,000              0
interest   at  a  rate  of  8%  per   annum.
Collateralized by 5,444,644 shares of the Company's common stock.

Note  Payable to a bank in monthly  payments
of $999 including interest at a rate of 7.35%.            -           13,007
Collateralized  by cash on deposit.

Note  Payable  in monthly payments of $374
including interest at a rate of 18.00%.                 2,682          5,452
Collateralized by equipment.

Note  Payable to a bank in monthly  payments
of $433 including interest at a rate of 8.75%.          4,533          9,112
Collateralized by equipment.
                                                    ----------     ---------
                                                    4,552,178         27,571


Current portion of long-term debt                   4,552,178         18,765
                                                    ----------     ---------
Long-term debt                                     $        0        $ 8,806
                                                   ===========     =========

NOTE H - LEASES

     Operating Leases

     The Company is committed under a noncancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor)
     which includes four of the Company's Executive Officers and/or Directors is for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease is $8,810 for a period of 119 months to August 1, 2000 when the monthly rental payments shall be fixed at an amount equal to the fair rental value of the property as determined by mutual agreement of lessor and the Company for the balance of the lease. Total rent expense was $ 105,720 in each of the years 1998, 1997 and 1996. Future minimum lease payments as of December 31, 1998 are $ 105,720 for 1999 and $61,670
     for  2000  on  which  date  the  rental  payments  shall   be
     renegotiated.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating leases expiring in various years through 2002. Total lease expense related to these leases was $173,609, $295,809, and $239,096 in the years ended December 31, 1998, 1997 and 1996, respectively.

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

     During 1998, the Company terminated the lease of one of its two manufacturing buildings in response to the filing of a judgement for nonpayment under the terms of the lease. The company recognized a loss of $387,321 based upon the difference between the remaining lease obligation and the property relinquished.

     The following is a summary of property held under capital leases:

                                             Dec. 31,       Dec. 31,
                                              1998           1997

      Building                              $ 1,207,610    $ 1,207,610
      Construction in Progress                        0      1,465,152
      Land                                      133,750        246,250
      Equipment                                 289,531        297,828
                                            -----------      ---------
            Sub Total                         1,630,891      3,216,840

      Less: Accumulated Depreciation            277,069        159,129
                                            -----------      ---------
      Total Property under Capital Leases   $ 1,353,822    $ 3,057,711
                                            ===========    ===========

     Minimum future lease payments to related and unrelated parties are as follows:
                            Related   Unrelated
                            Parties    Parties       Total

     1999                   105,720    423,314      529,034
     2000                    61,670    360,586      422,256
     2001                         0    337,893      337,893
     2002                         0    268,724      268,724
     2003                         0    252,720      252,720
     Thereafter                   0  1,630,566    1,630,566
                           --------  ---------    ---------
     Future minimum lease
       payments             167,390  3,273,803    3,441,193
                           ========  =========    =========

NOTE I - SUBORDINATED CONVERTIBLE DEBENTURE

     During 1998, 1997 and 1996 the Company issued subordinated 4% convertible debentures totaling $10,720,000, $20,230,000 and $6,600,000, respectively. Such convertible debentures were issued pursuant to Regulation S, Regulation D, and/or Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 45 to 90 days from issuance. At December 31, 1998 and 1997, the subordinated convertible debentures totaled $2,825,000 and $3,301,280, respectively.

     As of December 31, 1998, and 1997, the conversion price of the debentures would have been approximately $.059 and $.146 per share, respectively, based upon a formula which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1998, and 1997, the number of shares issuable upon conversion of all outstanding debentures was approximately 60.1 million and 23.9 million shares, respectively, which would have reflected discounts of approximately 23% and 18%, respectively.

NOTE J - STOCKHOLDERS' EQUITY

     The Board of Directors of the Company may issue preferred stock in series, which would have rights as determined by the Board.

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

     Common Stock Warrants

     During 1998, warrants ranging from $.05 to $2.00 per share to purchase 2,670,000 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 7,831,662 shares of common stock were exercisable at December 31, 1998. The per share exercise prices of these warrants are as follows:

                   Shares            Exercise
                                     Price
                      20,000              $.05
                      20,000              $.06

                     400,000              $.13
                      10,000              $.22
                   1,226,700              $.25
                      80,000              $.33
                      50,000              $.38
                       1,482              $.45
                     350,000              $.50
                   3,484,000             $1.00
                     200,000             $1.25
                     150,000             $1.48
                       2,000             $1.69
                   1,425,000             $2.00
                       2,000             $2.09
                      94,000             $2.125
                       2,000             $2.13
                      69,480             $2.25
                      50,000             $2.41
                     105,000             $2.75
                      25,000             $3.00
                      25,000             $3.20
                       5,000             $3.31
                      25,000             $3.50
                      10,000             $4.03
                  ----------
          Total    7,831,662
                  ==========

     The fiscal year in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

 Fiscal    Warrants          Warrants Expire During Fiscal Year
  Year      Granted     1999     2000      2001        2002       2003
Granted

  1990     406,700       -         -       226,700       -       180,000

  1991   1,251,482    351,482      -       900,000       -          -

  1992      25,000       -       25,000       -          -          -

  1993     154,000       -         -       144,000       -        10,000

  1994     130,000    130,000      -          -          -          -

  1995      21,000       -       21,000       -          -          -

  1996     609,480     59,480      -       550,000       -          -

  1997   2,544,000    200,000      -     1,400,000    944,000       -

  1998   2,690,000       -         -          -     1,200,000  1,490,000
         ---------    -------   -------    ------   ---------  ---------
         7,831,662    740,962    46,000  3,220,700  2,144,000  1,680,000
         =========  =========   =======  =========  =========  =========

     The following is a summary of warrant transactions during 1998:

          Outstanding beginning of period:          5,346,662
          Granted during the twelve-month period:   2,690,000
          Canceled during the twelve-month period:    205,000
          Exercised during the twelve-month period:         0
                                                   ----------
          Outstanding and eligible for exercise:    7,831,662
                                                   ==========

     Common Stock Reserve

     At December 31, 1998 the Company has reserved unissued common stock as follows:

               Warrants                    7,831,662
               Convertible debentures     63,422,600
               Loan Security               5,444,644
                                          ----------
               Total                      76,698,906
                                          ==========

     Warrant Extensions

     During 1998, the Company extended the exercise date of warrants to purchase 1,510,180 shares of common stock to certain officers, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $3.20, and were extended at the original grant price. No expense was charged to operations since the market price was less than the original warrant price.

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

     Diasensor.com, Inc. Common Stock

     At December 31, 1998, warrants to purchase 6,674,113 shares of Diasensor.com, Inc. common stock were exercisable. The per share exercise price for 3,255,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,132,350 shares is $3.50.
     The warrants expire at various dates through 2003. To the extent that all the warrants are exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 1998 to 40.3%.

     Diasensor.com,Inc. Warrant Extensions

     During 1998, Diasensor.com,Inc. extended the exercise date of warrants to purchase 825,000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $.50 and extended at the same price.No expense was charged to operations since the market price was less than the original warrant price.

     During 1997, Diasensor.com, Inc. extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $1.00, and extended at the same price. Diasensor.com, Inc. recorded a $4,046,875 expense for the difference between the assumed value on the date the warrants were extended and the warrants' exercise prices.

     During 1996, Diasensor.com, Inc. extended the exercise date of warrants to purchase 2,970,013 shares of common stock to
     certain officers, directors, employees  and consultants.   The
     warrant shares were originally granted at exercise prices ranging from $.50 to $1.00, and extended at the same price. Diasensor.com, Inc. recorded a $8,571,033 expense for the difference between the assumed value on the date the warrants were extended and the warrants' exercise prices.

     Petrol Rem Common Stock

     At December 31, 1998 warrants to purchase 4,140,000 shares of Petrol Rem common stock were exercisable. The per share exercise price for 3,940,000 is $.10 and for 2,000,000 is $1.00. The warrants expire at various dates through 2003. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 75% at December 31, 1998 to 62.1%.

     IDT Common Stock

     At December 31, 1998 warrants to purchase 4,330,000 shares of IDT common stock were exercisable. The per share exercise price for 4,135,000 shares is $.10 and for 175,000 shares is $1.00 and for 20,000 shares is $2.00. The warrants expire at various dates through 2003. To the extent that if all the warrants were exercised, the Company's proportionate ownership would be diluted from 99.1% at December 31, 1998 to 69.3%.


NOTE K - INCOME TAXES

     As of December 31, 1998, the company and its subsidiaries, except Diasensor.com, Inc. and Petrol Rem, have available approximately $83,220,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 1998 through 2019. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $1,100,000 subject to limitations, expiring in tax years 2005 through 2019.

     As of September 30, 1998, the end of its fiscal year, Diasensor.com, Inc. had available approximately $24,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2019, are available, subject to limitations, to offset future taxable income. Diasensor.com, Inc. also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000,subject to limitations, expiring in the years 2005 through 2012.

     As of December 31, 1998, Petrol Rem had available approximately $10,150,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2019, are available, subject to limitations, to offset future taxable income. Petrol Rem also has research and development credit carryforwards available for federal income tax purposes of approximately $15,000.

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

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 1998, December 31, 1997 and December 31, 1996:



                           Dec. 31,1998     Dec. 31,1997   Dec. 31, 1996

       Net Operating Loss   $28,294,800     $ 21,508,400    $ 15,330,642
       Warrant Expense        2,741,397        2,741,397       2,741,397
       Tax Credit
       Carryforward           1,100,000          580,000         520,000
                            -----------     ------------     -----------
                             32,136,197       24,829,797      18,592,039
       Valuation Allowance  (32,136,197)     (24,829,797)    (18,592,039)
                            -----------     ------------     -----------
       Net Deferred Tax
       Asset                $         0    $           0     $         0
                            ===========     ============     ===========

     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                    Increase
                                                       in
                                      Deferred     Valuation
                                        Tax       Allowance     Net
                                       Benefit

     Year-ended December 31, 1998  ($ 7,306,400)   $ 7,306,400   $ 0
     Year-ended December 31, 1997  ($ 6,237,758)   $ 6,237,758   $ 0
     Year-ended December 31, 1996  ($ 4,702,742)   $ 4,702,742   $ 0
     From March 20,1972(inception) -------------   -----------   ---
     through December 31, 1998     ($32,136,197)   $32,136,197   $ 0


NOTE L - RELATED PARTY TRANSACTIONS

     Research and Development Activities
     The Company is currently performing research and development activities related to the non-invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasensor.com, Inc. If successfully developed,the Sensor will enable users to measure blood glucose levels without taking blood samples. Diasensor.com, Inc. acquired the rights to the Sensor, including one United States patent from BICO for $2,000,000 on November 18, 1991. Such patent covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). The Sensor is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. As discussed in Note B, BICO finances its operations from the sales of stock and issuance of debt and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasensor.com, Inc.. If BICO is unable to perform under the Research and Development or Manufacturing Agreements, Diasensor.com, Inc. would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

     BICO and Diasensor.com, Inc. have entered into a series of agreements related to the development, manufacturing and marketing of the Sensor. BICO is to develop the Sensor and carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing; 2) performing the clinical investigations leading to FDA approval for marketing;
     3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasensor.com, Inc. is to conduct the marketing of the Sensor. The following is a brief description of the agreements:

     Manufacturing Agreement

     The manufacturing agreement between BICO and Diasensor.com, Inc. was entered into on January 20, 1992. BICO is to act as the exclusive manufacturer of production units of the Sensor upon the completion of the Research and Development Agreement and sell the units to Diasensor.com, Inc. at a price determined by the agreement. The term of the agreement is fifteen years.

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasense.com, Inc. beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. Under the terms of this agreement, the Company billed Diasensor.com, Inc. $2,955,863 in research and development and general and administrative expenses for the year ending December 31, 1995. In July 1995, BICO and Diasensor.com, Inc. agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the Sensor.

     Purchase Agreement

     In November 1991, BICO entered into a Purchase Agreement with Diasense.com, Inc. under which Diasens.com, Inc. acquired BICO's rights to the Sensor for a cash payment of $2,000,000. This agreement permits BICO to use Sensor technology for the manufacture and sale by BICO of a proposed implantable closed loop system. BICO will pay Diasens.com, Inc. a royalty equal to five percent of the net sales of such implantable closed loop system.

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

     Amounts due from Officers

     At December 31, 1998 and 1997, Mr. Cooper owed the Company $8,500 related to a 12 percent simple interest demand loan. At December 31, 1998 and 1997, Mr. Cooper owed the Company $82,400, related to a 10 percent simple interest demand loan. At December 31, 1998, Mr. Cooper owed the Company $458,000, (including a $25,000 note for common stock purchased in 1997), related to 8.25 percent simple interest demand loans. The accrued interest owed by Mr. Cooper on all demand notes at December 31, 1998 and 1997 was $ 109,599 and $67,092,
     respectively.

     At December 31, 1998 and 1997, the Company had a demand loan of $5,000 with 10 percent simple interest with Glenn Keeling, a Director. At December 31, 1998 and 1997 the Company had a demand loan of $50,000 with 8.25 percent interest with Mr. Keeling. At December 31, 1998 and 1997, the Company had a demand loan of $20,000 with 8.25 percent interest with Mr. Keeling. At December 31, 1998 the Company had a demand loan of $190,000 with 8.25 percent interest with Mr. Keeling. The accrued interest owed by Mr. Keeling on all demand notes at December 31, 1998 and 1997 was $ 27,810 and $7,664, respectively.

     At December 31, 1998 and 1997, the Company had a demand loan of $50,000 with 8.25 percent simple interest with T.J. Feola, a Director. At December 31,1998 the Company had a demand loan of $185,000 with 8.25 percent simple interest with Mr. Feola. The accrued interest owed by Mr. Feola on the demand note at December 31, 1998 and 1997 was $ 18,219 and $588, respectively.

     At December 31, 1997, the Company had a note receivable of $35,000 with 8.25 percent simple interest with Dave Purdy, Fred Cooper, T.J. Feola and Glenn Keeling, all Directors who are jointly liable. As of December 31, 1998, this loan had been repaid in full.

     At December 31, 1997, the Company had extended a one year judgment note payable September 1, 1997, for $250,000, with an interest rate of prime plus one percent, with Joseph Kondisko, Allegheny Food Services, Inc. of which Joseph
     Kondisko, a former director, is principal owner. As of December 31, 1998, this loan had been reduced to $200,000, and restructured to require monthly installments of $3,630, including interest of 9.25% with a final balloon payment on April 1, 2001.

     Advances to Officers

     During the periods 1998 and 1997, the Company and its subsidiaries made advances to Mr. Cooper. At December 31, 1998 and 1997, these advances accumulated to $90,779 and $34,732, respectively.

     Employment Contracts

     The Company's employment contracts with four officers and two employees commenced November 1, 1994 and end October 31, 1999. These employment contracts set forth annual basic salaries aggregating $1,500,000 in 1997 and expiring in periods beginning October 1999 through 2002, which are subject to review and adjustment. The contracts may be extended for two to three year periods. In the event of change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     Several class action lawsuits have been filed against the company and its subsidiary Diasensor.com, Inc. as well as
     certain  of  their  directors,   all   of  which  have   been
     consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of the Company between April 25,1995 and February 26, 1996, at which time the value of the Company's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasensor.com, Inc. and manufactured by the Company. To date, a complaint has been filed in the action,to which the defendants have filed a Motion to Dismiss. The Company has engaged in voluntary mediation in order to explore whether settlement is an option. As a result of the mediation, the plaintiffs agreed to a "standstill" period, which has now expired; however, no further activity has been conducted by the plaintiffs to move the case forward. Management believes that no federal securities violation has
     occurred, and they intend to strongly defend the action.   At
     this time it is not possible to predict the outcome of the litigation or to estimate the potential damages arising from the claims, since the number of class members, and the volume and pricing of shares traded, are unknown.

     Pennsylvania Securities Commission

     The Pennsylvania Securities Commission is conducting a private investigation of the Company and its subsidiary, Diasense.com, Inc. in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.

     Additional Legal Proceedings

     During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company has provided documents in response to such requests.

     License Agreement

     Under terms of a license agreement with a shareholder of Petrol Rem for the marketing rights with respect to certain inventions Petrol Rem is to make minimum royalty payments of $50,000 per year for each year starting in 1999 through 2001.

NOTE N - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401k provisions which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 1998.

NOTE O - SUBSEQUENT EVENTS

     Public Offering

     Subsequent to December 31, 1998, and through March 19, 1999, the Company raised funds totaling $4,290,000 pursuant to its public offering.

     Common Stock

     Subsequent to December 31, 1998 and through March 19, 1999, the Company issued a total additional 143,455,285 shares of common stock bringing total outstanding common stock at March 19, 1999, to 564,228,854.


NOTE P -STOCK PURCHASE AGREEMENT


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

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at January 1, 1997. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

          Revenue          $  1,434,953
          Net loss         $(32,404,191)
          Loss per share   $      (0.45)

NOTE Q - YEAR 2000 ISSUE

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31,1999 are those which recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based upon a review of its own internal programs and software, the Company currently believes that the Year 2000 will not pose significant operational problems to its information systems, because such systems are already compliant or will be made compliant with minor adjustments. In addition, ChaseMellon Shareholder Services, the Company's transfer agent, has disclosed that it will be Year 2000 compliant and that no interruptions in service will occur. The Company is also conducting an investigation of its major suppliers, vendors and other parties to determine their respective plans for the Year 2000 compliance. The Company's common stock currently trades on the Nasdaq electronic bulletin board; Nasdaq and its parent, the NASD, have analyzed its products and systems; are addressing their Year 2000 issues; and are implementing a plan to test their systems and to remediate any Year 2000 problems. As of this date, Nasdaq has not made a definitive statement regarding when it will be compliant, but has stated that it is making all necessary changes to its trading systems. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems which impact the Company and which are required to remediate year 2000 issues will be made on a timely basis and that they will not adversely affect the Company's systems or operations.