Form 10-Q
period 1999-03-31
BIOCONTROL TECHNOLOGY INC
filed 1999-05-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       March  31, 1999

       Commission file number                  0-10822


                 BIOCONTROL TECHNOLOGY, INC.
   (Exact name of registrant as specified in its charter)

Pennsylvania                                      25-1229323
 (State of other jurisdiction                  (IRS Employer
  of incorporation or organization)      Identification no.)


300 Indian Springs Road, Indiana, Pennsylvania         15701
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

     As of March 31, 1999, 581,369,005 shares of Biocontrol
Technology, Inc. common stock, par value $.10 were outstanding.

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                              Mar. 31, 1999    Dec. 31, 1998
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $  1,971,271     $   125,745
 Accounts receivable - net of allowance for doubtful accounts        61,543          55,959
 Inventory - net of valuation allowance                              69,638          74,515
 Notes receivable - related parties                                       0               0
 Notes receivable                                                         0               0
 Interest receivable                                                      0               0
 Prepaid expenses                                                   125,491         170,544
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                             2,227,943         426,763


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,207,610       1,429,906
 Land                                                               133,750         133,750
 Construction in progress                                                 0               0
 Leasehold improvements                                           1,477,573       1,477,573
 Machinery and equipment                                          5,015,563       5,014,103
 Furniture, fixtures & equipment                                    802,044         794,740
                                                              -------------    -------------
  Subtotal                                                        8,636,540       8,850,072

 Less accumulated depreciation                                    4,372,297       4,244,650
                                                              -------------    -------------
                                                                  4,264,243       4,605,422

OTHER ASSETS
 Related Party Receivables
  Notes receivable - related parties                              1,221,266       1,223,900
  Interest receivable - related parties                             170,646         155,628
  Advances-Officers                                                 111,848          90,779
                                                              -------------    -------------
                                                                  1,503,760       1,470,307
  Allowance for related party receivables                        (1,251,351)     (1,270,307)
                                                              -------------     ------------
                                                                    252,409         200,000

 Notes receivable                                                   142,493         142,493
 Interest receivable                                                 26,303          19,778
 Goodwill, net of amortization                                    4,157,898       4,423,421
 Deposit on equipment                                                32,809               0
 Patents, net of amortization                                         1,350           2,433
 Other assets                                                             0          15,259
                                                              -------------    -------------
                                                                  4,360,853       4,803,384
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 11,105,448    $  9,835,569
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Mar. 31, 1999    Mar. 31, 1998
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  860,394       $  1,750,188
  Current portion of long-term debt                                   4,263,334          4,552,178
  Current portion of capital lease obligations                           85,784             99,061
  Debentures payable                                                  1,244,942          2,825,000
  Accrued liabilities                                                   942,290          1,096,644
  Escrow payable                                                          2,700              2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                     7,399,444         10,325,771

LONG-TERM LIABILITIES
  Capital lease obligations                                           1,391,764          1,412,880
                                                                    -------------    -------------
                                                                      1,391,764          1,412,880


UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                              0             24,162

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.10 per share,
   authorized 600,000,000 shares, issued and
   outstanding 581,369,005 at Mar. 31, 1999 and
   420,773,568 at Dec. 31, 1998                                      58,136,901         42,077,357
   Additional paid-in capital                                        85,162,470         92,725,285
   Notes receivable issued for common stock - related party             (25,000)           (25,000)
   Warrants                                                           6,396,994          6,396,994
   Accumulated deficit                                             (147,357,125)      (143,101,880)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        2,314,240         (1,927,244)
                                                                   --------------    --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY (DEFICIT)                         $  11,105,448      $   9,835,569
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
 Revenues
  Sales                                             $ 27,320    $     457,705
  Interest income                                     26,706           45,478
  Other income                                         6,767                0
                                               -------------    -------------
      Total revenues                                  60,793          503,183

Costs and expenses
  Cost of products sold                               66,419          268,980
  Research and development                           743,845        2,653,534
  Selling, general and administrative              2,443,443        1,878,754
  Warrant extensions - subsidiary                          0                0
  Interest expense                                   140,763           92,807
  Beneficial convertible debt feature                945,730        1,960,238
                                               -------------    -------------
                                                   4,340,200        6,854,313
                                               -------------    -------------

Loss before unrelated investors' interest         (4,279,407)      (6,351,130)

Unrelated investors' interest in net loss of
 subsidiary                                           24,162           64,628

 Net loss                                        ($4,255,245)     ($6,286,502)
                                                =============    =============

 Loss per common share                                ($0.03)          ($0.04)
                                                =============    =============

See notes to consolidated financial statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the three months ended
                                               March 31, 1999    March 31, 1998
                                               --------------    --------------

Cash flows used by operating activities:
 Net loss                                      ($4,255,245)       ($6,585,727)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                    441,549            213,391
  Unrelated investors' interest in subsidiary      (24,162)        (1,911,630)
  Warrant extensions by subsidiary                       0          3,715,000
  Beneficial convertible debt feature              945,730            250,000
  Stock issued in exchange for services             64,463             18,369
  (Increase) decrease in accounts receivable        (5,584)           (32,086)
  (Increase) in inventories                          4,877           (349,665)
  (Increase) decrease in prepaid expenses           45,053              8,628
  (Increase) decrease in other assets               (5,810)                20
  (Decrease) in accounts payable                  (805,773)           (64,821)
  Increase (decrease) in other liabilities        (101,897)            35,052
  (Decrease) increase in allowance for
    related party recv.                            (18,956)                 0
                                                ------------      ------------
   Net cash flow (used) by operating activities  (3,715,755)       (4,703,469)
                                                ------------      ------------

Cash flows from investing activities:
  Disposal of property, plant and equipment         175,000                 0
  Purchase of property, plant and equipment          (8,764)         (329,240)
  (Increase) decrease in notes receivable             2,634           (83,000)
  (Increase) in interest receivable                 (21,543)           (7,294)
  Deposit on equipment                              (32,809)                0
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                              114,518          (419,534)
                                              --------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of Preferred stock-
   Series B                                               0         2,027,000
 Proceeds from debentures payable                 5,770,000         1,000,000
 Payments on notes payable                         (288,844)          (21,572)
 Payments on capital lease obligations              (34,393)           57,906
                                              --------------      ------------

   Net cash provided by financing activities      5,446,763         3,063,334
                                              --------------      ------------

 Increase (decrease) in cash and equivalents      1,845,526        (2,059,669)
 Cash and equivalents, beginning of period          125,745         3,802,874
                                               -------------       -----------

 Cash and equivalents, end of period             $1,971,271        $1,743,205
                                              ==============      ============

See notes to consolidated financial statements.




                 BIOCONTROL TECHNOLOGY, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 99.4% owned subsidiary, Barnacle Ban Inc., and its 58.4% owned subsidiary, ICTI, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The Company's consolidated net income (loss) is substantially the same as comprehensive income required to be disclosed by SFAS130.

NOTE B - Net Loss Per Common Share

      Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 1999, and March 31, 1998, were 487,994,207 and 156,110,750, respectively.

NOTE C - Stockholders Equity

     During the three months ended March 31, 1999, the Company raised $5,770,000 in connection with its public offering.
(See "Management's Discussion and Analysis").

      The Company's common stock is currently traded on the NASDAQ electronic bulletion board.


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


NOTE F -  Year 2000 Issue

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31, 1999 are those which recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based upon a review of its own internal programs and software, the Company currently believes that the Year 2000 will not pose significant operational problems to its information systems, because such systems are already compliant. In addition, ChaseMellon Shareholder Services, the Company's transfer agent, has disclosed that it will be Year 2000 compliant and that no interruptions in service will occur. The Company's common stock currently trades on the Nasdaq electronic bulletin board; Nasdaq and its parent, the NASD, have analyzed its products and systems; are addressing their Year 2000 issues; and are implementing a plan to test their systems and to remediate any Year 2000 problems. As of this date, Nasdaq has not made a definitive statement regarding when it will be compliant, but has stated that it is making all necessary changes to its trading systems. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems which impact the Company and which are required to remediate year 2000 issues will be made on a timely basis and that they will not adversely affect the Company's systems or operations.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

Cash increased from $ 125,745 at December 31, 1998 to $1,971,271 March 31, 1999 attributable to proceeds of $ 5,770,000 from the Company's public offering and to the Company's $ 3,715,755 net operating expenditures. The Company also had net cash provided by investing activities of $ 114,518, which includes proceeds from the sale of property.


Results of Operations

Sales  during the first quarter decreased to $ 27,230 in  1999
from  $  457,705  in  1998.  The  decrease  was  due  to   the
discontinuation   of   sales  of  its  Functional   Electrical
Stimulators, which accounted for 51% of sales during the three-month period ended March 31, 1998.

Interest income decreased during the first quarter to $ 26,706 in 1999 from $ 45,478 in 1998. The decrease was due to the Company's decrease in cash available to invest.

Costs of Products Sold during the first quarter decreased to $
66,419 in 1999 from $268,980 in 1998. The fluctuations were primarily due to the loss of orders for the Functional
Electrical Stimulators.

Research and Development expenses during the first quarter decreased to $ 743,845 in 1999 from $ 2,653,534 in 1998. The decrease was due to a reduction in research and development expenditures, driven by the Company's cash flow problems and reduction in personnel.

Selling, General and Administrative expenses during the  first quarter  increased to $2,443,443 in 1999 from $  1,878,754  in
1998.   The  increase  was due to the  Company's  expenses  in
connection with its public offering of securities.

Interest expense decreased during the first quarter to $ 54,461 in 1999 from $ 92,807 in 1998. The decrease was due to the Company's decreased use of convertible debentures as a means to generate capital.



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
               Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated January 22, 1999, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (2) A report on form 8-K dated January 29, 1999, with respect to Item 5 other events. and Item 7
               (c), Exhibit.

          (3) A report on form 8-K dated February 9, 1999, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (4) A report on form 8-K dated February 24, 1999, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (5) A report on form 8-K dated March 22, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (6) A report on form 8-K dated March 29, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (7) A report on form 8-K dated April 1, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (8) A report on form 8-K dated April 19, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.
     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1999.


                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                    Fred E. Cooper
                                    CEO