Form 10-Q
period 1999-06-30
BIOCONTROL TECHNOLOGY INC
filed 1999-08-16
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       June  30, 1999

   Commission file number                  0-10822


                 BIOCONTROL TECHNOLOGY, INC.
   (Exact name of registrant as specified in its charter)


Pennsylvania                                 25-1229323
 (State of other jurisdiction             (IRS Employer
  of incorporation or organization)  Identification no.)


300 Indian Springs Road, Indiana, Pennsylvania    15701
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

                         Yes   X        No

     As of June 30, 1999, 648,671,008 shares of Biocontrol
Technology, Inc. common stock, par value $.10 were outstanding.

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                              Jun. 30, 1999    Dec. 31, 1998
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $ 10,336,030     $   125,745
 Accounts receivable - net of allowance for doubtful accounts        76,429          55,959
 Inventory - net of valuation allowance                                 570          74,515
 Prepaid expenses                                                   149,441         170,544
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            10,562,470         426,763


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,207,610       1,429,906
 Land                                                               133,750         133,750
 Construction in progress                                                 0               0
 Leasehold improvements                                           1,477,573       1,477,573
 Machinery and equipment                                          4,809,809       5,014,103
 Furniture, fixtures & equipment                                    831,072         794,740
                                                              -------------    -------------
  Subtotal                                                        8,459,814       8,850,072

 Less accumulated depreciation                                    4,432,918       4,244,650
                                                              -------------    -------------
                                                                  4,026,896       4,605,422

OTHER ASSETS
 Related Party Receivables
  Notes receivable - related parties                              1,567,649       1,223,900
  Interest receivable - related parties                              19,893         155,628
  Advances-Officers                                                       0          90,779
                                                              -------------    -------------
                                                                  1,587,542       1,470,307
  Allowance for related party receivables                        (1,250,504)     (1,270,307)
                                                              -------------     ------------
                                                                    337,038         200,000

 Notes receivable                                                    12,000         142,493
 Interest receivable                                                  3,705          19,778
 Goodwill, net of amortization                                    1,892,374       4,423,421
 Deposit on equipment                                                45,547               0
 Patents, net of amortization                                           267           2,433
 Other assets                                                       350,000          15,259
                                                              -------------    -------------
                                                                  2,303,893       4,603,384
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 17,230,297    $  9,835,569
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Jun. 30, 1999    Dec. 31, 1998
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  529,200       $  1,750,188
  Current portion of long-term debt                                   4,108,620          4,552,178
  Current portion of capital lease obligations                           70,925             99,061
  Debentures payable                                                 10,575,000          2,825,000
  Accrued liabilities                                                   578,134          1,096,644
  Escrow payable                                                          2,700              2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                    15,864,579         10,325,771

LONG-TERM LIABILITIES
  Capital lease obligations                                           1,373,532          1,412,880
                                                                    -------------    -------------
                                                                      1,373,532          1,412,880


UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                         21,848             24,162

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.10 per share,
   authorized 975,000,000 shares, issued and
   outstanding 648,671,008 at Jun. 30, 1999 and
   420,773,568 at Dec. 31, 1998                                      64,867,101         42,077,357
   Additional paid-in capital                                        86,273,029         92,725,285
   Notes receivable issued for common stock - related party                   0            (25,000)
   Warrants                                                           6,396,994          6,396,994
   Accumulated deficit                                             (157,566,786)      (143,101,880)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (29,662)        (1,927,244)
                                                                   --------------    --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY (DEFICIT)                         $  17,230,297      $   9,835,569
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                         For the six months ended       For the three months ended
                                                                  Jun. 30,                        Jun. 30,
                                                             1999           1998            1999             1998
                                                        --------------  --------------  --------------   --------------
Revenues
   Sales                                                   $    78,428     $   933,441      $   51,108       $  475,736
   Interest income                                              60,758          60,594          34,052           15,116
   Other  income                                                14,397               0           7,630                0
                                                         --------------  --------------  --------------   --------------
                                                               153,583         994,035          92,790          490,852
Costs  and  expenses
   Cost  of  products  sold                                    132,991         498,860          66,572          229,880
   Research  and  development                                2,154,759       4,013,632       1,410,914        1,360,098
   Selling,  general  and  administrative                    8,132,276       5,937,153       5,688,833        4,058,399
   Warrant extensions - Subsidiary                                   0       1,870,000               0        1,870,000
   Interest  expense                                           194,253         205,658          53,490          112,851
   Beneficial convertible debt feature                       4,006,524       2,631,071       3,060,794          670,833
                                                         --------------  --------------  --------------   --------------

                                                            14,620,803      15,156,374      10,280,603        8,302,061
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (14,467,220)    (14,162,339)    (10,187,813)      (7,811,209)

Unrelated investors' interest in net loss
 of subsidiary                                                   2,314       1,032,005         (21,848)         967,377
                                                         --------------  --------------  --------------   --------------

   Net  loss                                              ($14,464,906)   ($13,130,334)    ($10,209,661)     ($6,843,832)
                                                         ==============  ==============  ==============   ==============

   Loss  per  common  share                                     ($0.03)         ($0.06)          ($0.02)          ($0.03)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              1999            1998            1999              1998
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($14,464,906)  ($13,130,334)    ($10,209,661)     ($6,843,832)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                            880,777        768,884          439,228          423,567
    Reduction in goodwill                                    2,000,000              0        2,000,000                0
    Unrelated  investors'  interest  in  subsidiary             (2,314)    (1,032,005)          21,848         (967,377)
    Warrants granted by subsidiary                             496,536              0          496,536                0
    Warrant extensions by subsidiary                                 0      1,870,000                0        1,870,000
    Debenture interest converted to stock                       22,070         72,665           22,070           53,800
    Premium for extention on debenture                               0        680,500                0          680,500
    Beneficial convertible debt feature                      4,006,524      2,631,071        3,060,794          670,833
    Acquistion of ICTI                                               0        621,517                0          871,517
    Stock issued in exchange for services  		        64,463        (17,688)               0            7,499
    (Increase) decrease in receivables                         (20,470)       314,221          (14,886)         218,869
    (Increase) decrease in inventories                          73,945        (30,941)          69,068            2,800
    (Increase) decrease in prepaid expenses                     21,103        (16,833)         (23,950)           4,913
    (Increase) decrease in other assets                       (355,810)        (4,469)        (350,000)           4,074
    (Decrease) increase in accounts payable                 (1,096,090)       698,817         (290,317)         841,682
     Increase in  other  liabilities                          (466,053)       422,969         (364,156)         489,141
    (Decrease) increase in allowance for related party recv.   (19,803)        (1,743)            (847)          (1,743)
     Impairment loss                                           283,208              0          283,208                0
                                                          --------------  --------------  --------------   --------------

     Net  cash  flow (used) by  operating activities        (8,576,820)    (6,153,369)      (4,861,065)      (1,673,757)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Disposal of property, plant, and equipment                 175,000               0               0                0
    Purchase  of  property, plant and equipment               (121,038)       (784,082)       (112,274)         (48,118)
    (Increase) in  notes  receivable                           (49,341)       (825,050)        (51,975)        (175,050)
    (Increase) in interest receivable                          (22,345)        (33,844)           (802)         (19,212)
    Deposit on equipment                                       (45,547)              0         (12,738)               0
    Acquisition of ICTI                                              0      (1,030,000)              0       (1,030,000)
                                                         --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities           (63,271)     (2,672,976)       (177,789)      (1,272,380)
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Proceeds from public offering                             19,361,418       6,945,000      13,591,418        1,725,000
  Payments on notes payable                                   (443,558)       (528,634)       (154,714)        (374,474)
  Payments on capital lease obligations                        (67,484)        (54,553)        (33,091)         (28,781)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities         18,850,376       6,361,813      13,403,613        1,321,745
                                                         --------------  --------------  --------------   --------------

  (Decrease) increase in cash and equivalents               10,210,285      (2,464,532)      8,364,759       (1,624,392)
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents, beginning  of  period                125,745       2,759,067       1,971,271        1,918,927
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                 $10,336,030    $    294,535     $10,336,030       $  294,535
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.





                 BIOCONTROL TECHNOLOGY, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 58.4% owned subsidiary, ICTI, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 1999, and June 30, 1998, were 535,289,451 and 202,083,594, respectively.

NOTE C - Stockholders Equity

During  the six months ended June 30, 1999, the Company raised
$19,361,418  in  connection with its  public  offering.   (See
"Management's Discussion and Analysis").

The Company's common stock is currently traded on the electronic bulletin board.

NOTE D - Goodwill

The company recognized $5,310,501 of goodwill in connection with a Stock Purchase Agreement dated February 20, 1998 to acquire 58.4% of International Chemical Technologies, Inc. For purposes of amortizing this goodwill, Management has determined a useful life of 5 years. In the quarter ended June 30, 1999, management recorded a charge of $ 2,000,000 based upon a reevaluation of goodwill.

NOTE E - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,etal., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities which the company denies. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

NOTE F -  Year 2000 Issue

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31, 1999 are those which recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based upon a review of its own internal programs and software, the Company currently believes that the Year 2000 will not pose significant operational problems to its information systems, because such systems are already compliant. In addition, ChaseMellon Shareholder Services, the Company's transfer agent, has disclosed that it will be Year 2000 compliant and that no interruptions in service will occur. The Company's common stock currently trades on the electronic bulletin board; Nasdaq and its parent, the NASD, have analyzed their products and systems; are addressing their Year 2000 issues; and are implementing a plan to test their systems and to remediate any Year 2000 problems. As of this date, Nasdaq has not made a definitive statement regarding when it will be compliant, but has stated that it is making all necessary changes to its trading systems. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems which impact the Company and which are required to remediate year 2000 issues will be made on a timely basis and that they will not adversely affect the Company's systems or operations.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

Cash  increased  from  $ 125,745 at December  31,  1998  to  $
10,336,030 as of June 30, 1999 attributable to proceeds  of  $
19,361,418 from the Company's public offering and to the Company's $ 8,576,820 net operating expenditures.

During the second quarter, three of the Company's officers, Fred E. Cooper, Anthony J. Feola and Glenn Keeling, converted their outstanding amounts due to the Company to term loans.
Repayments to the Company began in May 1999.


Results of Operations

Sales during the second quarter decreased from $475,736 in 1998 to $51,108 in 1999 and decreased for the six-month period from $933,441 in 1998 to $78,428 in 1999. The decreases were due to the discontinuation of the Companys FES project.


Interest income increased during the second quarter from $15,116 in 1998 to $34,052 in 1999 and increased for the six-month period from $60,594 in 1998 to $60,758 in 1999. The fluctuations were due to the Company's varying amounts available to invest in each of those periods.

Costs of Products Sold during the second quarter decreased from $229,880 in 1998 to $66,572 in 1999 and decreased for the six month period from $498,860 in 1998 to $132,991 in 1999.
The decreases were primarily due to the suspension of FES activities.

Research and Development expenses during the second quarter increased from $1,360,098 in 1998 to $1,410,914 in 1999 and decreased for the six month period from $4,013,632 in 1998 to $2,154,759 in 1999. The second quarter increase was due to additional activity in connection with the sensor project.

Selling, General and Administrative expenses during the second quarter increased from $4,058,399 in 1998 to $5,688,833 in 1999 and increased for the six month period from $5,937,153 in 1998 to $8,132,276 in 1999. The increase from 1998 to 1999 was due to goodwill expenses related to the ICTI acquisition.

During 1999, the Company revisited its ICTI operations and determined that the product may not exhibit all of the properties needed for commercial success. In connection with such analysis, the Company deiscovered a different metal-coating process which may have the potential to succeed, and is pursuing the feasibility of manufacturing and selling that product. As a result, the Company has begun to write down the goodwill associated with the ICTI purchase.



Interest expense during the second quarter decreased from $112,851 in 1998 to $53,490 in 1999 and decreased for the six month period from $205,658 in 1998 to $194,253 in 1999. The decreases were due to the Company's efforts in acquiring capital through 4% convertible debentures and to Notes Payable in connection with the acquisition of ICTI.



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1) A report on form 8-K dated May 24, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.

          (2) A report on form 8-K dated June 24, 1999, with respect to Item 5 other events. and Item 7 (c), Exhibit.

          (3) A report on form 8-K dated July 1, 1999, with respect to Item 5 other events and Item 7 (c), Exhibit.

     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 1999.


                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                    Fred E. Cooper
                                    CEO