Form 10-Q
period 1999-11-12
BIOCONTROL TECHNOLOGY INC
filed 1999-11-15
CIK 225211

5

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       September 30, 1999

 Commission file number                  0-10822


                 BIOCONTROL TECHNOLOGY, INC.
   (Exact name of registrant as specified in its charter)


Pennsylvania                                     25-1229323
(State of other jurisdiction                  (IRS Employer
 of incorporation or organization)       Identification no.)


625 Kolter Drive, Indiana, Pennsylvania               15701
(Address of principal executive offices)          (Zip Code)

                       (724) 349-9147
     Registrant's telephone number, including area code


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

     As of September 30, 1999, 884,970,214 shares of
Biocontrol Technology, Inc. common stock, par value $.10 were outstanding.

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                              Sep. 30, 1999    Dec. 31, 1998
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $ 19,357,189     $   125,745
 Accounts receivable - net of allowance for doubtful accounts        76,500          55,959
 Inventory - net of valuation allowance                              10,000          74,515
 Prepaid expenses                                                   372,177         170,544
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            19,815,866         426,763


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,207,610       1,429,906
 Land                                                               133,750         133,750
 Leasehold improvements                                           1,590,740       1,477,573
 Machinery and equipment                                          5,043,167       5,014,103
 Furniture, fixtures & equipment                                    838,588         794,740
                                                              -------------    -------------
  Subtotal                                                        8,813,855       8,850,072

 Less accumulated depreciation                                    4,588,174       4,244,650
                                                              -------------    -------------
                                                                  4,225,681       4,605,422

OTHER ASSETS
 Related Party Receivables
  Notes receivable - related parties                              1,571,495       1,223,900
  Interest receivable - related parties                              18,928         155,628
  Advances-Officers                                                     -            90,779
                                                              -------------    -------------
                                                                  1,590,423       1,470,307
  Allowance for related party receivables                        (1,247,905)     (1,270,307)
                                                              -------------     ------------
                                                                    342,518         200,000

 Notes receivable                                                    12,000         142,493
 Interest receivable                                                  4,059          19,778
 Goodwill, net of amortization                                      678,502       4,423,421
 Patents, net of amortization                                           -             2,433
 Other assets                                                       395,847          15,259
                                                              -------------    -------------
                                                                  1,090,408        4,603,384
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 25,474,473     $  9,835,569
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Sep. 30, 1999    Dec. 31, 1998
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  525,287       $  1,750,188
  Current portion of long-term debt                                   4,093,730          4,552,178
  Current portion of capital lease obligations                           80,034             99,061
  Debentures payable                                                  8,469,000          2,825,000
  Accrued liabilities                                                 1,541,172          1,096,644
  Escrow payable                                                          2,700              2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                    14,711,923         10,325,771

LONG-TERM LIABILITIES
  Capital lease obligations                                           1,330,912          1,412,880
  Notes payable                                                           2,717                -
                                                                    -------------    -------------
                                                                      1,333,629          1,412,880


UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                            -               24,162

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.10 per share,
   authorized 975,000,000 shares, issued and
   outstanding 884,970,214 at Sep. 30, 1999 and
   420,773,568 at Dec. 31, 1998                                      88,497,021         42,077,357
   Additional paid-in capital                                        88,115,407         92,725,285
   Notes receivable issued for common stock - related party                 -              (25,000)
   Warrants                                                           6,396,994          6,396,994
   Accumulated deficit                                             (173,580,501)      (143,101,880)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        9,428,921         (1,927,244)
                                                                   --------------    --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY (DEFICIT)                         $  25,474,473      $   9,835,569
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


              BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (Unaudited)

                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              1999          1998             1999             1998
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                  $     86,936     $ 1,019,520        $  8,508        $  86,079
   Interest income                                             204,024          93,060         143,266           32,466
   Other income                                                 14,397             -               -                -
                                                         --------------  --------------  --------------   --------------
                                                               305,357       1,112,580         151,774          118,545

Costs and expenses
   Cost of products sold                                       148,678         536,680          15,687           37,820
   Research and development                                  3,456,384       5,167,106       1,301,625        1,153,474
   Selling, general and administrative                      19,643,437       8,780,862      11,511,161        2,843,709
   Warrant extensions - Subsidiary                             -             1,870,000             -                -
   Interest expense                                            331,345         245,605         137,092           39,947
   Beneficial convertible debt feature                       7,228,296       3,617,914       3,221,772          986,842
                                                         --------------  --------------  --------------   --------------

                                                            30,808,140      20,218,167      16,187,337        5,061,792
                                                         --------------  --------------  --------------   --------------
Loss  before  unrelated investors' interest                (30,502,783)    (19,105,587)    (16,035,563)      (4,943,247)
Unrelated investors' interest in net loss
 of subsidiary                                                  24,162       1,109,390          21,848           77,385
                                                         --------------  --------------  --------------   --------------

    Net  loss                                              ($30,478,621)  ($17,996,197)   ($16,013,715)     ($4,865,862)
                                                         ==============  ==============  ==============   ==============
    Loss  per  common  share                                     ($0.05)        ($0.07)         ($0.03)          ($0.02)
                                                         ==============  ==============  ==============   ==============


See  notes  to  consolidated  financial  statements.

                          BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                            (Unaudited)
                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                            1999            1998             1999             1998
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($30,478,621)  ($17,996,197)   ($16,013,715)     ($4,865,862)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation  and  amortization                          1,036,300      1,190,904         155,523          461,419
    Reduction in goodwill                                    3,213,872            -         1,213,872              -
    Unrelated  investors'  interest  in  subsidiary            (24,162)      (213,645)        (21,848)         (77,385)
    Warrants granted by subsidiary                           5,758,343            -         5,261,807              -
    Warrant extensions by subsidiary                               -          974,270           -                  -
    Debebture interest converted to stock                      129,789         96,697         107,719           24,033
    Premium for extensions by subsidiary                           -          680,500           -                  -
    Beneficial convertible debt feature                      7,228,296      3,617,914       3,221,772          986,842
    Stock issued in exchange for services                       64,463        (23,937)          -               (6,250)
    (Increase) decrease in receivables                         (20,541)       262,923             (71)         (59,880)
    (Increase) decrase in inventories                          105,344         83,135          31,399          106,581
    (Increase) decrease in  prepaid  expenses                 (206,633)       (51,197)       (227,736)         (35,551)
    Decrease in other assets                                  (356,110)        35,269            (300)            1684
    (Decrease) increase in accounts payable                 (1,100,003)       443,747          (3,913)        (229,541)
    (Decrease) increase in  other  liabilities                 496,985        430,975         963,038           45,837
    (Decrease) increase in allowance for related party recv.   (22,402)           -            (2,599)             -
    (Decrease) increase in inventory allowance                 (40,829)           -           (40,829)             -
    Impairment loss                                            283,208            -             -                  -
                                                          --------------  --------------  --------------   -------------
 Net cash flow used  by  operating activities              (13,932,701)   (10,468,642)     (5,355,881)      (3,648,073)
                                                          --------------  --------------  --------------   -------------

Cash  flows  from  investing  activities:
    Disposal of property & Equipment                           175,000            -             -                  -
    Purchase  of  property, plant and equipment               (475,079)       (162,766)       (354,041)         (22,583)
    (Increase) in  notes  receivable                           (89,341)        (82,050)        (40,000)         743,000
    Payments on notes receivable                                41,154            -             41,154             -
    (Increase) in interest receivable                          (21,734)        (59,709)            611          (25,865)
    Deposit on equipment                                       (45,547)           -             -                  -
    Acquistion of ICTI                                            -         (1,030,000)         -                  -
                                                         --------------  --------------  --------------   --------------

    Net cash provided (used) by investing activities          (415,547)     (1,334,525)       (352,276)         694,552
                                                         --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:

  Proceeds  from  public offering                           34,136,418      10,070,000      14,775,000        3,125,000
  Payments on notes payable                                   (452,563)       (539,354)         (9,005)         (10,720)
  Increase in notes payable                                       -            250,000          -               250,000            -
  Payments on capital lease obligations                       (104,163)        (67,678)        (36,679)         (36,426)
                                                         --------------  --------------  --------------   --------------

     Net  cash  provided  by  financing  activities         33,579,692       9,712,968      14,729,316        3,327,854
                                                         --------------  --------------  --------------   --------------

 (Decrease) increase in cash and equivalents                19,231,444      (2,090,199)      9,021,159          374,333
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period               125,745       2,759,067      10,336,030          294,535
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period               $  19,357,189   $     668,868   $  19,357,189    $     668,868
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.


               BIOCONTROL TECHNOLOGY, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasensor.com, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 58.4% owned subsidiary, ICTI, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 1998, and September 30, 1999, were 241,246,805 and 615,701,092, respectively.


NOTE C - Stockholders Equity

During the three months ended September 30, 1999, the Company raised $14,775,000 in connection with its public offering.

The   Company's  common  stock  is  currently  traded  on  the
electronic bulletin board.


NOTE D -Goodwill

The company recognized $5,310,501 of goodwill in connection with a Stock Purchase Agreement dated February 20, 1998 to acquire 58.4% of International Chemical Technologies, Inc. For purposes of amortizing this goodwill, Management determined a useful life of 5 years. In the quarter ended June 30, 1999, management recorded a charge of $ 2,000,000 based upon a reevaluation of goodwill. In the quarter ended September 30, 1999, management recorded a charge of $948,348 based upon the reevaluation of goodwill.

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


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

Cash   increased  from  $125,745  at  December  31,  1998   to
$19,357,189   at  September  30,  1999.   This  increase   was
attributable to proceeds of $34,136,418 from the Company's public offering and to the Company's $13,932,701 net cash flow used by operating activities during the nine months ended September 30, 1999.

Notes Receivable from Related Parties increased from $1,223,900 to $1,571,495 during the nine months ended September 30, 1999. The increase was due to $100,000 of loans to a company which is 66% owned by Fred E. Cooper, the Company's CEO and a director, and the consolidation of accrued interest receivable and miscellaneous advances into notes receivable.

Results of Operations

Sales during the third quarter decreased from $86,079 in  1998 to $8,508 in 1999 and decreased for the nine month period from $1,019,520 in 1998 to $86,936 in 1999. The decreases were due to the discontinuation of the Company's FES project.

Interest income increased during the third quarter from $32,466 in 1998 to $143,266 in 1999 and increased for the nine month period from $93,060 in 1998 to $204,024 in 1999. The increase occurred because the Company had more funds to invest.

Costs of Products Sold during the third quarter decreased from $37,820 in 1998 to $15,687 in 1999 and decreased for nine month period from $536,680 in 1998 to $148,678 in 1999. The overall decrease is primarily due to the suspension of FES activities.

Research and Development expenses during the third quarter increased from $1,153,474 in 1998 to $1,301,625 in 1999 and decreased for the nine month period from $5,167,106 in 1998 to $3,456,384 in 1999. The third quarter increase was due to additional activity in connection with the sensor project, made possible due to the availability of additional funds.

Selling, General and Administrative expenses during the third quarter increased from $2,843,709 in 1998 to $11,511,161 in 1999 and increased for the nine month period from $8,780,862 in 1998 to $19,643,437 in 1999. The increase from 1998 to
1999 was due to goodwill expenses related to the ICTI acquisition of $948,348; accrued bonuses of $1,025,000, and an overall staff increase on the Sensor project following the cut backs in 1998.

During 1999, the Company revisited its ICTI operations and determined that the product may not exhibit all of the properties needed for commercial success. In connection with such analysis, the Company discovered a different metal-coating process which may have the potential to succeed, and is pursuing the feasibility of manufacturing and selling that product. As a result, the Company has written down the goodwill associated with the ICTI purchase.

Interest expense during the third quarter increased from $39,947 in 1998 to $137,092 in 1999 and increased for the nine month period from $245,605 in 1998 to $331,345 in 1999. The increases were due to the Company's efforts in acquiring capital through 4% convertible debentures and to Notes Payable in connection with the acquisition of ICTI.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K
           (1) A  report  on form 8-K dated August  17,  1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (2)  A  report on form 8-K dated September 09, 1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (3)  A  report on form 8-K dated September 14, 1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (4)  A  report on form 8-K dated September 16, 1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (5)  A  report on form 8-K dated September 22, 1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (6)  A  report on form 8-K dated September 24, 1999,
               with respect to Item 5 other events and Item  7
               (c), Exhibit.

          (7) A report on form 8-K dated October 6, 1999, with respect to Item 5 other events and Item 7
               (c), Exhibit.

          (8) A report on form 8-K dated October 12, 1999, with respect to Item 5 other events and Item 7
               (c), Exhibit.


     SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 1999.


                              BIOCONTROL TECHNOLOGY, INC.


                              By  /s/  Fred E. Cooper
                                  Fred E. Cooper
                                  CEO