Form 10-K
BIOCONTROL TECHNOLOGY INC
filed 2000-03-27
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended 12/31/99  Commission File Number   0-10822

                   Biocontrol Technology, Inc.
     (Exact name of registrant as specified in its charter)

               Pennsylvania                     25-1229323
     (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification Number)

   2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, Pennsylvania    15220
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of March 20, 2000:

Common Stock, $.10 par value --$431,376,370

As of December 31, 1999, 956,100,496 shares of common stock, par value $.10 per share, were outstanding.

As of December 31, 1999, 72,000 shares of preferred stock, par value $10 per share, were outstanding.

           Exhibit index is located on pages 32 to 33

Item 1.  Business

General Development of Business

Biocontrol Technology, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. and is referred to herein as "BICO" or the "Company". BICO's operations are currently located at 625 Kolter Drive, Indiana, PA, and its administrative offices are located at 2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA. The Company is developing the Noninvasive Glucose Sensor with Diasensor.com, Inc., its 52% owed subsidiary. Where applicable, BICO and Diasensor.com will be referred to herein as the "Companies".

The primary business of the Company is the development of new devices which include models of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor"), an implantable port for drug delivery and hemodialysis use, a polyurethane heart valve, a device designed to use whole-body extracorporeal hyperthermia in the treatment of cancer and the human immunodeficiency virus ("HIV"), and bioremediation products. (See "Management's Discussion and Analysis").

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

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent were purchased by Diasensor.com from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to such patent to Diasensor.com. Additional concepts to improve the capability of the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of November 1999, a total of seven patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasensor.com (See, "Intercompany Agreements").

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

Due to continued delays in the FDA approval process, and while continuing to work with the FDA and conduct its mandated testing, the Companies turned their focus to other markets for the Diasensor 1000 besides the U.S.

In 1998, BICO, as designer and manufacturer of the device, was awarded ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a "conformity assessment" of BICO's quality system. BICO was awarded International Organization for Standardization ("ISO") Certification to the 9001 standard, evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. BICO also was awarded EN46001 Certification, indicating it meets European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV, BICO received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits the Companies to sell the Diasensor and other medical products in Europe.

With regard to marketing the device within the United States, the Companies continued to work with the FDA to obtain approval. A revised 510(k) Notification was submitted in October 1996, and was followed by continued discussions with the FDA. During 1997 and 1998, the Company continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000. Due to the Company's cash flow problems during 1998, testing did not proceed at the pace originally anticipated, and completion of the testing was delayed.

BICO continued various aspects of the Diasensor development, resulting upon a method by which the readings generated by the machine could be transmitted via modem to the patient's clinic or physician. Following an in-depth marketing study, the Company determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. The model of the Diasensor has been named the Diasensor 2000 to differentiate between this model and the earlier model. Upon the advice of the FDA, BICO determined that it was in the Companies' best interest to submit a PreMarket Approval Application ("PMA") to the FDA seeking marketing approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system wherein individual modules of a PMA submission could be made as they were ready. In May 1999, BICO submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA requested further information that will be submitted in future modules. Future modules will include non-clinical testing, such as product validation and safety testing, and human clinical trial data.

The Diasensor is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor uses internal algorithms to calculate a glucose measurement.

Since the Diasensor will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in the patient's home. This feature may limit the marketability of the Diasensor, and if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Hampered by the Companies' cash flow problems, progress on the Sensor project was slowed during 1998. Once funds became available, the Company allocated resources to re-establishing active dialog with the FDA. To further that effort, the Company has engaged Joslin Diabetes Center to design and conduct clinical trials, which are necessary to obtain FDA approval.

In addition to the agreement with Joslin, the Company took other significant steps toward FDA approval. In February 1999 the Company submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a relatively new FDA procedure, which divides submissions into modules. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both its own experience and by observing other module submissions, the Company does not believe that the FDA intends to "approve" the PMA one module at a time. Rather, the Company has had meetings with the FDA, including an October meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

The Company is also developing a Telemedicine program for use with the Diasensor. This program would involve the use of a Diasensor, along with an internet software program. Each reading on the Diasensor would be automatically stored for transmission, via the internet, to a location, which would analyze the data and transmit it to the patient's physician. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin. The Company believes that this Telemedicine program, which would involve a monthly fee for the use of the device and the service, rather than a purchase of the device, will make the Diasensor technology available to larger numbers of diabetics.

As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next module of the PMA will be submitted, or when the FDA will complete its review of such submission.

Although the Company's research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor in the United States. In 1999, the Companies also focused additional effort on the European market, and are planning to send devices to different European sites for clinical evaluation in order to encourage those markets to use the Diasensor.

Diasensor.com is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasensor.com plans to market the Noninvasive Glucose Sensor and the Telemedicine program directly
to  diabetics, through their doctors' orders.   The  Telemedicine
program will involve a monthly fee for the use of both the Sensor and the service. Such prices may be set at levels, which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the
Companies  are  unable  to  make  any  projections  as   to   the
availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1999 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will
be  suitable  users  of  the Noninvasive Glucose  Sensor.   Those
diabetics   who   require  and  benefit  from  frequent   glucose
monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

Extracorporeal Hyperthermia

In January 2000, the Company announced it received FDA Clearance to market the ThermoChem-HT SystemT with intended use to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In a surgical procedure all cancerous growths are surgically removed from the patient's abdomen and pelvis while all spaces and lining surfaces are opened, the abdomen is perfused utilizing the ThermoChem-HT System with a heated physiologic solution circulating for a two (2) hour period.

Since 1992, IDT and HemoCleanse, Inc. an unaffiliated company, located in Lafayette, Indiana, have been engaged in a project, which involves the use of a device as a delivery system for perfusion-induced hyperthermia. Perfusion induced hyperthermia is the elevation of the core temperature of either a regional part of the body (PIRH-Perfusion Induced Regional hyperthermia) or the entire body (PISH-Perfusion Induced Systemic Hyperthermia) using an extracorporeal device.

HemoCleanse, Inc., founded in 1989, designs, manufacturers and markets medical devices and disposables for the treatment of blood outside the body. The Company's unique technology is based on special chemical sorbents that selectively remove toxins from the blood while balancing blood chemistries.

HemoCleanse's core product, the BioLogic-DTT, received clearance by the FDA in 1994 as a detoxifier for treatment of drug overdose in 1996; the BioLogic-DT received FDA (510K) clearance for an active hepatic coma indication.

In 1993, IDT entered into a License Agreement with HemoCleanse to develop the ThermoChem technology for delivering PISH. Under the License Agreement, IDT was granted worldwide rights to market the ThermoChem technology and disposables for PISH.

In 1998, the License Agreement was amended to allow IDT to manufacture the ThermoChem-HT System and related disposables for perfusion-induced hyperthermia and expand the field of relevance to the use of the ThermoChem technology to hypothermia.

The ThermoChem technology is comprised of two separate systems, the ThermoChem-HT System the ThermoChem-SB System.

The  ThermoChem-HT System delivers perfusion induced systemic and
perfusion   induced  regional  hyperthermia.   The  ThermoChem-HT
System is comprised of several specialty-integrated devices that perform the following:

    Blood/Fluid Propulsion via roller pump with maximum flow rate of 2000 ccs per minute

    Water heating and cooling to control extracorporeal blood/fluid temperature up to maximum of 118.4 F

    Air bubble detection

    Roller pump occlusion detection

    Monitoring and recording temperatures up to seven sites

    Constant up-to-the minute information on status of patient treatment via video touch screen

    Data acquisition capabilities

The ThermoChem-SB SystemT is an accessory to the ThermoChem-HT
System and is used when delivering perfusion induced systemic hyperthermia.

The ThermoChem-SB is an extracorporeal blood treatment system that circulates blood from the ThermoChem-HT, passes through a cellulosic plate dialyzer, and returns it to the ThermoChem-HT circuit. Within the dialyzer, diffusion causes many chemicals to pass from the blood into a sorbent suspension surrounding the membranes. Depending upon the binding characteristics of the sorbents, some chemicals remain a low concentration in the dialysate (and are therefore efficiently removed from the blood), and others reach concentrations similar to the blood (are therefore not removed from the blood). Inclusion of certain chemicals in the sorbent suspension composition can partially saturate sorbent binding sites, and cause return of those chemicals to the blood during treatment. The ThermoChem-SB does not use a roller pump to move blood, as the ThermoChem-HT, but rather uses pressure changes in the sorbent side to expand and compress the membrane packages, thus pulling and returning blood to the ThermoChem-HT circuit. The sorbent suspension is contained within a bag in which all ultrafiltrate is captured; the weight changes of the entire machine mirrors the weight change of the patient. By simple algorithms, the ThermoChem-SB alters blood inflow and outflow cycle times to increase fluid removal from the patient, or automatically reinfuse fluid to the patient to obtain exactly the prescribed weight increase or decrease.

Perfusion-induced systemic hyperthermia, a form of whole-body hyperthermia achieved through the ThermoChem-HT System involves heating the patient's blood outside the body to approximately 48 degrees centigrade and returning it back to the body, thus raising the body's core temperature to the desired treatment temperature up to a maximum of 42.5 degrees centigrade. Blood passes a roller pump that send it onward to the heat exchanger where indirect heating of the blood occurs, raising the outside blood temperature to approximately 46 degrees centigrade. A portion of the blood passes through a T-connection to the ThermoChem-SB, located between the roller pump and the heat exchanger, where it is chemically balanced on a real-time basis and then returned to the blood flow path before it reaches the heat exchanger. Continually circulating blood is returned to the patient at 46 degrees centigrade, gradually raising the patient's core body temperature to the desired treatment temperature, which is measured by various temperature probes throughout the body.

Although other entities have experimented with the use of PISH, one significant problem has been the safe delivery of the procedure. IDT believes that the improvements inherent to their ThermoChem technology increase the safety of the procedure.

As a result, IDT believes that they have taken a significant step towards the creation of a safe delivery system. Although there can be no assurances that the ThermoChem technology is safe for all humans, clinical trials to date have confirmed that the humans tested were able to safely tolerate PISH at a core temperature of 42 degrees centigrade for two hours. Based in part upon the safety results of its initial clinical results, the FDA has approved additional clinical trials.

In 1998 IDT began developing protocols for perfusion-induced regional hyperthermia utilizing only the ThermoChem-HT system on procedures that are already being performed as therapy and are effective for treating certain types of cancer; however, the perfusion setup is not standardized. The first protocol developed involved intraperitoneal hyperthermia that resulted in FDA clearance of the ThermoChem-HT system in January 2000. Other protocols are under development to expand the intended use of the ThermoChem-HT system.

         UNIVERSITY OF TEXAS MEDICAL BRANCH AT GALVESTON

Pre-clinical studies were conducted on six swine to assure safety at an increased flow rate and maintenance of a higher core temperature of 109.4 F for a period of two hours. This study concluded that blood chemistries were normalized with the use of the ThermoChem technology. In November 1996, we submitted an IDE application to the FDA for a study utilizing the ThermoChem technology for PISH for two hours at 108.4 F to treat patients with metastatic non-small cell lung cancer. This protocol was developed by the University of Texas in Galveston. The FDA responded in December 1996 with an approval to conduct a Phase I trial. The University of Texas' Institutional Review (IRB) granted approval of this study in May 1997.

On September 11, 1997, we entered into an agreement with the University of Texas Medical Branch at Galveston (UTMB) to begin a human clinical trial in November 1997. The trial utilized the ThermoChem technology and disposables to deliver perfusion-induced systemic hyperthermia to treat patients with metastatic non-small cell lung cancer. One of the objectives of this Phase I trial was to evaluate the ThermoChem technology for the use in the treatment of metastatic non-small cell lung cancer with regard to patient selection, tumor response, patient performance status, and patient survival. The follow-up of the patients is patterned after the Southwest Oncology Group protocols, which are considered state-of-the-art studies to follow response of cancer to the therapy. The study is being conducted at the General Clinical Research Center (GCRC) at UTMB, which is supported by the National Institute of Health (NIH). This is the only PISH study for metastatic non-small cell lung cancer approved by the FDA. Five patients with stage IV metastatic non-small cell lung cancer received PISH treatment through June 1998. An abstract of the results of the first five patients was presented by the principal investigator at the American Association for Cancer Research at Philadelphia, Pennsylvania in March 1999.

In February 2000, the FDA and the necessary IRB at the University of Texas Medical Branch at Galveston approved continued clinical trials using the ThermoChem-HT technology to treat patients with stage IIIb small cell lung cancer.

            WAKE FOREST UNIVERSITY SCHOOL OF MEDICINE

In May 1998, the FDA approved an Investigational Device Exemption
(IDE) to allow a human clinical trial utilizing the ThermoChem-HT System to study the effectiveness of the device for heating and maintaining core temperature of the peritoneal cavity in patients with advance gastrointestinal and ovarian cancers. The procedure of intraperitoneal hyperthermic chemotherapy has been done at Wake Forest School of Medicine since 1992 utilizing a non-standardized perfusion setup.

The ThermoChem-HT System heats the perfusion solution and circulates it into and out of the peritoneal cavity. Flow from the patients Outlet Catheter passes through a Roller Pump and
then   to  an  in-line,  disposable  Heat  Exchanger.   The  Heat
Exchanger is interfaced with heated water from a heater/cooler that provides regulated temperature control to the Heat Exchanger. The disposable circuit includes an in-line Reservoir that primes the circuit and maintains adequate fluid volumes. The system monitors the inflow and outflow temperatures of the circulating Perfusion Solutions.

The Company and surgeons at Wake Forest believe that the ThermoChem-HT System can make the technique more effective with better temperature monitoring and control. This procedure is offered as a standard-of-care treatment to patients with advanced ovarian and gastrointestinal cancers at Wake Forest University Baptist Medical Center.

IDT's Medical and Scientific Advisory Board consists of the three following professionals. Currently, none of the board members receive a fee for serving on the board, but are reimbursed for expenses incurred.

Corklin R. Steinhart, M.D., Ph.D., is the medical director of special immunology services at Mercy Hospital in Miami, Florida. Milton B. Yatvin, Ph.D., is a professor in the Radiation & Thermal Biology Division, Department of Radiation Oncology at Oregon Health Sciences University in Portland, Oregon.
Stephen R. Ash, M.D., F.A.C.P., is the Chairman of the Board and Director of Research and Development of HemoCleanse, a corporation located in West Lafayette, Indiana.
The Company has expensed approximately $12,204,000 on this project through December 31, 1999, which includes the Company's acquisition of HemoCleanse common stock, via a purchase of common stock and the conversion of a loan into common stock. Bioremediation

BICO is also involved in the field of biological remedial ("bioremediation") development. Bioremediation technology utilizes naturally occurring microorganisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRPr, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule, which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRPr comes in contact with the petroleum substances, the contaminants are bound to the PRPr, and they stay afloat. Because the product contains the necessary nutrients and microorganisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will biodegrade both the petroleum and itself.

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

PRPr is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's OIL BUSTER r product, which is used for small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops, or as a container for heavy petroleum sludges.

The product is listed on the EPA's National Contingency Plan ("NCP") Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the NCP be submitted to additional testing. Because PRPr successfully passed the Tier II efficacy test conducted by NETAC, the product was requalified for listing on the NCP. In addition, PRP was one of only fourteen products listed after the 1996 Alternative Response Tool Evaluation System was implemented.

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

In addition to PRP, Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOK, which is PRP contained in a 10" fabric tube, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOK, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO-SOKr helps to keep waters clear. In addition, BIO-SOK helps to eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited. The U.S. Coast Guard is using the BIO-SOK in certain regions on their vessels and maintains a sufficient supply to provide continuing availability.

Petrol  Rem's  BIO-BOOM    product is  used  in  water  clean-up
projects.  The product is a 3" x 10' fabric tube which is  filled
with   PRP,   and  is  used  to  both  contain  and   biodegrade
contaminants in water. BIO-BOOM is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, and then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs. Initial sales have occurred, and marketing efforts are accelerating.

Petrol Rem is marketing PRP through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product.

During 1999, Petrol Rem focused efforts on the international market, and entered into joint venture or distributorship agreements for Chile, Brazil, Uruguay, Paraguay, Bolivia, Indonesia, Greece, Cyprus and Syria. Although there can be no assurances that PRP will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP will be a viable product in the bioremediation marketplace.

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $11,247,000 on this project through December 31, 1999.

Other Projects

Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORTr Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir, which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORTr offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted.
Such devices are frequently used in cancer drug therapy. BICO began selling the standard ports during the second quarter of 1997. A second device with a low profile has been developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February 1998, BICO submitted a supplement to the FDA in response to a request for additional information. The Company is currently developing a dual port device and plans to submit another 510(k) for that device in the near future.

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

Functional Electrical Stimulator Project. The Company has discontinued its functional electrical stimulator project due to a loss of orders from NeuroControl, its sole purchaser. Because these products accounted for the majority of the Company's sales revenues, this loss is significant and will have a corresponding negative impact upon the Company's cash flows, liquidity and revenue.

Metal-Plating Technology

When the Company acquired its interest in a metal-plating company, it estimated that the product would generate revenue and profit. The results have differed materially from the Company's initial estimates. The project did not generate any revenue during 1998 or 1999. The Company's early estimates were based upon its assessment not only of the marketability of the product, but on the Company's ability to penetrate the metal finishing market using the features of the product. The Company's actual experience has indicated that it is much more difficult to exploit the existing market, regardless of whether or not the Company's product has superior features. As a result, the Company has been compelled to adjust its marketing strategy. Accordingly, the Company can no longer estimate the amounts or timing of any revenue or profit, and the Company has adjusted the value of its investment in its financial statements.

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

IDT received FDA approval to market its ThermoChem-HT SystemT and related disposables used for regional cancer treatment.

PATENTS, TRADEMARKS AND LICENSES

The Company owns patents on certain of its products and files applications to obtain patents on new inventions when practical.
Additionally, the Company endeavors to obtain licenses from others, as it deems necessary to conduct its business.

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

A second patent application was filed by BICO in December 1992, which was assigned to Diasensor.com. This second patent contained new claims, which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995.

In May 1993, four additional patent applications were filed by BICO's research teams related to the methods, measurement and noninvasive determination of analyze concentrations in blood.

As of March 2000, a total of eight patents have been issued, all of which have been assigned to Diasensor.com, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into "PCTs" (Patent Cooperative Treaty), which reflect the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasensor.com or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by Diasensor.com to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require Diasensor.com to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although Diasensor.com and BICO take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company has registered its trademark "Diasensor ", which is intended for use in connection with the Diasensor models. The
Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.

Extracorporeal Hyperthermia

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

In May of 1999 and early 2000, IDT filed provisional patents for its use of the ThermoChem-HT SystemT and related disposables, and for the use of the device for regional hyperthermia procedures.

Implantable Technology

During 1995, the Company renewed its U.S. trademark registration for the name Coraflexr, which was originally granted in 1988.
The Company has also obtained trademark registration for the name theraPORTr (See, "BUSINESS - Implantable Technology).

In October 1996, a patent was issued for the Company's heart valve product.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending. The Company has received trademark authorization for the use of the product names PRP, BIO-SOK, BIO-BOOM, and Oil Buster (See, "BUSINESS - Bioremediation").

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

COMPETITION

Noninvasive Glucose Sensor

With the rapid progress of medical technology, and in spite of continuing research and development programs, the Company's developmental products are always subject to the risk of obsolescence through the introduction by others of new products or techniques. Management is aware that other research groups are developing noninvasive glucose sensors, but has limited knowledge as to the technology used or stage of development of these devices. There is a risk that those other groups will complete the development of their devices before the Company does. There is no other company currently producing or marketing noninvasive sensors for the measurement of blood glucose similar to those being developed by the Company. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

The Noninvasive Glucose Sensor will compete with existing invasive glucose sensors. Although the Company believes that the features of the Noninvasive Glucose Sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, there can be no assurance that the Noninvasive Glucose Sensor will compete successfully. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and Lifescan (an affiliate of Johnson & Johnson).

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

Among the other companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a desktop monitor that uses near-IR wavelengths. OptiScan Biomedical in Alameda, California is developing a device that uses far-IR wavelengths. Rio Grande Medical Technologies of Albuquerque, New Mexico is designing a photonics-based device. Rio Grande is currently funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create micropores on the skin without the invasive penetration of a metal needle or lancet. The device then gives a glucose reading from the interstitial fluid collected from the micropores. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that perforates the skin. Called the Lasette, a single-pulse Er: YAG laser ablates a small hole in the fingertip to extract capillary blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a catheter with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two to three days.

Cygnus of Redwood, California recently underwent an FDA panel review for its GlucoWatch that leeches glucose through the skin by electrical stimulation. The glucose triggers an electrochemical reaction in a disposable transdermal pad that acts as a biosensor, generating electrons. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical currents to draw fluid through the skin, each person must use finger prick technology every day to calibrate and use the device. Although the panel recommended FDA approval, to the best of the Company's knowledge, the FDA has not issued that approval. BICO was interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis that was rejected when BICO used it for its own panel review.

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

In 1997, Congress enacted legislation directed toward regulation of pharmaceutical and medical devices. Although the impact of the FDA Administration Modernization Act of 1997 ("FDAMA") was expected to reduce the quantity of information a company must submit for approval of devices, that has not been the Companies' experience. In certain sections of the FDAMA concerned with Risk-Based Regualtion of Medical Devices, the agency promulgated guidance for industry on the use of national and international consensus standards. The FDA anticipates that the use of consensus standards will accelerate premarket notification clearance. The impact of the FDAMA on the approval process for obtaining marketing approval for the Diasensorr has yet to be established.

Noninvasive Glucose Sensor

Because the Noninvasive Glucose Sensor is subject to regulation by the FDA, the Company will be required to meet applicable FDA requirements prior to marketing the device in the United States. These requirements include clinical testing, which must be supervised by the IRBs of chosen hospitals. During 1999, the FDA recommended that the Company file a PMA and conduct an additional clinical study under an IDE. Biocontrol will submit a modular PMA, which allows the various aspects of the submission to be made in modules over a period of time. The Modular PMA is a new method of submitting information to the FDA, and resulted from the passage of the FDAMA in 1997. The Company submitted a PMA Shell and certain modules, and plans to begin clinical trials during 2000.

The time elapsed between the completion of clinical testing at IRBs and the grant of marketing approval by the FDA is uncertain, and no assurance can be given that approval to market the device in the U.S. will ultimately be obtained.

In June of 1998, the FDA instituted new Quality System Regulations ("QSR"s) that took the place of Good Manufacturing Practices. These regulations align closely with those guidelines specified by the ISO, which sets quality requirements for products being shipped to the European Union ("EU"). These regulations have added control of the design process as well as the manufacturing process.

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

Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses. BICO's products may also be subject to additional foreign regulatory approval prior to any sales.

Extracorporeal Hyperthermia

In January 2000, HemoCleanse and IDT received FDA approval to market the ThermoChem-HT SystemT and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In a surgical procedure all cancerous growths are surgically removed from the patient's abdomen and pelvis while all spaces and lining surfaces are opened, the abdomen is perfused utilizing the ThermoChem-HT System with a heated physiologic solution circulating for a two
(2) hour period. In addition, in February 2000, the FDA approved continued clinical trials using the ThermoChem-HT technology to treat patients with stage IIIb small cell lung cancer.

IDT is working with BICO to obtain a CE Mark to market the ThermoChem-HT SystemT in Europe.

Bioremediation

The Company's bioremediation projects are supervised by NETAC, a private group endorsed and supervised by the EPA and the Pennsylvania Department of Environmental Resources. In addition, each state in which the bioremediation products are used will apply its own environmental regulations to the use and sale of the products.

HUMAN RESOURCES

As of December 31, 1999, the Company had 85 full-time employees who were located primarily in either the Indiana or Pittsburgh locations. In addition, IDT had two employees; Diasensor.com had three employees; and Petrol Rem had six employees as of December 31, 1999.

The Company has employment contracts with some of its non-officer employees, most of whom are scientists and engineers employed in the Company's research and development operations. Such contracts are typically for terms of five years and contain confidentiality provisions. The Company also employs consultants as needed; some of the consultants are employed pursuant to consulting contracts, which contain confidentiality provisions.

Item 2. Properties

Prior to 1999, the Company's research and development operations were located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, Pennsylvania. The building is leased by the Company from the 300 Indian Springs Road Real Estate Partnership (the "Partnership"). The lease period is 20 years and runs concurrently for ten years with a mortgage arranged by the Partnership at a stated amount of rent. At the end of ten years, the amount of rent paid by the Company is subject to renegotiation, based on refinancing of a balloon payment due on the mortgage, unless the mortgage has been satisfied by the Partnership. In addition to rent, the Company pays all taxes, utilities, insurance, and other expenses related to its operations at that location (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). The Company has vacated this building and the partnership has listed it for sale. The operations and activities formerly located on Indian Springs Road have been moved to the manufacturing space discussed below.

In September 1992, BICO entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 22,500 square feet of space that BICO has reconfigured to its manufacturing specifications. During 1998 and 1999, BICO moved the balance of its Indiana, Pennsylvania operations to this space. This facility contains sufficient additional space to accommodate the Company's projected operations through 2000.

Item 3.  Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasensor.com and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading disclosures in connection with the noninvasive glucose sensor and other related activities. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage.

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

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters


                  MARKET PRICE FOR COMMON STOCK

BICO's common stock trades on the electronic bulletin board under the symbol "BICO". On March 21, 2000, the closing bid price for the common stock was $.45 per share. The following table sets forth the high and low prices for BICO's common stock during the calendar periods indicated, through December 31, 1999.

Calendar Year                    High            Low
and Quarter

1997            First Quarter    $1.500          $ .625
                Second Quarter   $1.000          $ .3125
                Third Quarter    $ .719          $ .3125
                Fourth Quarter   $ .406          $ .0937

1998            First Quarter    $ .250          $ .0937
                Second Quarter   $ .1875         $ .0313
                Third Quarter    $ .359          $ .0313
                Fourth Quarter   $ .126          $ .049

1999            First Quarter    $ .084          $ .049
                Second Quarter   $ .340          $ .048
                Third Quarter    $ .125          $ .070
                Fourth Quarter   $ .099          $ .050

As of December 31, 1999, BICO had approximately 80,000 holders, including those who hold in street name, of its common stock, and four holders of its preferred stock.

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

Item 6.  Selected Financial Data


                FOR THE YEARS ENDED DECEMBER 31st

                1999        1998         1997          1996        1995

Total
Assets      $15,685,836  $9,835,569   $12,981,300  $14,543,991  $ 9,074,669

Long-Term
Obligations $ 1,338,387  $1,412,880   $ 2,697,099  $ 2,669,727  $   175,330

Working
Capital
(Deficit)   $ 4,592,935 ($9,899,008)  $   888,082  $ 1,785,576  $ 3,188,246

Preferred
Stock       $   720,000  $  0         $   0        $   0        $    37,900

Net Sales   $   112,354  $1,145,968   $1,155,907   $   597,592  $   461,257

TOTAL
REVENUES    $ 1,196,811  $1,378,213   $1,426,134   $   776,727  $   755,991

Warrant
Extensions  $ 4,669,483  $  0         $4,046,875   $ 9,175,375  $12,523,220

Benefit
(Provision)
for Income  $  0         $  0         $   0        $   0        $  0
Taxes

Net Loss   ($38,072,578)($22,402,644)($30,433,177)($24,045,702)($29,420,345)

Net Loss
Per Common ($.05)       ($.08)       ($.43)       ($.57)       ($.84)
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

                 Liquidity and Capital Resources

Working capital was $4,592,935 at December 31, 1999 as compared to ($9,899,008) at December 31, 1998 and $888,082 at December
31, 1997. Working Capital fluctuations are due primarily to the varied capital-raising efforts of the Company which aggregated approximately $30,730,000 in 1999, $10,720,000 in 1998; and
$22,300,000 in 1997; a decrease in net inventory from $1,834,018 as of December 31, 1997, to $74,515 as of December 31, 1998, and $10,308 as of December 31, 1999; and a decrease in accounts payable from $1,750,188 at December 31, 1998 to $759,733 at December 31, 1999.

Cash decreased from $2,759,067 at December 31, 1997 to $125,745 at December 31, 1998, and increased to $10,827,631 at December 31, 1999. These changes were attributable to the following factors. The Company's sales of its securities raised funds aggregating $30,730,000 during 1999; $10,720,000 during 1998; and
$22,300,000 during 1997. During those periods, the Company's cash flows used by operating activities aggregated $18,411,002; $11,855,294; and $19,121,752; respectively. During 1998 and
1997, such activities included a $ .8 and $2.1 million increase in inventory reserves, respectively. During 1998, the Company expended cash and other resources in connection with its purchase of a majority interest in a metal-coating company. Because that investment did not perform as anticipated, assets including goodwill were amortized in 1999, as discussed below. In addition, the Company recorded a $4 million charge against operations due to warrant extensions by its subsidiary in 1997, with a similar charge of $5.9 million in 1999. (See, Note J to the Financial Statements).

The Company's other assets decreased from $4,803,384 at year-end 1998 to $710,619 at year-end 1999 due primarily to a $4.4 million adjustment to goodwill in connection with the company's metal-plating segment. In addition, during 1999, the company invested $485,284 in a business that is developing products designed to enhance rocket propulsion performance.

The Company's current liabilities decreased by $3.5 million from 1998 to 1999, from $10,325,771 as of December 31, 1998 to
$6,792,504 as of December 31, 1999. The decrease was primarily due to the payoff of current liabilities incurred in connection with the Company's cash flow problems during 1998.

The Company continued to fund operations mostly from sales of its securities. During 1999, the Company raised approximately $30,730,000 from the sales of securities, including $810,000 from sales of its Series F preferred stock. During 1998 and 1999, the Company issued $10,720,000 and $29,020,000, respectively, of its 4% Subordinated Convertible Debentures. The debentures had one-year terms, minimum holding periods prior to conversion and mandatory conversion provisions. During 1997, the Company sold 22,000 shares of its Series B preferred stock; and issued $20.2 million in subordinated convertible debentures.

As of December 31, 1998 and 1997, the conversion price of the debentures would have been approximately $.059 and $.146 per share, respectively, based upon a formula which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1998 and 1997, the number of shares to be issued upon conversion of all outstanding debentures was approximately 60.1 million and 23.9 million shares, respectively, which would have reflected discounts of approximately 23% and 18%, respectively. No debentures were outstanding as of December 31, 1999.

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

As of March 2000, the Company estimates that its short-term liquidity needs will be met from currently available funds. The Company estimates that such funds will be sufficient to complete the research and development stage of the Noninvasive Glucose Sensor, to complete the FDA submission process, and to begin marketing the device. The Company anticipates that it will finance those expenses with existing funds, as well as funds raised through the sales of its securities and from the other sources of funds described herein. The Company has a history of successful capital-raising efforts; since 1989, and through December 1999, BICO and its affiliate Diasensor.com have raised over $137,000,000 in private and public offerings alone.

In prior years, the Company met a portion of its short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis, as described herein. During 1997 and 1998, the Company was awarded contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Such contracts generated revenues of $880,919 and $1,028,484 in 1997 and 1998, respectively. During
1998, orders related to such contracts were terminated by these other entities. As a result, the Company has terminated FES project activities for the present, and does not anticipate any additional revenue from those activities on a going-forward basis. (See, "BUSINESS").

In view of BICO's expenses resulting from its product development projects, and other factors discussed herein, as compared to BICO's contract revenues, currently available funds, and established ability to raise capital in public and private markets, BICO estimates that it will meet its liquidity needs for a period of at least twelve months from December 31, 1999 from currently available funds, including those expected to be raised via additional sales of the Company's securities. This estimate is based, in part, upon the current absence of any extraordinary technological, regulatory or legal problems. Should such problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise, the Company's estimates would require re-evaluation. There can be no assurances that despite the Company's good-faith efforts, its estimates will lead to accurate results.

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

As described herein, management believes the Company has sufficient liquidity to meet its projected expenditures on a short-term basis. Absent additional funding, the Company will have limited liquidity on a long-term basis. Moreover, many demands on liquidity, such as technological, regulatory or legal problems, could cause the Company's liquidity to be inadequate. At present, the Company does not have any additional sources of liquidity, such as bank lines of credit. Long-term working capital needs are expected to be met through licensing and sales of the Noninvasive Glucose Sensor, the ThermoChem technology, the PRPr bioremediation product, and other new products. There can be no assurances that any such products will be successfully marketed or commercially viable.

                         Results of Operations

The following seven paragraphs discuss the Results of Operations of the entire Company based on its consolidated financial statements. A discussion of the business segments follows.

In 1999, the Company's net sales decreased to $112,354 from $1,145,968 in 1998 and $1,155,907 in 1997. The decrease was due primarily to the absence of sales of FES products, which have been discontinued. (See, Note F to the Financial Statements).

In 1999, 1998 and 1997, the Company received interest income in the amount of $1,031,560; $182,033; and $165,977, respectively.
The fluctuation was due to the investment of the Company's liquid assets (which are composed primarily of funds raised via sales of securities), the availability of such assets and applicable interest rates. The Company's other income increased to $52,897 in 1999 as compared to $50,212 in 1998 and $104,250 in 1997. The fluctuation was due primarily to the amount of funds raised by the Company during those years.

In 1999, the Company's costs of products sold were $147,971 as compared to $587,821 in 1998 and $641,331 in 1997. The decrease is primarily due to the Company's corresponding decreases in product sales, and products produced pursuant to FES and IRS Device contracts, which have been discontinued.

The Company's research and development expenses were $4,430,819 in 1999, a decrease from $6,340,676 in 1998, and $6,977,590 in
1997. The prior years' decrease was due to the Company's realignment of personnel and resources in an effort to obtain a CE Mark for sale of the Noninvasive Glucose Sensor outside the U.S., and, in 1998, to a loss of personnel due to cash flow problems.

In 1999, General and Administrative expenses were $12,884,237 an increase from $10,673,265 in 1998 and $12,695,628 in 1997. The decrease in 1998 from 1997 was due to a loss in personnel and reduction in related expenses. The increase from 1998 to 1999 was due, in part, to the allocation of funds to outside consultants and other advisors to assist the Company in its efforts to accelerate its various projects, including the hyperthermia project, and to assist with the noninvasive glucose sensor project.

During 1999, the Company re-evaluated its investment in its metal-coating project and determined that, in addition to the write-down of goodwill aggregating $4,463,137, an impairment charge of $637,530 was necessary.

During 1997 and 1999 the Company's subsidiary, Diasensor.com, extended warrants originally granted to certain officers, directors, employees and consultants. Because the exercise price of some such warrants ($.25 to $3.50) was lower than the market price of the common stock at the time of the extensions, $4,046,875 and $4,669,483 were charged to operations during 1997 and 1999, respectively. (See, Note J to the Financial Statements).

Interest expense on the Company's outstanding indebtedness was $1,373,404 in 1999 as compared to $481,025 in 1998 and $315,624 in 1997. The increase was due to an increase in capital leases and interest payments on the Company's subordinated debentures. Other charges to the Company's statements of operations relating to the accounting treatment for the Company's subordinated debentures are discussed in Note A to the Financial Statements.

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

Biomedical Device Segment. During the year ended December 31, 1999, sales to external customers decreased to $82,056 from $1,028,484 in 1998 and $880,919 in 1997. These fluctuations and overall decrease were primarily due to sales of the functional electrical stimulators, which have been discontinued.
Corresponding fluctuations in costs of products goods sold occurred for the same reason, from $445,843 in 1997 to $483,388 in 1998 and $133,288 in 1999.

Bioremediation Segment. During the year ended December 31, 1999, sales to external customers decreased to $26,693 as compared to $45,382 in 1998 and $138,362 in 1997. The decreases were due to an inability to effectively penetrate the market with products other than the Bio-Sok. Costs of products sold decreased due to the same factors, from $88,178 in 1997 to $33,061 in 1998, and $14,683 in 1999. The relatively higher costs of products sold in 1997 were due to the higher cost of producing the Bio-Sok as opposed to other bioremediation products.

Marine Paint Products Segment. Sales to external customers decreased to $40,835 in 1998 from $136,624 in 1997. This decrease was due primarily to the Company's decision to discontinue this segment's operations. Costs of products sold reflect the same impact, with $32,777 in 1998 and $107,310 in 1997. In 1998, the Company discontinued its marine paint products segment, and no activity occurred in 1999.

                         Income Taxes

Due to the Company's net operating loss carried forward from previous years and its current year losses, no federal or state income taxes were required to be paid for the years 1987 through 1999. As of December 31, 1999, the Company and its subsidiaries, except for Diasensor.com and Petrol Rem, had available net operating loss carryforwards for federal income tax purposes of approximately $110,800,000, which expire during the years 2000 through 2020 (See, Note K to the Financial Statements).


               Supplemental Financial Information

In January, the Company announced that its subsidiary Diasensor.com had initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future

From January through early March 2000, the Company raised net funds aggregating approximately $14.7 million from the sale of its preferred stock and debentures.

In March 2000, the Company filed a Preliminary Registration Statement on Form S-3. The Registration Statement includes common stock on behalf of certain selling shareholders and on behalf of the Company. The selling shareholders are those who purchased either preferred stock or subordinated debentures.

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-25 of this report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

None

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of December 31, 1999 were as follows:

   Name               Age   Director   Position
                             Since

David L. Purdy        71      1972     President, Chairman of the
                                       Board, Treasurer, Director

Fred E. Cooper        53      1989     Chief Executive Officer,
                                       Executive Vice President,
                                       Director

Anthony J. Feola      51      1990     Senior Vice President,
                                       Director

Glenn Keeling         48      1991     Vice President, Director

Stan Cottrell         56      1998     Director

Paul W. Stagg         52      1998     Director



DAVID L. PURDY, 71, is President, Chairman of the Board, Treasurer and a director of the Company. Mr. Purdy has been a director and Chairman of the Board since its organization in 1972 and is considered the organizer and founder of the Company; he devotes 60% of his time to the business of the Company, and 40% of his time to Diasensor.com. Mr. Purdy is also an officer and director of Diasensor.com and Coraflex.

FRED E. COOPER, 53, is the Chief Executive Officer, Executive Vice President and a director of the Company; he devotes approximately 60% of his time to the business of the Company, and 40% to Diasensor.com. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. Mr. Cooper was appointed Chief Executive Officer in January 1990. He is also an officer and director of Diasensor.com and a director of Petrol Rem and Coraflex.

ANTHONY J. FEOLA, 51, rejoined the Company as its Senior Vice President in April 1994, after serving as Diasensor.com's Vice President of Marketing and Sales from January 1992 until April 1994. Prior to January 1992, he was the Company's Vice President of Marketing and Sales. Prior to joining the Company in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh in 1989, and National Sales Manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director of the Company in February 1990, and also serves as a director of Diasensor.com, Coraflex, and Petrol Rem.

GLENN KEELING, 48, joined the Board of Directors in April 1991. Mr. Keeling currently is a full-time employee of BICO in the position of Vice President of Marketing; his primary responsibilities during 1994 through 1997 have been the management and operation of IDT's Whole-Body Extracorporeal Hyperthermia project. From 1976 through 1991, he was a Vice President in charge of new business development at Equitable
Financial Management, Inc., a regional equipment lessor. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also President and a director of IDT.

STAN COTTRELL, 56, was appointed to the Board of Directors in 1998. Mr. Cottrell is the Chairman and Founder of Cottrell Associates International, Inc., which provides international business development, brokerage, specialty marketing and promotional services. He is a former director of marketing for Inhalation Therapy Services and was employed by Boehringer Ingelheim, Ltd. as a national product manager. Mr. Cottrell is a world ultra-distance runner and the author of several books.

PAUL W. STAGG, 52, was appointed to the Board of Directors in 1998. Mr. Stagg is the owner of P.C. Stagg, LLC. Prior to his current position, he was the marketing manager for the Wholesale Division of First Financial Resources, Inc., where he is responsible for marketing, underwriting, sorting and coordination various types of financing for institutional investors. Prior to his current position, he was District Distributor of Marketing for Ginger Mae, a division of United Companies of Baton Rouge, LA.

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

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, of those persons who were, at December 31, 1999 (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation                 | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1999  $450,000      $0        $0   |   4,000,000(3)       $0
President,    1998  $166,802      $0        $0   |           0          $0
Treasurer (4) 1997  $241,667      $0        $0   |           0          $0
------------------------------------------------------------------------------
Fred E.       1999  $808,772      $200,000  $0   |   4,000,000(3)       $0
Cooper,       1998  $556,173      $0        $0   |           0          $0
CEO (5)       1997  $592,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Anthony J.    1999  $500,886      $0        $0   |   2,000,000(3)       $0
Feola , Sr.   1998  $326,912      $0        $0   |           0          $0
Vice Pres.(6) 1997  $300,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Glenn         1999  $302,083      $0        $0   |   2,000,000(3)       $0
Keeling, VP   1998  $180,003      $0        $0   |           0          $0
(7)           1997  $200,000      $0        $0   |           0          $0


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

(3) During 1999, the Company issued warrants to the Named Executives. All of the warrants were issued on April 28, 1999 at $.129 per share, which was the market price on the date of the warrant grant. For more detailed information, please refer to the "Option/Warrant/SAR Grants in Last Fiscal Year" table, below.

 (4) In addition to his BICO salary, in 1997, 1998 and 1999, Mr. Purdy was paid $100,000, $100,000, and $266,667, respectively, by Diasensor.com; such amounts are included in the table above. Mr. Purdy is paid a salary by the Company based on his employment contract (See, "Employment Agreements"). Amounts paid to Mr. Purdy by Diasensor.com are determined by the Diasensor.com Board of Directors based upon services performed on its behalf. During 1998, Mr. Purdy voluntarily reduced his salary by 69%.

(5) In addition to his BICO salary, in 1997, 1998 and 1999, Mr. Cooper was paid $96,000, $96,000, and $104,000, respectively, by both Petrol Rem and IDT, both of which are subsidiaries of BICO; such amounts are included in the table above, and part of his salaries for 1998 were deferred and paid in 1999. In 1997, 1998 and 1999, Mr. Cooper was paid $150,000, $150,000, and $340,625, respectively, in salary by Diasensor.com.; such amounts are also included in the table above. Mr. Cooper is paid a salary by the company based on his employment agreement (See, "Employment Agreements"). Amounts paid to Mr. Cooper by Diasensor.com, Petrol Rem and IDT are determined by the Boards of Directors of those companies based upon services performed on their behalf.

(6) Mr. Feola is paid a salary by the company based on his employment agreement (See, "Employment Agreements"); part of his salary from 1998 was deferred and paid in 1999. In addition, Mr. Feola was paid $75,000 by Diasensor.com in 1999; that amount is included in the table above. Amounts paid to Mr. Feola by Diasensor.com are determined by the Diasensor.com Board of Directors based upon services performed on its behalf.

(7)  Mr.  Keeling  is paid a salary by the company based  on  his employment  (See,  "Employment Agreements").  In  1999,  87%
     Keeling's salary was allocated to IDT, Inc. based upon the time he devoted to its operations.


          Option/Warrant/SAR Grants in Last Fiscal Year


                                                    POTENTIAL REALIZED
                                                     VALUE AT ASSUMED
                                                      ANNUAL RATES OF
                                                           STOCK
INDIVIDUAL GRANTS (1)                               PRICE APPRECIATION
                                                            FOR
                                                      OPTION TERM (3)

                            Percent of
                 Number of  Total
                 Securities Options/SAR's Exercise
                 Underlying Granted to    or      Expiration
                 Options/   Employees in  Base    Date     5%($)   10%($)  0%($)
   Name          SAR's      Fiscal Year   Price
                 Granted       (2)        ($/Sh)

Fred E. Cooper   4,000,000      18%      $0.12   4/28/04  $144,000 $316,000   $0

David L. Purdy   4,000,000      18%      $0.12   4/28/04  $144,000 $316,000   $0

Anthony J. Feola 2,000,000       9%      $0.12   4/28/04  $ 72,000 $158,000   $0

Glenn Keeling    2,000,000       9%      $0.12   4/28/04  $ 72,000 $158,000   $0
                                           ____


(1) The warrants set forth in this table represent the warrants granted to the Named Executives during 1999. All of the warrants granted each Named Executive the right to purchase the number of shares of common stock shown in the table at a price of $0.129 per share for five years.

(2) For purposes of calculating these percentages, the total number of warrants granted during 1999 was 22,092,500.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of 1999 and the fair value of the Company's common stock price from the date of the grant until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth (the closing bid price on the date of the grant as reported by the electronic bulletin board):

      STOCK PRICE ON      EXPIRATION
      DATE OF GRANT       DATE           5%         10%

      04/28/99: $0.129    04/28/04       $0.165     $0.208

     The foregoing values do not reflect appreciation actually realized by the Named Executives (See, "Option/Warrant/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/Warrant/SAR Value" Table, Below).


     AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
     AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                              Number of      Value of
                              Securities     Unexercised
                              Underlying     In-the-Money
                              Unexercised    Options/SARs
                              Options/SARs   at
                              at             12/31/99 ($)
                              12/31/99 (#)
  Name    Shares    Value     Exercisable/   Exercisable/
          Acquired  Realized  Unexerciseabl  Unexercisabl
          on        ($)       e (3)          e (4)
          Exercise  (2)
          (#)(1)
David L.      0     $   0      4,767,200     $     0
Purdy                              (5)            (9)
Fred E.       0     $   0      4,300,000     $    0
Cooper                             (6)            (9)
Anthony       0     $   0      2,550,000     $    0
J. Feola                           (7)            (9)
Glenn         0     $   0      2,100,000     $    0
Keeling                            (8)            (9)
__________________

(1) This figure represents the number of shares of common stock acquired by each named executive officer upon the exercise of warrants. None of the Named Executives exercised warrants during 1999.

(2) The value realized of the warrants exercised was computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the warrant.

(3) All warrants held by the Named Executives are currently exercisable.

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the closing sales price of the Company's common stock on the last trading day of December 1999 as reported by the electronic bulletin board ($.05).

(5) Includes warrants to purchase: 187,200 shares of common stock at $.25 per share until April 24, 2001; 500,000 shares of common stock at $.25 per share until May 1, 2001; 80,000 shares of common stock at $.33 per share until June 29, 2003; and 4,000,000 shares of common stock at $.129 per share until April 28, 2004 (See, "Warrants").

(6) Includes warrants to purchase: 300,000 shares of common stock at $.25 per share until May 1, 2001; and 4,000,000 shares of common stock at $.129 per share until April 28, 2004 (See, "Warrants").

(7) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 2001; 100,000 shares of common stock at $.25 per share until November 26, 2003; 350,000 shares of common stock at $.50 per share until October 11, 2002; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004 (See, "Warrants").

(8) Includes warrants to purchase: 100,000 shares of common stock at $1.48 per share until August 26, 2001; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004.

(9) Because the market price as of the last trading day of December 1999 was less than the exercise price of the warrants, none of the warrants were in-the-money.


Employment Agreements

BICO has employment agreements (the "Agreements") with its Named Executives Fred E. Cooper, David L. Purdy, Anthony J. Feola and Glenn Keeling effective November 1, 1994, pursuant to which they are currently entitled to receive annual salaries of $250,000, $300,000, $408,000 and $375,000 respectively, which are subject to review and adjustment. The initial term of the Agreements with Messrs. Cooper and Purdy was renewed in October 1999 for an additional three-year term, which will automatically renew for additional three-year terms unless one of the parties gives proper notice of non-renewal. The initial term of the Agreements with Messrs. Feola and Keeling was renewed in October 1999 for an additional two-year term, which will automatically renew for additional two-year terms unless one of the parties gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of BICO, BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy; four percent (4%) to Mr. Feola; and three percent (3%) to Mr. Keeling. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In addition to the Employment Agreements described above, BICO also has employment agreements with two of its non-executive officer employees effective November 1, 1994. The terms of such agreements are similar to those described for Messrs. Feola and Keeling above, with the following amendments: the term of one agreement is from November 1, 1994 through October 31, 2002, and is renewable for successive two-year terms; the term of the other agreement was renewed for an additional two-year term in October 1999, and will automatically renew for additional two-year terms unless one of the parties terminates the agreement. In the event of a "change in control", BICO is required to issue both employees shares of common stock equal to two percent
(2%) of the outstanding shares of the common stock of the Company immediately after the change in control.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 1999 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company, and all directors and executive officers of the Company as a group.

As of December 31, 1999, there were 956,108,496 shares of the Company's common stock outstanding. The table below sets forth the common stock currently owned by each person or group, including common stock underlying warrants, all of which are currently exercisable, as of December 31, 1999. The left-hand column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1999, which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned.
Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

Name and                 Amount and      Percent of Beneficial
Address of               Nature of       Ownership of
Beneficial               Beneficial      Total Outstanding
Owner                    Ownership (1)   Common Stock (2)

David L. Purdy (3)       5,167,340 (4)   *
625 Kolter Drive
Indiana, PA 15701

Fred E. Cooper           5,076,200 (5)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Stan Cottrell              250,000 (6)   *
4619 Westhampton Drive
Tucker, GA 30084

Anthony J. Feola         2,904,000 (7)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Glenn Keeling            2,238,500 (8)   *
2275 Swallow Hill Road
Bldg.2500,2nd Floor
Pittsburgh, PA 15220

Paul Stagg                 270,000 (9)   *
168 LaLanne Road
Madisonville,LA  70447

All directors           15,906,040 (10)  1.6%
and executive
Officers as a
group (6)

*Less than one percent
____________________

(1) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(2) Represents total number of shares of common stock owned by each person, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1999. For individual computation purposes, the total number of shares of common stock outstanding as of December 31, 1999 has been increased by the number of additional shares which would be outstanding if the person or group exercised all outstanding warrants.

(3) Does not include shares held by Mr. Purdy's adult
children.   Mr. Purdy disclaims any beneficial interest to
shares held by members of his family.

(4) Includes currently exercisable warrants to purchase the following: 187,200 shares of common stock at $.25 per share until April 24, 2001; 80,000 shares of common stock at $.33 per share until June 29, 2003; 500,000 shares of common stock at $.25 per share until May 1, 2001; and 4,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr. Purdy is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(5) Includes currently exercisable warrants to purchase the following: 300,000 shares of common stock at $.25 per share until May 1, 2001; and 4,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr.
Cooper is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(6) Includes currently exercisable warrants to purchase
250,000 shares of common stock at $.129 per share until April 28, 2004.

(7) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.25 per share until November 26, 2003; 100,000 shares of common stock at $.25 per share until May 1, 2001; 350,000 shares of common stock at $.50 per share until October 11, 2002; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr. Feola is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(8) Includes currently exercisable warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2001; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr. Keeling is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement (See, "Employment Agreements").

(9) Includes currently exercisable warrants to purchase
20,000 shares of common stock at $.06 per share until April
27, 2003; and 250,000 shares of common stock at $.129 per share until April 28, 2004.

(10) Includes shares of common stock available under currently exercisable warrants to purchase an aggregate of as set forth above.


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

David L. Purdy, President, Treasurer and a director of the Company, is a director of Diasensor.com and Coraflex. He is also the chairman and Chief Scientist of Diasensor.com, and the President and Treasurer of Coraflex. Mr. Purdy devotes approximately 60% of his time to BICO, and 40% to Diasensor.com. Fred E. Cooper, Chief Executive Officer, Executive Vice President and a director of the Company, is a director of Diasensor.com, Coraflex and Petrol Rem. He is also the President of Diasensor.com. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasensor.com. Anthony J. Feola, Senior Vice President and a director of the Company, is also a director of Diasensor.com, Coraflex, and Petrol Rem. Glenn Keeling is the Vice President and a director of the Company. Mr. Keeling is also the President and a director of IDT.

Property

Three  of  the  Company's current executive officers  and/or directors and two former directors of the Company are members of the nine-member 300 Indian Springs Road Real
Estate Partnership (the "Partnership") that in July 1990 purchased the Company's real estate in Indiana, Pennsylvania. Each member of the Partnership personally guaranteed the payment of lease obligations to the bank providing the funding. The five members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995 (those warrants still outstanding as of the original expiration date were extended until June 29, 2001). Mr. Adkins, who was a director at the time of the transaction, resigned from the Board of Directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined the Board of Directors on May 3, 1991. Mr. Onorato, who was not a director at the time of the transaction, was a BICO director from September 1992 until April 1994.

In all instances where warrants were issued in connection with the transactions set forth above, the exercise price of the warrants was equal to or above the current quoted market price of the Company's common stock on the date of issuance.

Warrants

The following paragraphs, along with the notes to the financial statements, include disclosure of the warrants, which were granted to executive officers, and directors of the Company from 1997 through 1999. These warrants were accounted for in accordance with Accounting Principles Board Opinion 25 (based on the spread, if any, between the exercise price and the quoted market price of the stock on the date that the warrants were granted). No value was recorded for these warrants since they were all granted at exercise prices that were equal to or above the current quoted market price of the stock on the date issued (See, Note J to the Financial Statements). Because the exercise price of the warrants, which remained unchanged, was less than the market price of the common stock on the dates of the extensions, charges were made against operations (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Note J to the Financial Statements).

During  1999, the Company issued the following  warrants  to
purchase   common  stock  to  its  executive  officers   and
directors:

On April 28, 1999, warrants to purchase common stock at $.129 per shares until April 28, 2004 were granted in the following amounts: 4,000,000 to Fred E. Cooper, the CEO and a director; 2,000,000 to Anthony J. Feola, the Senior Vice President and a director; 2,000,000 to Glenn Keeling, a Vice President and a director; 4,000,000 to David L. Purdy, the Chairman and a director; 250,000 to Stan Cottrell, a director; and 250,000 to Paul Stagg, a director. The exercise price of $.129 per share was equal to the market price on April 28, 1999.

Loans

In 1999, all of Fred E. Cooper's outstanding loans from the Company, including accrued interest, were consolidated to one loan in the amount of $777,399.80. Mr. Cooper began repaying the loans in May of 1999. The loan balance as of February 29, 2000 was $738,164.39. In addition, Mr. Cooper owns 66% of a corporation called B-A-Champ.com. During 1999, the Company loaned B-A-Champ.com an aggregate of $150,000; as of February 29, 2000, approximately $100,000 had been repaid, and the balance is due in November 2000. In return, the Company received a 6.5% equity interest in that company.

In 1999, all of Anthony J. Feola's outstanding loans from the Company, including accrued interest, were consolidated into one loan in the amount of $259,476.82. Mr. Feola began repaying the loans in May of 1999. The loan balance as of February 29, 2000 was $241,491.17.

In 1999, all of Glenn Keeling's outstanding loans from the Company, including accrued interest, were consolidated into one loan in the amount of $296,358.07. Mr. Keeling began repaying the loans in May of 1999. The loan balance as of February 29, 2000 was $275,707.86.

In September 1995, the Company granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus one percent (1%). Interest and principal payments have been made on the note, and as of February 29, 2000, the balance was $167,012.99. Joseph Kondisko, a former director of Diasensor.com, is a principal owner of Allegheny Food Services.

Each  of  the loans made to officers or directors and  their
affiliates  was made for a bona fide business purpose.   All
future loans to officers, directors and their affiliates will be made for bona fide business purposes only.

Intercompany Agreements

Management of the Company believes that the agreements between BICO and Diasensor.com, which are summarized below, were based upon terms, which were as favorable as those that may have been available in comparable transactions with third parties. However no unaffiliated third party was retained to determine independently the fairness of such transactions.

License and Marketing Agreement. Diasensor.com acquired the exclusive marketing rights for the Noninvasive Glucose Sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of its common stock. That agreement was canceled pursuant to a Cancellation Agreement dated November 18, 1991, and superseded by a Purchase Agreement dated November 18, 1991. The Cancellation Agreement provides that BICO will retain the 8,000,000 shares of Diasensor.com common stock, which BICO received pursuant to the License and Marketing Agreement.

Purchase Agreement. BICO and Diasensor.com entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasensor.com its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991.

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

In December 1992, BICO and Diasensor.com executed an amendment to the Purchase Agreement, which clarified terms of the Purchase Agreement. The amendment defines "Sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasensor.com in connection with any sales by BICO of its proposed closed-loop system.

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

Diasensor.com has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review.

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

     Financial Statements                                                Page

     Report of Independent Certified Public Accountants
     Thompson Dugan, P.C.                                                F-1
     Consolidated Balance Sheets
     December 31, 1999 and 1998                                          F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1999, 1998 and 1997                F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997                F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997                F-6

     Notes to Consolidated Financial Statements
     December 31, 1999, 1998 and 1997                                    F-8


2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company  filed a Form 8-K report dated  March  23,
     1999.   The items listed were Item 5, Other Events; and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  April  8,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  April  8,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report dated  April  23,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 27, 1999.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The Company filed a Form 8-K report dated July 2, 1999.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The Company filed a Form 8-K report dated July 9, 1999.
     The  items listed were Item 5, Other Events;  and  Item
     7(c), Exhibits.

     The  Company filed a Form 8-K report dated  August  24,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September  9,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 22,
     1999.  The items listed were Item 5, Other Events,  and
     Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated September 22,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated  October  6,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated October  12,
     1999.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated January  19,
     2000.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated February  2,
     2000.   The  item listed was Item 5, Other Events;  and
     Item 7c, Exhibits.

     The  Company filed a Form 8-K report dated February  9,
     2000.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company filed a Form 8-K report dated February 23,
     2000.  The items listed were Item 5, Other Events;  and
     Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  dated  March  2,
     2000.   The  item listed was Item 5, Other Events;  and
     Item 7(c), Exhibits.

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

3.10      By-Laws

3.11 (1)  Amendment to Articles filed February 7, 2000

4.1       Incentive Stock Option Plan and Schedule

4.2       Form of Warrant and Schedule

____________________________

(1)   Filed as an exhibit to this Form 10-K filed March 27, 2000



Conformed Copy
                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2000.

                            BIOCONTROL TECHNOLOGY, INC.


                            By:   /s/ David L. Purdy

                                  David L. Purdy
                                  President,Treasurer,
                                  Director

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Fred E. Cooper            Director, CEO,                March 27, 2000
Fred E. Cooper                (principal executive
                              officer, principal
                              financial officer and
                              principal accounting
                              officer)

/s/ Anthony J. Feola          Senior Vice President,        March 27, 2000
Anthony J. Feola              Director


/s/ Glenn Keeling             Director                      March 27, 2000
Glenn Keeling


/s/ Stan Cottrell             Director                      March 27, 2000
Stan Cottrell

/s/ Paul W. Stagg             Director                      March 27, 2000
Paul W. Stagg




                           THOMPSON DUGAN
                    CERTIFIED PUBLIC ACCOUNTANTS
                      ________________________

                         Pinebridge Commons
                       1580 McLaughlin Run Rd.
                        Pittsburgh, PA 15241


         Report of Independent Certified Public Accountants


Board of Directors
Biocontrol Technology, Inc.

      We have audited the accompanying consolidated balance sheets of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Biocontrol Technology, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note B to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1999 and these conditions are expected to continue through 2000, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pittsburgh, Pennsylvania
March 24, 2000

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 1999    Dec. 31, 1998
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $  10,827,631    $   125,745
 Accounts receivable - net of allowance for doubtful accounts
   of $63,679 at Dec. 31, 1999 and $27,059 at Dec. 31, 1998       27,263          55,959
 Inventory - net of valuation allowance (notes A and D)           10,308          74,515
 Notes  receivable (note C)                                      200,000               0
 Interest receivable (note C)                                      2,701               0
 Prepaid expenses                                                192,246         170,544
 Advances - Officers                                             125,290               0
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                         11,385,439         426,763


PROPERTY, PLANT AND EQUIPMENT (notes A and H)
 Building                                                     1,207,610        1,429,906
 Land                                                           133,750          133,750
 Leasehold improvements                                       1,435,319        1,477,573
 Machinery and equipment                                      4,676,330        5,014,103
 Furniture, fixtures & equipment                                841,308          794,740
                                                            -------------    -------------
  Subtotal                                                    8,294,317        8,850,072

 Less accumulated depreciation                                4,704,539        4,244,650
                                                            -------------    -------------
                                                              3,589,778        4,605,422

OTHER ASSETS
 Related Party Receivables
  Notes receivable - (notes C and L)                          1,491,261        1,223,900
  Interest receivable - (notes C and L)                          22,023          155,628
  Advances-Officers                                                   0           90,779
                                                           -------------    -------------
                                                              1,513,284        1,470,307
  Allowance for related party receivables                    (1,340,560)      (1,270,307)
                                                           -------------     ------------
                                                                172,724          200,000

 Notes receivable - (notes C)                                    12,000           142,493
 Interest receivable                                              4,235            19,778
 Goodwill, net of amortization - (note A and O)                       0         4,423,421
 Patents, net of amortization (note A)                                0             2,433
 Investment in unconsolidated subsidiary                        485,284                 0
 Other assets                                                    36,376            15,259
                                                            -------------    -------------
                                                                710,619         4,803,384
                                                            -------------    -------------
         TOTAL ASSETS                                       $15,685,836      $  9,835,569
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                     Dec. 31,1999    Dec. 31, 1998
                                                                     ------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $    759,733     $  1,750,188
  Current portion of long-term debt (note G)                            4,159,684        4,552,178
  Current portion of capital lease obligations (note H)                    76,017           99,061
  Debentures payable (note I)                                                   0        2,825,000
  Accrued liabilities (note E)                                          1,794,370        1,096,644
  Escrow payable (note J)                                                   2,700            2,700
                                                                     ------------    -------------
        TOTAL CURRENT LIABILITIES                                       6,792,504       10,325,771

LONG-TERM LIABILITIES
  Capital lease obligations (note H)                                    1,336,147        1,412,880
  Long-term debt (note G)                                                   2,240                0
                                                                    -------------    -------------
                                                                        1,338,387        1,412,880


COMMITMENTS AND CONTIGENCIES (notes M)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY (note A)                                                       0           24,162

STOCKHOLDERS' EQUITY (DEFICIENCY) (notes J and P)

   Common stock, par value $.10 per share,
   authorized 975,000,000 shares, issued and
   outstanding 956,100,496 at Dec. 31, 1999 and
   420,773,568 at Dec. 31, 1998                                        95,610,050       42,077,357
   Series F 4% convertible preferred stock, par value $10
   per share, authorized 400,000 shares issuable in
   series, shares issued and outstanding 72,000 at
   December 31, 1999 and none at December 31, 1998.                       720,000                0
   Additional paid-in capital                                          85,608,192       92,725,285
   Notes receivable issued for common stock-related party (note L)              0          (25,000)
   Warrants                                                             6,791,161        6,396,994
   Accumulated deficit                                               (181,174,458)    (143,101,880)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       7,554,945       (1,927,244)
                                                                    --------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY (DEFICIENCY)                        $  15,685,836    $   9,835,569
                                                                    =============    =============

The accompanying notes are an integral part of these statements.

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1999              1998             1997
                                                -------------    -------------    -------------
Revenues
  Net Sales                                      $  112,354        $ 1,145,968     $  1,155,907
  Interest income                                 1,031,560            182,033          165,977
  Other income                                       52,897             50,212          104,250
                                                -------------    -------------    -------------
                                                  1,196,811          1,378,213        1,426,134

Costs and expenses
  Cost of products sold                             147,971            587,821          641,331
  Research and development (notes A and L)        4,430,819          6,340,676        6,977,590
  General and administrative                     12,884,237         10,673,265       12,695,628
  Amortization of goodwill                        4,463,137            887,080
  Loss on disposal of assets                            376            531,066            8,518
  Debt issue costs (note A)                       3,458,300          1,865,682        3,306,812
  Impairment loss                                   637,530               -                -
  Warrant extensions - Subsidiary (note J)        4,669,483               -           4,046,875
  Interest expense                                1,373,404            481,025          315,624
  Beneficial convertible debt feature (note A)    7,228,296          3,799,727        6,278,853
                                                 -------------    -------------    -------------
                                                 39,293,553         25,166,342       34,271,231
                                                 -------------    -------------    -------------

Loss before unrelated investors' interest       (38,096,742)       (23,788,129)     (32,845,097)
Unrelated investors' interest in net loss of
  subsidiary                                         24,164          1,385,485        2,411,920
                                                -------------    -------------    -------------

  Net loss                                     $(38,072,578)      $(22,402,644)   $ (30,433,177)
                                                =============    =============    ==============
  Loss per common share (notes A)              $      (0.05)     $       (0.08)   $       (0.43)
                                                =============    ==============   ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


								                  Note rec.
                              Preferred Stock      Common Stock                  issued for  Additional
                              ---------------    ----------------                Common Stk   Paid in      Accumulated
                              Shares   Amount    Shares      Amount   Warrants    Rel Party   Capital        Deficit        Total
                              ------- --------  ---------  ---------- ----------  --------- -----------  --------------  -----------
Balance at Dec. 31, 1996            - $      -  49,213,790  $4,921,379 $6,907,162  $      - $ 82,354,749  $(90,266,059)  $3,917,231
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -   1,705,000     170,500          -         -      765,648             -      936,148
Conversion of preferred stk.  (22,000)(220,000)  6,913,366     691,337          -         -     (471,337)            -            -
Proceeds from sale of
  preferred stk.-Series B      22,000  220,000           -           -          -         -    1,807,000             -    2,027,000
Conversion of debentures            -        -  80,599,022   8,059,902          -         -   11,554,077             -   19,613,979
Warrant extensions - sub.           -        -           -           -          -         -    2,108,421             -    2,108,421
Change in ownership int-sub.        -        -           -           -          -         -        2,421             -        2,421
Warrants exercised                  -        -     152,800      15,280   (510,168)  (25,000)     533,088             -       13,200
Issuance of convertible
 debt                               -        -           -           -          -         -    6,278,853             -    6,278,853
  Net loss                          -        -           -           -          -         -            -   (30,433,177) (30,433,177)
                             --------  -------  ----------  ----------  ---------   -------    ---------   -----------  -----------
Balance at Dec. 31, 1997            -        - 138,583,978  13,858,398  6,396,994   (25,000) 104,932,920  (120,699,236)   4,464,076
                             --------  -------  ----------  ----------   --------   -------   ----------   ------------ ----------
Proceeds from stock offering        -        -   2,055,000     205,500          -         -       22,423             -      227,923
Conversion of debentures            -        - 280,134,590  28,013,459          -         -  (16,029,785)            -   11,983,674
Issuance of convertible debt        -        -           -           -          -         -    3,799,727             -    3,799,727
  Net Loss                          -        -           -           -          -         -            -   (22,402,644) (22,402,644)
                             -------- --------  ----------  ---------- ----------  ---------  ----------  ------------ ------------
Balance at Dec. 31, 1998            -        - 420,773,568  42,077,357  6,396,994   (25,000)  92,725,285  (143,101,880)  (1,927,244)
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -  19,625,691   1,962,569          -         -     (914,485)            -    1,048,084
Proceeds from sale of
  Preferred stk.-Series F      72,000  720,000           -           -          -         -       90,000             -      810,000
Conversion of debentures             -        - 515,013,737  51,501,374          -         -  (19,444,872)            -   32,056,502
Warrant extensions - sub.           -        -           -           -          -         -    5,897,332             -    5,897,332
Issuance of convertible debt        -        -           -           -          -         -    7,228,296             -    7,228,296
Repayment of subscription recv.     -        -           -           -          -    25,000            -             -       25,000
Warrants exercised                  -        -     687,500      68,750     (8,968)        -       26,636             -       86,418
Warrants granted                    -        -           -           -    403,135         -            -             -      403,135
  Net loss                          -        -           -           -          -         -            -   (38,072,578) (38,072,578)
                             --------  -------  ----------  ----------  ---------   -------    ---------    -----------  -----------
Balance at Dec. 31, 1999       72,000 $720,000 956,100,496 $95,610,050 $6,791,161  $      0  $85,608,192 $(181,174,458) $ 7,554,945
                             ======== ======== =========== =========== =========== ========= =========== ==============  ===========



The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         1999            1998           1997
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net loss                                                               $(38,072,578)  $(22,402,644)  $(30,433,177)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                            773,696        815,125        846,470
    Amortization                                                          4,465,570        891,412          4,332
    Loss on disposal of assets                                              177,000        531,066           -
    Impairment loss                                                         637,530           -              -
    Unrelated investors' interest in susidiary                              (24,164)    (1,385,485)    (2,411,920)
    Stock issued in exchange for services                                   148,484        (22,063)       936,148
    Stock issued in exchange for services by subsidiary                        -              -               600
    Debenture interest converted to stock                                   211,503        106,894        164,055
    Premium for extension on Debenture                                         -           680,500        527,113
    Beneficial convertible debt feature                                   7,228,296      3,799,727      6,278,853
    Provision for potential loss on notes receivable                         70,253      1,270,307           -
    Warrants granted                                                         403,135           -              -
    Warrants and warrant extentions by subsidiaries                        5,897,332           -         4,046,875
    (Decrease)increase in allowance for losses on accounts receivable        36,620         12,128       (180,909)
    (Increase) decrease in accounts receivable                               (7,924)       268,195       (137,651)
    (Increase) decrease in inventories                                       90,052        987,948       (586,029)
    Increase in inventory valuation allowance                               (25,845)       779,050      2,092,131
    (Increase) decrease in prepaid expenses                                 (21,702)       (31,495)       113,397
    (Increase) decrease in other assets                                    (146,408)        36,927          3,713
    Increase (decrease) in accounts payable                                (949,578)     1,078,124       (388,636)
    Increase (decrease) in other liabilities                                697,726        845,136         66,737
    (Decrease) in deferred revenue                                             -          (116,146)       (63,854)
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                        (18,411,002)   (11,855,294)   (19,121,752)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                (641,371)      (111,216)      (845,512)
  Disposal of property, plant and equipment                                 175,000           -              -
  (Increase) in notes receivable                                           (337,928)       (31,493)      (313,000)
  Payments received on notes receivable                                     141,974           -              -
  Deposit on equipment                                                         -              -          (300,000)
  (Increase in interest receivable                                          (25,774)       (97,929)       (23,519)
  Acquisition of ICTI                                                          -        (1,030,000)          -
  Acquisition of unconsolidated subsidiary                                  (525,000)          -              -
                                                                        -------------  -------------  -------------
    Net cash used by investing activites                                 (1,213,099)    (1,270,638)    (1,482,031)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                              900,000           -              -
  Proceeds from sale by subsidiary of its common stock                         -              -             3,500
  Proceeds from warrants exercised                                           86,018           -            13,200
  Proceeds from sale of Preferred stock-Series F                            810,000           -              -
  Proceeds from sale of Preferred stock-Series B                               -              -         2,027,000
  Proceeds from debentures payable                                       33,150,000     10,720,000     20,230,000
  Payments on debentures payable                                         (4,130,000)          -        (2,605,833)
  Payments on notes payable                                                (465,650)      (675,393)       (41,904)
  Increase in notes payable                                                  75,396        550,000           -
  Payments on capital lease obligations                                     (99,777)      (101,997)       (65,987)
                                                                       -------------  -------------  -------------
      Net cash provided by financing activities                          30,325,987     10,492,610     19,559,976
                                                                       _____________  _____________  _____________

      Net increase (decrease) in cash                                    10,701,886     (2,633,322)    (1,043,807)

  Cash and cash equivalents, beginning of year                              125,745      2,759,067      3,802,874
                                                                       -------------  -------------  -------------
  Cash and cash equivalents, end of year                               $ 10,827,631   $    125,745     $2,759,067
                                                                       =============  =============  =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         1999             1998            1997
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $    966,713   $    364,716     $   155,647
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of ICTI with note payable                                 $       -      $  3,350,000    $       -
                                                                      =============    ===========    ============

Acquisition of property under a capital lease:
           Equipment                                                  $       -      $     24,050    $    154,539
                                                                      =============    ===========    ============
Capital Lease Termination
              Reduction of capital lease obligation                   $       -      $  1,184,288    $       -
                                                                      =============  =============    ============
              Reduction of property
                 Construction of Progress                             $       -      $  1,459,110    $       -
                 Land                                                 $       -           112,500            -
                                                                      -------------    -------------   -----------
                                                                      $       -      $  1,571,610    $       -
                                                                      =============    =============   ===========


Conversion of Series B-preferred stock for common stock:
          Common stock                                                $       -      $      -        $    220,000
          Additional paid-in capital                                          -             -           1,807,000
                                                                      ------------   ------------     ------------
                                                                      $       -      $      -        $  2,027,000
                                                                      =============  ============    =============

Conversion of debentures for common stock                             $ 31,845,000   $ 11,876,780    $ 19,449,924
                                                                      =============  =============   =============

Stock granted to related party for note receivable                    $       -      $       -       $     25,000
                                                                      =============  =============   =============
Conversion of warrants for common stock                               $       -      $       -       $    510,168
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

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasensor.com, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1999 and 1998; Petrol Rem, Inc., a 75% owned subsidiary as of December 31, 1999 and a 67% owned subsidiary as of December 31, 1998; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1999 and 1998; International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 1999 and 1998, Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1999 and 1998, and Ceramic Coatings Technologies, Inc., a 100% owned subsidiary as of December 31, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

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

5.   Property and Equipment

     Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis. Amortization of assets recorded under capital leases is included with depreciation expense. Impairment losses are recognized when management determines that operating conditions raise doubts about the ability to recover the carrying value of particular assets.

6.   Patents

     Patents are amortized over their legal or useful lives whichever is less. Accumulated amortization on patents was $96,941 and $94,508 at December 31, 1999, and 1998,
     respectively.

7.   Goodwill

     Goodwill, which represents the excess cost of purchased companies over the fair value of their net assets at dates of acquisition, are amortized on a straight line basis over five years.

8.   Investment in Unconsolidated Subsidiary

     During 1999 the Company acquired a 10% interest in American Inter-Metallics, Inc. (AIM) for $525,000. This investment is being reported on the equity basis since the Company has significant influence via membership on the AIM board of directors. AIM has not yet commenced operations and has reported no net income or loss through December 31, 1999. The difference between the investment of $525,000 and the underlying equity in AIM's net assets was $476,595 and is being amortized as goodwill over a 5 year period.

9.   Loss Per Common Share

     Loss per common share is based upon the weighted average number of common shares outstanding, which amounted to 695,400,191 shares in 1999, 266,362,526 shares in 1998 and
     71,415,351 shares in 1997, respectively. Shares issuable under stock options, stock warrants, convertible debentures and convertible preferred stock are excluded from computations, as their effect is antidilutive.

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

12.  Interest

     The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Total interest incurred for the periods December 31, 1999, 1998, and 1997 was $1,373,404,
     $589,300,  and  $528,942, respectively, of  which  $1,373,404,
     $481,025,   and   $315,624,  respectively,  was   charged   to
     operations.

13.  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has established allowances based upon management's evaluation of inventories, accounts receivable, and receivables from related parties and amortizes intangible assets such as goodwill and patents over estimated useful lives.

14.  Common Stock Warrants

     The Company recognizes cost on warrants granted or extended based upon the minimum value method. Under this method, the warrants are valued by reducing the current market price of the underlying shares by the present value of the exercise price discounted, at an estimated risk-free interest rate of 5% and assuming no dividends.

15.  Debt Issue Costs
     The Company follows the policy of expensing debt issue costs on debentures during the period of debenture issuance. Total debt issue costs incurred for the periods December 31, 1999, 1998, and 1997 were $3,458,300, $1,865,682, and $3,306,812, respectively.

16.  Concentration of Credit Risk
     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks and receivables from officers and directors of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Note C and L) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

17.  Comprehensive Income
     The Company's consolidated net income (loss) is substantially the same as comprehensive income to be disclosed under Statement of Financial Accounting Standards No. 130.

18.  Beneficial Convertible Debt Feature
     Beneficial conversion terms included in the Company's convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued.

19.  Reclassification
     Certain items included in the financial statements of prior periods have been reclassified to conform to classifications in the 1999 financial statements. Such reclassification had no effect on prior year reported net losses.

NOTE B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 1999 and in prior years and have funded their operations and product development primarily through the sale of common and preferred stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The  ability  of  the  Company to continue  in  existence  is dependent  on  its having sufficient financial  resources  to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations and significant accumulated deficits for each of the periods ending December 31, 1999, 1998 and 1997, there is substantial doubt about the Company's ability to continue as a going concern.

     Management believes that its currently available working capital and funds raised from sales of stock and future debt issuance will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1999.

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                            Dec. 31,     Dec. 31,
                                              1999         1998
  Related Parties
  Notes receivable from Fred E. Cooper,                $  523,900
  Chief Executive Officer,
  payable upon demand with interest
  ranging from 8.25% to 12%.

  Note receivable from Fred. E Cooper,    $  747,087
  Chief Executive Officer, dated
  April 28, 1999, in the amount of
  $777,400, payable in monthly
  installments of $9,427 with a final
  balloon payment on May 31, 2002.
  Interest is accrued at a Rate of
  8% per annum.

  Notes receivable from Glenn Keeling,                    265,000
  Director, payable upon demand with
  interest ranging of 8.25% to 10%.

  Note receivable from Glenn Keeling,        275,869
  Director, dated April 28, 1999, in
  the amount of $296,358, payable in
  monthly installments of $4,184 with
  a final balloon payment on May 1,
  2002.  Interest is accrued at a
  rate of 8% per annum.

  Note receivable from T.J. Feola,                        235,000
  Director, payable upon demand with
  an interest rate of 8.25%.

  Note Receivable from T.J. Feola,           245,581
  Director, dated April 28, 1999,
  in the amount of $259,477, payable
  in monthly Installments of $3,676
  with a final balloon payment on
  May 31,2002.  Interest is accrued
  at a rate of 8% per annum.


  Note receivable from Allegheny             172,724     200,000
  Food Services, Inc. of which
  Joseph Kondisko, a former director,
  is principal owner, payable in
  monthly installments of $3,630,
  including interest at 9.25%,
  with a final balloon payment on
  April 1, 2001.

  Note receivable from Bio Med, Inc.          50,000         -
  (dba B-A-Champ.com). A company
  substantially owned by
  Fred E. Cooper, Chief Executive
  Officer. Note is due on November 8,
  2000 and bears interest of
  6% per annum.

  Unrelated Parties                           12,000       12,000
  Note receivable from an
  individual, payable upon
  Demand with 8.75% interest.

  Note receivable from HemoCleanse              -         130,493
  Inc, payable on demand after
  December 31, 2002 with interest
  accrued at a rate of 20% per annum.

  Note receivable from an                    200,000         -
  individual, due on November 15,
  2000 with interest at prime plus
  2% (10.50% at December 31, 1999).
                                           _________     _________
                                           1,703,261     1,366,393
  Less current notes receivable              200,000             0
                                           _________     _________
  Noncurrent                             $ 1,503,261    $1,366,393
                                         ===========    ==========

     Accrued interest receivable on the related party notes as  of
     December   31,  1999  and  1998  was  $22,023  and  $155,628,
     respectively.

     Due to the financial dependency of the above officers and directors on the Company, an allowance of $1,340,560 and $1,270,307 has been provided as of December 31, 1999 and 1998, respectively.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                    Dec. 31,         Dec. 31,
                                      1999             1998

Raw materials                    $  3,504,708     $  3,498,976
Finished goods                        858,805          954,589
                                  ____________     ____________
                                   4,363,513        4,453,565
Less valuation allowance          (4,353,205)      (4,379,050)
                                  ____________     ____________

                                 $     10,308     $    74,515
                                  ============     ============

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                 Dec. 31,       Dec. 31,
                                   1999           1998
                               __________      __________
      Current
      Accrued interest          $  681,068     $  276,378
      Accrued payroll            1,027,147        733,657
      Accrued payroll taxes         35,362          1,919
        and withholdings
      Accrued vacation              33,038         46,654
      Other accrued liabilities     17,755         38,036
                                 _________      _________
                                $1,794,370     $1,096,644
                                ==========     ==========

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




                             Biomedical  Bioremediation   Marine      All    Consolidated
                             Devices                      Paint       Other
                                                          Products

1999
Sales to external customers      82,056         26,693            0     3,599       112,348
Cost of products sold           133,288         14,683            0         0       147,971
Gross profit                    (51,232)        12,010            0         0       (39,222)
Identifiable assets          15,018,258        226,760       17,968   422,850    15,685,836
Capital expenditures            262,954              0            0   378,417       641,371
Depreciation & amortization   5,108,855         34,351            0    96,060     5,239,266

1998
Sales to external customers   1,028,484         45,382      40,835      31,267     1,145,968
Cost of products sold           483,388         33,061      32,777      38,595       587,821
Gross profit (Loss)             545,096         12,321       8,058      (7,328)      558,147
Identifiable assets           8,614,498        168,315       8,770   1,043,986     9,835,569
Capital expenditures            105,827              0           0       5,389       111,216
Depreciation & amortization   1,563,366         36,061       5,938     105,504     1,710,869

1997
Sales to external customers $   880,919       $138,362    $136,624  $        0  $  1,155,905
Cost of product sold            445,843         88,178     107,310           0       641,331
Gross profit                    435,076         50,184      29,314           0       514,574
Identifiable assets          11,122,314        602,460      56,860   1,199,666    12,981,300
Capital expenditures            661,095          4,460       8,680     325,816     1,000,051
Depreciation & amortization     720,150         33,976       2,751      93,925       850,802


NOTE G - LONG TERM DEBT

Long term debt consisted of the following as of:
                                                     Dec. 31,       Dec. 31,
                                                       1999           1998

Note Payable to individuals with interest at       $     -      $    250,000
prime   plus   2%,   collateralized   by   a
confession of judgement, payable in  monthly
installments   of   $60,000   beginning   on
February  10,  1999  with  a  final  balloon
payment  of  all  remaining  principal   and
interest on May 10, 1999.

Note   Payable  in  connection  with   stock        2,900,000      2,900,000
purchase  agreement for  58.4%  interest  in
International  Chemical  Technologies,  Inc.
(ICTI). The note bears interest at a rate of
8%  and  is collateralized by the shares  of
ICTI purchased in the transaction.  The note
is   payable  in  monthly  installments   as
follows:   (I) on   the first  day  of  each
calendar month from April 1,1998 through and
including  September  1,  1998  a  principal
payment of $ 150,000 per month plus interest
(ii)    on  October  1,  1998,  a  principal
payment  of $1,000,000 plus accrued interest
(iii)   on  the  first day of each  calendar
month  from  November 1,  1998  through  and
including   November  1,  1999  a  principal
payment  of $ 100,000 per month plus accrued
interest  and  (iv)  on December 1,  1999  a
final   payment   equal  to  the   remaining
outstanding  principal  balance   plus   all
accrued interest thereon. At December 31, 1998, the Company was, and continues to be, in default on the terms of this loan.
Accordingly, the unpaid balance could be declared immediately due and payable at the option of the lender.

Note  Payable  by the Company's  subsidiary,        1,191,667      1,191,667
International  Chemical  Technologies,  Inc.
(ICTI)  to,   it's former shareholder.   The
loan  is  guaranteed  by  the  Company   and
collateralized   by   all    tangible    and
intangible assets of ICTI, and assignment of
ICTI's   interest  in  its  lease  for   its
production   facilities.    Principle    and
interest  at 9.5% per annum are  payable  in
thirty-five equal  monthly  installments  of
$36,111 each commencing on April 1,1998 with
a  final  payment of all remaining principal
and  interest  due  on March  1,  2001.   At
December  31,  1999, the  Company  was,  and
continues to be in default on the  terms  of
this  loan.  Accordingly, the unpaid balance
could   be  declared  immediately  due   and
payable at the option of the lender.

Commercial Premium Finance Agreement payable                          53,296
in   nine  monthly  installments  of  $7,818
including interest at 8% per annum beginning
November 1, 1998.

Commercial Premium Finance Agreement payable           66,187
in  nine  monthly  installments  of  $ 9,697
including  interest  at   7.62 %  per  annum
beginning November 1, 1999.

Note  payable due on  January 5,  1999  with                         150,000
interest   at  a   rate  of  8%  per  annum.
Collateralized by 5,444,644 shares of the Company's common stock.


Note  Payable to a bank in monthly  payments
of $433 including interest at a rate of 8.75%.          4,070          4,533
Collateralized by equipment.
                                                    ----------     ---------
                                                    4,161,924      4,552,178
Current portion of long-term debt                   4,159,684      4,552,178
                                                    ----------     ---------
Long-term debt                                     $    2,240        $     0
                                                   ===========     =========


NOTE H - LEASES

     Operating Leases

     The Company is committed under a non-cancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor)
     which includes four of the Company's Executive Officers and/or Directors, is for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease is $8,810 for a period of 119 months to August 1, 2000 when the monthly rental payments shall be fixed at an amount equal to the fair rental value of the property as determined by mutual agreement of lessor and the Company for the balance of the lease. Total rent expense was $ 105,720 in each of the years 1999, 1998 and 1997. Future minimum lease payments as of December 31, 1999 are $ 61,670 for 2000.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating leases expiring in various years through 2002. Total lease expense related to these leases was $425,654, $279,329, and $295,809 in the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The following is a summary of property held under capital leases:

                                   Dec. 31,       Dec. 31,
                                     1999           1998
                                 __________     __________
  Building                      $ 1,207,610     $1,207,610
  Land                              133,750        133,750
  Equipment                         229,565        289,531
                                 __________     __________
  Sub Total                       1,570,925      1,630,891
                            _
  Less: Accumulated Depreciation    378,885        277,069
                                ___________     __________
  Total Property under          $ 1,192,040     $1,353,822
      Capital Leases            ===========     ==========


NOTE H - LEASES -Continued

     Minimum future lease payments are as follows:


    2000                 $  563,025
    2001                    474,812
    2002                    358,506
    2003                    276,655
    2004                    214,588
    Thereafter            1,434,360
                          _________
   Future minimum lease  $3,321,946
     payments            ==========

NOTE I - SUBORDINATED CONVERTIBLE DEBENTURES

     During 1999, 1998 and 1997 the Company issued subordinated 4% convertible debentures totaling $33,150,000, $10,720,000 and $20,230,000, respectively. Such convertible debentures were issued pursuant to Regulation S, Regulation D, and/or Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 45 to 90 days from issuance. At December 31, 1999 and 1998, the subordinated convertible debentures totaled $0 and $2,825,000, respectively.

     As of December 31, 1998, the conversion price of the debentures would have been approximately $.059 per share, based upon a formula, which applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1998, the number of shares issuable upon conversion of all outstanding debentures was approximately 60.1 million shares, which would have reflected discounts of approximately 23%. No debentures were outstanding as of December 31, 1999.

NOTE J - STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company may issue up to 500,000 shares of preferred stock in series, which would have rights as determined by the Board.

     During 1999, 400,000 shares of the preferred stock were authorized as "4% Cumulative Convertible Preferred Stock, Series F". 72,000 shares of this preferred stock were issued in 1999. Each holder of shares of the Series F Preferred Stock has the option to convert any or all shares under the terms of their agreements.





NOTE J - STOCKHOLDERS' EQUITY  - Continued

     During 1997, 22,000 shares of the Series B convertible preferred stock were sold and converted.


     Common Stock Warrants

     During 1999, warrants ranging from $.123 to $.23 per share to purchase 23,017,500 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. Warrants to purchase 29,896,662 shares of common stock were exercisable at December 31, 1999. The per share exercise prices of these warrants are as follows:

                   Shares            Exercise
                                     Price
                      20,000              $.06
                      85,000              $.103
                  21,500,000              $.129
                     400,000              $.13
                     250,000              $.155
                      10,000              $.22
                   4,426,700              $.25
                      80,000              $.33
                      50,000              $.38
                       1,482              $.45
                     350,000              $.50
                     884,000             $1.00
                     150,000             $1.48
                       2,000             $1.69
                   1,375,000             $2.00
                       2,000             $2.09
                      94,000             $2.125
                       2,000             $2.13
                      69,480             $2.25
                      35,000             $2.41
                      20,000             $2.75
                      25,000             $3.00
                      25,000             $3.20
                       5,000             $3.31
                      25,000             $3.50
                      10,000             $4.03
                 ___________
          Total   29,896,662
                 ===========


     The fiscal years in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

 Fiscal    Warrants          Warrants Expire During Fiscal Year
  Year      Granted    2000      2001        2002       2003        2004
Granted

  1990     406,700      -       226,700       -       180,000        -

  1991   1,251,482      -       900,000    351,482          -           -

  1992      25,000    25,000       -          -          -           -

  1993     154,000      -       144,000       -        10,000        -

  1994     130,000      -          -        20,000        85,000      25,000

  1995      21,000    21,000       -          -          -           -

  1996     594,480      -       535,000       -          -         59,480

  1997   2,344,000      -     1,400,000    944,000       -           -

  1998   2,620,000      -          -     1,200,000  1,420,000        -

  1999  22,350,000      -          -          -       600,000  21,750,000
         ---------    ------- ---------  ---------  ---------  ----------
        29,896,662    46,000  3,205,700  2,515,482  2,295,000  21,834,480
         =========   ======== =========  =========  =========  ==========

     The following is a summary of warrant transactions during 1999:

          Outstanding beginning of period:          7,831,662
          Granted during the twelve-month period:  23,017,500
          Canceled during the twelve-month period:    265,000
          Exercised during the twelve-month period:   687,500
                                                   ----------
          Outstanding and eligible for exercise:   29,896,662
                                                   ==========
     Warrent Extentions

     During 1999, the Company extended the exercise date of warrants to purchase 540,962 shares of common stock to certain officers, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.45 to $2.75, and were extended at the original grant price. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price.

     During 1998, the Company extended the exercise date of warrants to purchase 1,510,180 shares of common stock to certain officers, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $3.20, and were extended at the original grant price. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price.

     During 1997, the Company extended the exercise date of warrants to purchase 177,800 shares of common stock to certain officers and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $3.50, and were extended at the original grant price. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price.


     Diasensor.com, Inc. Common Stock


     At December 31, 1999, warrants to purchase 8,639,313 shares of Diasensor.com, Inc. common stock were exercisable. The per share exercise price for 5,305,000 shares is $.50, for 2,271,963 shares is $1.00 and for 1,062,350 shares is $3.50.
     The warrants expire at various dates through 2004. To the extent that all the warrants are exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 1999 to 37%.

     Diasensor.com, Inc. Warrant Extensions

     During 1999, Diasensor.com, Inc. extended the exercise date of warrants to purchase 3,070,213 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price ranging from $.50 to $3.50 and extended at the same price. Diasensor.com, Inc. recorded a $272,078 expense for these extended warrants.

     During 1998, Diasensor.com, Inc. extended the exercise date of warrants to purchase 825,000 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $.50 and extended at the same price. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price.

     During 1997, Diasensor.com, Inc. extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. The warrant shares were originally granted at an exercise price of $1.00, and extended at the same price. Diasensor.com, Inc. recorded a $4,046,875 expense for these extended warrants.

     Petrol Rem Common Stock

     At December 31, 1999 warrants to purchase 4,340,000 shares of Petrol Rem common stock were exercisable. The per share exercise price for 3,940,000 is $.10 and for 200,000 is $.50 and for 200,000 is $1.00. The warrants expire at various dates through 2004. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 75% at December 31, 1999 to 61.6%.

     At December 31, 1998 warrants to purchase 4,140,000 shares of Petrol Rem common stock were exercisable. The per share exercise price for 3,940,000 is $.10 and for 200,000 is $1.00. The warrants expire at various dates through 2003. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 75% at December 31, 1998 to 62.1%.

     IDT Common Stock
     At December 31, 1999 warrants to purchase 4,630,000 shares of IDT common stock were exercisable. The per share exercise price for 4,380,000 shares is $.10 and for 210,000 shares is $1.00 and for 20,000 shares is $2.00. The warrants expire at various dates through 2003. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 99.1% at December 31, 1998 to 67.9%.


NOTE K - INCOME TAXES

     As of December 31, 1999, the Company and its subsidiaries except Diasensor.com, Inc., Petrol Rem, and ICTI, have available approximately $110,800,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 2000 through 2020. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $1,100,000 subject to limitations, expiring in tax years 2005 through 2014.

     As of September 30, 1999, the end of its fiscal year, Diasensor.com, Inc. had available approximately $23,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2019, are available, subject to limitations, to offset future taxable income. Diasensor.com, Inc. also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000, subject to limitations, expiring in the years 2005 through 2012.

     As of December 31, 1999, Petrol Rem had available approximately $11,500,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2020, are available, subject to limitations, to offset future taxable income. Petrol Rem also has research and development credit carryforwards available for federal income tax purposes of approximately $15,000.

     As of December 31, 1999, ICTI had available approximately $1,800,000 of net operating loss caarryforwards for federal income tax purposes. These carryforwards, which expire in years 2019 and 2020, are available, subject to limitations, to offset future taxable income.

     Certain  items  of  income  and  expense  are  recognized  in different periods for financial and income tax reporting purposes. In the year ended December 31, 1999, a warrant exercise adjustment of $50,625 was reported for tax purposes. The fair market value of warrant extentions have been recorded and expensed for financial statement purposes in the year ended December 31, 1999 in the amount of $6,092,562.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 1999, December 31, 1998 and December 31, 1997:

                                Dec.          Dec.         Dec.
                              31,1999      31,1998      31,1997
                             ________      ________     _______

   Net Operating Loss     $ 37,672,000   $28,294,800  $ 21,508,400
   Warrant Expense           4,812,868     2,741,397     2,741,397
   Tax Credit Carryforward   1,700,000     1,100,000       580,000
                            __________    __________    __________
                            44,184,868    32,136,197    24,829,797
   Valuation Allowance     (44,184,868)  (32,136,197)  (24,829,797)
                            __________    __________    __________

   Net Deferred Tax Asset $          0   $         0  $          0
                            ===========  ===========   ===========


     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                     Increase
                                                        in
                                      Deferred      Valuation
                                        Tax         Allowance     Net
                                      Benefit
                                    ___________    ___________    ___
     Year-ended December 31, 1999  $(12,048,671)   $ 12,048,671   $ 0
     Year-ended December 31, 1998  $ (7,306,400)   $  7,306,400   $ 0
     Year-ended December 31, 1997  $ (6,237,758)   $  6,237,758   $ 0
     From March 20,1972(inception) -------------   -----------    ---
     through December 31, 1998     $(44,184,868)   $ 44,184,868   $ 0


NOTE L - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company is currently performing research and development activities related to the non-invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasensor.com, Inc.. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. Diasensor.com, Inc. acquired the rights to the Sensor, including one United States patent from BICO for $2,000,000 on November 18, 1991. Such patent covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). The Sensor is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. As discussed in Note B, BICO finances its operations from the sales of stock and issuance of debt and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasensor.com, Inc.. If BICO is unable to perform under the Research and Development or Manufacturing Agreements, Diasensor.com, Inc. would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

NOTE L - RELATED PARTY TRANSACTIONS - Continued

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

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasensor.com, Inc., beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. Under the terms of this agreement, the Company billed Diasensor.com, Inc. $2,955,863 in research and development and general and administrative expenses for the year ending December 31, 1995. In July 1995, BICO and Diasensor.com, Inc. agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the Sensor.

     Purchase Agreement

     In November 1991, BICO entered into a Purchase Agreement with Diasensor.com, Inc. under which Diasensor.com, Inc. acquired BICO's rights to the Sensor for a cash payment of $2,000,000. This agreement permits BICO to use Sensor technology for the manufacture and sale by BICO of a proposed implantable closed loop system. BICO will pay Diasensor.com, Inc. a royalty equal to five percent of the net sales of such implantable closed loop system.

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


     Amounts due from Officers

     At December 31, 1998, Fred E. Cooper, CEO, owed the Company $548,900 (including a $25,000 note for common stock purchased) on various demand loans with interest rates ranging from 8.25% to 12%. In addition as of December 1998, Mr. Cooper was obligated to the Company for advances totaling $90,779 aand accrued interest of $109,599.

     On April 28, 1999 Mr. Cooper's obligations, including those outstanding at December 31, 1998, were converted to a term loan totaling $777,400 payable in monthly installments of $9,427 with a final balloon payment on May 31, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Cooper at December 31, 1999, include the $747,087 balance on the term loan discussed above plus accrued interest of $10,813.

     At December 31, 1998, Glenn Keeling, a Director, owed the Company $265,000 on various demand loans with interest rates ranging from 8.25% to 10%. In addition as of December 31, 1998, Mr. Keeling was obligated to the Company for accrued interest of $27,810.

     On April 28, 1999 Mr. Keeling's obligations, including those ourstanding at December 31, 1998, were converted to a term loan totaling $296,358 payable in monthly installments of $4,184 with a final balloon payment on May 1, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Keeling at December 31, 1999, include the $275,869 balance on the term loan discussed above plus accrued interest of $3,668.

     At December 31, 1998, T.J. Feola, A Director, owed the Company $235,000 on various demand loans with interest rates of 8.25%. In addition as of December 31, 1998, Mr. Feola was obligated to the Company for accrued interest of $18,219.

     On April 28, 1999 Mr. Feola's obligations, including those outstanding at December 31, 1998, were converted to a term loan totaling $259,477 payable in monthly installments of $3,676 with a final balloon payment on May 31, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Feola at December 31, 1999, include the $245,581 balance on the term loan discussed above plus accrued interest of $4,536.

     As of December 31, 1998 and 1999 the Company had a note receivable from Allegheny Food Services, Inc. of which Joseph Kondisko, a former director, is principal owner. The loan, which bears interest at a rate of 9.25%, is payable in monthly installments of $3,630 with a final balloon payment on April 1, 2001. The outstanding balance on this loan was $200,000 at December 31, 1998 and $172,724 at December 31,
     1999.

     During 1999 the Company made various demand loans totaling $150,000 to Bio Med, Inc. (dba B-A-Champ.com), a company substantially owned by Fred E. Cooper, CEO. As of December 31, 1999, these loans had been repaid to a balance of $50,000 with an accrued interest of $3,006.

     Employment Contracts

     The Company's employment contracts with four officers and two employees commenced November 1, 1994 and were renewed on October 31, 1999. These employment contracts set forth annual basic salaries aggregating $1,500,000 in 1997 and expiring in periods beginning October 1999 through 2002, which are subject to review and adjustment. The contracts may be extended for successive two to three year periods. In the event of change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     On April 30, 1996, a class action lawsuit was filed against the Company, Diasensor.com, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, etal., has been certified as a class action, and is pending in the U.S. District Court for the Western District of Pennsylvania. The suit alleges misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities. By mutual agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

     Pennsylvania Securities Commission


     The Pennsylvania Securities Commission is conducting a private investigation of the Company and its subsidiary, Diasensor.com, Inc., Inc. in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.

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


NOTE N - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401k provisions, which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 1999.

NOTE O -STOCK PURCHASE AGREEMENT


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

     The Company recognized $5,310,501 of goodwill in connection with a Stock Purchase Agreement dated February 20, 1998 to acquire 58.4% of International Chemical Technologies, Inc. For purposes of amortizing this goodwill, management had determined a useful life of 5 years. Accumulated amortization on this goodwill was $887,080 at December 31, 1998. Based upon a reevaluation of this goodwill, the remaining balance of $4,423,421 was charged to amortization expense in 1999. Management's reevaluation was reached due to failure of the investment to perform as anticipated and the decision that future cash flow was unlikely. For these same reasons an impairment charge was recorded to write off associated plant and equipment.


NOTE P - SUBSEQUENT EVENTS

     In   January,  the  Company  announced  that  its  subsidiary
     Diasensor.com had initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future.

     From January through early March 2000, the Company raised net funds aggregating approximately $14.7 million from the sale of its preferred stock and debentures.


Conformed Copy
                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2000.

                            BIOCONTROL TECHNOLOGY, INC.


                            By:   /s/ David L. Purdy

                                  David L. Purdy
                                  President,Treasurer,
                                  Director

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Fred E. Cooper            Director, CEO,                March 27, 2000
Fred E. Cooper                (principal executive
                              officer, principal
                              financial officer and
                              principal accounting
                              officer)

/s/ Anthony J. Feola          Senior Vice President,        March 27, 2000
Anthony J. Feola              Director


/s/ Glenn Keeling             Director                      March 27, 2000
Glenn Keeling


/s/ Stan Cottrell             Director                      March 27, 2000
Stan Cottrell

/s/ Paul W. Stagg             Director                      March 27, 2000
Paul W. Stagg




Microfilm Number __________   Filed with the Department of State on____________

Entity Number  _____________               ____________________________________
                                                 Secretary of  the Commonwealth


             ARTICLES OF AMENDMENT-DOMESTIC BUSINESS CORPORATION
                            DSCB:15-1915 (Rev 90)


  In compliance with the requirements of 15 Pa.C.S. 1915 (relating to articles of amendment), the undersigned business corporation, desiring to amend its Articles, hereby states that:

1.  The name of the corporation is:     Biocontrol Technology, Inc.
                                   ____________________________________________
_______________________________________________________________________________

2. The (a) address of this corporation's current registered office in this Commonwealth or (b) name of its commercial registered office provider and the county of venue is (the Department is hereby authorized to correct the following information to conform to the records of the Department):

       The Bourse, Building 2, 2nd Floor
   (a) 2275  Swallow Hill Road            Pittsburgh   PA     15220   Allegheny
       ________________________________________________________________________
       Number and Street                    City      State    Zip       County

   (b) c/o:____________________________________________________________________
           Name of Commercial Registered Office Provider                 County

   For a corporation represented by a commercial registered office provider, the county in (b) shall be deemed the county in which the corporation is located for venue and official publication purposes.

3. The statute by or under which it was incorporated is Act of May 5, 1933, P.L. 364, as amended

4. The date of its incorporation is:   March 30, 1972

5. (Check, and if appropriate complete, one of the following):

    X The amendment shall be effective upon filing these Articles of Amendment in the Department of State.

   ___    The amendment shall be effective on: ______________at________________
                                                  Date              Hour

6. (Check one of the following):

    X The amendment was adopted by the shareholders (or members) pursuant to 15 Pa.C.S. 1914(a) and (b).

         The amendment was adopted by the board of directors pursuant to 15 Pa.C.S. 1914(c).

7. (Check, and if appropriate complete, one of the following):

    X The amendment adopted by the corporation, set forth in full, is as follows:

         The first paragraph of Article 5 shall be amended to read as follows:
           5. The aggregate number of shares which the Company shall have authority to issue is 500,000 shares of Cumulative Preferred Stock, par value $10.00 per share and 1,700,000,000 shares of Common Stock, par value $.10 per share.

         The amendment adopted by the corporation is set forth in full in Exhibit A attached hereto and made a part hereof.


DSCB:15-1915 (Rev 90)-2


8. (Check if the amendment restates the Articles):

  ____ The restated Articles of Incorporation supersede the original Articles and all amendments thereto.


 IN TESTIMONY WHEREOF, the undersigned corporation has caused these Articles of Amendment to be signed by a duly authorized officer thereof this 7th day of February, 2000.



                                        BIOCONTROL TECHNOLOGY, INC.
                                              (Name of Corporation)


                                        BY:/s/ Fred E. Cooper
                                                (Signature)

                                 TITLE: Fred E. Cooper, Chief Executive Officer