Form 10-Q
period 2000-05-12
BIOCONTROL TECHNOLOGY INC
filed 2000-05-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       March  31, 2000

   Commission file number                  0-10822


                 BIOCONTROL TECHNOLOGY, INC.
   (Exact name of registrant as specified in its charter)


   Pennsylvania                                25-1229323
   (State of other jurisdiction               (IRS Employer
   of incorporation or organization)        Identification no.)


   2275 Swallow Hill Road, Bldg.2500, Pittsburgh, PA     15220
   (Address of principal executive offices)           (Zip Code)

                          (412) 429-0673
        Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No

     As of March 31, 2000, 960,514,996 shares of Biocontrol
Technology, Inc. common stock, par value $.10 were outstanding.

                              Biocontrol Technology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                                                               (Unaudited)
                                                              Mar. 31, 2000    Dec. 31, 1999
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $ 17,521,694    $ 10,827,631
 Accounts receivable - net of allowance for doubtful accounts
  of $63,679 at Mar. 31, 2000 and $63,679 at Dec. 31, 1999           42,760          27,263
 Inventory - net of valuation allowance                               2,801          10,308
 Notes receivable                                                    55,000         200,000
 Interest receivable                                                      0           2,701
 Prepaid expenses                                                   271,441         192,246
 Advances - Officers                                                125,290         125,290
 Other assets                                                       500,000               0
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            18,518,986      11,385,439


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,207,610       1,207,610
 Land                                                               133,750         133,750
 Leasehold improvements                                           1,496,979       1,435,319
 Machinery and equipment                                          4,774,028       4,676,330
 Furniture, fixtures & equipment                                    891,383         841,308
                                                              -------------    -------------
  Subtotal                                                        8,503,750       8,294,317

 Less accumulated depreciation                                    4,844,499       4,704,539
                                                              -------------    -------------
                                                                  3,659,251       3,589,778

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,455,976       1,491,261
  Interest receivable                                                22,773          22,023
                                                                -------------    -------------
                                                                  1,478,749       1,513,284
  Allowance for related party receivables                        (1,329,398)     (1,340,560)
                                                              -------------     ------------
                                                                    149,351         172,724

 Notes receivable                                                   212,000          12,000
 Interest receivable                                                  4,496           4,235
 Investment in unconsolidated subsidiaries                        1,623,111         485,284
 Other assets                                                        36,626          36,376
                                                              -------------    -------------
                                                                  2,025,584         710,619
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 24,203,821    $ 15,685,836
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                    Biocontrol Technology, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)


                                                                     (Unaudited)
                                                                    Mar.31, 2000      Dec.31, 1999
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  764,681         $  759,733
  Current portion of long-term debt                                   4,122,270          4,159,684
  Current portion of capital lease obligations                           87,337             76,017
  Debentures payable                                                  9,850,000                  0
  Accrued liabilities                                                 1,309,656          1,794,370
  Escrow payable                                                          2,700              2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                    16,136,644          6,792,504

LONG-TERM LIABILITIES
  Capital lease obligations                                           1,304,493          1,336,147
  Long - term debt                                                        1,748              2,240
                                                                    -------------    -------------
                                                                      1,306,241          1,338,387

COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                        228,824                  0

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 1,700,000,000 shares, issued and
    outstanding 960,514,996 at Mar. 31, 2000 and
    956,100,496 at Dec. 31, 1999                                     96,051,500         95,610,050
   Series F 4% convertible preferred stock, par value $10
    per share, authorized 500,000 shares issuable in
    series, shares issued and outstanding 452,000 at
    March 31, 2000 and 72,000 at December 31, 1999.                   4,520,000            720,000
   Additional paid-in capital                                        89,592,738         85,608,192
   Warrants                                                           6,673,878          6,791,161
   Accumulated deficit                                             (190,306,004)      (181,174,458)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY                                  6,532,112          7,554,945
          TOTAL LIABILITIES AND                                    -------------      -------------
            STOCKHOLDER' EQUITY                                   $  24,203,821      $  15,685,836
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


              BIOCONTROL TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                 For the three months ended
                                              March 31, 2000   March 31, 1999
                                              --------------   --------------
 Revenues
  Sales                                             $ 18,998    $      27,320
  Interest income                                    164,318           26,706
  Other income                                             0            6,767
                                               -------------    -------------
                                                     183,316           60,793

Costs and expenses
  Cost of products sold                               30,660           66,419
  Research and development                         2,150,323          743,845
  Selling, general and administrative              4,282,048        2,443,443
  Interest expense                                   151,757          140,763
  Loss on unconsolidated subsidiary                    8,750                0
  Beneficial convertible debt feature              2,462,500          945,730
                                               -------------    -------------
                                                   9,086,038        4,340,200
                                               -------------    -------------

Loss before unrelated investors' interest         (8,902,722)      (4,279,407)

Unrelated investors' interest in net (income)
 loss of subsidiary                                 (228,824)          24,162
                                               --------------   -------------

 Net loss                                        ($9,131,546)     ($4,255,245)
                                                =============    =============

 Loss per common share                                ($0.01)          ($0.03)
                                                =============    =============

The accompanying notes are an integral part of these statements.

             BIOCONTROL  TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                               March 31, 2000    March 31, 1999
                                               --------------    --------------

Cash flows used by operating activities:
 Net loss                                      ($9,131,546)       ($4,255,245)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                     157,056            441,549
  Amortization                                      77,207                  0
  Loss on disposal of assets                        15,874                  0
  Loss on unconsolidated subsidiary                  8,750                  0
  Unrelated investors' interest in subsidiary      228,824            (24,162)
  Stock issued in exchange for services                  0             64,463
  Beneficial convertible debt feature            2,462,500            945,730
  Warrants granted                                 190,298                  0
  Warrants and warrant extensions by subsidiaries  281,493                  0
  Allowance for related party note receivable      (11,162)           (18,956)
  (Increase) decrease in accounts receivable       (15,497)            (5,584)
  (Increase) decrease in inventories               821,880              4,877
  Increase (decrease) in inventory
     valuation allowance                          (814,373)                 0
  (Increase) decrease in prepaid expenses          (79,195)            45,053
  (Increase) decrease in other assets             (500,250)            (5,810)
  Increase (decrease) in accounts payable            4,948           (805,773)
  Increase (decrease) in other liabilities        (484,714)          (101,897)
                                                  ------------      ------------
   Net cash flow used by operating activities   (6,787,907)        (3,715,755)
                                                  ------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (242,401)            (8,764)
  Disposal of property, plant and equipment              0            175,000
  (Increase) decrease in notes receivable          (55,000)             2,634
  Payments received on notes receivable             35,285                  0
  Deposit on equipment                                   0            (32,809)
  (Increase) decrease in interest receivable         1,690            (21,543)
  Acquisition of unconsolidated subsidiary
     interests                                  (1,223,784)                 0
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                          (1,484,210)           114,518
                                              --------------      ------------

Cash flows from financing activities:
 Proceeds from warrants exercised                   899,420           900,000
 Proceeds from sale of Preferred stock-Series F   4,275,000                 0
 Proceeds from debentures payable                 9,850,000         4,870,000
 Payments on notes payable                          (37,906)         (288,844)
 Payments on capital lease obligations              (20,334)          (34,393)
                                              --------------      ------------

   Net cash provided by financing activities     14,966,180         5,446,763
                                              --------------      ------------

   Net increase (decrease) in cash                6,694,063         1,845,526

 Cash and cash equivalents, beginning of year    10,827,631           125,745
                                               -------------       -----------

 Cash and cash equivalents, end of year         $17,521,694        $1,971,271
                                              ==============      ============


The accompanying notes are an integral part of these statements.


                 BIOCONTROL TECHNOLOGY, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of Biocontrol Technology, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasensor.com, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, IDT, Inc., and its 58.4% owned subsidiary, ICTI, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 2000, and March 31, 1999, were 957,411,668 and 156,110,750, respectively.


NOTE C - Subordinated Convertible Debentures

During the three months ended March 31, 2000, the Company issued subordinated 4% convertible debentures totaling $9,850,000. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,462,500 expense was recognized for the beneficial conversion feature of these debentures.

NOTE D - Stockholders Equity

During the three months ended March 31, 2000, the Company raised $4,275,000 through sales of its Series F-Preferred
Stock and $899,420 from warrants exercised.

The Company's common stock is currently traded on the electronic bulletin board under the trading symbol "BICO".

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


NOTE F - Investments in Unconsolidated Subsidiaries

     In January 2000, the company acquired a twenty-five percent (25%) interest in Insight Data Link.com, Inc. for $100,000. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

     In January 2000, Diasensor.com, acquired a ten percent
(10%) interest in MicroIslet, Inc. for an investment of $500,000. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke
University with a specific focus on optimizing microencapsulated islets for transplantation.

     Also, during the quarter ended March 31, 2000 the Company invested an additional $123,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

     In March 2000, Diasensor.com, acquired an equity interest in Diabecore Medical, Inc., a Toronto-based company working to develop a new insulin for the treatment of diabetes, for $500,784. With this initial investment, the Company owns 12% of Diabecore.

     These investments are being reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5 year period.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows



Liquidity and Capital Resources

Cash  increased  to  $17, 521,694 as of March  31,  2000  from
$10,827,631 as of December 31, 1999. The increase was generated from sales of the Company's securities, including:
$9,850,000 from sales of subordinated convertible debentures; $4,275,000 from sales of Series F preferred stock; and $899,420 from warrants exercised. The Company's Series F Convertible Preferred Stock is not secured by any assets, and it is convertible by its holders beginning 120 days from issuance. The preferred stock can be converted to our common stock at a price that is determined by computing 75% of the average closing bid price for the four days prior to and the day of conversion - or a 25% discount to a five-day average trading price. There is no minimum conversion price. The subordinated convertible debentures are not secured by any assets, and are subordinate to corporate debt, except for related party debt. The debentures are convertible beginning 90 days from issuance. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price.

During the quarter ended March 31, 2000 the Company's net cash flow used by operating activities was ($6,787,907). During the same quarter, the Company had net cash flow used by investing activities of ($1,484,210) due primarily to the investments described in Note F.

Net inventory decreased from $10,308 as of December 31, 1999 to $2,801 as of March 31, 2000 as a result of certain evaluations and write-offs of existing inventory. Current (short-term) notes receivable increased by $55,000 due to a note to one individual that is being repaid currently, with a full payoff by August 1, 2000, and decreased by $200,000 when a short-term note was reclassified as a long-term note. Interest receivable decreased from $2,701 as of December 31, 1999 to zero at March 31,2000 due to timing of interest payments on certain debt. Prepaid expenses increased from $192,246 at December 31, 1999 to $271,441 as of March 31, 2000
due to expenses incurred in the ordinary course of business.

Other current assets of $500,000 resulted from a deposit made during the first quarter on a transaction that was later cancelled; the Company expects to have the deposit returned during the second quarter of 2000. Leasehold improvements increased by $61,660; machinery and equipment increased by $97,688; and furniture, fixtures and equipment increased $50,075 during the first quarter due to purchases made in connection with the noninvasive glucose sensor project.

Related party receivables decreased by $35,285 during the first quarter due to scheduled repayments on related party debt. Notes receivable increased by $200,000 when a note previously carried as a current asset was reclassified as a long-tem asset.

Investment in unconsolidated subsidiaries increased from $485,284 as of December 31, 1999 to $1,623,111 at March
31,2000  primarily  as a result of the following  investments:
$100,000 in Insight Data Link.com, Inc; $500,000 in MicroIslet, Inc.; $500,784 in Diabecore Medical, Inc.; and $123,000 in American Inter-Metallics, Inc. All the investments were initial investments by the Company, with the exception of American-Inter-Metallics, in which the Company has invested an aggregate of $648,000 as of March 31, 2000 (See Note F).

Debenture payable of $9,850,000 were incurred because the Company sold its convertible subordinated debentures during the first quarter to raise capital to fund operations. Accrued liabilities decreased from $1,794,370 to $1,309,656 when accrued bonuses were paid to employees during the first quarter.


Results of Operations

Sales and corresponding costs of products sold during the first quarter decreased to $18,998 and $30,660 respectively in 2000 from $27,230 and $66,419 in 1999. The decreases were due to fluctuations in sales of the Company's various products.

Interest income increased during the first quarter to $164,318 in 2000 from $26,706 in 1999. The increase occurred because the Company's had more funds to invest.

Other Income decreased from $6,767 during the first quarter of 1999 to zero during the first quarter of 2000. The decrease was due to the loss of certain rental income.

Research and Development expenses during the first quarter increased to $2,150,323 in 2000 from $743,845 in 1999. The increase was due to an additional activity in connection with the Noninvasive Glucose Sensor project, made possible due to the availability of additional funds.

Selling, General and Administrative expenses during the first quarter increased to $4,282,048 in 2000 from $2,443,443 in 1999. The increase was due to the Company's expenses in connection with its sales of securities, increases in salaries, and expenses recognized for warrants granted.

The Company incurred a loss on unconsolidated subsidiary during the first quarter of $8,750. This loss resulted form the Company absorbing a part of a loss incurred by an unconsolidated subsidiary; the Company's share of the loss is determined by applying the Company's ownership percentage to the total loss incurred.

Beneficial conversion terms included in the Company's convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. The Company recognized $2,462,500 of expense in connection with its issuance of Subordinated Convertible Debentures in the first quarter of 2000 compared to $945,730 for the same period in 1999. This increase in 2000 was primarily the result of a greater amount of debentures being issued.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          (1)  The Company filed a Form 8-K report on March
               17, 2000, for the event dated March 14, 2000.
               The item listed was Item 5, Other Events; and
               Item 7(c), Exhibits.

          (2)  The Company filed a Form 8-K report on April 4,
               2000, for the event dated March 28, 2000. The item listed was Item 5, Other Events; and Item
               7(c), Exhibits.

          (3)  The Company filed a Form 8-K report on April 5,
               2000, for the event dated March 30, 2000. The item listed was Item 5, Other Events; and Item
               7(c), Exhibits.

          (4)  The Company filed a Form 8-K report on April
               18, 2000, for the event dated April 11, 2000.
               The item listed was Item 5, Other Events; and
               Item 7(c), Exhibits.



     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the  registrant has duly caused this
report to be signed on its behalf by the undersigned
thereunto duly authorized on this 15th day of   May, 2000.
 .


                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                       Fred E. Cooper
                                       CEO