Form 10-K/A
BIOCONTROL TECHNOLOGY INC
filed 2000-06-07
CIK 225211

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

           Exhibit index is located on pages 34 to 36

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

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent were purchased by Diasensor.com from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to such patent to Diasensor.com. Additional concepts to improve the capability of the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of March 2000, a total of eight patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasensor.com (See, "Intercompany Agreements").

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

BICO continued various aspects of the Diasensor development, resulting upon a method by which the readings generated by the machine could be transmitted via modem to the patient's clinic or physician. Following an in-depth marketing study, the Company determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. The model of the Diasensor has been named the Diasensor 2000 to differentiate between this model and the earlier model. Upon the advice of the FDA, BICO determined that it was in the Companies' best interest to submit a PreMarket Approval Application ("PMA") to the FDA seeking marketing approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system wherein individual modules of a PMA submission could be made as they were ready. BICO's submissions under the PMA system are discussed in the "Current Status of the Noninvasive Glucose Sensor" section, which follows.

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

Current Status of the Noninvasive Glucose Sensor

Hampered by the Companies' cash flow problems, progress on the Sensor project was slowed during 1998. Once funds became available, the Company allocated resources to re-establishing active dialog with the FDA. To further that effort, the Company engaged Joslin Diabetes Center in August 1999 to design and conduct clinical trials, which are necessary to obtain FDA approval.

The Joslin agreement calls for Joslin's representatives to conduct a clinical study on the effectiveness of the Diasensor 2000. The study is contingent upon FDA approval of the Joslin protocol for the clinical study, which has not yet been obtained. The Company's October 1999 meeting with the FDA focused on the protocol, and revisions are being made to comply with the FDA's recommendations. The contract anticipates that the Company will pay for the study, and Joslin will provide the Company with a report on the data gathered. Joslin also has the right, subject to confidentiality provisions, to publish the results of the clinical trials. The Joslin agreement contemplates that fees will  be  paid  in  connection with the  final  budgets  for  the clinical trials, which will be conducted at three sites. The budgets, and therefore the total payments due under the agreement, have not been finalized.

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

In May 1999, BICO submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and the Company responded. The Company met with the FDA in October 1999, and at that meeting, the FDA made further recommendations regarding the protocol for the upcoming clinical trials. In November 1999, the FDA requested further information. With the help of its outside consultants, the Company is compiling all the information the FDA requested and plans to submit it no later than the second quarter of 2000, although there can be no assurances that further delays will not occur. Future modules will include non-clinical testing, such as product validation and safety testing, and human clinical trial data.

Once the FDA has accepted our information, clinical trials will begin and will last for nine months. The Company is working with outside biomedical consultants to help obtain FDA approval following these clinical trials; however, there can be no assurances as to when or if that will happen.

The Company is also developing a Telemedicine program for use with the Diasensor. This program would involve the use of a Diasensor, along with an internet software program. Each reading on the Diasensor would be automatically stored for transmission, via the internet, to a location, which would analyze the data and transmit it to the patient's physician. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin. The Company believes that this Telemedicine program, which would involve a monthly fee for the use of the device and the service, rather than a purchase of the device, will make the Diasensor technology available to larger numbers of diabetics. The Company is conducting market studies on the best way to market and service the Telemedicine program, but has not yet begun to market or provide the service.

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

FDA approval is necessary to market the Diasensor in the United States. In 1999, the Companies also focused additional effort on the European market; since no material sales have occurred, the Company decided to re-assess its marketing plan. During 2000, the Company plans to send devices to different European sites for clinical evaluation in order to encourage those markets to use the Diasensor. In connection with adjusting its marketing plan, the Company is currently re-evaluating its pricing structure for the Diasensor in Europe.

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

     Air bubble detection

     Roller pump occlusion detection

     Monitoring and recording temperatures up to seven sites

     Constant up-to-the minute information on status of patient treatment via video touch screen

     Data acquisition capabilities

The ThermoChem-SB System is an accessory to the ThermoChem-HT
System and is used when delivering perfusion induced systemic hyperthermia.

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

Corklin R. Steinhart, M.D., Ph.D., is the medical director of special immunology services at Mercy Hospital in Miami, Florida. Milton B. Yatvin, Ph.D., is a professor in the Radiation & Thermal Biology Division, Department of Radiation Oncology at Oregon Health Sciences University in Portland, Oregon.
Stephen R. Ash, M.D., F.A.C.P., is the Chairman of the Board  and
Director   of   Research  and  Development  of   HemoCleanse,   a
corporation located in West Lafayette, Indiana.
IDT's progress during 1999 and early 2000 included work resulting in FDA approvals for the ThermoChem-HT system in January 2000, and approvals for additional clinical trials using the ThermoChem-
HT  technology  to  treat  lung cancer in  February  2000.   More
detailed   information   follows  in   the   sections   captioned
"University of Texas Medical Branch at Galveston" and "Wake Forest University School of Medicine".

In early February 2000, IDT retained Capital Management Consulting, Inc. The initial contract calls for IDT to pay
Capital Management Consulting $72,400 in return for in the following areas: creating a clinical development strategy which will address regulatory, market and product development issues; market research and analysis; and strategies for clinical trial design and development plans for expanded intended uses of the ThermoChem technology. The Company and its consultants are working on marketing plans for the existing technology, including the disposables, but have not yet finalized the pricing for either one.

The Company has expensed approximately $12,204,000 on this project through December 31, 1999, which includes approximately $2,460,065 for the Company's acquisition of an 8% interest in HemoCleanse, via the purchase of common stock and the conversion of a loan into common stock. Of the $2,460.065 invested in HemoCleanse common stock, approximately $1,018,750 was invested in 1994; $1,310,822 in 1995; and $130,493 in 1998. These
investments were considered speculative throughout the term of the investment because HemoCleanse was continually operating at a deficit due to its research and development activities. Throughout those periods, HemoCleanse incurred net losses, accumulated deficiencies in assets, and no net tangible assets. BICO's management considered all HemoCleanse funding to be research and development expenditures and did not recognize any goodwill due to the absence of a proven technology. Due to
HemoCleanse's financial condition and the absence of a fair market value for the HemoCleanse common stock, all amounts invested in HemoCleanse were expensed when the investments were made.

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

Bioremediation

BICO is also involved in the field of biological remedial ("bioremediation") development. Bioremediation technology utilizes naturally occurring microorganisms or bacteria to convert various types of contamination to carbon dioxide and water. This occurs through the dual processes of chemical and microbiological reactions. The product, PRP, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule, which is utilized for the collection, containment and separation of oil-type products in or from water. The product's purpose is to convert the contaminant, with no residual mass (separated or absorbed) in need of disposal. When the PRP comes in contact with the petroleum substances, the contaminants are bound to the PRP, and they stay afloat. Because the product contains the necessary nutrients and microorganisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will biodegrade both the petroleum and itself.

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

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area, which is used to manufacture PRP. The current lease has a renewable three-year term, with monthly rental payments of $2,888 plus utilities and applicable business privilege taxes. Petrol Rem has also purchased equipment, which has the capability to produce PRP in quantities of 2,500 pounds per day, and Petrol Rem has built an adequate inventory.

Petrol  Rem  has  also  completed  development  of  a  new  spray applicator for its PRP product. The new applicator is a lightweight, portable unit, which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites, which were impossible to reach with the previous applicator.

In addition to PRP, Petrol Rem has also developed other products. In order to address water pollution issues at marinas, Petrol Rem has introduced BIO-SOK, which is PRPr contained in a 10" fabric tube, is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and emulsifiers, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIO-SOKr, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIO-SOKr helps to keep waters clear. In addition, BIO-SOK helps to eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited. The U.S. Coast Guard is using the BIO-SOK in certain regions on their vessels and maintains a sufficient supply to provide continuing availability.

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

During 1997, 1998 and 1999, the majority of Petrol Rem's sales were from the BIO-SOK and BIO-BOOM products. Sales ranged from a high of approximately $138,000 in 1997 and declined to a low of approximately $27,000 in 1999. The decline was due to several factors: Petrol Rem was unable to effectively penetrate the market with products other than the Bio-Sok and Bio-Boom; due to cash flow problems in 1998, Petrol Rem stopped funding its sales efforts and lost employees; and in 1999, Petrol Rem restructured its management, operations and pricing structure - during that time, sales efforts slowed until the new management and funding was in place. By the end of 1999, Petrol Rem had its management and marketing team in place. Part of Petrol Rem's marketing strategy involved re-pricing its products. Petrol Rem now markets the BIO-SOK and BIO-BOOM at wholesale prices ranging from $14-$16, and $109-$139, respectively, depending on the quantity purchased.

Petrol Rem is marketing PRP through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product.

During 1999, Petrol Rem focused efforts on the international market, and entered into joint venture or distributorship agreements for Chile, Brazil, Uruguay, Paraguay, Bolivia, Indonesia, Greece, Cyprus and Syria. Although there can be no assurances that PRP will be successfully marketed, the Company believes, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP will be a viable product in the bioremediation marketplace. Petrol Rem currently markets PRP at wholesale prices ranging from $14-$20 per pound, depending upon the quantity purchased.

The Company believes that it has expended the necessary funds to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. The Company has spent approximately $11,247,000 on this project through December 31, 1999.

Other Projects

Implantable Technology

In April 1996, BICO was granted FDA approval to market its theraPORT Vascular Access System ("VAS"). The approval was in connection with the Company's 510(k) Notification filed in January 1996. The device is comprised of a reservoir, which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORT offers an improved delivery system by eliminating that vascular trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted.
Such devices are frequently used in cancer drug therapy. BICO began selling the standard ports during the second quarter of 1997. A second device with a low profile has been developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February 1998, BICO submitted a supplement to the FDA in response to a request for additional information, and the FDA granted its approval that same month. The Company is currently developing a dual port device and plans to submit another 510(k) for that device; however, the Company's biomedical efforts continue to be focused on the Diasensor, so it is impossible to estimate when that submission might occur.

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

American Inter-Metallics

During 1999, the Company made its initial investment in American Inter-Metallics, Inc. ("AIM"). AIM has its operations in Rhode Island, and is developing a product that enhances the performance of propellants. AIM is developing specialized equipment and a process for producing a product, which AIM believes will increase the burn rates of current propellant formulas. AIM believes that, by increasing the burn rate of propellants, its product will improve the performance of rockets and other machinery. During 1999, AIM made progress on the development of a prototype machine to produce the product and, although there can be no assurances, AIM believes the prototype will be completed by mid-2000. BICO invested $525,000 in AIM during 1999. Based upon certain performance thresholds, BICO may invest additional funds during 2000, for a total maximum investment of $1 million. If the entire $1 million investment is made, BICO would own 20% of AIM. AIM's product is in the R&D phase; no assurances can be given that it will be successful or profitable.

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

IDT received FDA approval to market its ThermoChem-HT System and related disposables used for regional cancer treatment.

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

In May of 1999 and early 2000, IDT filed provisional patents for its use of the ThermoChem-HT System and related disposables, and for the use of the device for regional hyperthermia procedures.

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

On January 14, 1998, the Company received certification to ISO 9001, and on June 23, 1998, it received the CE mark. The CE mark and the ISO certification is provided by the regulatory bodies of the EU or private "notified bodies" which are third-party companies certified by the EU as able to also provide the certifications. The CE mark indicates that the device adheres to quality systems guidelines of the ISO and its European signatory, European Norm Standards for Medical Devices ("EN"). Rigorous audits were conducted at the Company to certify that the Company's development and manufacturing procedures, as well as the Diasensor 1000 itself met the international standards laid down by the Medical Device Directive. In order to maintain its approval to ship the device into the EU, the Company must be vigilant in its adherence to its quality system, and audits will be conducted on an annual basis by its third-party notified body to verify that the Company continues to meet the standards.

Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses. BICO's products may also be subject to additional foreign regulatory approval prior to any sales.

Extracorporeal Hyperthermia

In January 2000, HemoCleanse and IDT received FDA approval to market the ThermoChem-HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In a surgical procedure all cancerous growths are surgically removed from the patient's abdomen and pelvis. While all spaces and lining surfaces are opened, the abdomen is perfused utilizing the ThermoChem-HT System with a heated physiologic solution circulating for a two
(2) hour period. In addition, in February 2000, the FDA approved continued clinical trials using the ThermoChem-HT technology to treat patients with stage IIIb small cell lung cancer.

The ThermoChem technology was submitted for FDA approval in a 510(k) Notification. 510(k) Notifications are used when the device is "substantially equivalent" to a similar existing device based on the following factors: (i) whether the device has the same "intended use" as an existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness.

IDT is working with BICO to obtain a CE Mark to market the ThermoChem-HT System in Europe.

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

Item 3.  Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents and information in response to such requests.

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

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into Diasensor.com's sales of its common stock pursuant to its public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. The Company has been cooperating fully with the state and has provided all of the information the state requested. As of the date of this document, no determinations had been made, and no orders have been issued.

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

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters


                  MARKET PRICE FOR COMMON STOCK

BICO's common stock trades on the electronic bulletin board under the symbol "BICO". On March 21, 2000, the closing bid price for the common stock was $.45 per share. The following table sets forth the high and low bid prices for BICO's common stock during the calendar periods indicated, through December 31, 1999. Because BICO's stock trades on the electronic bulletin board, these stock price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and they may not necessarily represent actual transactions.


Calendar Year                    High            Low
and Quarter

1997            First Quarter    $1.500          $ .625
                Second Quarter   $1.000          $ .3125
                Third Quarter    $ .719          $ .3125
                Fourth Quarter   $. 406          $ .0937

1998            First Quarter    $ .250          $ .0937
                Second Quarter   $ .1875         $ .0313
                Third Quarter    $ .359          $ .0313
                Fourth Quarter   $ .126          $ .049

1999            First Quarter    $ .084          $ .049
                Second Quarter   $ .340          $ .048
                Third Quarter    $ .125          $ .070
                Fourth Quarter   $ .099          $ .050

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

Item 6.  Selected Financial Data


                    YEARS ENDED DECEMBER 31st

                1999        1998         1997          1996        1995

Total
Assets      $15,685,836  $9,835,569   $12,981,300  $14,543,991  $ 9,074,669

Long-Term
Obligations $ 1,338,387  $1,412,880   $ 2,697,099  $ 2,669,727  $   175,330

Working
Capital     $ 4,592,935 ($9,899,008)  $   888,082  $ 1,785,576  $ 3,188,246

Preferred
Stock       $   720,000  $  0         $   0        $   0        $    37,900

Net Sales   $   112,354  $1,145,968   $1,155,907   $   597,592  $   461,257

TOTAL
REVENUES    $   165,251  $1,196,180   $1,260,157   $   600,249  $   461,257

Other
Income      $ 1,031,560  $  182,033   $  165,977   $   176,478  $   294,734

Warrant
Extensions  $ 4,669,483  $  0         $4,046,875   $ 9,175,375  $12,523,220

Benefit
(Provision)
for Income  $  0         $  0         $   0        $   0        $  0
Taxes

Net Loss   ($38,072,578)($22,402,644)($30,433,177)($24,045,702)($29,420,345)

Net Loss
Per Common Share:
  Basic    ($.05)       ($.08)       ($.43)       ($.57)       ($.84)
  Diluted  ($.05)       ($.08)       ($.43)       ($.57)       ($.84)

Cash
Dividends
Per Share:
 Preferred  $  0         $  0         $   0        $   0        $  0
 Common     $  0         $  0         $   0        $   0        $  0


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

The Company's other assets decreased from $4,803,384 at year-end 1998 to $710,619 at year-end 1999 due primarily to a $4.4 million adjustment to goodwill in connection with the company's metal-plating segment. In addition, during 1999, the company invested $525,000 in American Inter-Metallics, a company that is developing products designed to enhance rocket propulsion performance. The investment in AIM is carried on the Company's balance sheet as a $485,284 investment in an unconsolidated subsidiary. The difference between the actual investment and the balance sheet amount is due to certain accounting rules known as the equity basis of reporting (See, Note A -8 to the Financial Statements).

The Company's current liabilities decreased by $3.5 million from 1998 to 1999, from $10,325,771 as of December 31, 1998 to
$6,792,504 as of December 31, 1999. The decrease was primarily due to the payoff of current liabilities incurred in connection with the Company's cash flow problems during 1998. During 1999, the Company loaned approximately $150,000 to Bio-Med, Inc. d/b/a B-A-Champ.com, $100,000 of which was repaid during 1999, and the balance of which, including interest, is due in November 2000. In return, the Company received a 6.5% equity interest in that company, which is majority-owned by Fred E. Cooper, BICO's CEO (See, "Certain Relationships and Related Transactions -Loans").

The Company continued to fund operations mostly from sales of its securities. During 1999, the Company raised approximately $30,730,000 from the sales of securities, including $810,000 from sales of its Series F preferred stock. During 1998 and 1999, the Company issued $10,720,000 and $29,020,000, respectively, of its 4% Subordinated Convertible Debentures. The debentures had one-year terms, minimum holding periods prior to conversion and mandatory conversion provisions. During 1997, the Company sold 22,000 shares of its Series B preferred stock; and issued $20.2 million in subordinated convertible debentures. All of the debentures were converted or redeemed before the end of 1999.

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

In 1999, the Company's net sales decreased to $112,354 from $1,145,968 in 1998 and $1,155,907 in 1997. The decrease was due primarily to the absence of sales of FES products, which have been discontinued. (See, Note F to the Financial Statements). In addition, sales of Petrol Rem's products also declined (See, "Segment Discussion - Bioremediation Segment").

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

In 1999, the Company's costs of products sold were $147,971 as compared to $587,821 in 1998 and $641,331 in 1997. The decrease is primarily due to the Company's corresponding decreases in product sales, and products produced pursuant to FES Device contracts, which have been discontinued.

The Company's research and development expenses were $4,430,819 in 1999, a decrease from $6,340,676 in 1998, and $6,977,590 in
1997. The prior years' decrease was due to the Company's realignment of personnel and resources in an effort to obtain a CE Mark for sale of the Noninvasive Glucose Sensor outside the U.S., and, in 1998, to a loss of personnel due to cash flow problems.

In 1999, General and Administrative expenses were $12,884,237, an increase from $10,673,265 in 1998 and $12,695,628 in 1997. The decrease in 1998 from 1997 was due to a loss in personnel and reduction in related expenses. The increase from 1998 to 1999 was due, in part, to the following: aggregate compensation to executive officers, including salaries and bonuses from BICO and its subsidiaries, increased by approximately $1 million from 1998 to 1999, as set forth more fully in the Executive Compensation section. In addition, the Company had increased expenses in the form of funds paid to outside consultants and other advisors, who were retained to assist the Company in its efforts to accelerate its various projects, including the hyperthermia project, the bioremediation project, and the noninvasive glucose sensor project - those expenses increased by approximately $926,138 from 1998 to 1999.

During 1999, the Company re-evaluated its investment in its metal-coating project and determined that an impairment charge of $5,060,951 was necessary in addition to a $39,716 write-down of goodwill (See, Note A (5 and 8) to the Financial Statements).

The Company recognizes charges and expenses in connection with the issuance of its convertible debentures. Debt issue costs were $3,458,300 in 1999 as compared to $1,865,682 in 1998 and
$3,306,812 in 1997. Charges for beneficial convertible debt features were $7,228,296; $3,799,727 and $6,278,853 in 1999, 1998 and 1997, respectively (See, Note I to the Financial Statements). The fluctuations are directly related to the varying amounts of debentures issued during those years, which were $33,150,000 in 1999; $10,720,000 in 1998 and $20,230,000 in 1997 (See, Notes A
and I to the Financial Statements).

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

In 1999, unrelated investors' interest in net loss of subsidiary decreased to $24,164 from $1,385,485 in 1998 and $2,411,920 in
1997. The significant decrease is due to the declining net worth of Diasensor.com, BICO's 52% owned subsidiary. In 1997 and 1998, Diasensor.com's losses did not exceed the interest of its minority investors; therefore, those investors shared in the losses to the extent of their ownership - 48%, and BICO was charged its 52% share of the losses. In 1999, Diasensor.com's losses exceeded its minority interest share; therefore, accounting rules mandate that BICO, as majority owner, incur a charge for all of Diasensor.com's losses for 1999 after the allocation of $24,164 to the minority investors' interest at the end of 1998.

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

Bioremediation Segment. During the year ended December 31, 1999, sales to external customers decreased to $26,693 as compared to $45,382 in 1998 and $138,362 in 1997. The decreases were due to an inability to effectively penetrate the market with products other than the Bio-Sok. Other reasons for the decline are as follows: due to cash flow problems in 1998, Petrol Rem stopped funding its sales efforts and lost employees. In 1999, Petrol Rem restructured its management, operations and pricing structure
- during that time, sales efforts slowed until the new management and funding was in place. Costs of products sold decreased due to the same factors, from $88,178 in 1997 to $33,061 in 1998, and $14,683 in 1999. The relatively higher costs of products sold in 1997 were due to the higher cost of producing the Bio-Sok as opposed to other bioremediation products.

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


               Supplemental Financial Information

During the first quarter of 2000, the Company made investments in unconsolidated subsidiaries. In January, BICO acquired a 25% interest in Insight Data Link.com, Inc. for $100,000. Insight is a start-up corporation with a software program and website business that acts as an internet clearinghouse for the rental of shopping mall space. Insight also plans to develop additional software for related projects. BICO also invested an additional $123,000 in American Inter-Metallics, bringing its total investment in AIM's rocket propulsion project to $648,000. The Company made these investments because management believes they will generate revenue.

In March, 2000, the Company made a $500,000 deposit in connection with a letter of intent to purchase an interest in an environmental company. During the course of its due diligence, the Company decided not to make the purchase, and has demanded the return of the deposit.

BICO's subsidiary, Diasensor.com, Inc. also made investments in unconsolidated subsidiaries. In January 2000, Diasensor.com initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future. MicroIslet is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. Diasensor.com also invested in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. Diasensor.com invested $500,784 in Diabecore and received a 12% ownership interest. This project is also in the research and development phase. Diasensor.com made these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to its own diabetes research and development projects.

From January through early March 2000, the Company raised net funds aggregating approximately $14.7 million from the sale of its preferred stock and debentures. The Company's Series F Convertible Preferred Stock is not secured by any assets, and it is convertible by its holders beginning 120 days from issuance. The preferred stock can be converted to our common stock at a price that is determined by computing 75% of the average closing bid price for the four days prior to and the day of conversion - or a 25% discount to a five-day average trading price. There is no minimum conversion price. The subordinated convertible debentures are not secured by any assets, and are subordinate to corporate debt, except for related-party debt. The debentures are convertible beginning 90 days from issuance. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price.

In March 2000, the Company filed a Preliminary Registration Statement. The initial Registration Statement included common stock on behalf of certain selling shareholders and on behalf of the Company. The Company has agreed to file a separate registration statement for selling shareholders - those who purchased either preferred stock or subordinated debentures that are convertible into common stock.

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-28 of this report.

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

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation                 | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                                 |   Awards
Name and                                         | Securities
Principal                                (2)     | Underlying  (2) All other
Position      Year  Salary($) Bonus($) Other($)  | Warrants(#)  Compensation
==============================================================================
David L.                                         |
Purdy ,       1999  $450,000      $0        $0   |   4,000,000(3)       $0
President,    1998  $166,802      $0        $0   |           0          $0
Treasurer (4) 1997  $241,667      $0        $0   |           0          $0
------------------------------------------------------------------------------
Fred E.       1999  $809,042      $200,000  $0   |   4,000,000(3)       $0
Cooper,       1998  $556,173      $0        $0   |           0          $0
CEO (5)       1997  $592,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Anthony J.    1999  $500,886      $0        $0   |   2,000,000(3)       $0
Feola , Sr.   1998  $326,912      $0        $0   |           0          $0
Vice Pres.(6) 1997  $300,000      $0        $0   |           0          $0
------------------------------------------------------------------------------
Glenn         1999  $302,083      $0        $0   |   2,000,000(3)       $0
Keeling, VP   1998  $180,003      $0        $0   |           0          $0
(7)           1997  $200,000      $0        $0   |           0          $0

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

 (4) In 1999, Mr. Purdy was paid $183,333 by BICO and $266,667 by Diasensor.com. Although Mr. Purdy is entitled to a salary of $300,000 from BICO, he voluntarily reduced his salary beginning in 1998 (See, "Employment Agreements"). In addition to his BICO salary, Mr. Purdy was paid $100,000 by Diasensor.com in 1997 and 1998. All amounts are included in the table above. Amounts paid to Mr. Purdy by Diasensor.com are determined by the Diasensor.com Board of Directors based upon services performed on its behalf.

(5) In 1999 Mr. Cooper was paid $260,417 by BICO; $340,625 by Diasensor.com; and $104,000 each by Petrol Rem and IDT. Those 1999 payments included amounts due in 1998 which were deferred and paid in 1999. In addition to his BICO salary of $250,000, Mr. Cooper was paid $150,000 by Diasensor.com and $96,000 by both Petrol Rem and IDT in 1997 and 1998. All amounts are included in the table above. Mr. Cooper is paid by BICO based on his employment agreement (See, "Employment Agreements"). Amounts paid to Mr. Cooper by Diasensor.com, Petrol Rem and IDT are determined by the Boards of Directors of those companies based upon services performed on their behalf.

(6) In 1999, Mr. Feola was paid $425,886 by BICO and $75,000 by Diasensor.com. Part of his salary from 1998 was deferred and paid in 1999, and all amounts are included in the table above. Mr. Feola is paid by BICO based on his employment agreement (See, "Employment Agreements"). Amounts paid to Mr. Feola by Diasensor.com are determined by the Diasensor.com Board of Directors based upon services performed on its behalf.

(7) Mr. Keeling is paid by BICO based on his employment (See, "Employment Agreements"). In 1999, 87% of Mr. Keeling's salary was allocated to IDT, Inc. based upon the time he devoted to its operations.


          Option/Warrant/SAR Grants in Last Fiscal Year


                                                    POTENTIAL REALIZED
                                                     VALUE AT ASSUMED
                                                      ANNUAL RATES OF
                                                           STOCK
INDIVIDUAL GRANTS (1)                               PRICE APPRECIATION
                                                            FOR
                                                      OPTION TERM (3)

                            Percent of
                 Number of  Total
                 Securities Options/SAR's Exercise
                 Underlying Granted to    or      Expiration
                 Options/   Employees in  Base    Date     5%($)   10%($)  0%($)
   Name          SAR's      Fiscal Year   Price
                 Granted(#)    (2)        ($/Sh)

Fred E. Cooper   4,000,000      18%      $0.129   4/28/04  $144,000 $316,000  $0

David L. Purdy   4,000,000      18%      $0.129   4/28/04  $144,000 $316,000  $0

Anthony J. Feola 2,000,000       9%      $0.129   4/28/04  $ 72,000 $158,000  $0

Glenn Keeling    2,000,000       9%      $0.129   4/28/04  $ 72,000 $158,000  $0
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

     AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
         AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                              Number of       Value of
                              Securities      Unexercised
                              Underlying      In-the-Money
                              Unexercised     Options/SARs
                              Options/SARs    at
                              at              12/31/99 ($)
                              12/31/99 (#)
  Name    Shares    Value     Exercisable/    Exercisable/
          Acquired  Realized  Unexerciseable  Unexercisable
          on        ($)            (3)            (4)
          Exercise  (2)
          (#)(1)
David L.      0     $   0      4,767,200     $     0
Purdy                              (5)            (9)
Fred E.       0     $   0      4,300,000     $    0
Cooper                             (6)            (9)
Anthony       0     $   0      2,550,000     $    0
J. Feola                           (7)            (9)
Glenn         0     $   0      2,100,000     $    0
Keeling                            (8)            (9)
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

Employment Agreements

BICO has employment agreements (the "Agreements") with its Named Executives Fred E. Cooper, David L. Purdy, Anthony J. Feola and Glenn Keeling effective November 1, 1994, pursuant to which they are currently entitled to receive annual
salaries   of  $250,000,  $300,000,  $408,000  and  $375,000
respectively, which are subject to review and adjustment. Beginning in 1998, Mr. Purdy voluntarily reduced his salary and was not paid the entire amount to which he was entitled (See, "Summary Compensation Table"). The initial term of the Agreements with Messrs. Cooper and Purdy was renewed in October 1999 for an additional three-year term, which will automatically renew for additional three-year terms unless one of the parties gives proper notice of non-renewal. The initial term of the Agreements with Messrs. Feola and Keeling was renewed in October 1999 for an additional two-year term, which will automatically renew for additional two-year terms unless one of the parties gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of BICO, BICO is required to issue the following shares of common stock, represented by a percentage of the outstanding shares of common stock of the Company immediately after the change in control: five percent (5%) to Mr. Cooper and Mr. Purdy; four percent (4%)
to  Mr.  Feola; and three percent (3%) to Mr.  Keeling.   In
general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of BICO's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of BICO's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of BICO is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Name and                 Amount and      Percent of Beneficial
Address of               Nature of       Ownership of
Beneficial               Beneficial      Total Outstanding
Owner                    Ownership (1)   Common Stock (2)

David L. Purdy (3)       5,167,340 (4)   *
625 Kolter Drive
Indiana, PA 15701

Fred E. Cooper           5,076,200 (5)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Stan Cottrell              250,000 (6)   *
4619 Westhampton Drive
Tucker, GA 30084

Anthony J. Feola         2,904,000 (7)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Glenn Keeling            2,238,500 (8)   *
2275 Swallow Hill Road
Building 2500, 2nd Floor
Pittsburgh, PA 15220

Paul Stagg                 270,000 (9)   *
168 LaLanne Road
Madisonville, LA 70447

All directors and       15,906,040 (10)  1.6%
executive Officers
as a group (6)
*Less than one percent
___________________

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

     Consolidated Statements of Operations
     for the years ended December 31, 1999, 1998 and 1997        F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997        F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997        F-6

     Notes to Consolidated Financial Statements
     December 31, 1999, 1998 and 1997                            F-8

2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company filed a Form 8-K report on March 23, 1999,
     for  the event dated March 22, 1999.   The items listed
     were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on April 8, 1999, for the event dated April 1, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on April 8, 1999, for the event dated March 29, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on April 23, 1999, for the event dated April 19, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on May 27, 1999, for the event dated May 24, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on July 2, 1999, for the event dated June 24, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on July 9, 1999, for the event dated July 1, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on August 24, 1999, for the event dated August 17, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report on  September  9,
     1999, for the event dated September 9, 1999. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on September  22,
     1999,  for  the event dated  September 14,  1999.   The
     items  listed were Item 5, Other Events, and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on September  22,
     1999,  for  the event  dated September 16,  1999.   The
     items  listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on September  22,
     1999,  for  the event  dated September 22,  1999.   The
     items  listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on October 6, 1999, for the event dated October 5, 1999. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  on  October  12,
     1999, for the event dated October 6, 1999. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report  on  January  19,
     2000, for the event dated January 12, 2000. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report  on  February  2,
     2000, for the event dated January 25, 2000. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report  on  February  9,
     2000, for the event dated February 7, 2000. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  February  23,
     2000, for the event dated February 17, 2000. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on March 2, 2000, for the event dated February 29, 2000. The item listed was Item 5, Other Events; and Item 7(c), Exhibits.

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

3.9       Amendment to Articles filed October 30, 1986

3.10      By-Laws

3.11 (1)  Amendment to Articles filed February 7, 2000

4.1       Incentive Stock Option Plan and Schedule

4.2       Form of Warrant and Schedule
(1)   Filed as an exhibit to the Form 10-K filed March 27, 2000.



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

     As discussed in Note Q to the consolidated financial statements, certain restatements have been made to financial statements which were previously issued by the company.





Pittsburgh, Pennsylvania
March 24, 2000, except for Note Q as to which the date is May 24, 2000

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

                                 BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    1999              1998             1997
                                                -------------    -------------    -------------
Revenues
  Net Sales                                    $    112,354       $  1,145,968     $  1,155,907
  Other income                                       52,897             50,212          104,250
                                                -------------    -------------    -------------
                                                    165,251          1,196,180        1,260,157

Costs and expenses
  Cost of products sold                             147,971            587,821          641,331
  Research and development (notes A and L)        4,430,819          6,340,676        6,977,590
  General and administrative                     12,884,237         10,673,265       12,695,628
  Amortization of goodwill                           39,716            887,080            -
  Impairment loss                                 5,060,951               -               -
                                                 -------------    -------------    -------------
                                                 22,563,694         18,488,842       20,314,549
                                                 -------------    -------------    -------------
    Loss from operations                        (22,398,443)       (17,292,662)     (19,054,392)

Other income
  Interest                                        1,031,560            182,033          165,977

Other expense
  Debt issue costs (note A)                       3,458,300          1,865,682        3,306,812
  Beneficial convertible debt feature(note A)     7,228,296          3,799,727        6,278,853
  Interest expense                                1,373,404            481,025          315,624
  Warrant extensions (note J)                     4,669,483              -            4,046,875
  Loss on disposal of assets                            376            531,066            8,518
                                                -------------    -------------    --------------
                                                 16,729,859          6,677,500       13,956,682
                                                -------------    -------------    --------------
    Loss before unrelated
      investors' interest                       (38,096,742)       (23,788,129)     (32,845,097)

Unrelated investors' interest in
  net loss of subsidiary                             24,164          1,385,485        2,411,920
                                                -------------    --------------   --------------
  Net loss                                     $(38,072,578)      $(22,402,644)    $(30,433,177)
                                                =============    ==============   ==============

  Loss per common share (notes A): Basic       $      (0.05)      $      (0.08)    $      (0.43)
                                                =============    ==============   ==============
                                   Diluted     $      (0.05)      $      (0.08)    $      (0.43)
                                                =============    ==============   ==============

The accompanying notes are an integral part of these statements.

                  Biocontrol Technology, Inc. and Subsidiaries

              Consolidated Statements of Stockholders' Equity (Deficiency)


								                  Note rec.
                              Preferred Stock      Common Stock                  issued for  Additional
                              ---------------    ----------------                Common Stk   Paid in      Accumulated
                              Shares   Amount    Shares      Amount   Warrants    Rel Party   Capital        Deficit        Total
                              ------- --------  ---------  ---------- ----------  --------- -----------  --------------  -----------
Balance at Dec. 31, 1996            - $      -  49,213,790  $4,921,379 $6,907,162  $      - $ 82,354,749  $(90,266,059)  $3,917,231
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -   1,705,000     170,500          -         -      765,648             -      936,148
Conversion of preferred stk.  (22,000)(220,000)  6,913,366     691,337          -         -     (471,337)            -            -
Proceeds from sale of
  preferred stk.-Series B      22,000  220,000           -           -          -         -    1,807,000             -    2,027,000
Conversion of debentures            -        -  80,599,022   8,059,902          -         -   11,554,077             -   19,613,979
Warrant extensions - sub.           -        -           -           -          -         -    2,108,421             -    2,108,421
Change in ownership int-sub.        -        -           -           -          -         -        2,421             -        2,421
Warrants exercised                  -        -     152,800      15,280   (510,168)  (25,000)     533,088             -       13,200
Issuance of convertible
 debt                               -        -           -           -          -         -    6,278,853             -    6,278,853
  Net loss                          -        -           -           -          -         -            -   (30,433,177) (30,433,177)
                             --------  -------  ----------  ----------  ---------   -------    ---------   -----------  -----------
Balance at Dec. 31, 1997            -        - 138,583,978  13,858,398  6,396,994   (25,000) 104,932,920  (120,699,236)   4,464,076
                             --------  -------  ----------  ----------   --------   -------   ----------   ------------ ----------
Proceeds from stock offering        -        -   2,055,000     205,500          -         -       22,423             -      227,923
Conversion of debentures            -        - 280,134,590  28,013,459          -         -  (16,029,785)            -   11,983,674
Issuance of convertible debt        -        -           -           -          -         -    3,799,727             -    3,799,727
  Net Loss                          -        -           -           -          -         -            -   (22,402,644) (22,402,644)
                             -------- --------  ----------  ---------- ----------  ---------  ----------  ------------ ------------
Balance at Dec. 31, 1998            -        - 420,773,568  42,077,357  6,396,994   (25,000)  92,725,285  (143,101,880)  (1,927,244)
                             -------- -------- -----------  ---------- ----------  -------- ------------  ------------   ----------
Proceeds from stk offering          -        -  19,625,691   1,962,569          -         -     (914,485)            -    1,048,084
Proceeds from sale of
  Preferred stk.-Series F      72,000  720,000           -           -          -         -       90,000             -      810,000
Conversion of debentures            -        - 515,013,737  51,501,374          -         -  (19,444,872)            -   32,056,502
Warrants granted and
  extended-subsidiaries             -        -           -           -          -         -    5,897,332             -    5,897,332
Issuance of convertible debt        -        -           -           -          -         -    7,228,296             -    7,228,296
Repayment of subscription recv.     -        -           -           -          -    25,000            -             -       25,000
Warrants exercised                  -        -     687,500      68,750     (8,968)        -       26,636             -       86,418
Warrants granted                    -        -           -           -    403,135         -            -             -      403,135
  Net loss                          -        -           -           -          -         -            -   (38,072,578) (38,072,578)
                             --------  -------  ----------  ----------  ---------   -------    ---------    -----------  -----------
Balance at Dec. 31, 1999       72,000 $720,000 956,100,496 $95,610,050 $6,791,161  $      0  $85,608,192 $(181,174,458) $ 7,554,945
                             ======== ======== =========== =========== =========== ========= =========== ==============  ===========



The accompanying notes are an integral part of these statements.



                                    Biocontrol Technology, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         1999            1998           1997
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net loss                                                               $(38,072,578)  $(22,402,644)  $(30,433,177)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                            773,696        815,125        846,470
    Amortization                                                             42,149        891,412          4,332
    Loss on disposal of assets                                              177,000        531,066           -
    Impairment loss                                                       5,060,951           -              -
    Unrelated investors' interest in susidiary                              (24,164)    (1,385,485)    (2,411,920)
    Stock issued in exchange for services                                   148,484        (22,063)       936,148
    Stock issued in exchange for services by subsidiary                        -              -               600
    Debenture interest converted to stock                                   211,503        106,894        164,055
    Premium for extension on Debenture                                         -           680,500        527,113
    Beneficial convertible debt feature                                   7,228,296      3,799,727      6,278,853
    Provision for potential loss on notes receivable                         70,253      1,270,307           -
    Warrants granted                                                        403,135            -             -
    Warrants granted and extended by subsidiaries                         5,897,332            -        4,046,875
    (Decrease)increase in allowance for losses on accounts receivable        36,620         12,128       (180,909)
    (Increase) decrease in accounts receivable                               (7,924)       268,195       (137,651)
    (Increase) decrease in inventories                                       90,052        987,948       (586,029)
    Increase (decrease) in inventory valuation allowance                    (25,845)       779,050      2,092,131
    (Increase) decrease in prepaid expenses                                 (21,702)       (31,495)       113,397
    (Increase) decrease in other assets                                    (146,408)        36,927          3,713
    Increase (decrease) in accounts payable                                (949,578)     1,078,124       (388,636)
    Increase in other liabilities                                           697,726        845,136         66,737
    (Decrease) in deferred revenue                                             -          (116,146)       (63,854)
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                        (18,411,002)   (11,855,294)   (19,121,752)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                (641,371)      (111,216)      (845,512)
  Disposal of property, plant and equipment                                 175,000           -              -
  (Increase) in notes receivable                                           (337,928)       (31,493)      (313,000)
  Payments received on notes receivable                                     141,974           -              -
  Deposit on equipment                                                         -              -          (300,000)
  (Increase) in interest receivable                                         (25,774)       (97,929)       (23,519)
  Acquisition of ICTI                                                          -        (1,030,000)          -
  Acquisition of unconsolidated subsidiary                                  (525,000)          -              -
                                                                        -------------  -------------  -------------
    Net cash used by investing activites                                 (1,213,099)    (1,270,638)    (1,482,031)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                              900,000           -              -
  Proceeds from sale by subsidiary of its common stock                         -              -             3,500
  Proceeds from warrants exercised                                           86,018           -            13,200
  Proceeds from sale of Preferred stock-Series F                            810,000           -              -
  Proceeds from sale of Preferred stock-Series B                               -              -         2,027,000
  Proceeds from debentures payable                                       33,150,000     10,720,000     20,230,000
  Payments on debentures payable                                         (4,130,000)          -        (2,605,833)
  Payments on notes payable                                                (465,650)      (675,393)       (41,904)
  Increase in notes payable                                                  75,396        550,000           -
  Payments on capital lease obligations                                     (99,777)      (101,997)       (65,987)
                                                                       -------------  -------------  -------------
      Net cash provided by financing activities                          30,325,987     10,492,610     19,559,976
                                                                       _____________  _____________  _____________

      Net increase (decrease) in cash                                    10,701,886     (2,633,322)    (1,043,807)

  Cash and cash equivalents, beginning of year                              125,745      2,759,067      3,802,874
                                                                       -------------  -------------  -------------
  Cash and cash equivalents, end of year                               $ 10,827,631   $    125,745     $2,759,067
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
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of ICTI with note payable                                 $       -      $  3,350,000    $       -
                                                                      =============    ===========    ============

Acquisition of property under a capital lease:
           Equipment                                                  $       -      $     24,050    $    154,539
                                                                      =============    ===========    ============
Capital Lease Termination:
              Reduction of capital lease obligation                   $       -      $  1,184,288    $       -
                                                                      =============  =============    ============
              Reduction of property
                 Construction of Progress                             $       -      $  1,459,110    $       -
                 Land                                                 $       -           112,500            -
                                                                      -------------    -------------   -----------
                                                                      $       -      $  1,571,610    $       -
                                                                      =============    =============   ===========


Conversion of Series B-preferred stock for common stock:
          Common stock                                                $       -      $      -        $    220,000
          Additional paid-in capital                                          -             -           1,807,000
                                                                      ------------   ------------     ------------
                                                                      $       -      $      -        $  2,027,000
                                                                      =============  ============    =============

Conversion of debentures for common stock                             $ 31,845,000   $ 11,876,780    $ 19,449,924
                                                                      =============  =============   =============

Stock granted to related party for note receivable                    $       -      $       -       $     25,000
                                                                      =============  =============   =============
Conversion of warrants for common stock                               $       -      $       -       $    510,168
                                                                      =============  =============   =============


The accompanying notes are an integral part of these statements.




            Biocontrol Technology, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Organization

     Biocontrol Technology, Inc. - BICO (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical products and biological remediation products.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasensor.com, Inc. (Diasense) a 52% owned subsidiary as of December 31, 1999 and 1998; Petrol Rem, Inc., a 75% owned subsidiary as of December 31, 1999 and a 67% owned subsidiary as of December 31, 1998; IDT, Inc., a 99.1% owned subsidiary as of December 31, 1999 and 1998; International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 1999 and 1998, Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 1999 and 1998, and Ceramic Coatings Technologies, Inc., a 100% owned subsidiary as of December 31, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest. Changes in the Company's proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary are accounted for as equity transactions in consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the subsidiary's ability to continue as a going concern.

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

5.   Property and Equipment

     Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis. Amortization of assets recorded under capital leases is included with depreciation expense. Impairment losses are recognized when management determines that operating conditions raise doubts about the ability to recover the carrying value of particular assets. The amount of impairment loss is determined by comparing the present value of the estimated future cash inflows of such assets to their net carrying value.

6.   Patents

     Patents are amortized over their legal or useful lives whichever is less. Accumulated amortization on patents was $96,941 and $94,508 at December 31, 1999, and 1998,
     respectively.

7.   Goodwill

     Goodwill, which represents the excess cost of purchased companies over the fair value of their net assets at dates of acquisition, are amortized on a straight line basis over five years. Goodwill associated with assets determined to be impaired is correspondingly written down.

8.   Investment in Unconsolidated Subsidiary

     During 1999 the Company acquired a 10% interest in American Inter-Metallics, Inc. (AIM) for $525,000. Due to the Company's representation on the AIM board of directors and the ability through the stock purchase agreement to increase the Company's interest in AIM to 20%, Management has determined that the equity basis of accounting is appropriate for this investment. AIM has not yet commenced operations and has reported no net income or loss through December 31, 1999. The difference between the investment of $525,000 and the underlying equity in AIM's net assets was $476,595 and is being amortized as goodwill over a 5 year period. Declines in this investment's value that are determined by Management to be other than temporary will be recognized as losses on a current basis.

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

15.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures during the period the debt is outstanding. Total debt issue costs recognized for the periods December 31, 1999, 1998, and 1997 were $3,458,300, $1,865,682, and
     $3,306,812, respectively.

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

19.  Advertising Costs

     Advertising costs are charged to operations when incurred.
     Advertising expenses for 1999, 1998 and 1997 were $4,851,
     $43,901, and $214,832 respectively.

20.  Reclassification

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

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                        Dec. 31, 1999  Dec. 31, 1998
                                        -------------  -------------
  Related Parties
  Notes receivable from Fred E. Cooper,        -        $  523,900
  Chief Executive Officer,
  payable upon demand with interest
  ranging from 8.25% to 12%.

  Note receivable from Fred. E Cooper,    $  747,087         -
  Chief Executive Officer, dated
  April 28, 1999, in the amount of
  $777,400, payable in monthly
  installments of $9,427 with a final
  balloon payment on May 31, 2002.
  Interest is accrued at a Rate of
  8% per annum.

  Notes receivable from Glenn Keeling,         -           265,000
  Director, payable upon demand with
  interest ranging of 8.25% to 10%.

  Note receivable from Glenn Keeling,        275,869         -
  Director, dated April 28, 1999, in
  the amount of $296,358, payable in
  monthly installments of $4,184 with
  a final balloon payment on May 1,
  2002.  Interest is accrued at a
  rate of 8% per annum.

  Note receivable from T.J. Feola,             -           235,000
  Director, payable upon demand with
  an interest rate of 8.25%.

  Note Receivable from T.J. Feola,           245,581         -
  Director, dated April 28, 1999,
  in the amount of $259,477, payable
  in monthly Installments of $3,676
  with a final balloon payment on
  May 31,2002.  Interest is accrued
  at a rate of 8% per annum.


  Note receivable from Allegheny             172,724       200,000
  Food Services, Inc. of which
  Joseph Kondisko, a former director,
  is principal owner, payable in
  monthly installments of $3,630,
  including interest at 9.25%,
  with a final balloon payment on
  April 1, 2001.

  Note receivable from Bio Med, Inc.          50,000          -
  (dba B-A-Champ.com). A company
  substantially owned by
  Fred E. Cooper, Chief Executive
  Officer. Note is due on November 8,
  2000 and bears interest of
  6% per annum.

  Unrelated Parties                           12,000        12,000
  Note receivable from an
  individual, payable upon
  Demand with 8.75% interest.

  Note receivable from HemoCleanse              -          130,493
  Inc, payable on demand after
  December 31, 2002 with interest
  accrued at a rate of 20% per annum.

  Note receivable from an                    200,000          -
  individual, due on November 15,
  2000 with interest at prime plus
  2% (10.50% at December 31, 1999).
                                           _________      _________
                                           1,703,261      1,366,393
  Less current notes receivable              200,000              0
                                           _________      _________
  Noncurrent                             $ 1,503,261     $1,366,393
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

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                  Dec. 31, 1999    Dec. 31, 1998
                                  -------------    -------------

Raw materials                     $  3,504,708     $  3,498,976
Finished goods                         858,805          954,589
                                   ____________     ____________
                                     4,363,513        4,453,565
Less valuation allowance            (4,353,205)      (4,379,050)
                                  ____________     ____________

                                  $     10,308     $     74,515
                                  ============     ============



NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                 Dec. 31, 1999      Dec. 31, 1998
                                 _____________      _____________
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


                             Biomedical  Bioremediation   Marine       All      Consolidated
                             Devices                      Paint        Other
                                                          Products

1999
Sales to external customers $    82,056    $    26,693   $        0  $    3,599  $    112,348
Cost of products sold           133,288         14,683            0           0       147,971
Gross profit (loss)             (51,232)        12,010            0           0       (39,222)
Identifiable assets          15,018,258        226,760       17,968     422,850    15,685,836
Capital expenditures            262,954              0            0     378,417       641,371
Depreciation & amortization   5,108,855         34,351            0      96,060     5,239,266
Interest income               1,031,560              0            0           0     1,031,560
Interest expense              1,373,404              0            0           0     1,373,404

1998
Sales to external customers $ 1,028,484    $    45,382   $  40,835   $   31,267     1,145,968
Cost of products sold           483,388         33,061      32,777       38,595       587,821
Gross profit (Loss)             545,096         12,321       8,058       (7,328)      558,147
Identifiable assets           8,614,498        168,315       8,770    1,043,986     9,835,569
Capital expenditures            105,827              0           0        5,389       111,216
Depreciation & amortization   1,563,366         36,061       5,938      105,504     1,710,869
Interest income                 182,033              0           0            0       182,033
Interest expense                481,025              0           0            0       481,025

1997
Sales to external customers $   880,919    $   138,362   $ 136,624   $        0  $  1,155,905
Cost of product sold            445,843         88,178     107,310            0       641,331
Gross profit                    435,076         50,184      29,314            0       514,574
Identifiable assets          11,122,314        602,460      56,860    1,199,666    12,981,300
Capital expenditures            661,095          4,460       8,680      325,816     1,000,051
Depreciation & amortization     720,150         33,976       2,751       93,925       850,802
Interest income                 165,977              0           0            0       165,977
Interest expense                315,624              0           0            0       315,624



NOTE G - LONG TERM DEBT

Long-term debt consisted of the following as of:

                                                     Dec. 31,       Dec. 31,
                                                       1999           1998

Note Payable to individuals with interest at       $     -      $    250,000
prime   plus   2%,   collateralized   by   a
confession of judgement, payable in  monthly
installments   of   $60,000   beginning   on
February  10,  1999  with  a  final  balloon
payment  of  all  remaining  principal   and
interest on May 10, 1999.

Note   Payable  in  connection  with   stock        2,900,000      2,900,000
purchase  agreement for  58.4%  interest  in
International  Chemical  Technologies,  Inc.
(ICTI). The note bears interest at a rate of
8%  and  is collateralized by the shares  of
ICTI purchased in the transaction.  The note
is   payable  in  monthly  installments   as
follows:   (I) on   the first  day  of  each
calendar month from April 1,1998 through and
including  September  1,  1998  a  principal
payment of $ 150,000 per month plus interest
(ii)    on  October  1,  1998,  a  principal
payment  of $1,000,000 plus accrued interest
(iii)   on  the  first day of each  calendar
month  from  November 1,  1998  through  and
including   November  1,  1999  a  principal
payment  of $ 100,000 per month plus accrued
interest  and  (iv)  on December 1,  1999  a
final   payment   equal  to  the   remaining
outstanding  principal  balance   plus   all
accrued interest thereon. At December 31, 1999, the Company was, and continues to be, in default on the terms of this loan.
Accordingly, the unpaid balance could be declared immediately due and payable at the option of the lender.

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

Commercial Premium Finance Agreement payable             -            53,296
in   nine  monthly  installments  of  $7,818
including interest at 8% per annum beginning
November 1, 1998.

Commercial Premium Finance Agreement payable           66,187
in  nine  monthly  installments  of  $ 9,697
including  interest  at   7.62 %  per  annum
beginning November 1, 1999.

Note  payable due on  January 5,  1999  with              -          150,000
interest   at  a   rate  of  8%  per  annum.
Collateralized by 5,444,644 shares of the Company's common stock.

Note Payable in monthly payments of $374
including interest at a rate of $18.00%.
Collateralized by cash on deposit.                        -            2,682

Note  Payable to a bank in monthly  payments
of $433 including interest at a rate of 8.75%.          4,070          4,533
Collateralized by equipment.
                                                    ----------     ---------
                                                    4,161,924      4,552,178
Current portion of long-term debt                   4,159,684      4,552,178
                                                    ----------     ---------
Long-term debt                                     $    2,240        $     0
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

     The following is a summary of property held under capital leases:

                                   Dec. 31, 1999       Dec. 31, 1998
                                   _____________       _____________
  Building                         $ 1,207,610         $ 1,207,610
  Land                                 133,750             133,750
  Equipment                            229,565             289,531
                                   _____________       _____________
  Sub Total                          1,570,925           1,630,891

  Less: Accumulated Depreciation       378,885             277,069
                                   _____________       _____________
  Total Property under             $ 1,192,040         $ 1,353,822
      Capital Leases               =============       =============

   Minimum future lease payments are as follows:


     2000                        $   563,025
     2001                            474,812
     2002                            358,506
     2003                            276,655
     2004                            214,588
     Thereafter                    1,434,360
                                   ---------
     Future minimum lease        $ 3,321,946
     payments                      =========

NOTE I - SUBORDINATED CONVERTIBLE DEBENTURES

     During 1999, 1998 and 1997 the Company issued subordinated 4% convertible debentures totaling $33,150,000, $10,720,000 and $20,230,000, respectively. Such convertible debentures were issued pursuant to Regulation S, Regulation D, and/or Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 45 to 90 days from issuance. At December 31, 1999 and 1998, the subordinated convertible debentures totaled $0 and $2,825,000, respectively. The debentures issued in 1999 included beneficial conversion features providing a discount on the acquisition of common stock at discounts ranging from 12% to 22%.

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

     During 1999, 400,000 shares of the preferred stock were authorized as "4% Cumulative Convertible Preferred Stock, Series F". 72,000 shares of this preferred stock were issued in 1999. Each holder of shares of the Series F Preferred Stock has the option to convert any or all shares under the terms of their agreements. The Series F Convertible Preferred Stock is not secured by any assets, and it is convertible by its holders beginning 120 days from issuance. The preferred stock can be converted to common stock at a price that is determined by computing 75% of the average closing bid price for the four days prior to and the day of conversion - or a 25% discount to a five-day average trading price.

     During 1997, 22,000 shares of the Series B convertible preferred stock were sold and converted.


     Common Stock Warrants

     During 1999, warrants ranging from $.123 to $.23 per share to purchase 23,017,500 shares of common stock were granted at exercise prices which were equal to or above the current quoted market price of the stock on the date issued. In connection with the granting of warrants, the Company recognized $403,134 of general and administrative expense. Warrants to purchase 29,896,662 shares of common stock were exercisable at December 31, 1999. The per share exercise prices of these warrants are as follows:

                   Shares               Exercise Price
                   20,000              $.06
                   85,000              $.103
               21,500,000              $.129
                  400,000              $.13
                  250,000              $.155
                   10,000              $.22
                4,426,700              $.25
                   80,000              $.33
                   50,000              $.38
                    1,482              $.45
                  350,000              $.50
                  884,000              $1.00
                  150,000              $1.48
                    2,000              $1.69
                1,375,000              $2.00
                    2,000              $2.09
                   94,000              $2.125
                    2,000              $2.13
                   69,480              $2.25
                   35,000              $2.41
                   20,000              $2.75
                   25,000              $3.00
                   25,000              $3.20
                    5,000              $3.31
                   25,000              $3.50
                   10,000              $4.03
                   ------
       Total   29,896,662
               ==========

     The fiscal years in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

Fiscal           Warrants          Warrants Expire During Fiscal Year
Year Granted     Granted     2000      2001      2002       2003        2004
------------    ---------   ------    ------    -------    -------     -------
  1990            406,700             226,700              180,000
  1991          1,251,482             900,000   351,482
  1992             25,000   25,000
  1993            154,000             144,000               10,000
  1994            130,000                        20,000     85,000       25,000
  1995             21,000   21,000
  1996            594,480             535,000                            59,480
  1997          2,344,000           1,400,000   944,000
  1998          2,620,000                     1,200,000  1,420,000
  1999         22,350,000                                  600,000   21,750,000
               ----------   ------  --------- ---------  ---------   ----------
               29,896,662   46,000  3,205,700 2,515,482  2,295,000   21,834,480
               ==========   ======  ========= =========  =========   ==========


     The following is a summary of the warrant transactions during 1999:

          Outstanding beginning of period:             7,831,662
          Granted during the twelve-month period:     23,017,500
          Canceled during the twelve-month period:       265,000
          Exercised during the twelve-month period:      687,500
                                                      ----------
          Outstanding and eligible for exercise:      29,896,662
                                                      ==========

     The  following  is  a  summary  of  expenses  recognized   in
     connection with warrants granted or extended during 1999:

                            Granted       Extended      Total
                            -------      ---------      ------
     Parent  Company     $  403,134     $        0   $  403,134
     Subsidiaries:
       Petrol Rem, Inc.      54,981         20,160       75,141
       Diasensor.com, Inc.  229,642        272,078      501,720
       IDT, Inc.            943,226      4,377,245    5,320,471
                            -------      ---------    ---------
                          1,227,849      4,669,483    5,897,332
                          ---------      ---------    ---------
          Total          $1,630,983     $4,669,483   $5,897,332
                          =========      =========    =========

     Expenses recognized on warrants granted are included in the Statement of Operations as general and administrative expenses and research and development expenses ($1,189,171 and $441,812 respectively).

     Warrant Extensions

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

     Diasensor.com, Inc. Warrants

     During 1999, Diasensor.com, Inc. granted warrants to purchase 2,080,000 shares of its common stock and extended the exercise date of warrants to purchase 3,070,213 shares of common stock to certain officers, directors, employees and consultants. A charge of $229,642 is included in general and administrative expenses for warrants granted during 1999. The extended warrants were originally granted at an exercise price ranging from $.50 to $3.50 and extended at the same price. Diasensor.com, Inc. recorded a $272,078 expense for these extended warrants.

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

     Petrol Rem Warrants

     During 1999, Petrol Rem, Inc. granted warrants to purchase 2,690,000 shares of its common stock and extended the exercise date of warrants to purchase 1,450,000 shares of common stock to certain officers, directors, employees and consultants. A charge of $54,981 is included in general and administrative expenses for the warrants granted during 1999. The extended warrants were originally granted at an exercise price of $.10 and were extended at the same price. Petrol Rem recorded a $20,160 expense for these extended warrants.

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

     IDT Warrants

     During 1999, IDT granted warrants to purchase 295,000 shares of its common stock and extended the exercise date of warrants  to  purchase 1,505,000 shares of  common  stock  to certain officers, directors, employees and consultants. Charges of $501,414 and $441,812 are included in general and administrative expenses and research and development expenses, respectively, for these warrants granted during1999. The extended warrants were originally granted at exercise prices ranging from $.10 to $2.00 and were extended at the same prices. IDT recorded a $4,377,245 expense for these extended warrants.

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

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 1999, December 31, 1998 and December 31, 1997:

                              Dec.31, 1999   Dec.31, 1998   Dec.31, 1997
                              ------------   ------------   ------------
     Net Operating Loss       $ 37,672,000   $ 28,294,800   $ 21,508,400
     Warrant Expense             4,812,868      2,741,397      2,741,397
     Tax Credit Carryforward     1,700,000      1,100,000        580,000
                              ------------   ------------   ------------
                                44,184,868     32,136,197     24,829,797
     Valuation Allowance       (44,184,868)   (32,136,197)   (24,829,797)
                              ------------   ------------   ------------
     Net Deferred Tax Asset   $          0   $          0   $          0
                              ============   ============   ============


     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                    Increase
                                                       in
                                     Deferred       Valuation
                                        Tax         Allowance     Net
                                      Benefit

     Year-ended December 31, 1999   $(12,048,671) $ 12,048,671    $0
     Year-ended December 31, 1998   $( 7,306,400) $  7,306,400    $0
     Year-ended December 31, 1997   $( 6,237,758) $  6,237,758    $0
     From March 20, 1972(inception)
     Through December 31, 1999      $(44,184,868) $ 44,184,868    $0

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

     On April 28, 1999 Mr. Keeling's obligations, including those outstanding at December 31, 1998, were converted to a term loan totaling $296,358 payable in monthly installments of $4,184 with a final balloon payment on May 1, 2002. Interest on this loan is accrued at a rate of 8% per annum.

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


NOTE Q - RESTATEMENT

     The accompanying consolidated financial statements include the effect of reclassifications which were made to consolidated financial statements previously issued by the Company and to the disclosures included in those consolidated financial statements. There was no change to the previously reported consolidated financial position or results of consolidated operations of the Company.




                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of June 2000.

                                BIOCONTROL  TECHNOLOGY, INC.



                                   /s/ Fred E. Cooper
                                   By: Fred E. Cooper
                                   CEO, principal executive
                                   officer, principal financial
                                   officer, principal accounting
                                   officer and director


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date


/s/ Anthony J. Feola          Senior Vice President,      June 7, 2000
Anthony J. Feola              Director

/s/ Glenn Keeling             Director                    June 7, 2000
Glenn Keeling

/s/ Stan Cottrell             Director                    June 7, 2000
Stan Cottrell

/s/ Paul W. Stagg             Director                    June 7, 2000
Paul W. Stagg