Form 10-Q/A
period 2000-08-10
BICO INC/PA
filed 2000-08-10
CIK 225211

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

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 1,700,000,000 shares, issued and
    outstanding 960,514,996 at Mar. 31, 2000 and
    956,100,496 at Dec. 31, 1999                                     96,051,500         95,610,050
   Series F 4% convertible preferred stock, par value $10
    per share, authorized 500,000 shares issuable in
    series, shares issued and outstanding 452,000 at
    March 31, 2000 and 72,000 at December 31, 1999.                   3,418,259            720,000
   Additional paid-in capital                                        90,694,479         85,608,192
   Warrants                                                           6,673,878          6,791,161
   Accumulated deficit                                             (190,306,004)      (181,174,458)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY                                  6,532,112          7,554,945
          TOTAL LIABILITIES AND                                    -------------      -------------
            STOCKHOLDER' EQUITY                                   $  24,203,821      $  15,685,836
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


                     BIOCONTROL  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                   For the three months ended March 31,
                                              2000            1999
                                          (Unaudited)     (Unaudited)
                                          ----------      -----------
Revenues
  Net Sales                               $   18,998       $   27,320
  Other income                                  -               6,767
                                          ----------      -----------
                                              18,998           34,087

Costs and expenses
  Cost of products sold                        30,660          66,419
  Research and development                  2,150,323         743,845
  General and administrative                4,188,967       2,443,443
  Amortization of goodwill                     77,207            -
                                           ----------     -----------
                                            6,447,157       3,253,707
                                           ----------     -----------
    Loss from operations                   (6,428,159)     (3,219,620)

Other income
  Interest                                    164,318          26,706

Other expense
  Beneficial convertible debt feature       2,462,500          945,730
  Interest expense                            151,757          140,763
  Loss on unconsolidated subsidiary             8,750             -
  Loss on disposal of assets                   15,874             -
                                           ----------      -----------
                                            2,638,881        1,086,493
                                           ----------      -----------
    Loss before unrelated
      investors' interest                  (8,902,722)      (4,279,407)

Unrelated investors' interest in
  net loss of subsidiary                     (228,824)          24,162
                                           ----------      -----------

  Net loss                                $(9,131,546)     $(4,255,245)
                                           ==========      ===========

  Loss per common share - Basic:
   Net Loss                               $     (0.01)     $     (0.03)
   Less: Preferred stock dividends              (0.00)           (0.00)
                                             ----------      -----------
   Net loss attributable to
    common stockholders                   $     (0.01)     $     (0.03)
                                             ==========      ===========

  Loss per common share - Diluted:
   Net Loss                               $     (0.01)     $     (0.03)
   Less: Preferred stock dividends              (0.00)           (0.00)
                                             ----------      -----------
   Net loss attributable to
    common stockholders                   $     (0.01)     $     (0.03)
                                             ==========      ===========


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

NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending March 31, 2000, and March 31, 1999, were 957,411,668 and 156,110,750, respectively. The net loss attributable to common shareholders for the quarter ended March 31, 2000, was $9,913,138. This was determined by increasing the net loss of $9,131,546 by a $781,592 constructive dividend to preferred stockholders as discussed in Note G.


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

NOTE G - Beneficial Conversion Feature of Preferred Stock

     As of March 31, 2000 the Company had issued 452,000 shares of its Series F 4% convertible preferred stock which include a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a reduction in the preferred stock recorded at par and is amortized as constructive dividends to the preferred stockholders over the 120 day period using the effective interest method. The total valuation discount of this beneficial conversion feature on the 452,000 shares of preferred stock outstanding at March 31, 2000, was $1,883,333. Total amortization recognized as constructive dividends that were charged to Additional Paid in Capital in the quarter ended March 31, 2000 was $781,592.

NOTE H - Restatement

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

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


               Liquidity and Capital Resources

For the Quarter ended March 31, 2000

Our cash increased to  $17, 521,694 as of March 31, 2000 from
$10,827,631 as of December 31, 1999.   The increase was
generated from sales of our securities, including: $9,850,000 from sales of our subordinated convertible debentures; $4,275,000 from sales of our Series F preferred stock; and
$899,420 from warrants exercised.  Our   Series F Convertible
Preferred Stock is not secured by any of our assets, and it is convertible by its holders beginning 120 days from when it's issued. Our preferred stock can be converted to our common stock at a price that is determined by computing 75% of the average closing bid price for the four days prior to and the day of conversion - or a 25% discount to a five-day average
trading price.   There is no minimum conversion price.   Our
Subordinated convertible debentures are not secured by any assets, and are subordinate to our corporate debt, except for debt to any related parties. Our debentures are convertible beginning 90 days from when we issue them. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price.

During the quarter ended March 31, 2000 our net cash flow used
by operating activities was ($6,787,907).   During the same
quarter, our net cash flow used by investing activities was ($1,484,210) due primarily to our investments in the following unconsolidated subsidiaries: Insight Data Link.com, Inc., American Inter-Metallics, Inc., MicroIslet, Inc., and Diabecore Medical, Inc., which we discuss in the following three paragraphs.

During the first quarter of 2000, we made investments in unconsolidated subsidiaries. In January, BICO acquired a 25% interest in Insight Data Link.com, Inc. for $100,000. Insight is a start-up corporation with a software program and website business that acts as an internet clearinghouse for the rental of shopping mall space. Insight also plans to develop additional software for related projects. We also invested an additional $123,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $648,000. We made these investments because our management believes they will generate revenue.

Our subsidiary, Diasensor.com, Inc. also made investments in unconsolidated subsidiaries. In January 2000, Diasensor.com initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future. MicroIslet is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. Diasensor.com also invested in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. Diasensor.com invested $500,784 in Diabecore and received a 12% ownership interest. This project is also in the research and development phase. Diasensor.com made these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those investments in Insight Data Link.com, American Inter-Metallics, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $485,284 as of December 31, 1999 to
$1,623,111 at March 31,2000.     The money we spent investing
in those four companies came from stock and debenture sales
during 1999.   All the investments were our initial
investments in those companies, except American-Inter-Metallics - we've invested a total of $648,000 in AIM as of March 31, 2000.

Our net inventory decreased from $10,308 as of December 31, 1999 to $2,801 as of March 31, 2000 as a result of certain
evaluations and write-offs of existing inventory.   Current  -
short-term - notes receivable increased by $55,000 due to a note to one individual that is being repaid currently, with a full payoff by August 1, 2000, and decreased by $200,000 when a short-term note was reclassified as a long-term note.

Interest receivable decreased from $2,701 as of December 31, 1999 to zero at March 31,2000 due to timing of interest payments on certain debt. Prepaid expenses increased from $192,246 at December 31, 1999 to $271,441 as of March 31, 2000
due to expenses incurred in the ordinary course of business.

Other current assets of $500,000 resulted from a deposit we made during the first quarter on a transaction that we later cancelled; we expect to have the deposit returned during the third quarter of 2000. Leasehold improvements increased by $61,660; machinery and equipment increased by $97,698; and furniture, fixtures and equipment increased $50,075 during the first quarter due to purchases we made in connection with our noninvasive glucose sensor project.

Related party receivables decreased by  $35,285 during the
first quarter due to scheduled repayments on related party
debt.   Notes receivable increased by $200,000 when a note
previously carried as a current asset was reclassified as a long-term asset.

Debentures payable of $9,850,000 were incurred because we sold convertible subordinated debentures during the first quarter to raise capital to fund operations. Accrued liabilities decreased from $1,794,370 to $1,309,656 when we paid employees accrued bonuses during the first quarter.




                    Results of Operations

Our sales and corresponding costs of products sold during the first quarter decreased to $18,998 and $30,660 respectively in
2000 from  $27,230 and $66,419 in 1999.   The decreases were
due to fluctuations in sales of our various products. Our costs decreased due to our overall reduced sales. Our overall sales decreased because we have not been able to successfully market our products. For example, we had sales of the Diasensor totaling $9000 in the first quarter of 1999, and no sales of the Diasensor during the first quarter of 2000, because we haven't been able to successfully sell the device in Europe. We're not sure why we were only able to sell a few sensors in 1999, and none in 2000. We've hired marketing consultants to help us figure out why, and to help us learn
how to sell more.    We had minor sales totaling $3500 of
other biomedical products, primarily leftover parts from previous models of the Diasensor, during the first quarter of 1999, but we sold all of them in 1999 and had no similar sales
in 2000.   Our other product sales increased, but not
significantly. Bioremediation product sales totaled $9200 during the first quarter of 1999, with a slight increase to $9400 during the first quarter of 2000. During the first quarters of 1999 and 2000, sales of $3100 and $5400, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. Those sales increased because we were able to convince more doctors to use the
product in 2000 than we were in 1999.    We also had sales of
our metal-coating products totaling $2400 during the first quarter of 1999 and $4150 during the first quarter of 2000. The increase was due to repeat customers who sent us more work
once they were satisfied with our earlier performance.   Until
we have significant sales, we can't predict any trends for future revenues.

Interest income increased during the first quarter to $164,318 in 2000 from $26,706 in 1999. The increase occurred because we had more funds to invest.

Other Income decreased from $6,767 during the first quarter of 1999 to zero during the first quarter of 2000. The decrease was due to the loss of rental income.

Research and Development expenses during the first quarter
increased to $2,150,323 in 2000 from $743,845 in 1999.   The
increase was due to increased spending on our noninvasive glucose sensor project, made possible due to the availability of additional funds. We used those additional funds to replace scientists and engineers who left during 1998 when we had serious cash flow problems, and to work on future versions of the noninvasive glucose sensor.

Selling, General and Administrative expenses during the first quarter increased to $4,188,967 in 2000 from $2,443,443 in
1999.   The increase primarily due to additional expenses in
the following areas: a $635,000 increase in salaries; a $398,000 increase in commissions on sales of our debentures and preferred stock; and a $190,000 increase in expenses recognized for warrants granted.



                    Results of Operations


We had a loss in unconsolidated subsidiary during the first quarter of $8,750. This loss resulted because we absorbed part of a loss incurred by an unconsolidated subsidiary. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,462,500 of expense in connection with its issuance of our subordinated convertible debentures in the first quarter of 2000 compared to $945,730 for the same period in 1999. The amount increased primarily because we issued more debentures this year compared to last year.

Similarly, we recognized a beneficial conversion feature for our preferred stock during the first quarter of 2000. As of March 31, 2000, we issued 452,000 shares of our Series F preferred stock. The preferred stock is convertible into our common stock at a discount of 25% after 120 days. Based on accounting rules, the value of the beneficial conversion feature of the preferred stock is calculated as the difference between the market price and the discounted price for the corresponding common stock on the date the preferred stock was purchased. The total discount of $1,883,333 is recognized as a constructive dividend on our preferred stock over 120 days. The amount of the constructive dividend recognized in the first quarter of 2000 totaled $781,592 - or $1.73 per preferred share. We charged the $781,592 to additional paid-in capital. We did not have any of these charges or constructive dividends during the first quarter of 1999 because we had not yet issued our preferred stock.



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



     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2000.



                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                       Fred E. Cooper
                                       CEO