Form 10-Q
period 2000-06-15
BICO INC/PA
filed 2000-08-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                          June  30, 2000

 Commission file number                     0-10822


                          BICO, INC.
   (Exact name of registrant as specified in its charter)


Pennsylvania                                     25-1229323
(State of other jurisdiction                   (IRS Employer
 of incorporation or organization)           Identification no.)


2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA       15220
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

                         Yes   X        No

     As of June 30, 2000, 962,817,628 shares of BICO, Inc.
common stock, par value $.10 were outstanding.

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                              Jun. 30, 2000    Dec. 31, 1999
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $ 11,827,763     $ 10,827,631
 Accounts receivable - net of allowance for doubtful accounts         7,123           27,263
  of $63,679 at Jun. 30, 2000 and $63,679 at Dec. 31, 1999
 Inventory - net of valuation allowance                             356,567           10,308
 Notes receivable                                                    20,000          200,000
 Interest receivable                                                      0            2,701
 Prepaid expenses                                                   535,186          192,246
 Advances - Officers                                                127,290          125,290
 Other assets                                                       500,000                0
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            13,373,929       11,385,439


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,207,610       1,207,610
 Land                                                               133,750         133,750
 Leasehold improvements                                           1,623,141       1,435,319
 Machinery and equipment                                          4,911,026       4,676,330
 Furniture, fixtures & equipment                                  1,000,477         841,308
                                                              -------------    -------------
  Subtotal                                                        8,876,004       8,294,317

 Less accumulated depreciation                                    4,997,091       4,704,539
                                                              -------------    -------------
                                                                  3,878,913       3,589,778

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,422,024       1,491,261
  Interest receivable                                                24,555          22,023
                                                              -------------    -------------
                                                                  1,446,579       1,513,284
  Allowance for related party receivables                        (1,305,258)     (1,340,560)
                                                              -------------     ------------
                                                                    141,321         172,724

 Notes receivable                                                   212,000          12,000
 Interest receivable                                                  4,847           4,235
 Investment in unconsolidated subsidiaries                        1,615,581         485,284
 Other assets                                                        35,380          36,376
                                                              -------------    -------------
                                                                  2,009,129         710,619
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 19,261,971    $ 15,685,836
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO,Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Jun. 30, 2000    Dec. 31, 1999
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  257,734       $  759,733
  Current portion of long-term debt                                   4,093,608        4,159,684
  Current portion of capital lease obligations                           99,606           76,017
  Debentures payable                                                  9,500,000                0
  Accrued liabilities                                                 1,394,458        1,794,370
  Escrow payable                                                          2,700            2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                    15,348,106        6,792,504

LONG-TERM LIABILITIES
  Capital lease obligations                                           1,273,532        1,336,147
  Long-term debt                                                          1,241            2,240
                                                                    -------------    -------------
                                                                      1,274,773        1,338,387
COMMITMENTS AND CONTINGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                          9,360                0

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
   authorized 1,700,000,000 shares, issued and
   outstanding 962,817,628 at Jun. 30, 2000 and
   956,100,496 at Dec. 31, 1999                                      96,281,763       95,610,050
   Series F 4% convertible preferred stock, par
   value $10 per share, authorized 500,000
   shares issuable in series, shares issued and
   outstanding 452,000 at June 30, 2000 and 72,000
   at December 31, 1999.                                              4,520,000          720,000
   Additional paid-in capital                                        90,213,266       85,608,192
   Warrants                                                           6,718,837        6,791,161
   Accumulated deficit                                             (195,104,134)    (181,174,458)
                                                                   -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                  2,629,732        7,554,945
                                                                   -------------    -------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY                                   $  19,261,971     $ 15,685,836
                                                                   =============    =============

The accompanying notes are an integral part of these statements.


                       BICO,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                         For the six months ended       For the three months ended
                                                                  Jun. 30,                        Jun. 30,
                                                             2000          1999              2000            1999
                                                        --------------  --------------  --------------   --------------
Revenues
   Net Sales                                               $    38,813     $    78,428      $   19,815       $  51,108
   Other  income                                                   -            14,397             -             7,630
                                                        --------------  --------------  --------------   --------------
                                                                38,813          92,825          19,815          58,738
Costs  and  expenses
   Cost  of  products  sold                                     58,228         132,991          27,568          66,572
   Research  and  development                                3,805,960       2,154,759       1,655,637       1,410,914
   General  and  administrative                              7,621,067       8,132,276       3,432,100       5,688,833
   Amortization of goodwill                                    136,737             -            59,530             -
                                                         --------------  --------------  --------------   --------------
                                                            11,621,992      10,420,026       5,174,835       7,166,319
                                                         --------------  --------------  --------------   --------------
    Loss from operations                                   (11,583,179)    (10,327,201)     (5,155,020)     (7,107,581)
                                                         --------------  --------------  --------------   --------------

Other income
  Interest                                                     327,949          60,758         163,631          34,052

Other expense
  Beneficial convertible debt feature                        2,462,500       4,006,524             -         3,060,794
  Interest expense                                             259,818         194,253         108,061          53,490
  Loss on unconsolidated subsidiary                              8,750             -               -               -
  Loss on disposal of assets                                    15,874             -               -               -
                                                         --------------  --------------  --------------   -------------
                                                             2,746,942       4,200,777         108,061       3,114,284
                                                         --------------  --------------  --------------   -------------



Loss  before  unrelated investors' interest                (14,002,172)    (14,467,220)     (5,099,450)    (10,187,813)

Unrelated investors' interest in net (income)
 loss of subsidiary                                             72,496           2,314         301,320         (21,848)
                                                         --------------  --------------  --------------   --------------

   Net  loss                                             $ (13,929,676)  $ (14,464,906)  $  (4,798,130) $  (10,209,661)
                                                         ==============  ==============  ==============   ==============

 Loss  per  common  share - Basic:
   Net Loss                                              $     (0.01)    $     (0.03)    $     (0.01)   $      (0.02)
   Less: Preferred stock dividends                             (0.00)          (0.00)          (0.00)          (0.00)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.01)    $     (0.03)    $     (0.01)   $      (0.02)
                                                         ==============  ==============  =============    ==============

 Loss  per  common  share - Diluted:
   Net Loss                                              $     (0.01)    $     (0.03)    $     (0.01)   $      (0.02)
   Less: Preferred stock dividends                             (0.00)          (0.00)          (0.00)          (0.00)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.01)    $     (0.03)    $     (0.01)   $      (0.02)
                                                         ==============  ==============  =============    ==============

See  notes  to  consolidated  financial  statements.

                                 BICO,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              2000           1999            2000              1999
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($13,929,676)   ($14,464,906)    ($4,798,130)     ($10,209,661)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                               309,646         880,777         152,590           439,228
    Amortization                                               136,737             -            59,530               -
    Loss on disposal of assets                                  15,874             -               -                 -
    Loss on unconsolidated subsidiary                            8,750             -               -                 -
    Reduction in goodwill                                          -         2,000,000             -           2,000,000
    Unrelated investors' interest in subsidiary                (72,496)         (2,314)       (301,320)           21,848
    Stock issued in exchange for services                          -            64,463             -                 -
    Beneficial convertible debt feature                      2,462,500       4,006,524             -           3,060,794
    Warrants granted                                           235,257         496,536          44,959           496,536
    Warrants and warrant extensions by subsidiary              864,141             -           582,648               -
    (Decrease)increase in allowance for related party recv.    (35,302)        (19,803)        (24,140)             (847)
    Debenture interest converted to stock                          -            22,070             -              22,070
    (Increase) decrease in accounts receivables                 20,140         (20,470)         35,637           (14,886)
    (Increase) decrease in inventories                         542,156         (11,891)       (279,724)          (16,768)
    Increase (decrease) in inventory valuation allowance      (888,415)         85,836         (74,042)           85,836
    (Increase) decrease in prepaid expenses                   (342,940)         21,103        (263,745)          (23,950)
    (Increase) decrease in other assets                       (499,003)       (355,810)          1,247          (350,000)
    (Decrease) increase in accounts payable                   (501,999)     (1,096,090)       (506,947)         (290,317)
    (Increase) decrease in other liabilities                  (399,912)       (466,053)         84,802          (364,156)
     Impairment loss                                               -           283,208             -             283,208
                                                          --------------  --------------  --------------   --------------

     Net cash flow used by operating activities             (12,074,542)    (8,576,820)     (5,286,635)       (4,861,065)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase of property, plant and equipment                  (614,655)      (121,038)       (372,254)         (112,274)
    Disposal of property, plant, and equipment                      -          175,000             -                 -
    (Increase) decrease in notes receivable                     (22,000)       (49,341)         33,000           (51,975)
    Payments received on notes receivable                        69,237            -            33,952               -
    (Increase) decrease in interest receivable                     (443)       (22,345)         (2,133)             (802)
    Deposit on equipment                                            -          (45,547)            -             (12,738)
    Acquisition of unconsolidated subsidiary interests       (1,275,784)           -           (52,000)              -
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities         (1,843,645)       (63,271)       (359,435)         (177,789)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Proceeds from warrants exercised                              899,450            -               -                 -
  Proceeds from sale of Preferred stock-Series F              4,275,000            -               -                 -
  Proceeds from debentures payable                            9,850,000            -               -                 -
  Proceeds from public offering                                     -       19,361,418             -          13,591,418
  Payments on notes payable                                     (67,075)      (443,558)        (29,169)         (154,714)
  Payments on capital lease obligations                         (39,026)       (67,484)        (18,692)          (33,091)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities          14,918,319     18,850,376         (47,861)       13,403,613
                                                         --------------  --------------  --------------   --------------

  (Decrease) increase in cash and equivalents                 1,000,132     10,210,285      (5,693,931)        8,364,759
  Cash  and  equivalents, beginning  of  period              10,827,631        125,745      17,521,694         1,971,271
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                 $ 11,827,763   $ 10,336,030    $ 11,827,763     $  10,336,030
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.


                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasensor.com, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, ViaCirQ, Inc., and its 58.4% owned subsidiary, ICTI, Inc., and its 100% owned subsidiary Ceramic Coatings Technologies, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending June 30, 2000, and
June   30,   1999,   were   959,461,176   and   535,289,451,
respectively.
The net losses attributable to common stockholders for the six month period and the three month period ended June 30, 2000 were $15,813,009 and $5,899,871 which include constructive dividends to preferred stockholders of $1,883,333 and $1,101,741 respectively.

NOTE C - Subordinated Convertible Debentures

During the first quarter of 2000, the Company issued subordinated 4% convertible debentures totaling $9,850,000. In the second quarter, $350,000 of these debentures were converted to common stock. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,462,500 expense was recognized upon issuance for the beneficial conversion feature of these debentures.

NOTE D - Stockholders Equity

During  the six months ended June 30, 2000, the Company raised
$4,275,000 through sales of its Series F-Preferred Stock and $899,420 from warrants exercised.

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

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and
directors.   The  suit,  captioned  Walsingham  v.  Biocontrol
Technology,et al., has been certified as a class action, and is pending in the U.S. District Court for the Western District of
Pennsylvania.   The  suit  alleges misleading  disclosures  in
connection  with  the  Noninvasive Glucose  Sensor  and  other
related  activities  which  the  company  denies.   By  mutual
agreement of the parties, the suit remains in the pre-trial pleading stage, and the Company is unable to determine the outcome or its impact upon the Company at this time.

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

     Also, during the six months ended June 30, 2000 the Company invested an additional $175,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

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

NOTE G - Beneficial Conversion Feature of Preferred Stock

     As of June 30, 2000 the Company had issued 452,000 shares of its Series F 4% convertible preferred stock, which include a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a reduction in the preferred stock recorded at par and is amortized as constructive dividends to the preferred stockholders over the 120 day period using the effective interest method. The total valuation discount of this beneficial conversion feature on the 452,000 shares of preferred stock was $1,883,333 and was recognized as constructive dividends charged to Additional Paid in Capital during the six months ended June 30, 2000.


NOTE H - Subsequent Events

     In July 2000, the Company entered into a capital lease for an industrial building adjacent to its existing manufacturing facility in Indiana County, Pennsylvania. Under the terms of the lease the Company will make total payments of $2,066,215 through December 2010 at which time title to the property will be transferred to the Company. Management recognized this property and the corresponding capital lease obligation at the present value of the lease payments which was $1,434,066, using an imputed rate of 9% per annum.

The payment terms of the lease are as follows:

          July 2000                            $  463,994
          October - December 2001                  37,386
          January - December 2002                 154,033
          January - December 2003                 158,652
          January - December 2004                 163,413
          January - December 2005                 168,316
          Thereafter thru 2010                    920,421
                                               ----------
                     TOTAL LEASE PAYMENTS       2,066,215

          Less amount representing interest      (632,149)
                                               ----------
          Present value of lease payments      $1,434,066
                                               ==========

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

               Liquidity and Capital Resources

Our cash increased to  $11, 827,763 as of June 30, 2000 from
$10,827,631 as of December 31, 1999.   The increase was
generated from sales of our securities, including: $9,850,000 from sales of our subordinated convertible debentures; $4,275,000 from sales of our Series F preferred stock; and
$899,420 from warrants exercised.  Our   Series F Convertible
Preferred Stock is not secured by any of our assets, and it is convertible by its holders beginning 120 days from when it's issued. Our preferred stock can be converted to our common stock at a price that is determined by computing 75% of the average closing bid price for the four days prior to and the day of conversion - or a 25% discount to a five-day average
trading price.   There is no minimum conversion price.   Our
Subordinated convertible debentures are not secured by any assets, and are subordinate to our corporate debt, except for debt to any related parties. Our debentures are convertible beginning 90 days from when we issue them. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price.

During the six months ended June 30, 2000 our net cash flow
used by operating activities was ($12,074,542).   During the
same period, our net cash flow used by investing activities was ($1,843,645) due primarily to our investments in the following unconsolidated subsidiaries: Insight Data Link.com, Inc., American Inter-Metallics, Inc., MicroIslet, Inc., and Diabecore Medical, Inc., which we discuss in the following three paragraphs.

During the first six months of 2000, we made investments in unconsolidated subsidiaries. In January, BICO acquired a 25% interest in Insight Data Link.com, Inc. for $100,000. Insight is a start-up corporation with a software program and website business that acts as an internet clearinghouse for the rental of shopping mall space. Insight also plans to develop additional software for related projects. We also invested an additional $175,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $700,000. We made these investments because our management believes they will generate revenue.

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

As a result of those investments in Insight Data Link.com, American Inter-Metallics, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $485,284 as of December 31, 1999 to $1,615,581 at June 30, 2000. The money we spent investing in those four companies came from stock and debenture sales during 1999 and 2000. All the investments were our initial investments in those companies, except American Inter-Metallics - we've invested a total of $700,000 in AIM as of June 30, 2000.

Our net inventory increased from $10,308 as of December 31, 1999 to $356,567 as of June 30, 2000 as a result of inventory build up for our hyperthermia products (approximately $250,000) and our noninvasive glucose sensor product.
Current - short-term - notes receivable increased by $20,000 due to a note to one individual that is being repaid currently, with a full payoff by August 1, 2000, and decreased by $200,000 when a short-term note was reclassified as a long-term note.

Interest receivable decreased from $2,701 as of December 31, 1999 to zero at June 30, 2000 due to timing of interest payments on certain debt. Prepaid expenses increased from $192,246 at December 31, 1999 to $535,186 as of June 30, 2000
due to prepayments required in the ordinary course of business.

Other current assets of $500,000 resulted from a deposit we made during the first quarter on a transaction that we later cancelled; we expect to have the deposit returned during the third quarter of 2000. Leasehold improvements increased by $187,822; machinery and equipment increased by $234,696; and furniture, fixtures and equipment increased $159,169 for the six month period ended June 30, 2000 due to purchases we made in connection with our noninvasive glucose sensor and hyperthermia projects.

Related party receivables decreased by  $31,403 during the six month period ended June 30, 2000 due to scheduled repayments
on related party debt.   Notes receivable increased by
$200,000 when a note previously carried as a current asset was reclassified as a long-term asset.

Debentures payable of $9,850,000 were incurred because we sold convertible subordinated debentures during the first quarter to raise capital to fund operations. During the second quarter, $350,000 of debentures were converted to common stock. Accrued liabilities decreased from $1,794,370 to $1,394,458 primarily due to accrued bonuses paid to employees during the first six months.


                    Results of Operations

Our sales and corresponding costs of products sold during the six months decreased to $38,813 and $58,228 respectively in
2000 from  $78,428 and $132,991 in 1999.   The decreases were
due to fluctuations in sales of our various products. Our costs decreased due to our overall reduced sales. Our overall sales decreased because we have not been able to successfully market our products. For example, we had sales of the Diasensor totaling $47,500 in the first six months of 1999, and no sales of the Diasensor during the first six months of 2000, because we haven't been able to successfully sell the device in Europe. We're not sure why we were only able to sell a few sensors in 1999, and none in 2000. We've hired marketing consultants to help us figure out why, and to help
us learn how to sell more.    We had minor sales totaling
$3,500 of other biomedical products, primarily leftover parts from previous models of the Diasensor, during the first six months of 1999, but we sold all of them in 1999 and had no
similar sales in 2000.   Our other product sales increased,
but not significantly. Bioremediation product sales totaled $15,700 during the first six months of 1999, with a slight decrease to $12,200 during the first six months of 2000. During the first six months of 1999 and 2000, sales of $8,350 and $5,400, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. Those sales decreased because we had fewer orders in the second quarter of 2000. We also had sales of our metal-coating products totaling $3,350 during the first six months of 1999 and $21,200 during the first six months of 2000. The increase was due to repeat customers who sent us more work once they were satisfied with
our earlier performance.   Until we have significant sales, we
can't predict any trends for future revenues.

Interest income increased during the first six months to $327,949 in 2000 from $163,631 in 1999. The increase occurred because we had more funds to invest.

Other income decreased from $14,399 during the first six months of 1999 to zero during the first six months of 2000.
The decrease was due to the loss of rental income.

Research and Development expenses during the first six months
increased to $3,805,960 in 2000 from $2,154,759 in 1999.   The
increase was due to increased spending on our noninvasive glucose sensor project, made possible due to the availability of additional funds. We used those additional funds to replace scientists and engineers who left during 1998 when we had serious cash flow problems, and to work on future versions of the noninvasive glucose sensor.

General and Administrative expenses during the first six months decreased from $8,132,276 in 1999 to $7,621,067 in
2000.   The decrease is primarily due to a $925,000 decrease
in commissions on sales of our debentures because we sold less of those securities compared to last year. We also had a $603,000 increase in expenses recognized for warrants granted.

We had a loss in unconsolidated subsidiary during the first six month of $8,750. This loss resulted because we absorbed part of a loss incurred by an unconsolidated subsidiary. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,462,500 of expense in connection with the issuance of our subordinated convertible debentures in the first six months of 2000 compared to $4,006,524 for the same period in 1999. The amount decreased primarily because we issued less debentures this year compared to last year.

Similarly, we recognized a beneficial conversion feature for our preferred stock during the first six months of 2000. As of June 30, 2000, we issued 452,000 shares of our Series F preferred stock. The preferred stock is convertible into our common stock at a discount of 25% after 120 days. Based on accounting rules, the value of the beneficial conversion feature of the preferred stock is calculated as the difference between the market price and the discounted price for the corresponding common stock on the date the preferred stock was purchased. The total discount of $1,883,333, or $4.17 per preferred share, was recognized as a constructive dividend on our preferred stock during the first six months of 2000. We charged the $1,883,333 to additional paid-in capital. We did not have any of these charges or constructive dividends during the first six months of 1999 because we had not yet issued our preferred stock.



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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

              (A)  Exhibits

              (B)  Reports on Form 8-K


                  (1) A report on form 8-K dated May 11, 2000, for the event dated May 11, 2000, with respect to
                       Item 5 other events. and Item 7 (c), Exhibit.


                  (2) A report on form 8-K dated May 22, 2000, for the event dated May 22, 2000, with respect to
                       Item 5 other events and Item 7 (c), Exhibit.

                  (3) A report on form 8-K dated June 2, 2000, for the events dated June 1 and June 2, 2000 with respect to Item 5 other events, Item 6 Resignation of Registrant's Directors and Item 7 (c), Exhibit.

                  (4) A report on form 8-K dated June 5, 2000, for the event dated June 5, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.


     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this
report to be signed on its behalf by the undersigned
thereunto duly authorized on this 15th day of August, 2000
 .


                              BIOCONTROL TECHNOLOGY, INC.

                              By /s/  Fred E. Cooper
                                      Fred E. Cooper
                                      CEO