Form 10-Q
period 2000-09-30
BICO INC/PA
filed 2000-11-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       September  30, 2000

 Commission file number                        0-10822


                         BICO, INC.
   (Exact name of registrant as specified in its charter)


Pennsylvania                                      25-1229323
(State or other jurisdiction                    (IRS Employer
 of incorporation or organization)         Identification no.)


2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, PA     15220
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

                         Yes   X        No

     As of September 30, 2000, 1,091,679,690 shares of BICO,
Inc. common stock, par value $.10 were outstanding.

                                       Bico, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                              Sep. 30, 2000    Dec. 31, 1999
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $ 12,352,876    $ 10,827,631
 Accounts receivable - net of allowance for doubtful accounts
  of $65,664 at Sept. 30, 2000 and $63,679 at Dec. 31, 1999          65,529          27,263
 Inventory - net of valuation allowance                             767,256          10,308
 Notes receivable                                                    20,000         200,000
 Interest receivable                                                  1,723           2,701
 Prepaid expenses                                                   493,191         192,246
 Advances - Officers                                                129,790         125,290
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            13,830,365      11,385,439


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         2,529,176       1,207,610
 Land                                                               246,250         133,750
 Leasehold improvements                                           1,734,109       1,435,319
 Machinery and equipment                                          5,277,145       4,676,330
 Furniture, fixtures & equipment                                    887,826         841,308
                                                              -------------    -------------
  Subtotal                                                       10,674,506       8,294,317

 Less accumulated depreciation                                    4,998,572       4,704,539
                                                              -------------    -------------
                                                                  5,675,934       3,589,778

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,352,737       1,491,261
  Interest receivable                                                25,297          22,023
                                                              -------------    -------------
                                                                  1,378,034       1,513,284
  Allowance for related party receivables                        (1,250,227)     (1,340,560)
                                                              -------------     ------------
                                                                    127,807         172,724

 Notes receivable                                                 1,272,000          12,000
 Interest receivable                                                  5,023           4,235
 Investment in unconsolidated subsidiaries                        1,820,664         485,284
 Other assets                                                        36,562          36,376
                                                              -------------    -------------
                                                                  3,262,056         710,619
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 22,768,355    $ 15,685,836
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                            Bico, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                    Sep. 30, 2000    Dec. 31, 1999
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                  $   236,622      $     759,733
  Current portion of long-term debt                                   4,144,030          4,159,684
  Current portion of capital lease obligations                          102,375             76,017
  Interest payable                                                       14,550                  -
  Accrued liabilities                                                 3,050,197          1,794,370
  Escrow payable                                                          2,700              2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                     7,550,474          6,792,504

LONG-TERM LIABILITIES
  Capital lease obligations                                           2,221,398          1,336,147
  Long-term debt                                                          1,979              2,240
                                                                    -------------    -------------
                                                                      2,223,377          1,338,387
COMMITMENTS AND CONTIGENCIES


UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                         51,936                  -

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 1,700,000,000 shares, issued and
    outstanding 1,091,679,690 at Sep. 30, 2000 and
    956,100,496 at Dec. 31, 1999                                    109,167,969         95,610,050
   Series F 4% convertible preferred stock, par
    value $10 per share, authorized 500,000 shares
    issuable in series, shares issued and outstanding
    0 at Sept. 30, 2000 and 72,000 at December 31, 1999.                      -            720,000
   Common Stock Subscriptions                                        10,389,752                  -
   Additional paid-in capital                                        93,365,198         85,608,192
   Warrants                                                           6,805,608          6,791,161
   Accumulated deficit                                             (206,785,959)      (181,174,458)
                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY                                 12,942,568          7,554,945
                                                                   --------------    --------------
          TOTAL LIABILITIES AND
            STOCKHOLDER' EQUITY                                   $  22,768,355      $  15,685,836
                                                                   =============      =============

The accompanying notes are an integral part of these statements.


                         BICO, INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (Unaudited)

                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                        Sep. 30,

                                                              2000           1999             2000             1999
                                                         --------------  --------------  --------------   --------------
Revenues
   Sales                                                  $     98,831      $   86,936       $   60,018        $ 8,508
   Other income                                                      -          14,397                -              -
                                                         --------------  --------------  --------------   --------------
                                                                98,831         101,333           60,018          8,508

Costs and expenses
   Cost of products sold                                       132,644         148,678           74,416         15,687
   Research and development                                  5,082,319       3,456,384        1,276,359      1,301,625
   General and administrative                               12,947,387      19,643,437        5,326,320     11,511,161
   Amortization of goodwill                                    279,681               -          142,944              -
                                                         --------------  --------------  --------------   --------------
                                                            18,442,031      23,248,499        6,820,039     12,828,473
                                                         --------------  --------------  --------------   --------------
       Loss from operations                                (18,343,200)    (23,147,166)      (6,760,021)   (12,819,965)

Other income
   Interest                                                    449,559         204,024          121,610        143,266

Other expense
   Beneficial convertible debt feature                       2,462,500       7,228,296                -      3,221,772
   Warrant extensions                                            6,390               -            6,390              -
   Interest expense                                          1,343,393         331,345        1,083,575        137,092
   Loss on unconsolidated subsidiary                           493,925               -          485,175              -
   Loss on disposal of assets                                   15,874               -                -              -
   Unusual item                                              3,450,000               -        3,450,000              -
                                                         --------------  --------------  --------------   --------------
                                                             7,772,082       7,559,641        5,025,140      3,358,864
                                                         --------------  --------------  --------------   --------------

Loss before unrelated investors' interest                  (25,665,723)    (30,502,783)     (11,663,551)   (16,035,563)

Unrelated investors' interest in net (income)
   loss of subsidiary                                           54,222          24,162          (18,274)        21,848
                                                         --------------  --------------  --------------   --------------
   Net  loss                                              ($25,611,501)   ($30,478,621)    ($11,681,825)  ($16,013,715)
                                                         ==============  ==============  ==============   ==============
   Loss per common share - Basic:
    Net Loss                                                    ($0.03)         ($0.05)          ($0.01)        ($0.03)
    Less: Preferred stock dividends                               0.00            0.00             0.00           0.00
                                                         --------------  --------------  --------------   --------------

    Net loss attributable to
        common stockholders:                                    ($0.03)         ($0.05)          ($0.01)        ($0.03)
                                                         ==============  ==============  ==============   ==============
   Loss per common share - Diluted:
    Net Loss                                                    ($0.03)         ($0.05)          ($0.01)        ($0.03)
    Less: Preferred stock dividends                               0.00            0.00             0.00           0.00
                                                         --------------  --------------  --------------   --------------

    Net loss attributable to
        common stockholders:                                    ($0.03)         ($0.05)          ($0.01)        ($0.03)
                                                         ==============  ==============  ==============   ==============
See  notes  to  consolidated  financial  statements.

                                  BICO,  INC.  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                            (Unaudited)
                                                            For the nine months ended       For the three months ended
                                                                    Sep. 30,                         Sep. 30,

                                                              2000            1999           2000              1999
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($25,611,501)   ($30,478,621)    ($11,681,825)    ($16,013,715)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                               397,778         509,790           88,132          153,306
    Amortization                                               279,681         526,510          142,944            2,217
    Loss on disposal of assets                                  15,874               -                -                -
    Loss on unconsolidated subsidiary                          110,723               -          101,973                -
    Reduction in goodwill                                            -       3,213,872                -        1,213,872
    Unrelated  investors'  interest  in  subsidiary              8,523         (24,162)          81,019          (21,848)
    Stock issued in exchange for services                      338,000          64,463          338,000                -
    Beneficial convertible debt feature                      2,462,500       7,228,296                -        3,221,772
    Warrants granted                                           322,028               -           86,771                -
    Warrants and warrant extensions by subsidiary            1,598,936       5,758,343          734,795        5,261,807
    Allowance for related party note receivable                (90,333)        (22,402)         (55,031)          (2,599)
    Debebture interest converted to stock                      120,547         129,789          120,547          107,719
    (Increase) decrease in accounts receivables                (38,266)        (20,541)         (58,406)             (71)
    (Increase) decrease in inventories                         134,373         105,344         (407,783)          31,399
    (Decrease) increase in inventory allowance                (891,321)        (40,829)          (2,906)         (40,829)
    (Increase) decrease in  prepaid  expenses                 (300,945)       (206,633)          41,995         (227,736)
    (Increase) decrease in other assets                           (186)       (356,110)         498,817             (300)
    (Decrease) increase in accounts payable                   (523,111)     (1,100,003)         (21,112)          (3,913)
    (Decrease) increase in other liabilities                 1,270,377         496,985        1,670,289          963,038
    Impairment loss                                                  -         283,208                -                -
                                                          --------------  --------------  --------------   -------------
 Net cash flow used  by  operating activities              (20,396,323)    (13,932,701)      (8,321,781)      (5,355,881)
                                                          --------------  --------------  --------------   -------------

Cash  flows  from  investing  activities:
    Purchase of property,plant and equipment                (2,499,808)       (475,079)      (1,885,153)        (354,041)
    Disposal of property,plant and equipment                         -         175,000                -                -
    (Increase) decrease in notes receivable                 (1,034,500)        (89,341)      (1,012,500)         (40,000)
    Payments on notes receivable                                88,524          41,154           19,287           41,154
    (Increase) decrease in interest receivable                  (3,084)        (21,734)          (2,641)             611
    Deposit on equipment                                             -         (45,547)               -                -
    Acquistion of unconsolidated subsidiary interests       (1,725,784)              -         (450,000)               -
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities        (5,174,652)       (415,547)      (3,331,007)        (352,276)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
    Proceeds from warrants exercised                           899,420               -                -                -
    Proceeds from sale of Preferred stock-Series F           4,275,000               -                -                -
    Proceeds from debentures payable                         9,850,000               -                -                -
    Proceeds from public offering                           17,026,106      34,136,418       17,026,106       14,775,000
    Payments on notes payable                                  (15,915)       (452,563)          51,160           (9,005)
    Redemption of debentures                                (5,850,000)              -       (5,850,000)               -
    Additional capital lease obligations                     1,434,066               -        1,434,066                -
    Payments on capital lease obligations                     (522,457)       (104,163)        (483,431)         (36,679)
                                                         --------------  --------------  --------------   --------------
    Net  cash  provided  by  financing  activities          27,096,220      33,579,692       12,177,901       14,729,316
                                                         --------------  --------------  --------------   --------------

 (Decrease) increase in cash and equivalents                 1,525,245      19,231,444          525,113        9,021,159
                                                         --------------  --------------  --------------   --------------
  Cash  and  equivalents,  beginning  of  period            10,827,631         125,745       11,827,763       10,336,030
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period               $  12,352,876   $  19,357,189   $   12,352,876   $   19,357,189
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.

                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasensor.com, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, ViaCirQ, Inc., and its 58.4% owned subsidiary, ICTI, Inc., and its 100% owned subsidiary Ceramic Coatings Technologies, Inc., and its 51% owned subsidiary, B-A Champ.com, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K/A for the year ended December 31, 1999.

NOTE B - Notes Receivable

In September 2000, Petrol Rem, Inc. (a 75% owned subsidiary) loaned $1,060,000 to a company involved in the acquisition and management of environmental entities. The loan, which bears interest at a rate of 10% per annum is due on August 31, 2001, and is collateralized by a security interest and lien on all of the Company's assets including its rights to any and all contracts, options or claims of that Company to purchase or acquire the assets of any environmental company.

NOTE C - Investments in Unconsolidated Subsidiaries

In January 2000, the company acquired a twenty-five percent (25%) interest in Insight Data Link.com, Inc. for $100,000. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

Also, during the nine months ended September 30, 2000 the Company invested an additional $225,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

During the nine months ended September 30, 2000, Diasensor.com, acquired a fourteen percent (14%) interest in MicroIslet, Inc. for an investment of $900,000. The company has an option to purchase an additional 6% interest in MicroIslet. The company also holds a seat on the board of directors of MicroIslet. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing
microencapsulated    islets    for transplantation.

In March 2000, Diasensor.com, acquired an equity interest in Diabecore Medical, Inc., a Toronto-based company working to develop a new insulin for the treatment of diabetes, for $500,784. With this initial investment, the Company owns 15.9% of Diabecore. The company also owns warrants to purchase additional shares of Diabecore which, if exercised, will increase the company's ownership to 35%. The company holds 2 seats on the board of directors of Diabecore.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2000 are as follows:


   Unconsolidated              Investment in         Unamortized
     Subsidiary              Underlying Net Assets     Goodwill       Total

American Inter-Metallics, Inc.    $134,400             $461,700      $596,100
Insight Data Link.com               19,702               63,750        83,452
MicroIslet, Inc.                    89,657              635,409       725,066
Diabecore Medical, Inc.             37,003              379,043       416,046
                                  --------            ---------     ---------
   Total                          $280,762           $1,539,902    $1,820,664
                                  ========            =========     =========


NOTE D - Capital Lease

In July 2000, the Company entered into a capital lease for an industrial building adjacent to its existing manufacturing facility in Indiana County, Pennsylvania. Under the terms of the lease the Company will make total payments of $1,602,221 through December 2010 at which time title to the property will be transferred to the Company. Management recognized this property and the corresponding capital lease obligation at the present value of the lease payments, which was $1,434,066 at the inception of the lease, using an imputed rate of 9% per annum.


As of September 30, 2000, the future minimum payments due under the terms of the lease are as follows:

      October - December 2001                   $   37,386
      January - December 2002                      154,033
      January - December 2003                      158,652
      January - December 2004                      163,413
      January - December 2005                      168,316
      Thereafter thru 2010                         920,421
                                                   -------
      TOTAL FUTURE LEASE PAYMENTS                1,602,221

      Less amount representing interest           (632,149)
                                                   -------
      Present value of future lease payments    $  970,072


NOTE E - Subordinated Convertible Debentures

During the first quarter of 2000, the Company issued subordinated 4% convertible debentures totaling $9,850,000. In the second quarter, $350,000 of these debentures were converted to common stock. In the third quarter, $3,650,000 of these debentures were converted to common stock and $5,850,000 of these debentures were redeemed. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,462,500 expense was recognized upon issuance for the beneficial conversion feature of these debentures.

NOTE F - Stockholders Equity

During the nine months ended September 30, 2000, the Company raised $4,275,000 through sales of its Series F-Preferred Stock. All outstanding shares of Series F - Preferred stock had been converted to common stock as of September 30, 2000. In addition, a preferred stock dividend of $121,824 was distributed to preferred shareholders upon conversion. The company also raised $899,420 when warrants were exercised during the nine months ended September 30, 2000.

During the third quarter of 2000, the company raised $17,026,106 through sales of common stock subscriptions. As of September 30, 2000, $3,950,000 of the subscriptions were distributed as common stock. The remaining subscriptions will be distributed by December 31, 2000.

The Company's common stock is currently traded on the electronic bulletin board under the trading symbol "BIKO".

NOTE G - Beneficial Conversion Feature of Preferred Stock

As of September 30, 2000 the Company had issued 452,000 shares of its Series F 4% convertible preferred stock, which include a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a reduction in the preferred stock recorded at par and is amortized as constructive dividends to the preferred stockholders over the 120-day period using the effective interest method. The total valuation discount of this beneficial conversion feature on the 452,000 shares of preferred stock was $1,883,333 and was recognized as constructive dividends charged to Additional Paid in Capital during the nine months ended September 30, 2000. As of September 30, 2000, all shares of the Company's Series F 4% convertible preferred stock had been converted to common stock.

NOTE H - Related Party Transaction

As of December 31, 1999, the company owned approximately 6.5% of the outstanding stock of B-A-Champ.com, Inc. On August 1, 2000, the company made an additional investment of $150,000 and agreed to provide additional funding of $250,000 in the fourth quarter of 2000. In addition, the company converted a note receivable of $50,000 from B-A-Champ.com into common stock. As a result of these additional investments, the company owned to 51% of the outstanding stock of B-A-Champ.com as of September 30, 2000 and included B-A-Champ.com, as a consolidated subsidiary in the September 30, 2000 financial statements. Fred E. Cooper, Chief Executive Officer of the company, owns approximately 30% of the outstanding common stock of B-A-Champ.com.

NOTE I - Legal Proceedings and Unusual Item

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of September 30, 2000, $2,150,000 has been paid toward the settlement. An additional $1,300,000 is included in accrued liabilities and will be paid in June 2001. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the company believes that the existing settlement will end this matter.

NOTE J - Net Loss Per Common Share

Net loss per common share is based on the average number of outstanding common shares. The loss per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share for the period ending September 30, 2000, and September 30, 1999, were 974,820,742 and 615,701,092, respectively. The net losses attributable to common stockholders for the nine-month period and the three month period ended September 30, 2000 were $25,621,729 and $11,692,053 which include constructive dividends to preferred stockholders of $1,883,333 and $0, respectively.

NOTE K - Subsequent Events

On November 1, 2000, Petrol Rem, Inc. (a 75% owned subsidiary) acquired 51% of the common stock of a petroleum treatment and oil spill remediation company located in Louisiana. A payment of $250,000 was made at the time of the purchase and additional payments totaling $1,000,000 are payable in installments of $150,000 per month beginning in December 2000 with a final payment of $250,000 in May 2001.



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

                Liquidity and Capital Resources

Our cash increased to $12,352,876 as of September 30, 2000 from $10,827,631 as of December 31, 1999. The increase was generated from sales of our securities, including: $9,850,000 from sales of our subordinated convertible debentures; $4,275,000 from sales of our Series F preferred stock; $899,420 from warrants exercised; and $17,026,106 from sales of stock in our public offering. All subordinated convertible debentures and all Series F preferred stock had been redeemed or converted to common stock as of September 30, 2000.

During the nine months ended September 30, 2000 our net cash flow used by operating activities was ($20,396,323). During the same period, our net cash flow used by investing activities was ($5,174,652) due primarily to the acquisition of property, plant and equipment and to our investments in the following unconsolidated subsidiaries: Insight Data
Link.com,   Inc.,   American   Inter-Metallics,   Inc.,
MicroIslet, Inc., and Diabecore Medical, Inc. which we discuss in the following three paragraphs.

During the first nine months of 2000, we made investments in unconsolidated subsidiaries. In January, BICO acquired a 25% interest in Insight Data Link.com, Inc. for $100,000. Insight is a start-up corporation with a software program and website business that acts as an Internet clearinghouse for the rental of shopping mall space. Insight also plans to develop additional software for related projects. During 2000, we also invested an additional $225,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $750,000. We made these investments because our management believes they will generate revenue.

Our subsidiary, Diasensor.com, Inc. also made investments in unconsolidated subsidiaries. In January 2000, Diasensor.com initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future. As of September 30, 2000, Diasensor.com has acquired an additional 4% interest in MicroIslet in return for an additional investment of $400,000. MicroIslet is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. Diasensor.com also invested in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. Through September 30, 2000, Diasensor.com invested $500,784 in Diabecore and received a 15.9% ownership interest. This project is also in the research and development phase. Diasensor.com made these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those investments in Insight Data Link.com, American Inter-Metallics, MicroIslet, and Diabecore Medical,
our   overall   investment   in  unconsolidated  subsidiaries
increased from $485,284 as of December 31, 1999 to $1,820,664 at September 30, 2000. The money we spent investing in those four companies came from stock and debenture sales during
1999  and  2000.    All  the  investments  were  our  initial
investments in those companies, except American Inter-Metallics
-  we've  invested   a  total  of  $750,000  in   AIM  as  of
September 30, 2000.

Our net inventory increased from $10,308 as of December 31, 1999 to $767,256 as of September 30, 2000. The increase was made up of $250,000 in inventory build up for the ThermoChem hyperthermia products, and the balance was for our noninvasive glucose sensor product. Current - short-term - notes receivable increased by $20,000 due to a demand note to one individual and decreased by $200,000 when a short-term note was reclassified as a long-term note.

Interest receivable decreased from $2,701 as of December 31, 1999 to $1,723 at September 30, 2000 due to timing of interest payments on certain debt. Prepaid expenses increased from $192,246 at December 31, 1999 to $493,191 as of September 30,
2000 due to prepayments required in the ordinary course of business.

In the second quarter, we had Other Current Assets of $500,000, which resulted from a deposit we made during the first quarter on a transaction that we later cancelled; that deposit was repaid during the third quarter. Building assets increased by $1,321,566 during the nine months ended September 30, 2000 because we expanded our Indiana, PA space through a capital lease. Leasehold improvements increased by $298,790; machinery and equipment increased by $600,815; and furniture, fixtures and equipment increased $46,518 for the nine month period ended September 30, 2000 due to purchases we made
in  connection   with  our  noninvasive  glucose  sensor  and
hyperthermia projects including new office space for our ViaCirQ subsidiary.

Related party receivables decreased by $138,524 during the nine-month period ended September 30, 2000 due to scheduled repayments on related party debt. Notes receivable increased by $1,260,000 during the nine months ended September due to the following: a $200,000 note previously carried as a current asset was reclassified as a long-term asset; and our subsidiary Petrol Rem advanced a total of $1,060,000 to Practical Environmental Solutions, an unaffiliated company involved in the acquisition and management of environmental companies for Petrol Rem.

Accounts payable decreased by $523,111 during the nine months ended September 30, 2000 due to additional payments in the ordinary course of business. Interest payable increased by $14,550 due to the increase in capital leases.

Debentures payable of $9,850,000 were recorded during the nine months ended September 30, 2000 because we sold convertible subordinated debentures during the first quarter to raise capital to fund operations. During the nine-month period, $4,000,000 of debentures was converted to common stock and $5,850,000 was redeemed, leaving a zero balance for debentures payable.

Accrued liabilities increased from $1,794,370 to $3,050,197 primarily due to an accrual of $1,300,000 in connection with the settlement of our class action lawsuit, which we discuss more fully in the Results of Operations section below. The $1,300,000 represents the final payment due in June 2001.


                    Results of Operations

Our  sales and corresponding costs of products sold  during  the nine  months  were $98,831 and  $132,644  respectively  in  2000
compared  to  $86,936 and $148,678  in  1999.   The increase  in
sales  was  primarily   due   to   sales  of  $35,800  for   our
hyperthermia  products. Our  costs  decreased  due  to   the
reduction  in  sales  of our   other   products  including   the
Diasensor and other discontinued products. Our overall sales, excluding the hyperthermia products, have decreased because we have not been able to  successfully market our products.  For
example, we had sales  of  the  Diasensor  totaling   $47,500 in
the first  nine months  of  1999, and   $2,028 in sales of the
Diasensor during the first nine months of 2000, because we
haven't been able to successfully sell  the device in  Europe.
We're  not sure why we were only able to  sell a few sensors in
1999, and none in 2000. We've hired marketing consultants to help us figure out why, and to help us learn how to sell more. We had minor sales totaling $3,500 of other biomedical products, primarily leftover parts from previous models of the Diasensor, during the first six months of 1999, but we sold all of them
in 1999 and had no similar sales in  2000.   Our other   product
sales increased, but not significantly. Bioremediation product sales totaled $19,275 during the first nine months of 1999, with a slight increase to $25,982 during the first nine months of 2000. During the first nine months of 1999 and 2000, sales of $13,060 and $6,900, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. Those sales decreased because we had fewer orders in the second and third quarter of 2000. We also had sales of our metal-coating products totaling $3,600 during the first nine months of 1999 and $28,200 during the first nine months of 2000. The increase was due to repeat customers who sent us more work once they were satisfied with our earlier performance. Until we have significant sales, we can't predict any trends for future revenues.

Interest income increased during the first nine months to $449,559 in 2000 from $204,024 in 1999. The increase occurred because we had more funds to invest.

Other income decreased from $14,397 during the first nine months of 1999 to zero during the first nine months of 2000.
The decrease was due to the loss of rental income.

Research and Development expenses during the first nine months increased to $5,082,319 in 2000 from $3,456,384 in 1999. The increase was due to increased spending on our noninvasive glucose sensor project, made possible due to the availability of additional funds. We used those additional funds to replace scientists and engineers who left during 1998 when we had serious cash flow problems, and to work on future versions of the noninvasive glucose sensor.

General and Administrative expenses during the first nine months decreased from $19,643,437 in 1999 to $12,947,387 in
2000. The decrease is primarily due to an impairment charge of $3,800,000 included General and Administrative expenses for the first nine months of 1999. No similar impairment charge was incurred during 2000. Also contributing to the decrease was a $2,800,000 decrease in commissions on sales of our debentures because we sold less of those securities compared to last year. Amortization of Goodwill increased from zero for the nine months ended September 30, 1999 to $279,681 for the same period in 2000. The increase was due to our investments in MicroIslet and Diabecore.

We had a loss in unconsolidated subsidiaries during the first nine months of $493,925. This loss resulted because we absorbed part of losses incurred by unconsolidated subsidiaries. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Our Statement of Operations includes an unusual item in the amount of $3,450,000. This amount represents payments made, and payments due, respectively, to settle our class action lawsuit. In May 1996, BICO, Diasensor.com, Inc., and BICO's individual directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and BICO has paid an aggregate of $2,150,000 toward the settlement to date. An additional $1,300,000 is due in June 2001, and has been accrued in our financial statements. Although we don't know whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, we believe the existing settlement agreement will end this matter.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,462,500 of expense in connection with the issuance of our subordinated convertible debentures in the first nine months of 2000 compared to $7,228,296 for the same period in 1999. The amount decreased primarily because we issued fewer debentures this year compared to last year.

Similarly, we recognized a beneficial conversion feature for our preferred stock during the first nine months of 2000. As of September 30, 2000, we issued 452,000 shares of our Series F preferred stock. The preferred stock is convertible into our common stock at a discount of 25% after 120 days. Based on accounting rules, the value of the beneficial conversion feature of the preferred stock is calculated as the difference between the market price and the discounted price for the corresponding common stock on the date the preferred stock was purchased. The total discount of $1,883,333, or $4.17 per preferred share, was recognized as a constructive dividend on our preferred stock during the first nine months of 2000. We charged the $1,883,333 to additional paid-in capital. We did not have any of these charges or constructive dividends during the first nine months of 1999 because we had not yet issued our preferred stock.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               On November 14, 2000, BICO accepted the resignation of David L. Purdy as the head of its Biocontrol
               Technology, Inc. division.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K


A report on form 8-K filed August 18, 2000, for the event dated August 17, 2000, with respect to Item 5 other events.
and Item 7 (c), Exhibit.

A report on form 8-K filed August 23, 2000, for the event dated August 22, 2000, with respect to Item 5 other events.
and Item 7 (c), Exhibit.

A report on form 8-K filed August 24, 2000, for the event dated August 24, 2000, with respect to Item 5 other events and
Item 7 (c), Exhibit.

A report on form 8-K filed September 1, 2000, for the event dated August 29, 2000, with respect to Item 5 other events and
Item 7 (c), Exhibit.

A report on form 8-K filed September 8, 2000, for the event dated September 7, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed September 15, 2000, for the event dated September 14, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed September 28, 2000, for the event dated September 26, 2000, with respect to Item 5 other events and Item 7 c), Exhibit

A report on form 8-K filed October 12, 2000, for the event dated October 10, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed October 12, 2000, for the event dated October 11, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed October 17, 2000, for the event dated October 16, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed October 23, 2000, for the event dated October 19, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed October 24, 2000, for the event dated October 24, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed October 27, 2000, for the event dated October 25, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed November 2, 2000, for the event dated October 31, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed November 2, 2000, for the event dated November 2, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.

A report on form 8-K filed November 7, 2000, for the event dated November 7, 2000, with respect to Item 5 other events and Item 7 (c), Exhibit.


     SIGNATURES

         Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2000.



                              BIOCONTROL TECHNOLOGY, INC.

                              By  /s/  Fred E. Cooper
                                       Fred E. Cooper
                                       CEO