Form 10-K
period 2000-12-31
BICO INC/PA
filed 2001-02-28
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/00  Commission File Number 0-10822

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

Registrant's telephone number, including area code (412) 429-0673

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of February 20, 2001:

Common Stock, $.10 par value --$135,085,878

As of December 31, 2000, 1,383,704,167 shares of common stock, par value $.10 per share, were outstanding.

As of December 31, 2000, zero shares of preferred stock, par value $10 per share, were outstanding.

           Exhibit index is located on pages 40 to 42

Item 1.  Business

General Development of Business

BICO, Inc. was incorporated in the Commonwealth of Pennsylvania
in 1972 as Coratomic, Inc.   In June 2000, we changed our
corporate name from Biocontrol Technology, Inc. to BICO, Inc. Our operations are located at 625 Kolter Drive in Indiana, Pennsylvania, 15701, and our administrative offices are located at 2275 Swallow Hill Road, Pittsburgh, Pennsylvania, 15220.

Our primary business is the development and manufacture of new devices, which include models of a noninvasive glucose sensor, procedures relating to the use of regional extracorporeal hyperthermia in the treatment of cancer, and environmental products, which help to clean up oil spills. Our noninvasive glucose sensor helps diabetics measure their glucose without pricking their fingers or having to draw blood. Regional extracorporeal hyperthermia is a system that recirculates the patient's blood in a specific area of the body after the blood has been heated outside the body. The recirculated blood's higher temperature helps treat certain diseases by inducing an artificial fever that kills targeted cells.

We have several subsidiaries that specialize in those different projects. Diasensor.com, Inc. manages the noninvasive glucose sensor project. ViaCirQ, Inc. - formerly IDT - handles the hyperthermia project, a technology called the ThermoChem System, that induces an artificial fever to help treat diseases.
Petrol Rem, Inc. handles our environmental products PRP, BIOSOK and BIOBOOM that help clean up oil spills and other pollutants in water.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following: additional delays in the research, development and FDA marketing approval of the noninvasive glucose sensor; delays in the manufacture or marketing of our other products and medical devices; our future capital needs and the uncertainty of additional funding; competition and the risk that the noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against us; our ability to maintain a trading market for our common stock; and the dilution of our common stock.

Description of Business

Development of the Noninvasive Glucose Sensor

Along with Diasensor.com, we have completed the development of the first commercial noninvasive glucose sensor, which is able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose monitors require the drawing of blood by means of a finger prick.

Our initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. We studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by our research team in 1990. A patent covering the method was granted to our research team and assigned to Diasensor.com in December 1991. Diasensor.com purchased those patent rights from us under a purchase agreement. We filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. We assigned the rights to that
patent to Diasensor.com.   We developed additional concepts to
improve the capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2000, a total of 13 patents have been issued, with additional patent applications pending. We have the right to develop and manufacture sensors based on contracts with Diasensor.com.

Our research team advanced this technology base through the development of several research prototypes, which were tested in human clinical trials. We conducted a trial on 110 human subjects in March 1992. In that trial, we recorded spectral, blood and chemical data for analysis in order to develop calibration data for the noninvasive glucose sensor. We conducted a second trial on 40 human subjects in July 1992 that indicated that the device did not have a satisfactory signal-to-noise ratio to allow for sufficient accuracy to be acceptable for patient use. Signal-to-noise ratio is determined by the relationship of the signal, which is the glucose level, and the noise, which are the random interferences, such as differences in skin surfaces. We conducted other trials at several testing sites under the guidance of the sites' Institutional Review Board using prototypes, which addressed the signal -to-noise problem. We designed and constructed those prototypes to simulate production models.

On January 6, 1994, we submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensor 1000. A 510(k) Notification is a type of FDA filing used to ask the FDA to approve a device for sale in the U.S. We based the submission on data obtained from the advanced research prototypes, since we believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification. The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We, along with Diasensor.com, announced that we would remain committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue.

Due to continued delays in the FDA approval process, and while continuing to work with the FDA and conduct its mandated testing, we turned our focus to other markets for the Diasensor 1000 besides the U.S.

In 1998, we, as designer and manufacturer of the device, were awarded International Organization for Standardization certification by TUV Rheinland, a German company authorized to conduct such audits, which was contracted to perform an audit of our quality system. We were awarded ISO Certification to the 9001 standard, which is evidence that we have, in place, a total quality system for the design, development and manufacture of our products. We were also awarded EN46001 Certification, indicating we meet European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV Rheinland, we received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits us to sell the Diasensor in Europe.

With regard to marketing the device within the United States, we continued to work with the FDA to obtain approval. After discussions with the FDA, we submitted a revised 510(k) Notification in October 1996, which was followed by continued discussions with the FDA. During 1997 and 1998, we continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000. Due to our cash flow problems during 1998, testing did not proceed at the pace originally anticipated, and completion of the testing was delayed.

We continued various aspects of the Diasensor development, which resulted in a method that will allow the patient to transmit the readings generated by the noninvasive glucose sensor to the patient's clinic or physician. Following an in-depth marketing study, we determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. This model of the Diasensor has been named the Diasensor 2000 to differentiate between the earlier models. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000.
In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts - of a PMA submission can
be made, as they are ready.   We discuss our PMA submissions in
the "Current Status of the Noninvasive Glucose Sensor" section, which follows.

The Diasensor is a spectrophotometer, which is a machine capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light that is reflected back into the device. The device then displays the measurement in a window on the top of the device for the user to read. The Diasensor uses internal mathematical calculations and customized software to calculate a glucose measurement.

Since the Diasensor will be calibrated individually, each instrument will be sold in the U.S. by prescription only and will be calibrated in the patient's home. This feature may limit the marketability of the Diasensor, and if the device is unable to qualify for third-party reimbursement - which means if the health insurance companies won't pay for it -we will have a hard time marketing and selling the device.

Current Status of the Noninvasive Glucose Sensor

We were hampered by cash flow problems during 1998, so we didn't make as much progress on the noninvasive glucose sensor project as we planned. Once we raised more money, we restarted our discussions with the FDA. We hired Joslin Diabetes Center to help us with the FDA in August 1999. Joslin Diabetes Center designed and is conducting the clinical trials the FDA requires before they will give us approval to market the sensor.

Our contract with Joslin calls for Joslin's representatives to conduct a clinical study on the effectiveness of the Diasensor 2000. The study is contingent upon FDA approval of the Joslin protocol for the clinical study, which we obtained in August 2000. We had a meeting with the FDA in October 1999 to focus on the protocol, and we made revisions to the protocol to comply with the FDA's recommendations. In the Joslin contract, we agreed to pay for the study, and Joslin agreed to provide us with a report on the data gathered. Joslin also has the right, subject to confidentiality provisions, to publish the results of the clinical trials. The Joslin contract requires us to pay fees for their services - those fees will be paid when we pay for the clinical trials and will be based on the number of patients enrolled in the study. We are negotiating similar agreements with four additional sites.

In addition to the agreement with Joslin, we took other significant steps toward FDA approval. In February 1999 we submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a relatively new FDA procedure, which divides submissions into modules, or parts. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both our own experience and by observing other module submissions, we do not believe that the FDA intends to "approve" the PMA one module at a time. Rather, we have had meetings with the FDA, including the October 1999 meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules will include raw data and laboratory study methods and test results. The final PMA submission will include human clinical results and a summary of safety and effectiveness data.

We met with the FDA in October 1999, and at that meeting, the FDA made further recommendations regarding the protocol for the upcoming clinical trials. In November 1999, the FDA requested further information. With the help of our outside consultants, we finished compiling all that additional information, and in July 2000 we submitted an Investigational Device Exemption to the FDA that included the protocol for our clinical trials. An Investigational Device Exemption is a request to the FDA for approval to conduct clinical trials on a device that is not FDA-approved. The FDA approved the protocol for our clinical trials in August 2000.

Clinical trials began in October 2000 at Joslin Diabetes Center in Boston. The trials were designed for a total of 125 diabetics, all of whom will participate for 9 months. We are currently amending our study protocol to add additional patients, bringing the total to 200 in both device using and control groups. We are also amending our protocol to change some of the criteria we'll use to select patients for the trials. Our amendments have not delayed the trials. We will submit our amendments to the FDA for consideration and we don't know whether the FDA will approve the changes. Trials will also be conducted at two other sites: St. Luke's-Roosevelt Hospital Center in New York City and SUNY Health Science Center in Syracuse, New York. We expect to add 2 to 4 additional sites in the near future. We hired Amarex, LLC, an independent research organization headquartered in Washington, D.C., which has experience in conducting clinical trials, to monitor our clinical trials. Amarex will also collect data, and provide training, data and site management, including statistics and report writing, at all three sites. Working with Joslin and Amarex, we plan to submit data to the FDA when the trials are completed. We will also work with outside biomedical consultants to help us obtain FDA approval following these clinical trials; however, we can't assure you when or if that will happen.

The Diasensor 2000 will be used as part of a system of care that includes home use of the Diasensor with regular evaluation of the patient's blood glucose trends as determined by the device. The Diasensor also contains a telemedicine feature - a software program that automatically transmits the patient's glucose measurements to a secure website via the internet, where they can be viewed and evaluated by the patient's health care provider. The data can be graphed and displayed in a variety of ways and for a variety of time periods as needed. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin. We believe that this telemedicine program, which would involve a monthly fee for the use of the device and the service, rather than a purchase of the device, will make the Diasensor technology available to larger numbers of diabetics. We are conducting market studies on the best way to market and service the telemedicine program, but we have not yet begun to market or provide the service.

As with all other FDA-related activities, we cannot provide any assurances as to the date when we'll complete our studies, when we'll submit our next PMA module, or when the FDA will complete its review of our submission.

Although our research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for us to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor in the United States. In 1999, we also focused additional effort on the European market; since no material sales have occurred, we decided to reassess our marketing plan. In connection with adjusting our marketing plan, we are currently reevaluating our pricing structure for the Diasensor in Europe.

Based on contracts between Diasensor.com and us, we have the exclusive right to manufacture the noninvasive glucose sensor.
Diasensor.com will pay us for manufacturing, and that's how we'll make money if we ever successfully market and sell the noninvasive glucose sensor.

Diasensor.com is responsible for the marketing and sales of the noninvasive glucose sensor. The current marketing plan is to market the noninvasive glucose sensor and the telemedicine program directly to diabetics, through their doctors' orders. Prescriptions are not needed in Europe. The telemedicine program will involve a monthly fee for the use of both the sensor and the service. We may set those prices too high, which will limit our sales, unless we can convince health insurance companies to pay for them. Because the health insurance industry is in a constant state of change, we can't predict whether - when - or if - we will convince them to pay for our noninvasive glucose sensor or the telemedicine program. We have estimated, based on information from the American Diabetes Association, that there are about 15.7 million diabetics in the United States, but not all diabetics will be suitable users of our noninvasive glucose sensor. Those diabetics who require and benefit from frequent glucose monitoring and whose physicians adjust their insulin dosages based on glucose averages over time make up the potential market for our sensor, and we can't accurately estimate the size of that market at this time.

Extracorporeal Hyperthermia

ViaCirQ was incorporated on October 23, 1992 as IDT, Inc.
ViaCirQ focused on the research and development of the ThermoChem technology and associated disposables as a delivery system for perfusion induced systemic hyperthermia, known as PISH, a form of whole body hyperthermia and regional hyperthermia in the treatment of certain types of cancers and AIDS/HIV. Perfusion induced hyperthermia is the elevation of the body's temperature, which is like inducing an artificial fever. Perfusion-induced hyperthermia can be used to raise the temperature of a regional part of the body - called regional hyperthermia; and can raise the temperature of the entire body - called systemic hyperthermia. Extracorporeal means outside the body - so extracorporeal hyperthermia uses a device to circulate blood outside the body and return it to the patient to raise the patient's temperature. Perfusion involves circulating blood. Perfusion-induced extracoroporeal hyperthermia heats blood outside the body then circulates the blood back through the body to raise the body's temperature.

In 1993, ViaCirQ formed an alliance with HemoCleanse, Inc. located in Lafayette, Indiana. HemoCleanse, Inc., founded in 1989, designs, manufacturers and markets medical devices and disposables for the treatment of blood outside the body.

HemoCleanse's core product was the BioLogic System, which consists of a sophisticated, computer controlled multi-treatment device and a series of single-use disposable treatment kits. HemoCleanse's unique technology is based on special chemical sorbents that selectively remove toxins from the blood while balancing critical blood chemistries. The BioLogic System received clearance by the FDA in 1994 as a detoxifier for treatment of drug overdose; in 1996 the BioLogic System received FDA clearance for use in treating patients with liver failure. We believed that HemoCleanse's core technology was essential in developing a safe delivery system for whole body hyperthermia.

In 1993, we entered into a license agreement with HemoCleanse to develop the ThermoChem technology for delivering extracorporeal hyperthermia. Under the license agreement, we received worldwide rights to market the ThermoChem technology and disposables while HemoCleanse retained worldwide manufacturing rights for ThermoChem technology and disposables. We funded HemoCleanse's development of a prototype of the ThermoChem System for PISH.
The prototype was used in pre-clinical trials and subsequently in the first ever FDA approved clinical trial.

The ThermoChem System consists of two components: ThermoChem-HT
System and ThermoChem-SB System that are necessary for delivering PISH, a form of whole body hyperthermia.

     ThermoChem-HT System is a fully integrated system that heats, circulates and maintains desired blood/fluid temperatures in delivery of whole body hyperthermia or regional hyperthermia.

     ThermoChem-SB System is used in conjunction with the ThermoChem-HT System to deliver whole body hyperthermia by balancing blood chemistries on a real-time basis while removing toxins.

It is common knowledge that higher temperatures of the body, like natural fevers, can serve to control infections. Using this concept, the ThermoChem System induces an artificial fever to
107.6 F, which is hyperthermia. During hyperthermia, however, blood chemistries shift potentially causing severe organ damage and possibly death.

The ThermoChem System is a unique system that incorporates the features of the ThermoChem-HT, but also automatically balances electrolytes and important nutrients using the chemical exchange characteristics of the ThermoChem-SB, while simultaneously removing many small toxins. The electrolytes and nutrients flow from the sorbent to the blood until equilibrium is reached. Unbound toxins flow freely from the blood and bind to the charcoal of the suspension.

There are many methods for inducing whole body hyperthermia including radiant heat chambers, microwave heat chambers, water blankets and perfusion induced systemic hyperthermia PISH. We believe that PISH allows for a more uniform heating of the body and a higher sustained body temperature.

Perfusion Induced Systemic Hyperthermia Utilizing the ThermoChem
System

Perfusion induced systemic hyperthermia, known as PISH, is achieved through extracorporeal blood heating which involves heating the patient's blood outside the body to a maximum of
118.4 F and returning it back to the body, thus raising the body's core temperature to the desired treatment temperature up to a current maximum of 108.4 F for 2 hours. Catheters are placed in two venous access sites and attached to the disposable tubing of the ThermoChem-HT. Blood passes a roller pump that sends it onward to the heat exchanger where indirect heating of the blood occurs, raising the outside blood temperature to a maximum of 118.4 F. A portion of the blood passes through a T-connection to the ThermoChem-SB, located between the roller pump and the heat exchanger, where it is chemically balanced on a real-time basis and then returned to the blood flow path before it reaches the heat exchanger. Continually circulating blood is returned to the patient at approximately 114.8 F, gradually raising the patient's core body temperature to the desired temperature, which is measured by various temperature probes throughout the body.

Intraperitoneal Hyperthermia Utilizing the ThermoChem-HT System

In a surgical procedure cancerous growths are surgically removed from the patient's abdomen and pelvis; while all spaces and lining surfaces are opened, inlet and outlet catheters are placed. The ThermoChem-HT System raises the temperature of the abdominal cavity to a target temperature of up to 43.5 C
(110.3 F) by continuously circulating sterile solution throughout the abdominal cavity.

The ThermoChem-HT is a system of specially integrated subsystems and devices for fluid control and precise temperature maintenance. All operating parameters of the system are monitored by a computer and displayed and managed through an interactive video touch screen display. The operator can access all system controls and operations, input all necessary patient data, and define and adjust treatment parameters with just a touch of a finger.

Intraperitoneal hyperthermia offers a new choice to combat peritoneal cancers arising from gastrointestinal, pancreatic, ovarian and other metastatic tumors.

Physicians have known that cancer cells are sensitive to heat, but only recently have the mechanisms of hyperthermia on cancer cells been understood. The vascular structure in tumors restricts blood supply so a tumor will retain heat, which destroys cellular components essential for a tumor to exist. Heat also makes cancer cell membranes more permeable to certain chemotherapeutic drugs while certain chemotherapeutic drugs are strengthened by heat.

Beginning in 1994, the safety and efficacy of hyperthermia utilizing the ThermoChem technology was evaluated in the following FDA institutional review board clinical and pre-clinical approved trials.

St. Elizabeth Hospital - Lafayette, Indiana

  1. Phase I completed under protocol entitled "Evaluation of Whole-Body Hyperthermia Utilizing the ThermoChem technology in the Treatment of Kaposi's Sarcoma with AIDS." This was the first FDA approved whole body hyperthermia study and was published in "The Journal of Acquired Immunodeficiency Syndrome and Human Retrovirology."

  2. Phase II trial completed under protocol entitled
    "Extracorporeal Whole-Body Hyperthermia Treatments for HIV
     Infections and AIDS" with results published in "American Society for Artificial Internal Organs (ASAIO) Journal."

The University of Texas M.D. Anderson Cancer Center

Pre-clinical studies in preparation for a Phase I trial involving thermo chemotherapy of patients with lower extremity cancers of different types has been completed at the University of Texas M.D. Anderson Cancer Center. These animal studies were used to develop the surgical techniques necessary for a clinical trial on humans and to train and familiarize the center's staff in the use of ThermoChem technology.

University of Texas Medical Branch at Galveston
Human trials are ongoing under an Investigational Device Exemption utilizing the ThermoChem System and disposables to deliver perfusion induced systemic hyperthermia for patients with non-small cell lung cancer. Non-small cell lung cancer remains a major cause of cancer morbidity and mortality in the United States and Europe. In February 2000, the FDA approved a continued clinical trial to include stage IIIb patients with non-small cell lung cancer.

One of the objectives of this trial is to evaluate the ThermoChem technology for treatment of metastatic non-small cell lung cancer with regard to patient selection, tumor response, patient performance status, and patient survival. The follow-up of the patients is patterned after the Southwest Oncology protocols, which are considered state-of-the-art to follow response of cancer to the therapy. Results of this study have been accepted for publication in "Annals of Thoracic Surgery; Perfusion; and American Society of Artificial Organs."

Wake Forest University School of Medicine

In May 1998, the FDA approved an Investigational Device Exemption to allow human clinical trials utilizing the ThermoChem-HT and related disposables for intraperitoneal hyperthermia.
Intraperitoneal hyperthermia is used as an adjunctive therapy with surgery and chemotherapy.

In a surgical procedure all cancerous growths are surgically removed from the patient's abdomen and pelvis; while all spaces and lining surfaces are opened, the abdomen is perfused utilizing the ThermoChem-HT System with a heated physiologic solution circulating for a 2 hour period.

ViaCirQ and the surgeons at Wake Forest believe that the ThermoChem-HT System can make the technique more effective with better temperature monitoring and control. This procedure is offered as a standard-of-care for treatment of patients with advanced ovarian and gastrointestinal cancers.

In November 2000, we began a study with Wake Forest using the ThermoChem-HT System and disposables to deliver intraperitoneal hyperthermia in combination with surgery and chemotherapy as a primary treatment of ovarian cancer. The study will involve the use of hyperthermia as an adjunct to chemotherapy following a hysterectomy and surgery to remove as much of the cancer as possible, and the hyperthermia will be repeated 6 months later during second-look surgery if the patient has no residual disease.

MEDICAL ADVISORY BOARD

ViaCirQ has a medical and scientific advisory board that is made up of these professionals. Advisory Board members do not receive a fee for serving on the board, but are reimbursed for expenses incurred. Brian Loggie, MD is under a separate consultant agreement with ViaCirQ that has been approved by the University of Texas Southwest to help expand the use of intraperitoneal hyperthermia with the ThermoChem-HT System.


B.  Loggie,  M.D.               Surgical Oncology; University  of
                                Texas Southwestern
                                Intraperitoneal hyperthermia focus

S. Tomasovic, Ph.D.             Tumor Biology; UT/M.D. Anderson
                                Cancer biology focus

R. Fleming, Ph.D.               Pharmacology
                                Hematology/oncology focus

S.  Ash,  M.D.                  Internal Medicine; Nephrology;
                                St. Elizabeth Hospital
                                Extracorporeal blood therapy systems focus

C. Steinhart, M.D., Ph.D.       Internal Medicine; Immunology;
                                Mercy Hospital HIV specialty

M. Yatvin, Ph.D.                Radiation; Thermal Biology;
                                Oregon Health Sciences University (Retired)
                                HIV Specialty


In January 1998, ViaCirQ and HemoCleanse modified their original license agreement whereby ViaCirQ would acquire the manufacturing rights to the ThermoChem-HT System and related disposables for use in regional hyperthermia.

The ThermoChem-HT System and ThermoChem-SB work together to perform whole body hyperthermia with all commands originating from the ThermoChem-HT System. In order for the ThermoChem-HT System to be used in regional hyperthermia, the ThermoChem-HT had to be reconfigured to operate independently of the ThermoChem-SB System since blood chemistry balancing is not necessary in regional hyperthermia.

ViaCirQ contracted with our Biocontrol Technology division, to develop and manufacture the ThermoChem-HT System to operate independently from the ThermoChem-SB System for regional hyperthermia.

In March 1999, ViaCirQ entered into a license agreement with Wake Forest University in which ViaCirQ licensed all proprietary developments, data and information owned by Wake Forest relating to a method of heated perfusion of chemotherapy drug in treatment of intraperitoneal and other cancers.

In April 1999, a study was completed at Wake Forest University
School of Medicine utilizing the ThermoChem-HT System for intraperitoneal hyperthermia in combination with surgery and chemotherapy in patients with advanced ovarian and gastrointestinal cancer.

We submitted the ThermoChem-HT to the FDA for clearance to market.

In January 2000, HemoCleanse and ViaCirQ received FDA clearance to market the ThermoChem-HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution.

ViaCirQ progressed during 1999 and 2000 from product development and clinical trials to an operational company that will market the ThermoChem-HT System and related disposables.

In February 2000, ViaCirQ formed a strategic and corporate development alliance with Capital Management to position ViaCirQ for growth, development and partnerships. Joseph Kozikowski, M.D. is leading the ViaCirQ/Capital Management team strategies for additional clinical trial designs, development plans for expanded intended uses of the ThermoChem technology and implementation of a quality system with a build-out of operating infrastructure.

In April 2000, ViaCirQ formed an alliance with The Egan Group to help develop an operating and marketing plan, establish a sales and customer training program, assist in marketing support and promotional materials for ThermoChem-HT System and recruit a national vice president of sales to staff 10 product specialists to launch the ThermoChem-HT System to targeted regions across the United States in the first quarter of 2001.

In August 2000, ViaCirQ entered into a 3-year agreement with North Carolina Baptist Hospitals to provide our ThermoChem-HT System and disposables to Wake Forest University Baptist Medical Center. In November 2000, ViaCirQ entered into a contract to provide our ThermoChem-HT System and disposables to Zale Lipshy University Hospital.

In June 2000, ViaCirQ amended the license agreement with HemoCleanse whereby HemoCleanse granted ViaCirQ a limited, exclusive worldwide, fully paid-up, irrevocable, perpetual license limited to the relevant field of use in hyperthermia to manufacture the ThermoChem-SB and SB treatment kits. All patents and patent applications in whole body hyperthermia owned by HemoCleanse were assigned to ViaCirQ, the consideration for the above was 1,042,253 shares of HemoCleanse common stock.
Since 1994, we invested $2,460,065 in HemoCleanse stock. Of the $2,460,065 invested in HemoCleanse common stock, approximately $1,018,750 was invested in 1994; $1,310,822 in 1995; and $130,493 in 1998. These investments were considered speculative throughout the term of the investment because HemoCleanse was continually operating at a deficit due to its research and development activities. Throughout those periods, HemoCleanse incurred net losses, accumulated deficiencies in assets, and no net tangible assets. Our management considered all HemoCleanse funding to be research and development expenditures and did not recognize any goodwill due to the absence of a proven technology. Due to HemoCleanse's financial condition and the absence of a fair market value for the HemoCleanse common stock, all amounts invested in HemoCleanse were expensed when the investments were made.

We spent approximately $15,625,073 on this project through December 31, 2000. We have been funding this project since 1992 with money we raised selling our securities, including our stock or convertible debentures.

Bioremediation

We are also involved in the field of biological remediation, or bioremediation, development. Bioremediation technology uses naturally occurring microorganisms or bacteria to convert various types of contamination, like oil spills, to carbon dioxide and water. The product, PRP, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule, which is used to collect, contain and separate oil-type products in or from water. The product's purpose is to convert the contaminant, with no leftover residue in need of disposal. When the PRP comes in contact with the petroleum substances like oil spills, the oil spills become bound or attached to the PRP, and they stay afloat. Because the product contains the necessary nutrients and microorganisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will break down both the petroleum and itself, leaving nothing but carbon dioxide and water.

Part of Petrol Rem's initial research and development involved field-testing supervised by the National Environmental Technology Applications Corporation. That group, which is known as NETAC, is endorsed by the Environmental Protection Agency to determine whether products are effective. As a result of their testing, NETAC reported positive results regarding the effectiveness of the product.

PRP is now being manufactured and marketed for use in water and on solid surfaces in the form of Petrol Rem's OIL BUSTER product, which is used for small oil cleanups on hard surfaces such as the floors of manufacturing facilities, garages and machine shops, or as a container for heavy petroleum sludges.

The product is listed on the EPA's National Contingency Plan Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the National Contingency Plan Product Schedule be submitted to additional testing. Because PRP successfully passed the test conducted by NETAC, the product was requalified for listing on the EPA's product schedule. In addition, PRP was one of only fourteen products listed after the 1996 Alternative Response Tool Evaluation System was implemented.

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area, which is used to manufacture PRP. The current lease has a renewable three-year term, with monthly rental payments of $4,661 plus utilities and applicable business privilege taxes. Petrol Rem purchased equipment, which has the capability to produce PRP in quantities of 2,000 pounds per day, and has built an adequate inventory.

Petrol Rem also completed development of a new spray applicator for its PRP product. The new applicator is a lightweight, portable unit, which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites, which were impossible to reach with the previous applicator.

In addition to PRP, Petrol Rem also developed other products.
In order to address water pollution issues at marinas, Petrol Rem introduced the BIOSOK, which is PRP contained in a 10" fabric tube, and is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and other chemicals, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIOSOK, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIOSOK helps to keep waters clear. In addition, BIOSOK helps eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited. The U.S. Coast Guard is using the BIOSOK in certain regions on their vessels and maintains a sufficient supply to provide continuing availability.

Petrol Rem's BIOBOOM product is used in water clean-up projects. The product is a 3" x 10' fabric tube which is filled with PRP, and is used to both contain and biodegrade contaminants in water. BIOBOOM is a superior product to most containment products because, in addition to containing the oil or fuel spill, or restricting the spread of an anticipated spill, it also biodegrades the contaminant, and then biodegrades itself. These features act to virtually eliminate secondary contaminants, thereby reducing disposal and clean-up costs.

During 1998 and 1999, the majority of Petrol Rem's sales were from the BIOSOK and BIOBOOM products. Sales were approximately $45,000 in 1998 and declined to approximately $27,000 in 1999. In 2000, we had sales of $217,722, which included sales of our other products. The decline from 1998 to 1999 was due to several factors: Petrol Rem was unable to effectively penetrate the market with products other than the BIOSOK and BIOBOOM; due to cash flow problems in 1998, Petrol Rem stopped funding its sales efforts and lost employees; and in 1999, Petrol Rem restructured its management, operations and pricing structure - during that time, sales efforts slowed until the new management and funding was in place. By the end of 1999, Petrol Rem had its management and marketing team in place. Effective August 2000, Petrol Rem entered into a national marketing agreement with International Consultants, Inc., an international marketing firm from Phoenix, Arizona. International Consultants, Inc. has regional representation in 12 states in addition to their home office in Phoenix. Part of Petrol Rem's marketing strategy involved re-pricing its products. Petrol Rem now markets the BIOSOK and BIOBOOM at wholesale prices ranging from $11-$13, and $110-$130, respectively, depending on the quantity purchased.

Petrol Rem is marketing PRP through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product.

During 1999, Petrol Rem focused efforts on the international market, and entered into joint venture or distributorship agreements for Chile, Brazil, Uruguay, Paraguay, Bolivia and Indonesia. Although there can be no assurances that PRP will be successfully marketed, we believe, based on their scientific determinations, the results of recent NETAC testing, and the favorable response at the retail level, that PRP will be a viable product in the bioremediation marketplace. Petrol Rem currently markets PRP at wholesale prices ranging from $14-$20 per pound, depending upon the quantity purchased.

During 2000, Petrol Rem acquired INTCO, a Louisiana company that specializes in regional oil spill clean-ups, primarily on the Gulf coast of southeast Louisiana. Petrol Rem's oil spill clean-up products have been shipped to Louisiana warehouse sites, where they are being used in clean up projects. In addition, Petrol Rem formed a joint venture called Tireless, LLC, which was formed to handle the environmental and business concerns arising from scrap and discarded tires. Tireless expects to take delivery of a portable tire shredder, which will allow Tireless to go directly to the tire pile sites to coordinate shredding and recycling. Petrol Rem also funded Practical Environmental Solutions, a Pennsylvania company involved in the acquisition and management of environmental companies. Petrol Rem made these investments because they believe the two companies will help Petrol Rem generate revenue.

We believe that we have spent all of the funds necessary to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. We expect that our expenses going forward will be for marketing and
sales.   We spent approximately $13,863,409 on this project
through December 31, 2000. We have been funding this project since 1992 with money we raised by selling our securities, including our stock or convertible debentures.

Other Projects

Implantable Technology

In April 1996, we received FDA approval to market our theraPORT Vascular Access System. The approval was granted in response to our 510(k) Notification filed in January 1996. The device is made up of a reservoir, which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORT offers an improved delivery system by eliminating that trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. We began selling the standard ports during the second quarter of 1997. A second device with a low profile was developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February 1998, we submitted a supplement to the FDA in response to a request for additional information, and the FDA granted its approval that same month. We are currently developing a dual port device and plan to submit another 510(k) for that device; however, our biomedical efforts continue to be focused on the Diasensor, so it is impossible for us to estimate when that submission might occur.

Through our subsidiary, Coraflex Inc., we are engaged in the development of a polyurethane heart valve, which we believe may not have the disadvantages of the mechanical and other synthetic valves currently being marketed. The Coraflex valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. We believe that the polyurethane we use to make our heart valve is stronger and more resistant to fatigue compared to other valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflex valve to date has demonstrated that our valve has superior fatigue resistance and flow characteristics compared to other devices. We must conduct additional development and testing before we can submit our valve to the FDA to begin testing it on humans. We'll need additional funding to do that, and we don't know when, or if, and FDA submission or testing will occur.

We also developed technology for other implantable devices, such as hemodialysis ports, implantable insulin dispensers and
rate-adaptive pacemakers.   Because we decided to focus most of
our resources on the noninvasive glucose sensor, we haven't made any real progress on these other projects, so they are all in very preliminary stages of development

Functional Electrical Stimulator Project. We had to discontinue our functional electrical stimulator project when we lost our contract with NeuroControl, the sole purchaser. Functional electrical stimulators, known as FES, are implanted under the skin of patients who are disabled as a result of spinal cord injury, stroke, head injury or other neurological disorder. The FES uses low levels of electrical stimulation to activate nerves and muscles to assist the patient with grasping, arm movement or standing. Because these products accounted for the majority of our sales revenues in recent years, the loss of the contract, and the end of the project, was significant. However, we continue to work with the FES Center at Case Western Reserve University on a new 16-channel device.

Metal-Plating Technology

When we acquired an interest in a metal-plating company, we estimated that the product would generate revenue and profit. We were wrong - the actual results were very different from our original estimates. The project did not generate any revenue during 1998 or 1999. Our early estimates were based upon our assessment not only of the marketability of the product, but on our ability to penetrate the metal finishing market using the features of the product. Our actual experience shows that it is much more difficult to exploit the existing market, regardless of whether or not the product has superior features. As a result, we had to adjust our marketing strategy. As a result, we can no longer estimate whether we will ever receive any revenue or profit from this technology, and we made the appropriate adjustments to our financial statements to reduce the value of this investment, which totaled $4.6 million - we funded that investment through sales of our securities including our debentures.

American Inter-Metallics

During 1999, we made our initial investment in American Inter-Metallics, Inc. AIM has its operations in Rhode Island, and is developing a product that enhances the performance of propellants. AIM is developing specialized equipment and a process for producing a product, which AIM believes will increase the burn rates of current propellant formulas. AIM believes that, by increasing the burn rate of propellants, its product will improve the performance of rockets and other machinery. During 2000, AIM completed its prototype and is now testing the equipment. We invested $525,000 in AIM during 1999, and made additional investments of $285,000 during 2000 for a total
investment of $810,000, or 16.2% of AIM.   In 2001, we invested
an additional $110,000, which brought our ownership interest to 18.4%. If AIM continues to perform as promised, we may invest additional funds during 2001, for a total maximum investment of $1 million. If we invest the entire $1 million, using funds we raised by selling our stock and debentures, we will own 20% of AIM. AIM's product is in the research and development phase; we can't give any assurances that it will be successful or profitable.

Diabecore Medical, Inc.

During 2000, we, through Diasensor.com, invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. In preliminary studies, this new insulin has demonstrated effectiveness in controlling hyperglycemia without risk of severe hypoglycemia. Laboratory tests indicate that this new insulin, when administered in large doses, extends the duration of insulin action for improved control of glucose levels, rather than producing hypoglycemia. Those tests also have shown the new insulin to be 3 to 4 times less hypoglycemic when compared to presently available insulin. William D. Lougheed and Kusiel Perlman, M.D. are developing Diabecore's insulin with the support of the Research Institute of the Hospital for Sick Children in Toronto, where insulin was discovered, and the Loyal True Blue and Orange Research Institute in Richmond Hill, Ontario. We invested a total of $693,520 in Diabecore during 2000, and owned 20.8% as of December 31, 2000. In January 2001, we invested an additional $146,755, which increased Diasensor.com's ownership to 24% of Diabecore.
Through Diasensor.com, we have the option to invest a total of approximately $1.6 million in Diabecore, for a total ownership of 35% of Diabecore's stock.

MicroIslet, Inc.

During 2000, we, through Diasensor.com, also invested in MicroIslet, Inc. MicroIslet is a California company that is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The current research involves the use of microencapsulated pancreatic cells, which are transplanted into diabetic animals. The initial trial on a non-human primate continues to provide very encouraging results. The diabetic animal achieved and maintained normal glucose readings for over 8 months following the transplant. MicroIslet believes that there are several benefits to using the microencapsulated islets for transplants, rather than transplanting human pancreatic cells. One benefit is the supply; the only source of human cells is from deceased organ donors, and more than one donor is needed for each transplant. In addition, human transplants involve a serious course of immuno-suppression therapy so the human recipient does not reject the transplanted cells. Dr. Emmanuel Opara, Ph.D. is the director of islet transplantation research at Duke University Medical Center, and he is heading up the research team. Dr. Opara's team plans to replicate the testing on 3 more primates to obtain additional data to support a planned request to the FDA to conduct human trials. We invested a total of $1,000,000 in MicroIslet during 2000, and owned 15% as of December 31, 2000.
In January 2001, we invested an additional $250,000 and increased Diasensor.com's ownership to 17.5% of MicroIslet. Through Diasensor.com, we plan to invest a total of approximately $1.5 million in MicroIslet, and will own 20% of MicroIslet's stock.

All this information regarding our projects is in summary form, and the status of each project is subject to constant change. We can't assure that any of our projects will be completed or successful.

RESEARCH AND DEVELOPMENT

We continue to be actively engaged in the research and development of new products. Our major emphasis has been the development of a noninvasive glucose sensor. In order to raise funds for the research and development of new products, we sell our stock and convertible securities.

MARKETING AND DISTRIBUTION

Petrol Rem began marketing of its bioremediation product, PRP, in mid-1993, and is now sold in quality marine supply stores in the coastal areas of the United States, Canada, Europe and South
East Asia.

ViaCirQ received FDA approval to market its ThermoChem-HT System and related disposables used for regional cancer treatment.

None of our current projects have generated any meaningful sales or revenue.

PATENTS, TRADEMARKS AND LICENSES

We own patents on certain products and we file applications to obtain patents on new inventions when practical. Additionally, we try to obtain licenses from others when we think it's necessary to conduct our business.

We rely on trade secret protection for our confidential and proprietary information. Although we and our affiliates, Diasensor.com, ViaCirQ and Petrol Rem, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, we can't assure that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to our trade secrets, disclose such technology, or we can meaningfully protect its trade secrets.

Noninvasive Glucose Sensor

Diasensor.com owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" which covers certain aspects of a process for measuring blood glucose levels noninvasively. That patent was awarded to our research team in December 1991 and was sold to Diasensor.com under a purchase agreement dated November 18, 1991. The patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If clinical testing or regulatory review delays marketing of a product made under the patent, we may be able to obtain an extension of the term of the patent. The patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasensor.com has filed corresponding patent applications in a number of foreign countries.

We filed a second patent application in December 1992, which was assigned to Diasensor.com. This second patent contained new claims, which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995.

In May 1993, our research teams filed four additional patent applications related to the methods, measurement and noninvasive determination of analyte concentrations in blood.

As of February 2001, a total of 13 patents have been issued, all of which have been assigned to Diasensor.com, and additional
patents are pending.    Corresponding patent applications have
been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

Our research team continues to file patent applications, provisional patent applications, some of which are being converted into PCTs - Patent Cooperative Treaty - that reflect the continued research and development and additional refinements to the noninvasive glucose sensor.

Diasensor.com or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

We know that competitors currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that those patents may require us to alter any model of the noninvasive glucose sensor or the underlying processes relating to the noninvasive glucose sensor, to obtain licenses, or to cease certain activities.

Diasensor.com also relies upon trade secret protection for confidential and proprietary information. Although we, along with Diasensor.com, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to our trade secrets, disclose such technology, or that we can meaningfully protect our trade secrets.

Diasensor.com has registered the trademark "Diasensor ", which is intended for use in connection with the Diasensor models.
Diasensor.com intends to apply, at the appropriate time, for registrations of other trademarks as to any future products.

Extracorporeal Hyperthermia

In September 1992, a research team funded by us applied for a domestic patent in connection with the use of perfusion-induced extracorporeal hyperthermia and the treatment of HIV-positive patients; the patent has been assigned to ViaCirQ. In October 1994, ViaCirQ received notification that the patent application for its specialized method for whole-body hyperthermia has been issued.

The patent entitled "Specialized Perfusion Protocol for Whole-Body Hyperthermia" contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 degrees centigrade. A continuation in part, which was filed by ViaCirQ and included the ThermoChem System, was allowed in July 1995 and was issued in December 1995.

In May 1999 and early 2000, ViaCirQ filed provisional patents for its use of the ThermoChem-HT System and related disposables, and for use of the device for regional hyperthermia procedures.
In June 2000, HemoCleanse assigned all patents and patent applications to ViaCirQ relating to the ThermoChem technology in hyperthermia. One of those patents was issued in December 2000, and another was allowed in January 2001.

Implantable Technology

During 1995, we renewed our U.S. trademark registration for the name Coraflex, which was originally granted in 1988. We also obtained trademark registration for the name theraPORT.

In October 1996, we obtained a patent for our heart valve product.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending.
Petrol Rem received trademark authorization for the use of the product names PRP, BIO-SOK, BIO-BOOM, and Oil Buster.

WARRANTIES AND PRODUCT LIABILITY

Our current product liability insurance coverage is $1,000,000 in the aggregate, and we believe that's sufficient due to our discontinuance of sales of certain products, including our former pacemaker line and our functional electrical stimulators, as well as our potential exposure to liability.


SOURCE OF SUPPLY

In connection with the manufacture the noninvasive glucose sensor and the ThermoChem System, we will be dependent upon suppliers for some of the components required to manufacture the device.
We plan to assemble the devices, but will need to purchase components, including some components that will be custom made for us by certain suppliers. These components will not be generally available, and we may become dependent upon those suppliers, which do provide such specialized products.

If we successfully develop other new products, and receive regulatory approvals to manufacture such products, we may become dependent on certain suppliers for custom parts.

COMPETITION

Noninvasive Glucose Sensor

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. We are aware that other research groups are developing noninvasive glucose sensors, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. There is a risk that some other group will complete the development of their devices before we do. There is no other company currently producing or marketing noninvasive sensors for the measurement of blood glucose similar to ours. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

Our noninvasive glucose sensor will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and Lifescan, an affiliate of Johnson & Johnson.

Those companies have established marketing and sales forces, and represent established entities in the industry. Certain competitors, including their corporate or joint venture partners or affiliates, currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than we do, and may have other competitive advantages over us, based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty. Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products, or otherwise make them more price competitive, so as to enhance their marketing competitiveness over our noninvasive glucose sensor. As a result, we can't make any guarantees that our sensor will be able to compete successfully.

We face more direct competition from other companies who are currently researching and developing noninvasive glucose sensors. We have very limited knowledge as to the stage of development of these other devices; however, if another company successfully develops a noninvasive glucose sensor, obtains FDA approval, and reaches the market before we do, we would suffer.

Among the other companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a desktop monitor that uses one type of infrared wavelengths. OptiScan Biomedical in Alameda, California is developing a device that uses another type of infrared wavelengths. Rio Grande Medical Technologies of Albuquerque, New Mexico is designing a photo-based device. Rio Grande is currently funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create small holes in the skin without the invasive penetration of a metal needle or lancet. The device, called the Accu-Chek D-Tector, then gives a glucose reading from the fluid collected from the holes in the skin. SpectRx has partnered with Roche Diagnostics, and reported in November 2000 that they had received expedited review status from the FDA for a three-module pre-market approval filing for their diabetes detection device; we don't know whether they've filed any modules or how the FDA has responded, but we believe their clinical trials are continuing. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that pierces the skin. Called the Lasette, a laser makes a small hole in the fingertip to draw blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a tube with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two to three days.

Cygnus of Redwood, California recently underwent an FDA panel review for its GlucoWatch that draws fluid through the skin through an electric needle. The fluid triggers a reaction in a disposable pad. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical charges to draw fluid through the skin, each person must use finger prick technology every day to set and use the device. Although the panel recommended FDA approval, to the best of our knowledge, the FDA has not issued that approval without conditions. We were interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis - a specific method for displaying data - that the FDA rejected when we used it for our own panel review.

Certain organizations are also researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. We are not aware of any new or anticipated technology that would effectively render our noninvasive glucose sensor obsolete or otherwise not marketable. However, future technological developments or products could make our noninvasive glucose sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even obsolete.

Bioremediation

Although our bioremediation products compete with other oil-spill clean-up products, there is no direct competition for the type of
product we produce.   The EPA recently created a separate
category for its NCP listing, for enzyme additives, and PRP is the only product listed in that category.

GOVERNMENT REGULATIONS

Since most of our products are medical devices as defined by the Federal Food, Drug and Cosmetic Act, as amended, they are subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA can inspect our facilities and operations and may also audit our record keeping procedures at any time. The FDA's Quality System Regulation specifies various requirements for our manufacturing processes and the way we must maintain certain records.

In 1997, Congress passed legislation that addresses the regulation of pharmaceutical and medical devices. Although the impact of the FDA Administration Modernization Act of 1997 was expected to reduce the quantity of information a company must submit for approval of devices that has not been our experience.

Noninvasive Glucose Sensor

Because the FDA regulates our noninvasive glucose sensor, we have to meet all FDA requirements before we can market and sell our device in the United States. These requirements include clinical testing, which must be supervised by the chosen hospitals.
During 1999, the FDA recommended we file a Pre-Market Application and conduct an additional clinical study. We are in the process of submitting a modular PMA, which allows us to submit parts of the submission to the FDA over a period of time. This modular PMA is a new method of submitting information to the FDA, and resulted from the passage of FDA legislation in 1997. We have submitted the first two parts of the PMA and we began our clinical trials in October 2000, after the FDA approved our submission that included the testing protocol.

We don't know how long it will take for the FDA to accept our filings or approve our device, if ever.

In June of 1998, the FDA instituted a new Quality System
Regulation that took the place of Good Manufacturing Practices.
These regulations align closely with similar guidelines required by the European Union and have added control of the design process as well as the manufacturing process.

There are different requirements for selling our device in Europe. On January 14, 1998, we received certification to ISO 9001, and on June 23, 1998, we received the CE mark. The CE mark and the ISO certification are provided by the regulatory bodies or other approved companies of the European Union. The CE mark indicates that the device adheres to quality systems guidelines. Rigorous audits were conducted at our Indiana, Pennsylvania facility to certify that our development and manufacturing procedures, as well as the Diasensor1000 itself met the international standards laid down by Europe's medical device directive. In order to maintain our approval to ship the device into the European Union, we must be vigilant in our adherence to our quality system. We will also be subject to annual audits to be sure that we continue to meet the required standards.

Any changes in FDA or European procedures or requirements will require corresponding changes in our obligations in order to maintain compliance with those standards. Those changes may result in additional delays or increased expenses. Depending on which other countries we target, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

Extracorporeal Hyperthermia

In January 2000, HemoCleanse and ViaCirQ received FDA approval to market the ThermoChem-HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In addition, in February 2000, the FDA approved continued clinical trials at the University of Texas Medical Branch using the ThermoChem technology in whole-body hyperthermia to treat patients with certain types of end-stage lung cancer.

Bioremediation

The EPA and the Pennsylvania Department of Environmental Resources regulate our bioremediation products. In addition, each state in which the bioremediation products are used has its own environmental regulations. Regional response teams consisting of representatives from the National Oceanic and Atmospheric Administration, the U.S. Coast Guard and the EPA govern our oil spill clean-up products.

HUMAN RESOURCES

As of December 31, 2000, we had 109 full-time employees who were located primarily in either our Indiana or Pittsburgh locations. In addition, ViaCirQ had six employees; Diasensor.com had one employee; and Petrol Rem had eleven employees as of December 31, 2000.

We have employment contracts with some of our non-officer employees, most of whom are scientists and engineers employed in our research and development operations. Those contracts are typically for terms of five years and contain confidentiality provisions. We also employ consultants as needed; some of the consultants are employed based on consulting contracts, which contain confidentiality provisions.

Financial Information About Foreign and Domestic Operations and
Export Sales

Our operations are located primarily in the United States of America. In 1994, we incorporated a majority-owned foreign subsidiary, Diasensor.com U.K. Limited, in order to facilitate
the opening of our office in London, England.    Although we have
taken some orders from our distributor in the U.K. and have delivered devices for patient use, we have had no material sales,
foreign or domestic, since our inception.   We are in the process
of applying to receive approval to market our device in Canada.

Item 2. Properties

Due to cash flow problems, Diasensor.com sold its office condominium in 1999, and they now lease the same space for administrative offices. We, along with our subsidiaries, continue to lease a portion of that office at a monthly rental amount of $5,175 plus one-half of the utilities.

Prior to 1999, our research and development operations were located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, PA. We leased that building from the 300 Indian Springs Road Real Estate Partnership, which was owned in part by some of our current and former officers and directors.
Of the eight members of the partnership, two are currently officers or directors - Fred E. Cooper and Glenn Keeling. Each member of the partnership personally guaranteed the payment of lease obligations to the bank providing the funding, and in return received warrants to buy 100,000 shares of our stock at $.33 per share. In addition to rent, we paid all taxes, utilities, insurance, and other expenses related to our operations at that location. In 1999, after all our Indiana, PA operations were moved out of 300 Indian Springs Road location to Kolter Drive, the property was put up for sale. The property was sold in October 2000 for $475,000, and each of the partners received $12,698, after the mortgage was paid.

In September 1992, we entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 35,000 square feet of space on Kolter Drive that we reconfigured to our manufacturing specifications. During 1998 and 1999, we moved the balance of our Indiana, Pennsylvania operations to this space. During 2000, we obtained an additional 33,000 square feet of manufacturing space, which is being completed for manufacturing. That space, which was originally obtained in 1995, was vacated in 1998 in return for the lessor's agreement not to pursue legal action against us for nonpayment of rent. In 2000, we settled all the pending legal issues with the lessor when we reacquired the space. This facility contains sufficient additional space to accommodate our projected Indiana operations through 2001.

As of February 2001, Diasensor.com has an office in London, England for the purpose of taking orders for the Diasensor 1000.

We believe that our existing facilities will be sufficient to meet our needs through 2001. If we require additional space, we believe such space will be available at reasonable commercial rates.

Item 3.  Legal Proceedings

In May 1996, we, along with Diasensor.com and our current and former individual directors, including David Purdy, Fred Cooper, and Anthony J. Feola, who are also current and former Diasensor.com officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and we have paid an aggregate of $2,150,000 toward the settlement to date. An additional $1,300,000 is due in July 2001. Although we don't know whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, we believe the existing settlement agreement will end this matter.

In April 1998, we, along with our corporate affiliates, were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. We continue to submit various scientific, financial and contractual documents in response to their requests.

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into sales of Diasensor.com common stock in a public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. We cooperated fully with the state and provided all of the information requested. As of the date of this filing, no determinations had been made, and no orders have been issued.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item  5.   Market  for  Registrant's Common  Equity  and  Related
           Stockholder Matters

                  MARKET PRICE FOR COMMON STOCK

Our common stock trades on the electronic bulletin board under the symbol "BIKO". On February 20, 2001, the closing bid price for the common stock was $.098 per share. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through December 31, 2000. Because our stock trades on the electronic bulletin board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.


Calendar Year                      High            Low
and Quarter

1998            First Quarter    $ .250          $ .0937
                Second Quarter   $ .1875         $ .0313
                Third Quarter    $ .359          $ .0313
                Fourth Quarter   $ .126          $ .049

1999            First Quarter    $ .084          $ .049
                Second Quarter   $ .340          $ .048
                Third Quarter    $ .125          $ .070
                Fourth Quarter   $ .099          $ .050

2000            First Quarter    $1.050          $ .051
                Second Quarter   $ .400          $ .160
                Third Quarter    $ .184          $ .12
                Fourth Quarter   $ .122          $ .049

We have approximately 128,000 holders, including those who hold in street name, of our common stock, and no holders of our preferred stock.

                    DESCRIPTION OF SECURITIES

Our authorized capital currently consists of 1,700,000,000 shares of common stock, par value $.10 per share and 500,000 shares of cumulative preferred stock, par value $10.00 per share.

Preferred Stock

Our Articles of Incorporation authorize the issuance of a maximum of 500,000 shares of cumulative convertible preferred stock, and authorize our board of directors to define the terms of each series of preferred stock. In December 1999, our board of directors authorized the creation of a Series F convertible preferred stock. As of December 31, 2000, all of the shares of that Series F preferred stock had been converted to common stock, and we had zero shares of preferred stock outstanding.

Common Stock

Holders of our common stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock do not have cumulative voting rights, and therefore the holders of a majority of the shares of common stock voting for the election of directors may elect all of the directors, and the holders of the remaining common stock would not be able to elect any of the directors. Subject to preferences that may be applicable to the holders of our preferred stock, if any, the holders of our common stock are entitled to receive dividends that may be declared by our board of directors.

In the event of a liquidation, dissolution or winding up of our operations, whether voluntary or involuntary, and subject to the rights of any preferred stockholders, the holders of our common stock would be entitled to receive, on a pro rata basis, all of our remaining assets available for distribution to our stockholders. The holders of our common stock have no preemptive, redemption, conversion or subscription rights. All of our outstanding shares of common stock are, and the shares of common stock to be sold in this offering will be, fully paid and nonassessable. As of December 31, 2000, there were 1,383,704,167 shares of our common stock outstanding.

Dividends

We have not paid cash dividends on our common stock, with the exception of 1983, since our inception. We do not anticipate paying any dividends at any time in the foreseeable future. We expect to use any excess funds generated from our operations for working capital and to continue to fund our various projects.

Our Articles of Incorporation restrict our ability to pay cash dividends under certain circumstances. For example, our board can only declare dividends subject to any prior right of our preferred stockholders to receive any accrued but unpaid dividends. In addition, our board can only declare a dividend to our common stockholders from net assets that exceed any liquidation preference on any outstanding preferred stock.

Subordinated Convertible Debentures

Beginning in December 2000, we issued subordinated convertible debentures that have a one-year term and are due in 2001 and 2002. The debentures earn interest at 4% and are convertible into shares of common stock. As of December 31, 2000 and February 20, 2001, we had $2,400,000 and $6,290,659 in
subordinated debentures outstanding, respectively.

Our debentures are not secured by any of our assets, and are subordinate to our corporate debt, except for related-party debt. The debentures are convertible beginning 90 days from issuance. Our debentures can be converted to our common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price, so the lower the bid price of our stock, the more shares we will need to issue when our debentures are converted - there is no limit on the number of shares of our common stock that our debentures can be converted into. This means that, if our stock price is low, the debenture holders could own a large percentage of our outstanding common stock - except that they have each agreed not to own more than 5% of our common stock at any one time. We can redeem our debentures.

Employment Agreement Provisions Related to Changes in Control

We have employment agreements with Fred E. Cooper, Anthony J. Feola, Glenn Keeling, Michael P. Thompson and two non-executive officer employees. The agreements provide that in the event of a "change of control", we must: issue to Mr. Cooper shares of common stock equal to 5%; issue to Mr. Feola 4%; issue to Mr. Keeling 3%; and issue to Mr. Thompson and the two non-executive officer employees 2% each of our outstanding shares of common stock. For purposes of these agreements, a change of control is deemed to occur: when 20% or more of our outstanding voting stock is acquired by any person; or when 1/3 or more of our directors are not continuing directors, as defined in the agreements; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of the federal securities laws.

Warrants

As of December 31, 2000, we had outstanding warrants to purchase 31,378,160 shares of our common stock. These warrants have exercise prices ranging from $.06 to $3.20 per share and expiration dates through October 23, 2005, and are held by members of our scientific advisory board, certain employees, officers, directors, loan guarantors, and consultants.

Holders of warrants are not entitled to vote, to receive dividends or to exercise any of the rights of the holders of shares of our common stock for any purpose until the warrant holder properly exercises the warrant and pays the exercise price.

Transfer Agent

Chase-Mellon Shareholder Services in New York, New York acts as our Registrar and Transfer Agent for our common stock. We act as our own registrar and transfer agent for our preferred stock and warrants.

Item 6.  Selected Financial Data



                             YEARS ENDED DECEMBER 31st

                2000         1999        1998         1997          1996

Total Assets$21,930,070  $15,685,836  $9,835,569   $12,981,300  $14,543,991

Long-Term
Obligations $ 2,211,537  $ 1,338,387  $1,412,880   $ 2,697,099  $ 2,669,727

Working
Capital     $   754,368  $ 4,592,935 ($9,899,008)  $   888,082  $ 1,785,576

Preferred
Stock       $       0    $   720,000  $  0         $   0        $   0

Net Sales   $   340,327  $   112,354  $1,145,968   $ 1,155,907  $   597,592

TOTAL
REVENUES    $   345,874  $   165,251  $1,196,180   $1,260,157   $   600,249

Other
Income      $   589,529  $ 1,031,560  $  182,033   $  165,977   $   176,478

Warrant
Extensions  $ 5,233,529  $ 4,669,483  $  0         $4,046,875   $ 9,175,375

Benefit
(Provision)
for Income  $  0         $  0         $  0         $   0        $   0
Taxes

Net Loss   ($42,546,303)($38,072,578)($22,402,644)($30,433,177)($24,045,702)

Net Loss
Per Common
Share:
  Basic           ($.04)       ($.05)       ($.08)       ($.43)       ($.57)
  Diluted         ($.04)       ($.05)       ($.08)       ($.43)       ($.57)

Cash
Dividends
Per Share:
 Preferred         $  0         $  0         $  0         $  0         $  0
 Common            $  0         $  0         $  0         $  0         $  0

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a summary of the more detailed information in our financial statements. You should carefully review those financial statements before you decide whether to invest in our stock.

Forward-Looking Statements

This section contains forward-looking statements. We discussed these kinds of statements on page 2, and you should review that section.


                 Liquidity and Capital Resources


Our working capital was $754,368 at December 31, 2000 as compared to $4,592,935 at December 31, 1999 and as compared to a working capital deficiency of ($9,899,008) at December 31, 1998. Working Capital fluctuations occur primarily because we raise different amounts of money from year to year. We raised approximately $29,900,000 in 2000, $30,816,000 in 1999, and $10,720,000 in
1998. Accounts receivable increased to $400,950 at December 31, 2000 from $27,263 at December 31, 1999 and $55,950 at December 31, 1998 primarily from our acquisition of INTCO. Changes in net inventory and accounts payable also affect working capital - our net inventory increased to $805,224 as of December 31, 2000 from $10,308 as of December 31, 1999 and $74,515 as of December 31, 1998 because inventory previously provided for in our valuation allowance was disposed of and replaced with inventory currently being used to manufacture our noninvasive glucose sensors as well as our hyperthermia systems. Our accounts payable decreased from $1,750,188 at December 31, 1998 to $759,733 at December 31, 1999
to $578,520 at December 31, 2000. The $1 million decrease from 1998 to 1999 occurred because our cash flow problems in 1998 were corrected in 1999, and the decrease from 1999 to 2000 was due to payments in the ordinary course of business. Accrued liabilities increased at December 31, 2000 primarily because of the $1.3 million class action settlement payment due to be paid in 2001.

Our cash decreased to $7,844,807 as of December 31, 2000 from
$10,827,631 as of December 31, 1999.   The decrease was partially
due to different amounts generated from sales of our securities. In 2000, our securities sales included: approximately $18.6 million from our public offering of common stock; approximately $4.3 million from sales of our Series F preferred stock; $6.4 million from sales of our subordinated convertible debentures, after redemptions; and approximately $616,000 from warrants exercised. Our Series F convertible preferred stock, which was all converted to common stock during 2000, was not secured by any of our assets, and was convertible by its holders beginning 120
days from when it was issued.     Our subordinated convertible
debentures are not secured by any assets, and are subordinate to our corporate debt, except for debt to any related parties. Our debentures are convertible beginning 90 days from when we issue them. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price. We sold convertible debentures at different times during 2000. All of the debentures issued during the first quarter of 2000 were converted. We also sold convertible debentures beginning in December 2000, and those $2,400,000 in debentures are still outstanding.

During 2000, 1999 and 1998, our cash flows used by operating activities totaled $26,681,873; $18,411,002; and $11,855,294, respectively.  During 1998, those activities included a $ .8
million increase in inventory reserves.   During 1998, we spent
cash and other resources when we purchased a majority interest in
a metal-coating company.   Because that investment did not
perform as we anticipated, we had to write down assets, including goodwill, in 1999. In addition, we recorded an $11.2 million charge against operations due to warrant grants and extensions by our subsidiaries in 2000, with a similar charge of $5.9 million in 1999.

During 2000, our net cash flow used by investing activities was $6,455,166, compared to $1,213,099 in 1999 due primarily to our investments in the following unconsolidated subsidiaries: Insight Data Link.com, Inc., American Inter-Metallics, Inc., MicroIslet, Inc., and Diabecore Medical, Inc., which we discuss in the following three paragraphs.

During 2000, we made investments in unconsolidated subsidiaries. In January, we acquired a 25% interest in Insight Data Link.com, Inc. for $100,000. Insight is a start-up corporation with a software program and website business that acts as an internet clearinghouse for the rental of shopping mall space. Insight also plans to develop additional software for related projects. We also invested an additional $285,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $810,000, which represents a 16.2% ownership in AIM - we plan to invest additional funds to increase our total ownership to 20% during 2001. We made these investments because our management believes they will generate revenue.

Our subsidiary, Diasensor.com, Inc. also made investments in unconsolidated subsidiaries. In January 2000, Diasensor.com initiated an alliance with MicroIslet, Inc.; in return for its initial equity investment of $500,000, Diasensor.com received a 10% stake with an option to purchase an additional 10% in the future. As of December 31, 2000, Diasensor.com had invested a total of $1,000,000 in MicroIslet, and owned 15% - Diasensor plans to invest additional funds during 2001 to increase its ownership to 20%. MicroIslet is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. Diasensor.com also invested in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. During 2000, Diasensor.com invested $693,520 in Diabecore and received a 20.8% ownership interest. This project is also in the research and development phase. Diasensor.com made these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those investments in Insight Data Link.com, American Inter-Metallics, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $485,284 as of December 31, 1999 to $2,061,439 at December 31,
2000.  The money we spent investing in those four companies
came from stock and debenture sales during 1999 and 2000.   All
the investments were our initial investments in those companies, except American-Inter-Metallics. We invested a total of $810,000 in American Inter-Metallics, a company that is developing products designed to enhance rocket propulsion performance. We carry the AIM investment on our balance sheet as a $663,916 investment in an unconsolidated subsidiary. The difference between the actual investment and the balance sheet amount is due to certain accounting rules known as the equity basis of reporting.

Our investing activities also included the acquisition of additional property, plant and equipment in connection with the expansion of our manufacturing facilities and advances made under a line of credit by Petrol Rem to a company involved in the acquisition of other environmental companies. In connection with this line of credit, current - short-term - notes receivable increased by $1,726,363.

Our other assets increased from $710,619 at year-end 1999 to $3,119,167 at the end of 2000. Approximately $200,000 of that increase was due to a 1999 short-term note that was reclassified as a long-term note in 2000; approximately $700,000 was from an increase in goodwill related to our investments in our subsidiaries; and the balance was primarily due to our increased investments in unconsolidated subsidiaries. During 2000, we converted loans totaling $55,256 to B-A-Champ.com, to an equity interest in that company; we also invested an additional $400,000, and we now own 51% and Fred E. Cooper, our CEO, owns 30%.

Related party receivables decreased by about $316,000 during 2000 due to scheduled repayments on related party debt.

Our current liabilities increased by $4.6 million from 1999 to 2000, from $6,792,504 as of December 31, 1999 to $11,394,556 as of December 31, 2000. The increase was primarily due to $2.4 million in debentures payable that we sold in December 2000, and a $1 million increase in our current portion of long-term debt; we also accrued $1.3 million for the remaining payments left on our class action settlement.

We incurred debentures payable of $2.4 million because we sold convertible subordinated debentures during 2000 to raise capital to fund operations. Accrued liabilities increased to $3,131,765 from $1,794,370 due to a $440,000 increase in accrued interest, a $653,000 decrease in accrued payroll, and a $1,529,000 increase in other accrued liabilities, which included the $1,300,000 balance due in July 2001 for our class action settlement.

We continued to fund operations mostly by selling our securities. During 2000, we raised approximately $29,900,000, including $4,275,000 from sales of preferred stock; $6,400,000 from sales of convertible debentures, and $18,604,650 from sales of stock in our public offering. During 1999, we raised approximately $30,816,000 from the sales of securities, including $810,000 from sales of our Series F preferred stock. During 1998 and 1999 we issued $10,720,000 and $29,020,000, respectively, of our subordinated convertible debentures. All of our debentures have one-year terms, minimum holding periods prior to conversion and mandatory conversion provisions. When those debentures were converted, we issued 280,134,590; 515,013,737; and 56,679,610 shares of stock, respectively during 1998, 1999 and 2000. During 1999 and 2000, we redeemed $4,130,000 and $5,850,000 in debentures - we still had the money from selling the debentures, and we used some to buy some debentures back so we wouldn't have to issue more stock.

As of December 31, 1998 and 2000, the conversion price of our outstanding debentures would have been approximately $.059 and $.0421 per share, respectively, based upon a formula that applies a discount to the average market price for the previous week and determined by the length of the holding period. As of December 31, 1998 and 2000, the number of shares to be issued upon conversion of all outstanding debentures was approximately 60.1 million and 57 million shares, respectively, which would have reflected discounts of approximately 23% and 20%, respectively. No debentures were outstanding as of December 31, 1999.

Due to our current limited sources of revenue, we will have to find additional financing that we'll use to finance development of, and to proceed to manufacture, our noninvasive glucose sensor and to complete the development of our other projects. We can't assure you that we'll be able to find that additional financing.

Our products are at various stages of development and we'll need more money to complete them. We may decide to discontinue any of our projects at any time if research and development efforts dictate that's the best thing to do.

We currently have commitments for capital leases on certain equipment and we'll have to commit to other capital leases so we can continue to develop and manufacture our products.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. We get money to fund our operations by selling securities - and we don't know if we'll be able to continue to raise enough money that way. Because we're not sure - and our auditors are not sure
- how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern. As of February 2001, we estimate that between the money we have and the money we can raise by selling stock, we'll be able to continue operations for at least a year, including continuing the research and development of our noninvasive glucose sensor, completion of the FDA approval process and marketing and manufacturing the device. We have a history of successful capital-raising efforts; since 1989, and through December 2000, we, along with Diasensor.com, have raised over $166,000,000 in private and public offerings alone.

In prior years, we met a portion of our short-term working capital needs through development contracts with other organizations and through manufacturing for other companies on a contractual basis. During 1997 and 1998, we received contracts by the Department of Veteran's Affairs Medical Center for Case Western Reserve University, Shriners Hospital - Philadelphia Unit, and Austin Hospital to manufacture FES products. Functional electrical stimulators, known as FES products, are implanted under the skin of patients who are disabled as a result of spinal cord injury, stroke, head injury or other neurological disorder. The FES uses low levels of electrical stimulation to activate nerves and muscles to assist the patient with grasping, arm movement or standing. Those contracts generated revenues of $584,026 in 1998. During 1998, the other parties canceled the orders and those contracts. As a result, we terminated FES project activities for the present, and we don't anticipate any additional material revenue from those activities in the future.

Given our expenses and the other factors we discussed, as compared to our sources of funds, we estimate that we will be able to meet our funding needs for at least a year from December 31, 2000. We make that estimate based in part because we are not aware of any extraordinary technological, regulatory or legal problems. If any of those problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise, we would have to reevaluate our position. We can't assure you that, despite our good-faith efforts, our estimates will be correct.

We think that our long-term liquidity needs will include working capital to fund manufacturing expenses for our products and continued research and development expenses for existing and
future projects.   If our projects are delayed, we will need more
money. We believe we will be able to continue selling our stock and other securities in order to raise funds, but we can't assure you we will be successful. If we can't raise enough money to fund our projects and operations, we will not be able to continue. We don't have any other sources of funds, such as bank lines of credit. We believe that, at some point, we will be able to sell our products to generate revenue, but we can't assure you when, or if, that will happen.

                         Results of Operations

The following seven paragraphs discuss the Results of Operations of our entire company based on our consolidated financial statements. We discuss our business segments at the end of this section.

Our sales and corresponding costs of products sold during the last year increased to $340,327 and $354,511, respectively in 2000 from $112,354 and $147,971 in 1999 and $1,145,968 and
$587,821 in 1998.   The changes from year to year were due to
fluctuations in sales of our various products. Our costs increased and decreased due to our overall increase and decrease in sales. The increase from 1999 to 2000 was due primarily to an increase in sales: a $191,000 increase in bioremediation sales and initial sales of our ThermoChem system. The decrease from 1998 to 1999 was primarily due to the loss of our FES contracts. We had sales of the Diasensor totaling $427,603 in 1998; $47,500 in 1999, and none in 2000, because we haven't been able to successfully sell the device in Europe. We're not sure why we were only able to sell a few sensors in 1999, and none in 2000. We've hired marketing consultants to help us figure out why, and to help us learn how to sell more. During 1998, 1999 and 2000, sales of $16,855; $31,060; and $20,068, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. Those sales increased because we were able to convince more doctors to use the product in 2000 than we were in 1999. We had minor sales totaling $3,496 and $2,028 of other biomedical products, primarily leftover parts from previous models of the Diasensor,
during 1999, and 2000.   Our other product sales increased.
Bioremediation product sales totaled $45,382 in 1998 and $26,693 during 1999, with an increase to $217,722 during 2000. We also had sales of our metal-coating products beginning in 1999 of $3,605, which increased to $40,593 in 2000. The increase was due to repeat customers who sent us more work once they were
satisfied with our earlier performance.   Until we have
significant sales, we can't predict any trends for future
revenues.    We had sales of $69,605 from our ThermoChem
hyperthermia system for the first time in 2000.

In 2000, 1999 and 1998, we received interest income in the amount of $589,529; $1,031,560; and $182,033 respectively. The fluctuations are due to the varying amounts of money - which came mostly from our securities sales - we had to invest. Our other income decreased to $5,547 in 2000 as compared to $52,897 in 1999 and $50,212 in 1998. The decrease was due to the loss of rental income.

Research and Development expenses during 2000 increased to $6,651,471 from $4,430,819 in 1999, a decrease from $6,340,676 in
1998. The increase from 1999 to 2000 was due to increased spending on our noninvasive glucose sensor project, and our hyperthermia project, made possible due to the availability of additional funds. We used those additional funds to replace scientists and engineers who left during 1998 when we had serious cash flow problems, and to work on future versions of the noninvasive glucose sensor. We also hired new personnel to work on ViaCirQ's hyperthermia project following the FDA approval in January 2000.

Selling, General and Administrative expenses increased to $21,407,472 in 2000 from $12,884,237 in 1999 and $10,673,265 in
1998. The increase from 1999 to 2000 was primarily due to the following factors: a $4.9 million increase in warrants granted by BICO and our subsidiaries; a $1.27 million increase in salaries; a $2.4 million decrease in commissions paid on our securities sales; a $1.16 million increase in legal fees; a $1.2 million increase in consulting fees; and a $1 million expense to reflect a write-off of inventory we couldn't sell. The increase from 1998 to 1999 was due primarily to the following factors: a $1.6 million increase in salaries; a $2.2 million increase in commissions paid on our securities sales; an $800,000 increase in consulting fees; and a $700,000 charge in 1998 for ViaCirQ manufacturing rights that was not incurred in any other year.

Beginning in 2000, we had a loss on unconsolidated subsidiaries of $158,183 that reflects our ownership share of the losses incurred by American Inter-Metallics, MicroIslet, Diabecore, and
Insight Data Link.

In 2000, we had an unusual item expense totaling $3,450,000 to settle our class action lawsuit. Even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. We paid $2,150,000 in 2000, and an additional $1,300,000 payment is due in July 2001 - we also included that amount as an accrued liability on our balance sheet.

During 1999, we reevaluated our investment in the metal-coating project and determined that an impairment charge of $5,060,951 was necessary in addition to a $39,716 write-down of goodwill.
We recognized these charges because we determined we would not be able to recover our investment. We had no similar charges in 1998 or 2000.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $3,062,500 of expense in connection with the issuance of our subordinated convertible debentures in 2000 compared to $7,228,296 in 1999 and $3,799,727 in 1998. The amount decreased primarily because we issued fewer debentures this year compared to last year.

Similarly, we recognized a beneficial conversion feature for our preferred stock during 2000. During 2000, we issued 452,000 shares of our Series F preferred stock. The preferred stock was convertible into our common stock at a discount of 25% after 120 days. Based on accounting rules, the value of the beneficial conversion feature of the preferred stock is calculated as the difference between the market price and the discounted price for the corresponding common stock on the date the preferred stock was purchased. The total discount of $1,883,333 or $.17 per preferred share was recognized as a constructive dividend on our
preferred stock during 2000.   We charged the $1,883,333 to
additional paid-in capital. We did not have any of these charges or constructive dividends during 1999 or 1998 because we had not yet issued our preferred stock.

During 1999 our subsidiary, Diasensor.com, extended warrants originally granted to certain officers, directors, employees and consultants. In addition, our subsidiary ViaCirQ also extended warrants in 2000. Because the exercise price of some of those warrants - $.25 to $3.50 for Diasensor.com and $.10 for ViaCirQ
- was lower than the market price of the common stock at the time of the extensions, $4,669,483 and $5,233,529 were charged to operations during 1999 and 2000, respectively. For more detailed information, you should read Note L to our financial statements.

Interest expense on our outstanding debt was $1,924,873 in 2000, compared to $1,373,404 in 1999 and $481,025 in 1998. The increase was due to an increase in capital leases and interest payments on our subordinated debentures.

In 2000, unrelated investors' interest in net loss of subsidiary increased to $280,997 from $24,164 in 1999, a decrease from $1,385,485 in 1998. Unrelated investors' interest is an entry on our statement of operations that is different from income or expense entries. It represents the total amount of our subsidiaries' losses that is allocated to other owners. When our subsidiaries lose money, we, as majority owner, have to take a charge for our share of those losses, but we are allowed to deduct the portion of the losses that are allocated to the other owners - called the unrelated investors. This means that the entry for the unrelated investors' share of the losses actually decreases our total net loss, because it gives us credit for the part of the loss allocated to the unrelated investors. The significant decrease from 1998 to 1999 is due to the declining net worth of Diasensor.com, our 52% owned subsidiary. In 1998, Diasensor.com's losses were less than the interest of its unrelated investors. Therefore, those unrelated investors shared in the losses to the extent of their ownership - 48%, and we were able to deduct their share of the loss, which was ($1,385,485). In 1999, Diasensor.com's losses were more than the interest of its unrelated investors, which was $24,164. Therefore, accounting rules require that we - as majority owner - take full responsibility for all of Diasensor.com's 1999 losses that exceeded that $24,164, and only deduct that small amount from our losses. There was no unrelated investors' interest in the net loss of Diasensor.com in 2000 due to the continued decline in the net worth of Diasensor.com. The increase from 1999 to 2000 is primarily due to the increased net worth of ViaCirQ, our 99%- owned subsidiary. In 1999 and 1998, ViaCirQ's losses exceeded the interest of unrelated investors and we - as majority owner
- were required to take full responsibility for ViaCirQ's losses. In 2000, ViaCirQ's net worth increased due to the conversion of debt to common stock. ViaCirQ's losses were less than the interest of its unrelated investors and those unrelated investors shared in the losses to the extent of their ownership of 1%. Therefore, we were able to deduct their share of ViaCirQ's loss, which was ($146,708). Our acquisitions also contributed to the increase from 1999 to 2000. Petrol Rem acquired a majority of INTCO and Tireless, and we acquired a majority of B-A-Champ.com. In 2000, the unrelated investors' interest in the net losses of INTCO, Tireless and B-A-Champ were $9,827, $52,729, and $71,733, respectively. There were no similar amounts in 1999 or 1998 because we didn't acquire them until 2000.

                       Segment Discussion

For purposes of accounting disclosure, we provide the following discussion regarding two business segments: Biomedical devices, which includes the operations of our Biocontrol Technology division, Diasensor.com, Inc., and ViaCirQ, Inc.; and Bioremediation, which includes the operations of Petrol Rem, Inc. More complete financial information on these segments is set forth in Note H to our accompanying financial statements.

Biomedical Device Segment. During the year ended December 31, 2000, sales to external customers decreased to $81,954 from $82,056 in 1999, a decrease from $1,028,484 in 1998. The overall decrease was primarily due to sales of the functional electrical stimulators, which have been discontinued. Corresponding fluctuations in costs of products goods sold occurred for the same reason, from $483,388 in 1998 to $133,288 in 1999 and
$47,862 in 2000.

Bioremediation Segment. During the year ended December 31, 2000, sales to external customers increased to $217,722 as compared to
$26,693 in 1999 and $45,382 in 1998.   The increase from 1999 to
2000 was due to our increased efforts to effectively penetrate the market with products other than the BioSok. The reasons for the decline from 1998 to 1999 are as follows: due to cash flow problems in 1998, Petrol Rem stopped funding its sales efforts and lost employees. In 1999, Petrol Rem restructured its management, operations and pricing structure - during that time, sales efforts slowed until the new management and funding was in place. Costs of products sold fluctuated due to the same factors that impacted sales, from $33,061 in 1998 to $14,683 in 1999 and to $179,446 in 2000.

                         Income Taxes

Due to our net operating loss carried forward from previous years and our current year losses, no federal or state income taxes were required to be paid for the years 1987 through 2000. As of December 31, 2000, we and our subsidiaries, except for Diasensor.com and Petrol Rem, had available net operating loss carry forwards for federal income tax purposes of approximately $132,500,000, which expire during the years 2001 through 2021.

               Supplemental Financial Information

During early 2001, we made investments in unconsolidated subsidiaries. In January and February, we invested an additional $110,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $920,000. We made this investment because our management believes it will generate revenue.

Our subsidiary, Diasensor.com, Inc. also made investments in unconsolidated subsidiaries. In January 2000, Diasensor.com invested an additional $250,000 in MicroIslet, Inc. Diasensor.com now owns a total of 17.5% of MicroIslet, and has invested a total of $1,250,000. Diasensor.com also invested an additional $293,951 in Diabecore Medical, Inc. Diasensor.com now owns 27% of Diabecore and has invested a total of $970,874. Diasensor.com made these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to its own diabetes research and development projects.

From January through February 2001, we raised net funds aggregating approximately $3,890,659 by selling our convertible debentures. The subordinated convertible debentures are not secured by any assets, and are subordinate to corporate debt, except for related-party debt. The debentures are convertible beginning 90 days from issuance. They can be converted to common stock at a price that is determined by computing 80% of the average closing bid price for the four days prior to and the day of conversion - or a 20% discount to a five-day average trading price. There is no minimum conversion price.

In February, we entered into an agreement with David L. Purdy in connection with his resignation from our affiliates and us. The agreement required us to pay Mr. Purdy an aggregate of $912,727 plus $100,000 to be placed in an escrow account for his future attorney's fees. The agreement contains confidentiality and release provisions for both Mr. Purdy and us.

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-32 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Effective August 24, 2000, upon a determination by the board of directors, we engaged Goff Backa Alfera & Company, LLC as our independent auditors and accountants to replace Thompson Dugan,
P.C.   Goff Backa Alfera & Company, LLC also serves as the
independent auditors and accountants for Diasensor.com, replacing Thompson Dugan, P.C. Neither company had any disagreements with Thompson Dugan, P.C. or Goff Backa Alfera & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of December 31, 2000 were as follows:

   Name              Age        Director            Position
                                Since

Fred E. Cooper       54         1989            Chief Executive Officer,
                                                Executive Vice President,
                                                Director

Anthony J. Feola     52         1990            Senior Vice President,
                                                Director

Michael P. Thompson  50                         Chief Financial Officer

Glenn Keeling        49         1991            Vice President, Director

Stan Cottrell        57         1998            Director

Paul W. Stagg        53         1998            Director


FRED E. COOPER, 54, is our chief executive officer, executive vice president and a director; he devotes approximately 60% of his time to BICO, and 40% to Diasensor.com. Prior to joining us, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, where he was the executive vice president until
he left in August 1990.   Our board of directors appointed him
chief executive officer in January 1990. He is also an officer and director of Diasensor.com and a director of Petrol Rem and Coraflex.

ANTHONY J. FEOLA, 52, rejoined BICO as our senior vice president in April 1994, after serving as Diasensor.com's vice president of marketing and sales from January 1992 until April 1994. Prior to January 1992, he was our vice president of marketing and sales. Prior to joining us in November 1989, Mr. Feola was vice president and chief operating officer with Gateway Broadcasting in Pittsburgh in 1989, and national sales manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director in February 1990, and also serves as a director of Diasensor.com, Coraflex, and Petrol Rem.

MICHAEL P. THOMPSON, 50, joined BICO as our interim chief financial officer in August 2000, and was elected our chief financial officer by our board of directors in January 2001. Prior to joining us, he was a partner in Thompson Dugan, P.C., the CPA firm that served as our outside auditors until August, when Mr. Thompson joined us as interim CFO. He has been a CPA for over 25 years.

GLENN KEELING, 49, joined our board of directors in April 1991. Mr. Keeling currently is a full-time employee of BICO in the position of vice president of marketing; his primary responsibilities are to manage our ViaCirQ operations. From 1976 through 1991, he was a vice president in charge of new business development at Equitable Financial Management, Inc., a regional equipment lessor. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also president and a director of ViaCirQ.

STAN COTTRELL, 57, was appointed to our board of directors in 1998. Mr. Cottrell is the chairman and founder of Cottrell Associates International, Inc., which provides international business development, brokerage, specialty marketing and promotional services. He is a former director of marketing for Inhalation Therapy Services and was employed by Boehringer Ingelheim, Ltd. as a national product manager. Mr. Cottrell is a world ultra-distance runner and the author of several books.

PAUL W. STAGG, 53, was appointed to our board of directors in 1998. Mr. Stagg is the owner of P.C. Stagg, LLC. Prior to his current position, he was the marketing manager for the Wholesale Division of First Financial Resources, Inc., where he was responsible for marketing, underwriting, sorting and coordination various types of financing for institutional investors. Prior to his current position, he was district distributor of marketing for Ginger Mae, a division of United Companies of Baton Rouge, LA.

Item 405 of Regulation S-K requires us to make disclosures regarding timely filings required by Section 16(a) of the Securities and Exchange Act. Based solely on our review of copies of forms received and written representations from certain reporting persons, we believe that all of our officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.

Item 11.  Executive Compensation

The following table contains information on our executive officer's annual and long-term compensation for their services to us in all capacities for the years ended December 31, 2000, 1999 and 1998. The executive officers included are those people who, as of December 31, 2000, were: our chief executive officer, and our other most highly compensated executive officers who were paid more than $100,000. In addition, we included information regarding David L. Purdy, who was an executive officer and director until June 2000, and the president of our Biocontrol Technology division during 2000. In November 2000, Mr. Purdy resigned effective February 2001.

                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation              | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                              |   Awards
Name and                                      | Securities
Principal                    Bonus($)  Other  | Underlying  (4) All other
Position      Year  Salary($)  (2)     ($)(3) | Warrants(#)  Compensation
==============================================================================
David L.                                      |
Purdy (5)     2000  $646,795  $200,000     $0 |           *          $0
              1999  $450,000  $0           $0 |   4,000,000(4)       $0
              1998  $166,802  $0           $0 |           0          $0
------------------------------------------------------------------------------
Fred E.       2000  $939,000  $383,746(8)  $0 |           *          $0
Cooper,       1999  $821,242  $200,000     $0 |   4,000,000(4)       $0
CEO (7)       1998  $556,173  $0           $0 |           0          $0
------------------------------------------------------------------------------
Anthony J.    2000  $633,850  $268,190(10) $0 |           *          $0
Feola , Sr.   1999  $500,886  $0           $0 |   2,000,000(4)       $0
Vice Pres.(9) 1998  $326,912  $0           $0 |           0          $0
------------------------------------------------------------------------------
Glenn         2000  $500,000  $93,190(12)  $0 |           *          $0
Keeling, VP   1999  $302,083  $0           $0 |   2,000,000(4)       $0
(11)          1998  $180,003  $0           $0 |           0          $0
------------------------------------------------------------------------------
Michael P.    2000  $103,243  $0           $0 |   1,000,000(4)       $0
Thompson,
Chief Financial
Officer (13)


(1) We do not currently have a Long-Term Incentive Plan, and no payouts were made under to any LTIP during the years 2000, 1999 or 1998. We issued warrants during 1999 and 2000, which we also discuss in Note 3. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) The amounts shown include both cash bonuses and dollar amounts reflecting stock bonuses. The footnotes that follow break down the total amount for each executive officer. The dollar amount shown for stock bonuses equals the number of shares of stock granted multiplied by the stock price on the grant date. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the shares based on short-swing profit or other restrictions.

(3) During the year ended December 31, 2000, the executive officers received medical benefits under our group insurance policy, including disability and life insurance benefits. The total combined amount of all those benefits was less than 10% of the total annual salary and bonus reported for each executive officer.

(4) During 2000, we issued warrants to Michael P. Thompson, our new chief financial officer. We granted the warrants on August 28, 2000 that give him the right to purchase 1 million shares of our common stock at $.125 per share, which was the market price on the grant date, until August 28,
     2005.   During 1999, we issued warrants to the executive
     officers listed. All of the warrants were issued on April 28, 1999 at $.129 per share, which was the market price on
     the date of the warrant grant.   For more detailed
     information, please refer to the "Option/Warrant/SAR Grants in Last Fiscal Year" table, below.

 (5) In 2000, we paid Mr. Purdy $196,795 by BICO and $450,000 by Diasensor.com. In 1999, he was paid $183,333 by BICO and $266,667 by Diasensor.com. In 1998, he was paid $66,802 by BICO and $100,000 by Diasensor.com. All amounts are included in the table above. Mr. Purdy is paid by BICO based on his employment agreement. Diasensor.com paid Mr. Purdy based on its board of director's decisions for services performed on its behalf. In June 2000, Mr. Purdy resigned as a BICO director and executive officer and became the president of our Biocontrol Technology division. In November 2000, he resigned from that position effective February 2001.

(6) In 2000, we paid Mr. Purdy a cash bonus of $200,000 from BICO.

(7)  In 2000, we paid Mr. Cooper $250,000 by BICO; $497,000 by
     Diasensor.com; and $96,000 each by Petrol Rem and ViaCirQ. Part of his salary from 1998 was deferred and paid in 1999, and all amounts are included in the table above. In 1999, he was paid $272,617 by BICO; $340,625 by Diasensor.com and $104,000 each by Petrol Rem and IDT, which is now ViaCirQ. In 1998, in addition to his BICO salary of $250,000, Diasensor.com paid him $150,000 and Petrol Rem and IDT, which is now ViaCirQ, paid him $96,000. All amounts are included in the table above. Mr. Cooper is paid by BICO based on his employment agreement. Amounts paid to Mr. Cooper by Diasensor.com, Petrol Rem and ViaCirQ are determined by the boards of directors of those companies based upon services performed on their behalf.

(8) In 2000, we paid Mr. Cooper a cash bonus of $200,000 from BICO. In addition, we gave him a stock bonus of 1 million shares of our common stock. We determined the value of his stock bonus, $183,746, using the stock price on the date of the bonus, even though he hasn't sold the stock.

(9) In 2000, we paid Mr. Feola $408,850 by BICO and $225,000 by Diasensor.com. Part of his salary from 1998 was deferred and paid in 1999, and all amounts are included in the table above. In 1999, Mr. Feola was paid $425,886 by BICO and $75,000 by Diasensor.com. All amounts are included in the table above. Mr. Feola is paid by BICO based on his employment agreement. Diasensor.com paid Mr. Feola based on its board of director's decisions for services performed on its behalf.

(10) In 2000, we paid Mr. Feola a cash bonus of $175,000 by BICO. In addition, we gave him a stock bonus of 500,000 shares of our common stock. We determined the value of his stock bonus, $93,190, using the stock price on the date of the bonus, even though he hasn't sold the stock.

(11) We pay Mr. Keeling based on his employment agreement. In
     2000, 50% of his salary was allocated to ViaCirQ. In 1999, 87% of his salary was allocated to IDT, now ViaCirQ, based upon the time he devoted to its operations.

(12) In 2000, we gave Mr. Keeling a stock bonus of 500,000 shares of our common stock. We determined the value of his stock bonus using the stock price on the date of the bonus, even though he hasn't sold the stock.

(13) Mr. Thompson was appointed our interim chief financial officer when he joined us in August 2000. We pay him based on his employment agreement.

          Option/Warrant/SAR Grants in Last Fiscal Year


                                                    POTENTIAL REALIZED
                                                     VALUE AT ASSUMED
                                                      ANNUAL RATES OF
                                                           STOCK
INDIVIDUAL GRANTS (1)                               PRICE APPRECIATION
                                                            FOR
                                                      OPTION TERM (3)

                 Number of  Percent of
                 Securities of  Total
                 Underlying Options/SAR's Exercise
                 Options/   Granted to    or      Expiration
                 SAR's      Employees in  Base    Date     5%($)   10%($)  0%($)
   Name          Granted    Fiscal Year   Price
                   (#)         (2)        ($/Sh)


Michael P.
Thompson       1,000,000      100%        $0.125   8/28/05 $159,000 $201,000 $0



(1) The warrants in this table were granted during 2000. The warrants granted the executive officer the right to purchase the number of shares of common stock shown in the table at a price of $0.125 per share for five years.

(2) For purposes of calculating this percentage, the total number of warrants granted to employees during 2000 was 1,000,000.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of 2000 and the fair value of our common stock price from the date of the grant until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed under to the rules adopted by the SEC and do not reflect actual historical or projected rates of appreciation of our common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth, which are the expiration dates for the warrants, assuming the values set forth, which are the closing bid price on the date of the grant as reported by the electronic bulletin board:

          STOCK PRICE ON    EXPIRATION
          DATE OF GRANT        DATE           5%         10%

          08/28/00: $0.125   08/28/05       $0.159      $0.201

     The foregoing values do not reflect appreciation actually realized by executive officers. For more information on the warrants, review the next table.


     AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
     AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                              Number of       Value of
                              Securities      Unexercised
                              Underlying      In-the-Money
                              Unexercised     Options/SARs
                              Options/SARs    at
          Shares              at              12/31/00 ($)
          Acquired            12/31/00 (#)
  Name    On        Value     Exercisable/    Exercisable/
          Exercise  Realized  Unexerciseable  Unexercisable
          (#) (1)   ($)(2)     (3)            (4)


David L.      0     $   0      3,767,200     $    0
Purdy                              (5)            (10)

Fred E.       0     $   0      4,300,000     $    0
Cooper                             (6)            (10)

Anthony       0     $   0      2,550,000     $    0
J. Feola                           (7)            (10)

Glenn         0     $   0      2,100,000     $    0
Keeling                            (8)            (10)

Michael P.    0     $   0      1,000,000     $    0
Thompson                           (9)            (10)
__________________

(1) This figure represents the number of shares of common stock acquired by each executive officer upon the exercise of warrants. None of the executive officers exercised warrants during 2000.

(2) The value realized of the warrants exercised is computed by determining the difference between the market value of our common stock on the exercise date minus the exercise price of the warrant.

(3) All warrants held by the executive officers are currently exercisable.

(4) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from the closing sales price of our common stock on the last trading day of December 2000 as reported by the electronic bulletin board, which was $.049.

(5) Includes warrants to purchase: 187,200 shares of common stock at $.25 per share until April 24, 2001;
     500,000 shares of common stock at $.25 per share until May 1, 2001; 80,000 shares of common stock at $.33 per share until June 29, 2003; and 3,000,000 shares of common stock at $.129 per share until April 28, 2004.

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

(9) Includes warrants to purchase 1,000,000 shares of common stock at $.125 per share until August 28, 2005.

(10) Because the market price as of the last trading day of December 2000 was less than the exercise price of the warrants, none of the warrants were in the money.


Employment Agreements

We have employment agreements with our executive officers, Fred E. Cooper, Anthony J. Feola and Glenn Keeling effective November 1, 1994, and Michael P. Thompson effective August 16, 2000. Under those agreements, they are currently entitled to receive annual salaries of $400,000, $558,850, $250,000 and $300,000 respectively, which are subject to
review and adjustment.   The initial term of the agreements
with Mr. Cooper was renewed in October 1999 for an additional three-year term, which will automatically renew for additional three-year terms unless one of the parties gives proper notice of non-renewal; in November 2000, Mr. Purdy resigned effective February 2001. The initial term of the agreements with Messrs. Feola and Keeling was renewed in October 1999 for an additional two-year term, which will automatically renew for additional two-year terms unless one of the parties gives proper notice of non-renewal. The initial term of Mr. Thompson's agreement will expire on August 31, 2005 and will also automatically renew for additional two-year periods unless one of the parties gives proper notice of non-renewal. The agreements also provide that in the event of a "change of control", we are required to issue the following shares of common stock, represented by a percentage of our total outstanding shares of common stock immediately after the change in control: 5% to Mr. Cooper; 4% to Mr. Feola; 3% to Mr. Keeling; and 2% to Mr. Thompson. In general, a change of control would occur for purposes of the agreements if: 20% or more of our outstanding voting stock is acquired by any person; if 1/3 or more of our directors are not continuing directors, as defined in the agreement; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934.

In addition, if there is a change in control during the term of the agreements, or within one year afterwards, Messrs. Cooper, Feola, Keeling and Thompson are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. We are also required to continue medical insurance coverage for Messrs. Cooper, Feola, Keeling and Thompson and their families during those periods. Those severance payments will terminate in the event of the employee's death.

In the event that Mr. Cooper becomes disabled, as defined in his agreements, he will be entitled to the following payments, in lieu of salary. The disability payments would be reduced by any amount paid directly to him under a disability insurance policy if we provided one: 100% of his most recent annual salary for the first three years; and 70% of his most recent salary for the next two years. In the event that either Mr. Feola, Mr. Keeling or Mr. Thompson becomes disabled, as defined in their agreements, he will be entitled to similar payments: 100% of his most recent annual salary for the first year; and 70% of his most recent salary for the second year.

Under the employment agreements, Messrs. Cooper, Feola,
Keeling and Thompson are required to protect our confidential information during the term of the agreements and they are restricted from competing with us for a period of one year in specified states following the expiration or termination of the agreements.

In addition to the employment agreements we just described, we have employment agreements with two of our non-executive officer employees effective November 1, 1994. The terms of such agreements are similar to those described for Messrs. Feola and Keeling above, with the following amendments: the term of one agreement is from November 1, 1994 through October 31, 2002, and is renewable for successive two-year terms; the term of the other agreement was renewed for an additional two-year term in October 1999, and will automatically renew for additional two-year terms unless one of the parties terminates the agreement. In the event of a change in control, we are required to issue both employees shares of common stock equal to 2% of our outstanding shares of common stock immediately after the change in control.

Purdy Agreement

In February 2001, we entered into an agreement with David L. Purdy in connection with his resignation from our affiliates and us. The agreement required us to pay Mr. Purdy an aggregate of $912,727 plus $100,000 to be placed in an escrow account for his future attorney's fees. The agreement contains confidentiality and release provisions for both Mr. Purdy and us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 2000 with respect to each person who we know is beneficial owner of more than 5% of the outstanding common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.

As of December 31, 2000, we had 1,383,704,167 shares of our common stock outstanding. The table below shows the common stock currently owned by each person or group, including common stock underlying warrants, all of which are currently exercisable, as of December 31, 2000. The left-hand column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 2000, which would be owned by each named person or group if they exercised of all of their warrants, together with common stock they currently owned. An asterisk - * - means less than 1%. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

Name and                 Amount and      Percent of Beneficial
Address of               Nature of       Ownership of
Beneficial               Beneficial      Total Outstanding
Owner                    Ownership (1)   Common Stock (2)

David L. Purdy (3)       4,167,340 (4)   *
Box 121A R.D. #2
Marion Center, PA  15759

Fred E. Cooper           6,076,200 (5)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA  15220

Stan Cottrell              350,000 (6)   *
4619 Westhampton Drive
Tucker, GA 30084

Anthony J. Feola         3,404,000 (7)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Glenn Keeling            2,738,500 (8)   *
2275 Swallow Hill Road
Building 2500,2nd Floor
Pittsburgh, PA 15220

Paul Stagg                 370,000 (9)   *
168 LaLanne Road
Madisonville, LA 70447

Michael P. Thompson      1,000,000(10)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

All directors           18,106,040(11)   1.3%
and executive
officers as a
group (7 people)

(1) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(2) Represents total number of shares of common stock owned by each person, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 2000. For individual computation purposes, the total number of shares of common stock outstanding as of December 31, 2000 has been increased by the number of additional shares which would be outstanding if the person or group exercised all outstanding warrants.

(3) Does not include shares held by Mr. Purdy's adult
children.   Mr. Purdy disclaims any beneficial interest to
shares held by members of his family.  In November 2000, Mr.
Purdy resigned effective February 2001.

(4) Includes currently exercisable warrants to purchase the following: 187,200 shares of common stock at $.25 per share until April 24, 2001; 80,000 shares of common stock at $.33 per share until June 29, 2003; 500,000 shares of common stock at $.25 per share until May 1, 2001; and 3,000,000 shares of common stock at $.129 per share until April 28, 2004.

(5) Includes currently exercisable warrants to purchase the following: 300,000 shares of common stock at $.25 per share until May 1, 2001; and 4,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr.
Cooper is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(6) Includes currently exercisable warrants to purchase
250,000 shares of common stock at $.129 per share until April 28, 2004.

(7) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.25 per share until November 26, 2003; 100,000 shares of common stock at $.25 per share until May 1, 2001; 350,000 shares of common stock at $.50 per share until October 11, 2002; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr. Feola is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(8) Includes currently exercisable warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2001; and 2,000,000 shares of common stock at $.129 per share until April 28, 2004. In addition, Mr. Keeling is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(9) Includes currently exercisable warrants to purchase
20,000 shares of common stock at $.06 per share until April
27, 2003; and 250,000 shares of common stock at $.129 per share until April 28, 2004.

(10) Includes currently exercisable warrants to purchase
1,000,000 shares of common stock at $.125 per share until August 28, 2005. In addition, Mr. Thompson is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(11) Includes shares of common stock available under currently exercisable warrants to purchase an aggregate of as set forth above.

Item 13.  Certain Relationships and Related Transactions

We share common officers and directors with our subsidiaries. In addition, BICO and Diasensor.com have entered into several intercompany agreements including a purchase agreement, a research and development agreement and a manufacturing agreement, which we describe later in this section. Our management believes that it was in our best interest to enter into those agreements and that the transactions were based upon terms as fair as those which may have been available in comparable transactions with third parties. However, we did not hire any unaffiliated third party to determine independently the fairness of those transactions. Our policy concerning related party transactions requires the approval of a majority of the disinterested directors of both the corporations involved, if applicable.

Employment Relationships

Our board of directors approved employment agreements on November 1, 1994 for its officers, David L. Purdy, Fred E. Cooper, Anthony J. Feola and Glenn Keeling, and approved an employment agreement for Michael P. Thompson in August 2000. We discuss those agreements in the executive compensation section.

David L. Purdy, the president, treasurer and a director of BICO until June 2000, was a director of Diasensor.com, and the chairman and chief scientist of Diasensor.com. In June 2000, he resigned his positions with BICO in order to head up our Biocontrol Technology division and devote all of his efforts to our noninvasive glucose sensor project. In November 2000 he resigned from his other positions with BICO
and Diasensor.com effective February 2001.   Fred E. Cooper,
chief executive officer, executive vice president and a director, is a director of Diasensor.com, and Petrol Rem.
He is also the president of Diasensor.com. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasensor.com. Anthony J. Feola, senior vice president and a director, is also a director of Diasensor.com, and Petrol Rem. Glenn Keeling is a vice president and a director.
Mr. Keeling is also the president and a director of ViaCirQ,
formerly IDT.   Michael P. Thompson is our new chief
financial officer. He is also the chief financial officer for Diasensor.com, and Petrol Rem.

Property

Two of our current executive officers and/or directors and three former directors are members of the nine-member 300 Indian Springs Road Real Estate Partnership that in July 1990 purchased our real estate in Indiana, Pennsylvania. Each member of the partnership personally guaranteed the payment of lease obligations to the bank providing the
funding.   The five members of the partnership who are also
current or former officers and/or directors of BICO, David
L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and
C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of our common stock at an exercise price of $.33 per share until June 29, 1995. Those warrants still outstanding as of the original expiration date were
extended until June 29, 2001.   Mr. Purdy, who was a
director and executive officer at the time of the transaction, resigned from our board of directors on June 1, 2000, and resigned as an officer in November 2000, effective February 2001. Mr. Adkins, who was a director at the time of the transaction, resigned from our board of directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined our board of directors on
May 3, 1991.   Mr. Onorato, who was not a director at the
time of the transaction, was a BICO director from September
1992 until April 1994.

Like all our warrants, the warrants issued to the members of 300 Indian Springs Road Real Estate Partnership had exercise prices equal to or above the current quoted market price of our common stock on the date of issuance.

Warrants

This section discusses the warrants we granted to our executive officers and directors from 1998 through 2000. We recognize warrants granted based upon the minimum value method. Under this method, the warrants are valued by comparing the current market price of our common stock to the present value of the warrants' exercise price. Our policy is to set exercise prices for our warrants that is equal to or above the current quoted market price of our stock on the date issued.

On April 28, 1999, we granted warrants to purchase our common stock at $.129 per share until April 28, 2004 in the following amounts: 4,000,000 to Fred E. Cooper, our chief executive officer and a director; 2,000,000 to Anthony J. Feola, our senior vice president and a director; 2,000,000 to Glenn Keeling, our vice president and a director;
4,000,000 to David L. Purdy, our chairman and a director; 250,000 to Stan Cottrell, our director; and 250,000 to Paul Stagg, a director. The exercise price of $.129 per share was equal to the market price on April 28, 1999.

On August 28, 2000, we granted warrants to purchase 1,000,000 shares of our common stock at $.125 per share until August 28, 2005 to Michael P. Thompson, our chief financial officer. The exercise price of $.125 per share was equal to the market price on August 28, 2000.

Loans

In 1999, we consolidated all of Fred E. Cooper's outstanding loans from us, including accrued interest, into one loan in the amount of $777,399.80 at 8% interest. Mr. Cooper began
repaying the loans in May of 1999.   The loan balance as of
January 31, 2001 was $710,864. Our board of directors - with Mr. Cooper abstaining - approved these loans because they were for a good business purpose. The business purposes were: to provide Mr. Cooper with funds during his initial years with BICO, when he waived a salary; and to refinance loans secured by BICO stock, so the stock wouldn't have to be sold. We believe that if Mr. Cooper had been forced to sell his stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message. In addition, Mr. Cooper owns 30% of a corporation called B-A-Champ.com, an internet company. During 1999 and 2000, we loaned B-A-Champ.com an aggregate of $55,256 at 6% interest. In 2000, we converted that outstanding loan to common stock and invested an additional $400,000, - we now own 4,789,291 shares of stock, resulting in BICO's total ownership of 51% ownership of B-A-Champ.com. The business purpose of the loan and the conversion was that we received an equity interest in that company, which expects to generate revenues.

In 1999, we consolidated all of Anthony J. Feola's outstanding loans from us, including accrued interest, into one loan in the amount of $259,476.82 at 8% interest. Mr.
Feola began repaying the loans in May of 1999. The loan balance as of January 31, 2001 was $219,758. Our board of directors approved these loans - with Mr. Feola abstaining
- because they were for a good business purpose. The business purpose was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold. We believe that if Mr. Feola had been forced to sell his stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message.

In 1999, we consolidated all of Glenn Keeling's outstanding loans from us, including accrued interest, into one loan in the amount of $296,358.07 at 8% interest. Mr. Keeling began
repaying the loans in May of 1999.   The loan balance as of
January 31, 2001 was $235,804. Our board of directors approved these loans - with Mr. Keeling abstaining - because they were for a good business purpose. The business purpose was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold. We believe that if Mr. Keeling had been forced to sell his stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message.

In September 1995, we granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus 1%. Interest and principal payments have been made on the note, and as of January 31, 2001, the balance was $77,723. Our board of directors approved this loan because of its business purpose
- in return for granting the loan, we received an option to purchase a franchise owned by Joseph Kondisko, a former director of Diasensor.com, is a principal owner of Allegheny Food Services. The franchise generates revenue, which is why we made the investment - until our products begin to generate significant revenues; we investigate other ways to generate revenue to fund our operations. We have not exercised the option, which has an exercise price of $200,000, but it remains valid until 2005.

All future loans to officers, directors and their affiliates will also be made only after board approval, and for good business purposes.

Intercompany Agreements

Our management believes that the agreements between BICO and Diasensor.com, which are summarized below, were based upon terms, which were as favorable as those that may have been available in comparable transactions with third parties. However, we did not retain any unaffiliated third party to determine independently the fairness of such transactions.

License and Marketing Agreement. Diasensor.com acquired the exclusive marketing rights for the noninvasive glucose sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of Diasensor.com's common stock. That agreement was canceled through a cancellation agreement dated November 18, 1991, and superseded by a purchase agreement dated November 18, 1991. The cancellation agreement provides that BICO will retain the 8,000,000 shares of Diasensor.com common stock, which BICO received under the license and marketing agreement.

Purchase agreement. BICO and Diasensor.com entered into a purchase agreement dated November 18, 1991 whereby BICO gave Diasensor.com its entire right, title and interest in the noninvasive glucose sensor and its development, including its extensive knowledge, technology and proprietary information. Those transfers included BICO's patent received in December 1991.

In consideration of the conveyance of its entire right in the noninvasive glucose sensor and its development, BICO received $2,000,000. In addition, Diasensor.com may try, at its own expense, to obtain patents on other inventions relating to the noninvasive glucose sensor. Diasensor.com also guaranteed BICO the right to use that patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasensor.com executed an amendment to the purchase agreement, which clarified terms of the purchase agreement. The amendment defines sensors to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasensor.com in connection with any sales by BICO of its proposed closed-loop system.

Research and Development Agreement. Diasensor.com and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the noninvasive glucose sensor. Under the agreement, BICO will continue the development of the noninvasive glucose sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the noninvasive glucose sensor. BICO will also manufacture the models of the noninvasive glucose sensor to be delivered to Diasensor.com for sale under the terms of a manufacturing agreement. Upon the delivery of the completed models, the research and development phase of the noninvasive glucose sensor will be deemed complete.

Diasensor.com agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the noninvasive glucose sensor, and for the development of other related products. In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals of amounts due and payments under to the research and development agreement pending the FDA's review.

Manufacturing Agreement. BICO and Diasensor.com entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the noninvasive glucose sensor and other related products. Diasensor.com will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original manufacturing agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods, including actual or 275% of overhead, whichever is lower, plus a fee of 30% of cost of goods. In July 1994, the formula was amended to be as follows: costs of goods sold was defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead + a fee equal to one third of the difference between the cost of goods sold and Diasensor.com's sales price of each sensor. Diasensor.com's sales price of each sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasensor.com for each sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasensor.com's written approval. The term of the agreement is fifteen years.


Item  14.   Exhibits,  Financial  Statement  Schedules,  and
             Reports on Form 8-K

(a)  1.   Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

     Financial Statements                                       Page

     Report of Independent Certified Public Accountants
     Goff Backa Alfera & Company, LLC                           F-1

     Consolidated Balance Sheets
     December 31, 2000 and 1999                                 F-2

     Consolidated Statements of Operations
     for the years ended December 31, 2000, 1999 and 1998       F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998       F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 2000, 1999 and 1998       F-6

     Notes to Consolidated Financial Statements
     December 31, 2000, 1999 and 1998                           F-8

     2.   Exhibits:

(b)    Reports on Form 8-K

       The  Company  filed a Form 8-K report on  November  16,
       2000, for the event dated November 7, 2000.   The items
       listed  were  Item  5,  Other Events;  and  Item  7(c),
       Exhibits.

       The  Company  filed a Form 8-K report on  November  16,
       2000, for the event dated November 16, 2000. The items listed were Item 5, Other Events; and Item 7(c),
       Exhibits.

       The  Company  filed a Form 8-K report on  November  27,
       2000, for the event dated November 22, 2000. The item listed was Item 5, Other Events.

       The  Company  filed a Form 8-K report on  November  27,
       2000, for the event dated November 22, 2000. The items listed were Item 5, Other Events; and Item 7(c),
       Exhibits.

       The  Company  filed a Form 8-K report  on  January  24,
       2001, for the event dated January 22, 2001. The items listed were Item 5, Other Events; and Item 7(c),
       Exhibits.

       The Company filed a Form 8-K report on February 5, 2001 for the event dated February 2, 2001. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

(c)    Exhibits Required by Item 601 of Regulation S-K

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. Except as otherwise noted, all exhibits are incorporated by reference from exhibits to Form S-1 (Registration #33-55200) filed December 1, 1992 or from exhibits to Form 10-K filings prior to or subsequent to that date.

3.1(4)  Articles of Incorporation as filed March 20, 1972

3.2(4)  Amendment to Articles filed May 8,1972

3.3(4)  Restated Articles filed June 19,1975

3.4(4)  Amendment to Articles filed February 4,1980

3.5(4)  Amendment to Articles filed March 17,1981

3.6(4)  Amendment to Articles filed January 27,1982

3.7(4)  Amendment to Articles filed November 22,1982

3.8(4)  Amendment to Articles filed October 30,1985

3.9(4)  Amendment to Articles filed October 30,1986

3.10(4) By-Laws

3.11(5) Amendment to Articles filed December 28,1992

3.12(8) Amendment to Articles filed February 7, 2000

3.13    Amendment to Articles filed June 14, 2000

10.1(1) Manufacturing Agreement

10.2(1) Research and Development Agreement

10.3(1) Termination Agreement

10.4(1) Purchase Agreement

10.5(2) Sublicensing Agreement and Amendments

10.6(3) Lease Agreement with 300 Indian Springs Partnership

10.7(4) Lease Agreement with Indiana County

10.8(5) First Amendment to Purchase Agreement dated December
        8, 1992

10.9(6) Fred E. Cooper Employment Agreement dated November
        1, 1994

10.10(6) David L. Purdy Employment Agreement dated November
         1, 1994

10.11(6) Anthony J. Feola Employment Agreement dated
         November 1, 1994

10.12(6) Glenn Keeling Employment Agreement dated November
         1, 1994

10.13(9) David L. Purdy resignation as a director letter dated June 1, 2000

10.14    Michael P. Thompson Employment Agreement dated August
         16, 2000

16.1(7)  Disclosure and Letter Regarding Change in Certifying
         Accountants dated January 25, 1995

16.2(10) Disclosure and Letter Regarding Change in
         Certifying Accountants dated August 24, 2000


   (1) Incorporated by reference from Exhibit with this title filed with BICO's Form 10-K for the year ended
       December 31, 1991

   (2) Incorporated by reference from Exhibit with this title to Form 8-K dated May 3, 1991

   (3) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 1990

   (4) Incorporated by reference from Exhibits with this title to Registration Statement on Form S-1 filed on December 1, 1992

   (5) Incorporated by reference from Exhibits with this title to Amendment No. 1 to Registration Statement on Form S-1 filed on February 8, 1993

   (6) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 1994

   (7) Incorporated by reference from Exhibit with this title to Form 8-K dated January 25, 1995

   (8) Incorporated by reference from Exhibit with this title to Form 10-K dated March 27, 2000

   (9) Incorporated by reference from Exhibit with this title to Form 8-K dated June 2, 2000

   (10)Incorporated by reference from Exhibit with this title to Form 8-K filed August 24, 2000

Conformed Copy
                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2001.

                                   BICO, INC.


                                   /s/ Fred E. Cooper
                                   By: Fred E. Cooper
                                   CEO,  principal executive
                                   officer and director


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                   Title                         Date


/s/ Anthony J. Feola        Senior Vice President,        February 27, 2001
Anthony J. Feola            Director


/s/ Michael P. Thompson     Chief Financial Officer,      February 27, 2001
Michael P. Thompson         principal financial officer,
                            principal accounting officer

/s/ Glenn Keeling           Director                      February 27, 2001
Glenn Keeling


/s/ Stan Cottrell           Director                      February 27, 2001
Stan Cottrell

/s/ Paul W. Stagg           Director                      February 27, 2001
Paul W. Stagg




               Goff Backa Alfera & Company, LLC

                  CERTIFIED PUBLIC ACCOUNTANTS

                     3325 Saw Mill Run Blvd.
                         Pittsburgh, Pa



                Report of Independent Accountants





The Board of Directors and Stockholders
BICO, Inc.

     We have audited the accompanying consolidated balance sheets of BICO, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BICO, Inc. and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended December 31, 2000, and these conditions are expected to continue through 2001, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.



/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania
February 27, 2001

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 2000    Dec. 31, 1999
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $ 7,844,807      $ 10,827,631
 Accounts receivable - net of allowance for doubtful accounts
   of $43,664 at Dec. 31, 2000 and $63,679 at Dec. 31, 1999     400,950            27,263
 Inventory - net of valuation allowance (notes A and D)         805,224            10,308
 Related party notes receivable (notes C and N)                  87,706                 0
 Notes  receivable (note C)                                   1,926,363           200,000
 Interest receivable (note C)                                    48,252             2,701
 Prepaid expenses (note E)                                      988,354           192,246
 Advances - Officers                                                  0           125,290
 Other current assets                                            47,268                 0
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                        12,148,924        11,385,439


PROPERTY, PLANT AND EQUIPMENT (notes A and J)
 Building                                                     2,529,176         1,207,610
 Land                                                           246,250           133,750
 Leasehold improvements                                       1,848,674         1,435,319
 Machinery and equipment                                      6,405,594         4,676,330
 Furniture, fixtures & equipment                                921,195           841,308
                                                            -------------    -------------
  Subtotal                                                   11,950,889         8,294,317

 Less accumulated depreciation                                5,288,910         4,704,539
                                                            -------------    -------------
                                                              6,661,979         3,589,778

OTHER ASSETS
 Related Party Receivables
  Notes receivable - (notes C and N)                          1,174,738         1,491,261
  Interest receivable - (notes C and N)                          13,463            22,023
                                                           -------------    -------------
                                                              1,188,201         1,513,284
  Allowance for related party receivables                    (1,188,201)       (1,340,560)
                                                           -------------     ------------
                                                                      0           172,724

 Notes receivable - (note C)                                    200,000            12,000
 Interest receivable                                                  0             4,235
 Goodwill, net of amortization - (notes A and Q)                694,895                 0
 Investment in unconsolidated subsidiaries-(notes A and G)    2,061,439           485,284
 Other assets                                                   162,833            36,376
                                                            -------------    -------------
                                                              3,119,167           710,619
                                                            -------------    -------------
         TOTAL ASSETS                                       $21,930,070       $15,685,836
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                     Dec. 31,2000    Dec. 31, 1999
                                                                     ------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $    578,520     $    759,733
  Current portion of long-term debt (note I)                            5,182,783        4,159,684
  Current portion of capital lease obligations (note J)                    98,788           76,017
  Debentures payable (note K)                                           2,400,000                0
  Accrued liabilities (note F)                                          3,131,765        1,794,370
  Escrow payable (note L)                                                   2,700            2,700
                                                                     ------------    -------------
        TOTAL CURRENT LIABILITIES                                      11,394,556        6,792,504

LONG-TERM LIABILITIES
  Capital lease obligations (note J)                                    2,203,673        1,336,147
  Long-term debt (note I)                                                   7,864            2,240
                                                                    -------------    -------------
                                                                        2,211,537        1,338,387


COMMITMENTS AND CONTIGENCIES (note O)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY (note A)                                                 434,990                0

STOCKHOLDERS' EQUITY (note L)

   Common stock, par value $.10 per share,
   authorized 1,700,000,000 shares, issued and
   outstanding 1,383,704,167 at Dec. 31, 2000 and
   956,100,496 at Dec. 31, 1999                                       138,370,417       95,610,050
   Series F 4% convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding none at
   December 31, 2000 and 72,000 at December 31, 1999.                           0          720,000
   Additional paid-in capital                                          87,035,096       85,608,192
   Warrants                                                             6,204,235        6,791,161
   Accumulated deficit                                               (223,720,761)    (181,174,458)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                    7,888,987        7,554,945
                                                                    --------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                     $ 21,930,070    $  15,685,836
                                                                    =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    2000              1999            1998
                                                -------------    -------------    -------------
Revenues
  Net sales                                    $    340,327        $   112,354     $  1,145,968
  Other income                                        5,547             52,897           50,212
                                                -------------    -------------    -------------
                                                    345,874            165,251        1,196,180

Costs and expenses
  Cost of products sold                             354,511            147,971          587,821
  Research and development (notes A,L and M)      6,651,471          4,430,819        6,340,676
  General and administrative (note L)            21,407,472         12,884,237       10,673,265
  Amortization of goodwill (notes A and G)          392,307             39,716          887,080            -
  Impairment loss                                       -            5,060,951              -
                                                -------------    -------------    -------------
                                                 28,805,761         22,563,694       18,488,842
                                                -------------    -------------    -------------
    Loss from operations                        (28,459,887)       (22,398,443)     (17,292,662)

Other income
  Interest                                          589,529          1,031,560          182,033

Other expense
  Debt issue costs (note A)                       1,005,000          3,458,300        1,865,682
  Beneficial convertible debt feature(notes A&K)  3,062,500          7,228,296        3,799,727
  Interest expense                                1,924,873          1,373,404          481,025
  Warrant extensions (note L)                     5,233,529          4,669,483              -
  Loss on unconsolidated subsidiaries(notes A&G)    158,183                -                -
  Loss on disposal of assets                        122,857                376          531,066
  Unusual Item (note O)                           3,450,000                -                -
                                                -------------    -------------    -------------
                                                 14,956,942         16,729,859        6,677,500
                                                -------------    -------------    -------------
    Loss before unrelated
      investors' interest                       (42,827,300)       (38,096,742)     (23,788,129)

Unrelated investors' interest in
  net loss of subsidiaries                          280,997             24,164        1,385,485
                                                -------------    --------------   -------------
  Net loss                                     $(42,546,303)      $(38,072,578)    $(22,402,644)
                                                =============    ==============   =============

  Loss per common share - Basic:
   Net Loss                                    $      (0.04)      $      (0.05)    $      (0.08)
   Less: Preferred stock dividends                    (0.00)             (0.00)           (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.04)      $      (0.05)    $      (0.08)
                                                =============    =============    =============


  Loss per common share - Diluted:
   Net Loss                                    $      (0.04)      $      (0.05)    $      (0.08)
   Less: Preferred stock dividends                    (0.00)             (0.00)           (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.04)      $      (0.05)    $      (0.08)
                                                =============    =============    =============

The accompanying notes are an integral part of these statements.

                           BICO, Inc. and Subsidiaries

              Consolidated Statements of Stockholders' Equity (Deficiency)


			  		   		                           Note rec.
                          Preferred Stock       Common Stock                       issued for Additional
                          ---------------     ----------------                     Common Stk  Paid in    Accumulated
                          Shares     Amount     Shares        Amount     Warrants  Rel Party   Capital      Deficit      Total
                         -------   --------    ---------    ----------  ---------- --------- ----------- -------------- ----------
Balance at Dec. 31, 1997       -    $     -   138,583,978  $13,858,398  $6,396,994$(25,000)$104,932,920 $(120,699,236)$ 4,464,076
                        --------    -------    ----------   ----------   ---------- -------   ----------  ------------  ----------
Proceeds from stock offering   -          -     2,055,000      205,500           -       -       22,423             -     227,923
Conversion of debentures       -          -   280,134,590   28,013,459           -       -  (16,029,785)            -  11,983,674
Issuance of convertible debt   -          -             -            -           -       -    3,799,727             -   3,799,727
  Net Loss                     -          -             -            -           -       -            -   (22,402,644)(22,402,644)
                        --------    -------    ----------   ----------  ----------  -------- ----------  ------------ -----------
Balance at Dec. 31, 1998       -          -   420,773,568   42,077,357   6,396,994 (25,000)  92,725,285  (143,101,880) (1,927,244)
                        --------    -------    ----------   ----------  ----------  -------- ----------   ------------ ----------
Proceeds from stk offering     -          -    19,625,691    1,962,569           -       -     (914,485)            -   1,048,084
Proceeds from sale of
 Preferred stk.-Series F  72,000    720,000             -            -           -       -       90,000             -     810,000
Conversion of debentures       -          -   515,013,737   51,501,374           -       -  (19,444,872)            -  32,056,502
Warrants granted and
  extended-subsidiaries        -          -             -            -           -       -    5,897,332             -   5,897,332
Issuance of convertible debt   -          -             -            -           -       -    7,228,296             -   7,228,296
Repayment of subscriptio recv. -          -             -            -           -  25,000            -             -      25,000
Warrants exercised             -          -       687,500       68,750      (8,968)      -       26,636             -      86,418
Warrants granted               -          -             -            -     403,135       -            -             -     403,135
  Net loss                     -          -             -            -           -       -            -   (38,072,578)(38,072,578)
                        --------    -------    ----------   ----------   --------- -------    ---------   ----------- -----------
Balance at Dec. 31,1999   72,000    720,000   956,100,496   95,610,050   6,791,161       0   85,608,192  (181,174,458)  7,554,945
                        --------   --------    ----------   ----------   --------- -------    ---------   -----------  ----------
Proceeds from stk offering     -          -   327,615,231   32,761,523           -       -  (14,156,873)            -  18,604,650
Proceeds from sale of
 Preferred stk.-Series F 380,000  3,800,000             -            -           -       -      475,000             -   4,275,000
Conversion of preferred
 stk.- Series F         (452,000)(4,520,000)   56,679,610    5,667,961           -       -   (1,147,961)            -           0
Conversion of debentures       -          -    36,294,340    3,629,434           -       -      491,113             -   4,120,547
Warrants exercised             -          -     4,414,490      441,449    (307,581)      -      481,790             -     615,658
Warrants granted and
  extended-subsidiaries        -          -             -            -           -       -   11,084,555             -  11,084,555
Issuance of convertible debt   -          -             -            -           -       -    3,062,500             -   3,062,500
Common stk. issued for serv.   -          -     2,600,000      260,000           -       -       78,000             -     338,000
Common stk. issued-subs.       -          -             -            -           -       -      170,780             -     170,780
Warrants granted               -          -             -            -     608,655       -            -             -     608,655
Warrants expired               -          -             -            -    (888,000)      -      888,000             -           0
  Net loss                     -          -             -            -           -       -            -   (42,546,303)(42,546,303)
                         -------    ------- -------------  -----------  ---------- -------   ----------   ----------- -----------
Balance at Dec. 31, 2000       0    $     0 1,383,704,167 $138,370,417  $6,204,235 $     0  $87,035,096 $(223,720,761)$ 7,888,987
                         =======    ======= =============  ===========  ========== =======   ==========   =========== ===========



The accompanying notes are an integral part of these statements.



                                              BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         2000            1999           1998
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net loss                                                               $(42,546,303)  $(38,072,578)   $(22,402,644)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                            689,762        773,696         815,125
    Amortization                                                            392,307         42,149         891,412
    Loss on disposal of assets                                              122,857        177,000         531,066
    Loss on unconsolidated subsidiaries                                     158,183            -               -
    Unrelated investors' interest in susidiaries                           (280,997)       (24,164)     (1,385,485)
    Stock issued in exchange for services                                   338,000        148,484         (22,063)
    Stock issued in exchange for services by subsidiary                     225,000            -               -
    Debenture interest converted to stock                                   120,547        211,503         106,894
    Premium for extension on debenture                                          -              -           680,500
    Beneficial convertible debt feature                                   3,062,500      7,228,296       3,799,727
    Provision for (recovery of)potential loss on notes receivable          (152,359)        70,253       1,270,307
    Warrants granted                                                        608,655        403,135             -
    Warrants granted and extended by subsidiaries                        11,184,858      5,897,332             -
    (Decrease)increase in allowance for losses on accounts receivable       (20,015)        36,620          12,128
    (Increase) decrease in accounts receivable                              (25,148)        (7,924)        268,195
    (Increase) decrease in inventories                                      101,480         90,052         987,948
    Increase (decrease) in inventory valuation allowance                   (859,283)       (25,845)        779,050
    (Increase) decrease in prepaid expenses                                (651,305)       (21,702)        (31,495)
    (Increase) decrease in other assets                                      33,834       (146,408)         36,927
    Increase (decrease) in accounts payable                                (296,657)      (949,578)      1,078,124
    Increase in other liabilities                                         1,112,211        697,726         845,136
    (Decrease) in deferred revenue                                              -              -          (116,146)
    Impairment loss                                                             -        5,060,951             -
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                        (26,681,873)   (18,411,002)    (11,855,294)
                                                                       -------------  -------------   -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (1,388,508)      (641,371)       (111,216)
  Disposal of property, plant and equipment                                     -          175,000            -
  Acquisitions, net of cash acquired                                     (1,395,126)           -        (1,030,000)
  (Increase) in notes receivable                                         (1,939,073)      (337,928)        (31,493)
  Payments received on notes receivable                                     378,817        141,974             -
  (Increase) in interest receivable                                         (32,756)       (25,774)        (97,929)
  Acquisition of unconsolidated subsidiaries                             (2,078,520)      (525,000)            -
                                                                        -------------  -------------  -------------
    Net cash used by investing activites                                 (6,455,166)    (1,213,099)     (1,270,638)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                           18,604,650        900,000             -
  Proceeds from warrants exercised                                          615,658         86,018             -
  Proceeds from sale of preferred stock-Series F                          4,275,000        810,000             -
  Proceeds from debentures payable                                       12,250,000     33,150,000      10,720,000
  Payments on debentures payable                                         (5,850,000)    (4,130,000)            -
  Payments on notes payable                                                 (53,125)      (465,650)       (675,393)
  Increase in notes payable                                                 855,801         75,396         550,000
  Payments on capital lease obligations                                    (543,769)       (99,777)       (101,997)
                                                                       -------------  -------------   -------------
      Net cash provided by financing activities                          30,154,215     30,325,987      10,492,610
                                                                       _____________  _____________   _____________

      Net increase (decrease) in cash                                    (2,982,824)    10,701,886      (2,633,322)

  Cash and cash equivalents, beginning of year                           10,827,631        125,745       2,759,067
                                                                       -------------  -------------   -------------
  Cash and cash equivalents, end of year                               $  7,844,807   $ 10,827,631   $     125,745
                                                                       =============  =============  =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         2000             1999            1998
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $ 1,485,286    $    966,713    $    364,716
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of ICTI with note payable                                 $       -      $       -       $  3,350,000
                                                                      =============    ===========    ============

Acquisition of property under a capital lease:
           Land                                                       $   112,500    $       -       $       -
           Equipment                                                          -              -             24,050
           Building                                                     1,321,566            -               -
                                                                      -------------     ----------    ------------
                                                                      $ 1,434,066    $       -       $     24,050
                                                                      =============    ===========    ============
Capital Lease Termination:
              Reduction of capital lease obligation                   $       -      $       -       $  1,184,288
                                                                      =============    ===========    ============
              Reduction of property
                 Construction in progress                             $       -      $       -       $  1,459,110
                 Land                                                         -              -            112,500
                                                                      -------------  -------------    ------------
                                                                      $       -      $       -       $  1,571,610
                                                                      =============  =============    ============


Conversion of preferred stock for common stock                        $ 5,580,168    $       -       $        -
                                                                      =============  =============    ============
Preferred stock dividend paid in common stock                         $   121,825    $       -       $        -
                                                                      =============  =============    ============
Constructive dividend on convertible preferred stock                  $ 1,883,333    $       -       $        -
                                                                      =============  =============    ============
Conversion of debentures for common stock                             $ 4,000,000    $ 31,845,000    $ 11,876,780
                                                                      =============  =============    ============



The accompanying notes are an integral part of these statements.


                    BICO, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 2000, 1999 and 1998




NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

1.   Organization

     BICO, Inc. (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical products and biological remediation products. In June 2000, the Company changed its name from Biocontrol Technology, Inc. to BICO, Inc.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasensor.com, Inc., a 52% owned subsidiary as of December 31, 2000 and 1999; Petrol Rem, Inc., a 75% owned subsidiary as of December 31, 2000 and 1999, ViaCirQ, Inc. (formerly IDT, Inc.), a 99% owned subsidiary as of December 31, 2000 and 1999; International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 2000 and 1999, Barnacle Ban Corporation, a 100% owned subsidiary as of
     December 31, 2000 and 1999, Ceramic Coatings Technologies, Inc., a 98% owned subsidiary as of December 31, 2000 and 1999 and B-A-Champ.com, Inc., a 51% owned subsidiary as of December 31, 2000. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest. Changes in the Company's proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary are accounted for as equity transactions in consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the subsidiary's ability to continue as a going concern.

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

5.   Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 3 to 39 years, on a straight-line basis. Amortization of assets recorded under capital leases is included with depreciation expense. Impairment losses are recognized when management determines that operating conditions raise doubts about the ability to recover the carrying value of particular assets. The amount of impairment loss is determined by comparing the present value of the estimated future cash inflows of such assets to their net carrying value.

6.   Goodwill

     Goodwill, which represents the excess cost of purchased companies over the fair value of their net assets at dates of acquisition, is amortized on a straight-line basis over five years. Goodwill associated with assets determined to be impaired is correspondingly written down.

7.   Investment in Unconsolidated Subsidiaries

     During 1999 and 2000, the Company made investments in unconsolidated subsidiaries (see Note G). These investments are being reported on the equity basis due to the Company's ownership percentage, options to purchase additional shares and membership on the boards of directors of each unconsolidated subsidiary as discussed in Note G. The difference between the amount invested and the underlying equity in the unconsolidated subsidiary's net assets is being amortized as goodwill over a 5-year period. Declines in these investment values that are determined by Management to be other than temporary are recognized as losses on a current basis.

8.   Loss Per Common Share

     Net loss per common share is based upon the weighted average number of common shares outstanding. The loss per share does not include common stock equivalents since the effect would be antidilutive. The weighted average shares used to calculate the loss per share amounted to 1,037,254,759 in 2000, 695,400,191 in 1999 and 266,362,526 in 1998. The net
     losses attributable to common shareholders for the years ended December 31, 2000, 1999 and 1998 were $44,510,398,
     $38,072,578 and $22,402,644, respectively, which include constructive dividends to preferred stockholders of $1,883,333, $0 and $0, respectively.

9.   Research and Development Costs

     Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures, which have alternative future use beyond specific research and development activities, are capitalized and depreciated over their estimated useful lives.

10.  Income Taxes

     The Company previously adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (Note M), the adoption of FAS 109 had no effect on the financial statements of the Company.

11.  Interest

     The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Total interest incurred for the periods December 31, 2000, 1999, and 1998 was $1,924,873,
     $1,373,404,  and $589,300, respectively, of which  $1,924,873,
     $1,373,404,  and  $481,025,  respectively,  was   charged   to
     operations.

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

13.  Common Stock Warrants

     The Company recognizes cost on warrants granted or extended based upon the minimum value method. Under this method, the warrants are valued by reducing the current market price of the underlying shares by the present value of the exercise price discounted, at an estimated risk-free interest rate of 5% and assuming no dividends. The value of warrants is recalculated when warrants are extended and any increase in value over the value recorded at the time the warrant was granted is recognized at the time the warrant is extended.

14.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures during the period of debenture issuance. Total debt issue costs incurred for the periods December 31, 2000, 1999 and 1998 were $1,225,000, $3,458,300 and $1,865,682, respectively.

15.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks, receivables from officers and directors of the Company and investments in unconsolidated subsidiaries. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Notes C and N) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

16.  Comprehensive Income

     The Company's consolidated net income (loss) is substantially the same as comprehensive income to be disclosed under Statement of Financial Accounting Standards No. 130.

17.  Beneficial Convertible Debt Feature

     Beneficial conversion terms included in the Company's convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued.

18.  Beneficial Conversion Feature of Preferred Stock

     The Company's Series F 4% convertible preferred stock includes a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a reduction in the preferred stock recorded at par and is amortized as constructive dividends to the preferred stockholders over the 120-day period using the effective interest method.

19.  Advertising Costs

     Advertising costs are charged to operations when incurred.
     Advertising expenses for 2000, 1999 and 1998 were $208,617,
     $4,851 and $43,901, respectively.

NOTE B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 2000 and in prior years and have funded their operations and product development primarily through the sale of common and preferred stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The  ability  of  the  Company to continue  in  existence  is dependent  on  its having sufficient financial  resources  to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations and significant accumulated deficits for each of the periods ending December 31, 2000, 1999, and 1998, there is substantial doubt about the Company's ability to continue as a going concern.

     In order to meet its projected expenditures for 2001, Management believes that additional funds will need to be raised from sales of stock and future debt issuance.

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31, 2000    Dec. 31, 1999
  Related Parties

   Note receivable from Fred E.
  Cooper, Chief Executive Officer,
  dated April 28, 1999, in the
  amount of $777,400, payable in
  monthly installments of $9,427
  with a final balloon payment on
  May 31, 2002.  Interest is
  accrued at a rate of 8% per
  annum.                              $   715,693      $   747,087

  Note receivable from Glenn
  Keeling, Director, dated April
  28, 1999, in the amount of
  $296,358, payable in monthly
  installments of $4,184 with a
  final balloon payment on May 1,
  2002.  Interest is accrued at a
  rate of 8% per annum.                   237,737          275,869

  Note Receivable from T.J. Feola,
  Director, dated April 28, 1999,
  in the amount of $259,477,
  payable in monthly installments
  of $3,676 with a final balloon
  payment on May 31, 2002.
  Interest is accrued at a rate of
  8% per annum.                           221,308          245,581

  Note receivable from Allegheny
  Food Services, Inc. of which
  Joseph Kondisko, a former
  director, is principal owner,
  payable in monthly installments
  of $3,630, including interest at
  9.25%, with a final balloon
  payment on April 1, 2001.                87,706          172,724

  Note receivable from B-A-
  Champ.com, a company
  substantially owned by Fred E.
  Cooper, Chief Executive Officer.
  Note was due on November 8, 2000.
  Interest accrued at a rate of 6%
  per annum.                                 -              50,000

  Unrelated Parties

  Demand note receivable from a
  corporation on a $3,100,000 line
  of credit agreement.  Principal
  plus interest accrued at a rate
  of 10% per annum is payable upon
  demand.  Note is secured by a
  pledge of 100% of the borrower's
  common stock and security
  interests in all assets of the
  borrower.                             1,914,363             -

  Note receivable from an
  individual, due on November 15,
  2002 with interest at prime plus
  2% (11.5% at December 31, 2000).        200,000          200,000

  Note receivable from an
  individual, payable upon
  demand with 8.75% interest.              12,000           12,000
                                       ____________     ____________
                                        3,388,807        1,703,261

  Less current notes receivable         2,014,069          200,000
                                       ____________     ____________
  Noncurrent                          $ 1,374,738      $ 1,503,261
                                       ============     ============


     Accrued interest receivable on the related party notes as  of
     December   31,  2000  and  1999  was  $13,463  and   $22,023,
     respectively.

     Due to the financial dependency of the above officers and directors on the Company, an allowance of $1,188,201 and $1,340,560 has been provided as of December 31, 2000 and 1999, respectively.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                Dec. 31, 2000       Dec. 31, 1999


       Raw materials             $ 3,212,053        $  3,504,708
       Finished goods              1,087,093             858,805
                                 ____________        ____________
                                   4,299,146           4,363,513
       Less valuation allowance   (3,493,922)         (4,353,205)
                                 ____________        ____________

                                 $   805,224        $     10,308
                                 ============        ============
NOTE E - PREPAID EXPENSES
     Prepaid expenses consisted of the following as of:

                                Dec. 31, 2000       Dec. 31, 1999

      Prepaid insurance          $   304,229        $     73,172
      Prepaid professional fees      234,961              87,112
      Prepaid debt issue costs       220,000                   0
      Employee advances               32,549               3,208
      Prepaid taxes                   31,200                   0
      Security deposits               14,799               1,543
      Other prepaid expenses         150,616              27,211
                                 ____________        ____________

                                 $   988,354         $   192,246
                                 ============        ============

NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                Dec. 31, 2000       Dec. 31, 1999


      Accrued interest           $ 1,120,655         $   681,068
      Accrued payroll                373,821           1,027,147
      Accrued payroll taxes and
      withholdings                    24,303              35,362
      Accrued vacation                66,445              33,038
      Accrued class action
      settlement (note O)          1,300,000                   0
      Other accrued liabilities      246,541              17,755
                                 ____________        ____________

                                 $ 3,131,765         $ 1,794,370
                                 ============        ============

NOTE G - INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

In January 2000, the Company acquired a twenty-five percent (25%) interest in Insight Data Link.com, Inc. for $100,000. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

Also, during the year ended December 31, 2000 the Company invested an additional $285,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company owns 16.2% of AIM. Upon completion of funding, the Company's ownership will increase to 20%. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

During the year ended December 31, 2000, Diasensor.com acquired a fifteen percent (15%) interest in MicroIslet, Inc. for an investment of $1,000,000. The company has an option to purchase an additional 5% interest in MicroIslet. The company also holds a seat on the board of directors of MicroIslet. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

In March 2000, Diasensor.com acquired a 20.8% equity interest in Diabecore Medical, Inc., a Toronto-based company working to develop a new insulin for the treatment of diabetes, for $693,520. The company also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the company's
ownership  to  35%.   The company holds a seat  on  the  board  of
directors of Diabecore.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period.

The   Company's  investment  in  the  underlying  assets  and  the unamortized goodwill of each unconsolidated subsidiary as of December 31, 2000 and December 31, 1999 are as follows:

                        Investment in
Unconsolidated          Underlying Net      Unamortized
  Subsidiary               Assets             Goodwill              Total
                        2000     1999      2000     1999        2000     1999
American Inter-
Metallics, Inc.    $  222,912  $48,405 $  441,004  $436,879 $  663,916 $485,284
Insight Data Link.com  28,503        0     52,546         0     81,049        0
MicroIslet, Inc.       50,731        0    688,508         0    739,239        0
Diabecore Medical,Inc  50,615        0    526,620         0    577,235        0
                    _________ ________  _________ _________ __________ ________
Total              $  352,761  $48,405 $1,708,678  $436,879 $2,061,439 $485,284
                    ========= ========  ========= ========= ========== ========

The amounts recognized as amortization of goodwill and income (loss) on unconsolidated subsidiaries for each investment for the years ended December 31, 2000 and 1999 are as follows:

                                                Income (Loss) on
Unconsolidated             Amortization of          Unconsolidated
  Subsidiary                  Goodwill              Subsidiaries
                           2000      1999         2000        1999
American Inter-
Metallics, Inc.        $ 106,369   $ 39,716    $       0       $ 0
Insight Data Link.com     13,136          0       (5,815)        0
MicroIslet, Inc.         152,628          0     (108,133)        0
Diabecore Medical,Inc.    72,049          0      (44,235)        0
                       _________   _________   __________   _______
Total                  $ 344,182   $ 39,716    $(158,183)      $ 0
                       =========   =========   ==========   =======


NOTE H- BUSINESS SEGMENTS

The   Company  operates  in  two  reportable  business   segments:
Biomedical devices, which includes the operations of BICO, Inc., Diasensor.com, Inc. and ViaCirQ, Inc. and Bioremediation, which includes the operations of Petrol Rem, Inc. Following is summarized financial information for the Company's reportable segments:

                          Biomedical
2000                       Devices     Bioremedication  All Other  Consolidated
Sales to external customers  $    81,954 $  217,722     $   40,651  $   340,327
Cost of products sold             47,862    179,446        127,203      354,511
Gross profit (loss)               34,092     38,276       (86,552)     (14,184)
Identifiable assets           16,628,619  4,385,100        835,589   21,849,308
Capital expenditures           2,788,454          0         34,120    2,822,574
Depreciation and amortization    979,083     74,120         43,198    1,096,401
Interest Income                  543,457     46,072              0      589,529
Interest Expense               1,811,665          0        113,208    1,924,873

1999
Sales to external customers  $    82,056 $   26,693     $    3,599  $   112,348
Cost of products sold            133,288     14,683              0      147,971
Gross profit(loss)              (51,232)     12,010          3,599      (35,623)
Identifiable asset            15,018,258    226,760        440,818   15,685,836
Capital expenditures             262,954          0        378,417      641,371
Depreciation and amortization  5,108,855     34,351         96,060    5,239,266
Interest Income                1,031,560          0              0    1,031,560
Interest Expense               1,373,404          0              0    1,373,404


1998
Sales to external customers  $ 1,028,484 $   45,382     $   72,102  $ 1,145,968
Cost of products sold            483,388     33,061         71,372      587,821
Gross profit (loss)              545,096     12,321            730      558,147
Identifiable assets            8,614,498    168,315      1,052,756    9,835,569
Capital expenditures             105,827          0          5,389      111,216
Depreciation and amortization  1,563,366     36,061        111,442    1,710,869
Interest Income                  182,033          0              0      182,033
Interest Expense                 481,025          0              0      481,025


NOTE I- LONG-TERM DEBT

Long-term debt consisted of the following as of:
                                                     Dec. 31,       Dec. 31,
                                                      2000            1999
                                                  -------------    -----------

Note Payable in connection with stock purchase
agreement for 58.4% interest in International
Chemical Technologies, Inc.(ICTI). The note
bears interest at a rate of 10% per annum and
is collateralized by the shares of ICTI purchased
in the transaction. At December 31, 1999 and
2000, the  Company was, and continues  to  be,
in default  on the terms of this loan  and
the note  holder  has made demand  for  payment.
Accordingly,   the   unpaid    balance    is
classified as due and payable.                    $ 2,900,000      $ 2,900,000

Note  Payable  by the Company's  subsidiary,
International  Chemical  Technologies,  Inc.
(ICTI)  to,  it's  former shareholder.   The
loan  bears interest at a rate of  9.5%  per
annum  and is guaranteed by the Company  and
collateralized   by   all    tangible    and
intangible assets of ICTI, and assignment of
ICTI's   interest  in  its  lease  for   its
production facilities.  At December 31, 1999
and 2000, the Company was, and continues  to
be  in default on the terms of this loan and
the note holder has made demand for payment.
Accordingly,   the   unpaid    balance    is
classified as due and payable.                      1,191,667        1,191,667

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment. Principal and
interest at 9.5% per annum are payable in 25
equal monthly installments  of $1,500  each
commencing February  27,  2000 with   a  final
payment  of  all  remaining principal  and
interest due  on  March  27, 2002.                     20,351            -

Commercial  Premium  Finance  Agreement   of
Intco,  Inc., a 51% owned subsidiary of  the
Company's   subsidiary,  Petrol  Rem,   Inc.
Amounts   are   payable  in   nine   monthly
installments  of $11,342 including  interest
at  9.47%  per  annum beginning  October  1,
2000.                                                  66,209            -

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment. Principal  and
interest at 9% per annum  are payable in 35
equal monthly installments  of $320  each
commencing February 25, 2000 with a  final
payment of all remaining principal and
interest due on February 25, 2003.                      7,263            -

Note  Payable  by the Company's  subsidiary,
Petrol  Rem,  Inc., in connection  with  the
stock purchase agreement for 51% interest in
Intco,  Inc.   The  note is payable  without
interest in installments as follows:  (i) on
the  first  day of each calendar month  from
January 1, 2001 through and including  April
1, 2001, a principal payment of $150,000 and
(ii)  $250,000 on May 1, 2001.                        850,000            -

Commercial Premium Finance Agreement payable
in   nine  monthly  installments  of  $9,697
including   interest  at  7.62%  per   annum
beginning November 1, 1999.                                             66,187

Commercial Premium Finance Agreement payable
in  eight  monthly installments  of  $13,208
including   interest  at  8.5%   per   annum
beginning December 1, 2000.                            77,317            -

Commercial Premium Finance Agreement payable
in   nine  monthly  installments  of  $9,903
including  interest  at  12.63%  per   annum
beginning December 10, 2000.                           75,600            -

Note  Payable to a bank in monthly  payments
of  $433  including interest  at  8.75%  per
annum.    The  loan  in  collateralized   by
equipment.                                              2,240            4,070
                                                   ___________      ___________
                                                    5,190,647        4,161,924
Current portion of long-term debt                   5,182,783        4,159,684
                                                   ___________      ___________
Long-term debt                                   $      7,864     $      2,240
                                                   ===========      ===========

NOTE J- LEASES

Operating Leases

Until October 2000, the Company was committed under a non-cancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor), which includes four of the Company's Executive Officers and/or Directors, was for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease was $8,810 for a period of 119 months to August 1, 2000. In October 2000, after the Company's research and development  operations  had been moved  from  the  facility,  the building was sold by the investor group and the lease was terminated. Total rent expense was $70,480 in 2000 and $105,720 in each of the years 1999 and 1998.

The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating
leases  expiring  in  various years  through  2004.   Total  lease
expense related to these leases was $534,235, $425,654 and $279,329 in the years ended December 31, 2000, 1999 and 1998, respectively.

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

In July 2000, the Company entered into a new capital lease replacing the lease on its manufacturing facility terminated in 1998. Under the terms of the lease, the Company will make total payments of $1,602,221 through December 2010, at which time title to the property will be transferred to the Company. Management recognized this property and the corresponding capital lease obligation at the present value of the lease payments, which was $1,434,066 at the inception of the lease, using an imputed rate of 9% per annum.

The following is a summary of property held under capital leases:

                              Dec. 31, 2000      Dec. 31, 1999

 Buildings                    $   2,527,326      $   1,207,610
 Land                               246,250            133,750
 Equipment                          264,490            229,565
                              ______________     ______________
    Sub Total                     3,038,066          1,570,925

 Less: Accumulated
 Depreciation                       529,286            378,885
                              ______________     ______________
 Total Property under
 Capital Leases               $   2,508,780      $   1,192,040
                              ==============     ==============


Minimum   future   lease  payments  under   capital   leases   and
noncancelable operating leases are as follows:

                                        Capital      Operating
                                        Leases         Leases

   2001                            $    241,877   $    318,062
   2002                                 336,562        228,237
   2003                                 333,654        181,594
   2004                                 338,413         53,825
   2005                                 352,066         16,500
   Thereafter                         2,105,169            -
                                     ___________    ___________
   Total minimum lease payments       3,707,741   $    798,218
                                                    ===========
   Less amounts representing
   interest                           1,405,280
                                     ___________
   Present  value of net minimum
   lease payments                  $  2,302,461
                                     ===========


NOTE K - SUBORDINATED CONVERTIBLE DEBENTURES

     During 2000, 1999 and 1998, the Company issued subordinated 4% convertible debentures totaling $12,250,000, $33,150,000 and $10,720,000, respectively. Such convertible debentures were issued pursuant to Regulation S, Regulation D, and/or
     Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 45 to 90 days from issuance. At December 31, 2000 and 1999, the subordinated convertible debentures totaled $2,400,000 and $0, respectively. The debentures issued in 1999 and 2000 included beneficial conversion features providing a discount on the acquisition of common stock at discounts ranging from 12% to 22%.

     As of December 31, 2000, the conversion price of the debentures would have been approximately $.0421 per share, based upon a formula, which applies a discount to the average market price for the previous week and is determined by the length of the holding period. As of December 31, 2000, the number of shares issuable upon conversion of all outstanding debentures was approximately 57 million shares, which would have reflected discounts of approximately 20%. No debentures were outstanding as of December 31, 1999.

NOTE L - STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company may issue up to 500,000 shares of preferred stock in series, which would have rights as determined by the Board.

     During 1999, 400,000 shares of the preferred stock were authorized as "4% Cumulative Convertible Preferred Stock, Series F". 72,000 shares of this preferred stock were issued in 1999 and 452,000 shares were issued in 2000 and these shares include a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The total value of this beneficial conversion feature was $1,883,333 and was recognized as constructive dividends charged to additional paid in capital during the year ended December 31, 2000. During 2000, all shares of preferred stock were converted to common stock. In addition, a preferred stock dividend of $121,824 was distributed to preferred shareholders upon conversion.

     Common Stock Warrants

     During 2000, warrants ranging from $.070 to $.250 per share to purchase 5,941,998 shares of common stock were granted at exercise prices that were equal to or above the current
     quoted  market  price of the stock on the  date  issued.   In
     1999, warrants to purchase 23,017,500 shares were granted at exercise prices ranging from $.123 to $.23 per share. In
     connection  with  the  granting  of  warrants,  the   Company
     recognized $324,897 and $403,134 of general and administrative expense in 2000 and 1999 respectively. Warrants to purchase 31,378,160 shares of common stock were exercisable at December 31, 2000. The per share exercise prices of these warrants are as follows:

                   Shares               Exercise Price

                      20,000               $.060
                     160,000               $.070
                      35,000               $.080
                   1,700,000               $.100
                      85,000               $.103
                   1,000,000               $.125
                  19,910,500               $.129
                   1,110,200               $.130
                     600,000               $.140
                     400,000               $.144
                     125,000               $.155
                     236,798               $.160
                      10,000               $.220
                   2,826,700               $.250
                      80,000               $.330
                      50,000               $.380
                       1,482               $.450
                     350,000               $.500
                     884,000              $1.000
                     150,000              $1.480
                   1,375,000              $2.000
                      94,000              $2.125
                      69,480              $2.250
                      35,000              $2.410
                      20,000              $2.750
                      25,000              $3.000
                      25,000              $3.200
                 ____________
        Total     31,378,160
                 ============


     The fiscal years in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

Fiscal   Warrants            Warrants Expire during Fiscal Year
 Year     Granted    2001      2002       2003        2004        2005
1990    406,700    226,700               180,000
1991  1,251,482    900,000    351,482
1992          0
1993    154,000    144,000                10,000
1994    130,000                20,000     85,000       25,000
1995          0
1996    594,480    535,000                             59,480
1997  1,444,000    500,000    944,000
1998  1,420,000                        1,420,000
1999 20,035,500                                    20,035,500
2000  5,941,998                                                  5,941,998
     __________  _________   ________ __________  ___________   ___________
     31,378,160  2,305,700  1,315,482  1,695,000   20,119,980    5,941,998
     ==========  =========   ======== ==========  ===========   ===========


    The following is a summary of the warrant transactions during 2000:

    Outstanding at beginning of period         29,896,662
    Granted during the twelve-month period      5,941,998
    Canceled during the twelve-month period       (46,000)
    Exercised during the twelve-month period   (4,414,500)
    Outstanding and eligible for exercise at   ___________
    end of period                              31,378,160
                                               ===========
The following is a summary of expenses recognized in connection with warrants granted or extended during 2000 and 1999:

                         2000                          1999
               Granted    Extended    Total      Granted     Extended    Total
Parent Company $  324,897 $       0 $   324,897 $  403,134 $        0 $  403,134

Subsidiaries:
 Petrol Rem            0          0           0     54,981     20,160     75,141
 Diasensor.com   230,178          0     230,178    229,642    272,078    501,720
 ViaCirQ       5,885,069  5,233,529  11,118,598    943,226  4,377,245  5,320,471
               _________  _________ ___________  _________  _________  _________
               6,115,247  5,233,529  11,348,776  1,227,849  4,669,483  5,897,332
               _________  _________ __________  _________   _________  _________
Total         $6,440,144 $5,233,529 $11,673,673 $1,630,983 $4,669,483 $6,300,466
               =========  ========= =========== ==========  =========  =========


     During 2000 and 1999, expenses recognized on warrants granted are included in the Statement of Operations as general and administrative expenses of $6,071,961 and $1,189,171, respectively and research and development expenses of $368,183 and $441,812, respectively.


     Warrant Extensions

     During 2000, the Company did not extend the exercise date of any warrants.

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

     Diasensor.com, Inc. Common Stock


     At December 31, 2000, warrants to purchase 10,387,013 shares of Diasensor.com, Inc. common stock were exercisable. The per share exercise price is $.50 for 7,380,000 shares, $1.00 for 2,160,463 shares and $3.50 for 846,550 shares. The warrants expire at various dates through 2005. To the extent that all warrants were exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 2000 to 36%.

     Diasensor.com, Inc. Warrants

     During 2000, Diasensor.com, Inc. granted warrants to purchase 2,075,000 shares of its common stock and extended the exercise date of warrants to purchase 2,483,050 shares of common stock to certain officers, directors, employees and consultants. A charge of $230,178 is included in general and administrative expenses for warrants granted during 2000. The extended warrants were originally granted at an exercise price ranging from $1.00 to $3.50 and extended at the same price. No expense was charged to operations since the estimated market price of the stock was less than the present value of the warrant exercise price.

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

     Petrol Rem, Inc. Common Stock

     At December 31, 2000, warrants to purchase 6,290,000 shares of Petrol Rem common stock were exercisable. The per share exercise price is $.10 for 3,940,000 shares, $.50 for 2,150,000 shares and $1.00 for 200,000 shares. The warrants expire at various dates through 2005. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 75% at December 31, 2000 to 57%.

     Petrol Rem Warrants

     During 2000, Petrol Rem, Inc. granted warrants to purchase 1,950,000 shares of its common stock to certain officers, directors, employees and consultants. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price. Petrol Rem did not extend the exercise dates of any warrants during 2000.

     During 1999, Petrol Rem, Inc. granted warrants to purchase 2,690,000 shares of its common stock and extended the exercise date of warrants to purchase 1,450,000 shares of common stock to certain officers, directors, employees and consultants. A charge of $54,981 is included in general and administrative expenses for the warrants granted during 1999. The extended warrants were originally granted at an exercise price of $.10 and were extended at the same price. Petrol Rem, Inc. recorded a $20,160 expense for these extended warrants.

     ViaCirQ, Inc. Common Stock

     At December 31, 2000, warrants to purchase 6,713,000 shares of ViaCirQ common stock were exercisable. The per share exercise price is $.10 for 6,363,000 shares and $.50 for 20,000 shares, $1.00 for 310,000 shares, $2.00 for 5,000 shares and $3.00 for 15,000 shares. The warrants expire at various dates through 2005. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 99% at December 31, 2000 to 69.1%.


     ViaCirQ, Inc. Warrants

     During 2000, ViaCirQ, Inc. granted warrants to purchase 2,128,000 shares of its common stock and extended the exercise date of warrants to purchase 3,125,000 shares of common stock to certain officers, directors, employees and consultants. Charges of $5,516,886 and $368,183 are included in general and administrative expenses and research and development expenses, respectively, for the warrants granted during 2000. The extended warrants were originally granted at an exercise price ranging from $0.10 to $3.00 and extended at the same price. ViaCirQ, Inc. recorded a $5,233,529 expense for these extended warrants.

     During 1999, ViaCirQ, Inc. granted warrants to purchase 295,000 shares of its common stock and extended the exercise date of warrants to purchase 1,505,000 shares of common stock to certain officers, directors, employees and consultants. Charges of $501,414 and $441,812 are included in general and administrative expenses and research and development expenses, respectively, for these warrants granted during 1999. The extended warrants were originally granted at an exercise price of $0.10 and extended at the same price. ViaCirQ, Inc. recorded a $4,377,245 expense for these extended warrants.

NOTE M - INCOME TAXES

     As of December 31, 2000, the Company and its subsidiaries except Diasensor.com, Inc., Petrol Rem, and ICTI, have available approximately $132,500,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 2001 through 2021. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $1,775,000, subject to limitations, expiring in tax years 2005 through 2021.

     As of September 30, 2000, the end of its fiscal year, Diasensor.com, Inc. had available approximately $25,500,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2020, are available, subject to limitations, to offset future taxable income. Diasensor.com, Inc. also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000, subject to limitations, expiring in the years 2005 through 2012.

     As of December 31, 2000, Petrol Rem had available approximately $14,000,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2021, are available, subject to limitations, to offset future taxable income. Petrol Rem also has research and development credit carryforwards available for federal income tax purposes of approximately $15,000.

     As of December 31, 2000, ICTI had available approximately $1,400,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire in years 2019 and 2021, are available, subject to limitations, to offset future taxable income.


     Certain  items  of  income  and  expense  are  recognized  in different periods for financial and income tax reporting purposes. In the year ended December 31, 1999, a warrant exercise adjustment of $50,625 was reported for tax purposes. The fair market value of warrant extentions have been recorded and expenses of $6,092,562 and $11,118,598 have been recognized for financial statement purposes in the years ended December 31, 1999 and 2000, respectively.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 2000, December 31, 1999 and December 31, 1998:

                           Dec.31,2000     Dec.31,1999     Dec.31,1998

      Net Operating Loss  $ 45,050,000    $ 37,672,000    $ 28,294,800
      Warrant Expense        8,593,191       4,812,868       2,741,397
      Tax Credit
      Carryforward           1,775,000       1,370,000       1,100,000
                           ____________   ____________     ____________
                            55,418,191      43,854,868      32,136,197
      Valuation Allowance  (55,418,191)    (43,854,868)    (32,136,197)
                           ____________   ____________     ____________
      Net  Deferred Tax
      Asset                $         0    $          0    $          0
                           ============   ============     ============

     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                  Increase in
                                    Deferred       Valuation
                                   Tax Benefit     Allowance      Net


     Year-ended December 31, 2000  $(11,563,323)  $ 11,563,323    $ 0
     Year-ended December 31, 1999  $(11,718,671)  $ 11,718,671    $ 0
     Year-ended December 31, 1998  $( 7,306,400)  $  7,306,400    $ 0
     From March 20, 1972 (inception)
     Through December 31, 2000     $(55,418,191)  $ 55,418,191    $ 0


NOTE N - RELATED PARTY TRANSACTIONS

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

     Real Estate Activities

     Four of the Company's Executives and/or Directors are members of an eight-member partnership that in July 1990 purchased the Company's real estate in Indiana, Pennsylvania, and each personally guaranteed the payment of lease obligations to the bank providing the funding. For their personal guarantees, the four individuals each received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.33 per share until June 29, 1995. Those warrants still outstanding as of the original expiration date were extended until June 29, 2001. In 1999, after all operations were relocated from this site, the property was offered for sale. The property was sold in October 2000 and the lease was terminated.

     Amounts due from Officers

     On April 28, 1999, Fred E. Cooper, CEO and Director, consolidated various outstanding obligations into a term loan totaling $777,400 payable in monthly installments of $9,427 with a final balloon payment on May 31, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Cooper at December 31, 1999 and December 31, 2000, include balances of $747,087 and $715,963, respectively, on the term loan discussed above plus accrued interest of $10,813 and $9,163, respectively.

     On April 28, 1999, Glenn Keeling, a Director, consolidated various outstanding obligations into a term loan totaling $296,358 payable in monthly installments of $4,184 with a final balloon payment on May 1, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Keeling at December 31, 1999 and December 31, 2000, include balances of $275,869 and $237,737, respectively, on the term loan discussed above plus accrued interest of $3,668 and $3,668, respectively.

     On April 28, 1999, T.J. Feola, Senior Vice President and Director, consolidated various outstanding obligations into a term loan totaling $259,477 payable in monthly installments of $3,676 with a final balloon payment on May 31, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Feola at December 31, 1999 and December 31, 2000 include balances of $245,581 and $221,308, respectively, on the term loan discussed above plus accrued interest of $4,536 and $631, respectively.


     As of December 31, 1999 and 2000 the Company had a note receivable from Allegheny Food Services, Inc. of which Joseph Kondisko, a former director, is principal owner. The loan, which bears interest at a rate of 9.25%, is payable in monthly installments of $3,630 with a final balloon payment on April 1, 2001. The outstanding balance on this loan was $172,724 at December 31, 1999 and $87,706 at December 31,
     2000.

     During 1999 the Company made various demand loans totaling $150,000 to B-A-Champ.com, Inc., a company substantially owned by Fred E. Cooper, CEO. As of December 31, 1999, these loans had been repaid to a balance of $50,000 with an accrued interest of $3,006. As of December 31, 1999, the Company owned approximately 6.5% of the outstanding stock of B-A-Champ.com, Inc. In 2000, the Company provided additional funding of $400,000 in exchange for additional shares of B-A-Champ.com, Inc. In addition, the Company converted a note receivable of $50,000 from B-A-Champ.com, Inc. plus accrued interest of $5,256 to common stock. As a result of these additional investments, the Company owned 51% of the outstanding stock of B-A-Champ.com, Inc. as of December 31, 2000 and included B-A-Champ.com, Inc. as a consolidated subsidiary in the December 31, 2000 financial statements. As of December 31, 2000, Fred E. Cooper, Chief Executive Officer of the Company, owned approximately 30% of the outstanding common stock of B-A-Champ.com, Inc.

     Employment Contracts

     The Company has employment contracts with three officers and two employees that commenced November 1, 1994 and were renewed on October 31, 1999. There is an additional contract with an officer that commenced August 16, 2000. These employment contracts set forth annual basic salaries aggregating approximately $2,125,000 in 2000 and expiring in periods beginning October 2001 through 2005, which are subject to review and adjustment. The contracts may be extended for successive two to three year periods. In the event of change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

NOTE O - COMMITMENTS AND CONTINGENCIES

     Litigation

     On April 30, 1996, a class action lawsuit was filed against the Company, Diasensor.com, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the Company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the Company agreed to settle the lawsuit for a total amount of $3,450,000. As of December 31, 2000, $2,150,000 has been paid  toward  the  settlement.  An additional  $1,300,000  is included in accrued liabilities and will be paid in July 2001. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the Company believes that the existing settlement will end this matter.

     Pennsylvania Securities Commission

     The Pennsylvania Securities Commission is conducting a private investigation of the Company and its subsidiary, Diasensor.com, Inc., in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.

     Additional Legal Proceedings

     In April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The Company continues to submit various scientific, financial and contractual documents in response to such requests.


NOTE P - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401(k) provisions, which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan through December 31, 2000.

NOTE Q -STOCK ACQUISITIONS

     ICTI, Inc.

     Effective March 4, 1998, pursuant to a Stock Purchase Agreement dated February 20, 1998, the Company acquired 58.4% of International Chemical Technologies, Inc. (ICTI) a development stage corporation. ICTI commenced operations in May 1997 and planned to engage in the business of manufacturing and marketing, and licensing rights with respect to certain corrosion/wear-resistant metal alloy coating compositions.

     Consideration for the purchase of the 58.4% interest in ICTI included a cash payment of $1,030,000; a promissory note for $3,350,000 at 8%; 2,000,000 shares of BICO common stock (fair market value of $250,000), a warrant to purchase 1,000,000 shares of BICO stock for $2 per share anytime
     through March 4, 2003; and the  guarantee  by  BICO   of   a
     promissory note for $1,300,000 payable by ICTI to the seller.

     The Company recognized $5,310,501 of goodwill in connection with the ICTI Stock Purchase Agreement. For purposes of amortizing this goodwill, management had determined a useful life of 5 years. Accumulated amortization on this goodwill was $887,080 at December 31, 1998. Based upon a reevaluation of this goodwill, the remaining balance of $4,423,421 was included in an impairment charge recognized in 1999. Management's reevaluation was reached due to failure of the investment to perform as anticipated and the decision that future cash flow was unlikely. For these same reasons an impairment charge was recorded to write off associated plant and equipment.

     B-A-Champ.com

     Effective August 1, 2000, the Company acquired an additional 44.5% of B-A-Champ.com, Inc., a development stage corporation. This additional investment increased the Company's ownership of B-A-Champ.com, Inc. to 51%. B-A-Champ.com, Inc. commenced operations in 1999 and plans to engage in various internet promotional activities.

     Consideration for the purchase of the additional 44.5% interest in B-A-Champ.com, Inc. included a cash payment of $400,000 and the conversion of a $50,000 note receivable from B-A-Champ.com, Inc. plus accrued interest of $5,256 into common stock.

     The Company recognized $259,964 of goodwill in connection with the acquisition of of B-A-Champ.com, Inc. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $21,664 at December 31, 2000.


     INTCO, Inc.

     Pursuant to a Stock Purchase Agreement dated November 1, 2000, Petrol Rem, Inc. acquired 51% of INTCO, Inc. INTCO, Inc. was incorporated on February 5, 1981 and engages in oil-spill cleanup and the treatment of oil wells and also charters out self-propelled barges for maintenance work.

     Consideration for the purchase of 51% on INTCO, Inc. included a cash payment of $250,000 and a promissory note for $1 million. As of December 31, 2000, the outstanding balance on the promissory note was $850,000.

     The Company recognized $310,567 of goodwill in connection with the INTCO Stock Purchase Agreement. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $10,352 at December 31, 2000.

     Tireless, LLC

     In October 2000, Petrol Rem, Inc. and Universal Scrap Tire Company, LLC (an unaffiliated company) formed a joint venture called Tireless, LLC (Tireless) with Petrol Rem, Inc. and Universal Scrap Tire Company, LLC owning 51% and 49%, respectively. Tireless is a development stage company that plans to engage in the acquisition, shredding and disposal of tires and tire parts.

     Consideration for the 51% ownership in Tireless included an agreement by Petrol Rem to provide working capital funding of $455,000 to Tireless. As of December 31, 2000, Petrol Rem had made cash payments of $335,940 to fund the operating and capital needs of Tireless.

     Petrol Rem recognized $164,611 of goodwill in connection with the investment in Tireless. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $8,231 as of December 31, 2000.


NOTE R - SUBSEQUENT EVENTS

     The Company made additional investments in American Inter-Metallics, Inc. of $35,000 in January 2001 and $75,000 in February 2001. These additional investments increased the Company's ownership in American Inter-Metallics, Inc. to 18.4%.

     From January through late February 2001, the Company raised net funds aggregating approximately $3,900,000 from the sale of its convertible debentures.

     In January 2001, Diasensor.com made additional investments of $250,000 in MicroIslet, Inc. and $293,951 in Diabecore
     Medical, Inc. These additional investments increased Diasensor.com's ownership percentage to approximately 17.5% and 27% in MicroIslet and Diabecore, respectively.

     In February 2001, the Company entered into an agreement with David L. Purdy in connection with his resignation from the Company and its2 affiliates. The agreement required the Company to pay Mr. Purdy an aggregate of $912,727 and place $100,000 in an escrow account for Mr. Purdy's future attorney fees.


EXHIBIT 10.14

                    EMPLOYMENT AGREEMENT


     This  Agreement is made and entered into as of the  16th  day  of

August,  2000 (the "Agreement"), by and between BICO, INC. ("Employer"

or  the  "Corporation")  and  MICHAEL P. THOMPSON  ("Employee").   The

Corporation and Employee are sometimes hereinafter referred to as  the

"Parties".


                          RECITALS:

     WHEREAS, the Corporation desires to secure the services of

Employee as its Chief Financial Officer for an extended period; and



     WHEREAS, Employee is willing to enter into this Agreement and to perform such services for the Corporation on certain terms and conditions set forth herein;



     WHEREAS, Employer is a Pennsylvania corporation with its

principal business offices in Pittsburgh, Pennsylvania.  Employee has substantial business experience and related business skills which can be utilized in Employer's business.  Employer desires to employ

Employee upon the terms and conditions hereinafter set forth, and

Employee desires to accept such employment.  Employer and Employee desire to set forth in writing the terms and conditions of their agreements and understandings.



                         AGREEMENTS:

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, and other good and valuable

consideration, the receipt and adequacy of which are hereby

acknowledged, and intending to be legally bound hereby, the Parties hereto agree that the employment of Employee by the Corporation shall be governed as follows:



                          ARTICLE 1

                         DEFINITIONS

     1.01 Annual Salary.  For purposes of this Agreement, the term

"Annual Salary" shall mean the compensation payable to Employee as provided in section 6.01 hereof.

     1.02 Cause.  For purposes of this Agreement, the term "cause" is defined to include acts of serious moral turpitude of Employee;

gross negligence of Employee in connection with the performance of his duties as provided for in this Agreement, which gross negligence causes or reasonably could cause material harm to

Employer; fraud by Employee in connection with the performance of his duties hereunder; material breach by Employee of any of the terms and conditions of this Agreement, or Employee's refusal to follow Employer's reasonable orders and directions in connection with the performance of Employee's duties, as described in

Article 5 of this Agreement, which breach or refusal is not

cured, as provided below, after receipt of written notice from

Employer specifying the breach or refusal of Employee; provided that it shall not be "cause" for termination as described in this section if Employee, upon receipt of such notice, undertakes reasonable measures to correct such breach or refusal and

diligently pursues such corrective measures to completion.

     1.03 Change in Control.  For purposes of this Agreement, a

"change in control" shall have occurred when: (i) any person becomes the beneficial owner (as defined by Regulations 13D-G of the General Rules and Regulations under the Securities and

Exchange Act of 1934, as in effect from time to time, or any successor rules or regulations thereto) of 20% or more of the voting power of the Corporation's then outstanding common stock,

if such person does not either own such shares on the date of this Agreement or receive such shares by will or by the laws of descent or distribution from a person who owned the shares on the date of this Agreement; (ii) one-third (1/3) or more of the

members of the Corporation's Board of Directors are not

continuing directors, as defined in section 1.04 herein; or (iii)

the occurrence of an exercise of a controlling influence over the management or policies of the Corporation by any person or

persons acting as a group within the meaning of Section 13(d) of the Securities and Exchange Act of 1934, as amended.  This

limitation shall not apply to a transaction in which the

Corporation forms a holding company without change in the

respective beneficial ownership interest of the stockholders other than pursuant to the exercise of any dissenter and

appraisal rights or the purchase of shares by underwriters in connection with a purchase offering.

     1.04 Continuing Director.  For purposes of this Agreement,

"continuing director" shall mean (i) any director of the

Corporation who was a member of the Corporation's Board of

Directors on July 31, 2000; and (ii) any successor of a

continuing director who is recommended, nominated, or elected to succeed the continuing director by a majority of the then

continuing directors.

     1.05 Disabled.  For purposes of this Agreement, Employee shall be deemed to be "disabled" when, in the reasonable judgment of the

Corporation's Board of Directors, he is unable to perform

substantially all of the duties required of him in connection with his employment hereunder by reason of physical or mental illness or injury, and such inability shall have continued for one hundred eighty (180) consecutive days.

     1.06 Person.  For purposes of this Agreement, the term "person"

means an individual other than Employee, or a corporation,

partnership, limited partnership, limited liability company,

trust, association, joint venture, pool, syndicate, sole

proprietorship, unincorporated organization, any "affiliate" or

"associate" as the terms are defined in Rule 12b-2 of the General

Rules and Regulations under the Securities and Exchange Act of

1934, as amended, or any other form of entity not specifically listed herein.


                          ARTICLE 2

                         EMPLOYMENT

     2.01 The Corporation hereby employs Employee, and Employee hereby accepts employment by the Corporation upon all the terms and conditions hereinafter set forth.


                          ARTICLE 3

                     TERM OF EMPLOYMENT

     3.01 Subject to the provisions for the termination of this

Employment Agreement pursuant to Article 14 hereof, the initial term of this Agreement (the "Initial Term") shall be for a period of commencing on August 16, 2000 and ending on August 31, 2005,

and continuing thereafter for successive two (2) year periods

("Renewal Terms"), unless, more than ninety (90) days prior to the expiration of the Initial Term or any Renewal Term, either

Party gives notice that this Agreement will terminate as of the end of the Initial Term or any such Renewal Term.  The Initial

Term, plus any Renewal Terms, are collective referred to herein as the "Employment Term".



                          ARTICLE 4

          EMPLOYEE'S REPRESENTATIONS AND WARRANTIES

     4.01 Employee represents and warrants to Employer that he is free to accept employment with Employer as contemplated herein, and he has no other prior obligations or commitments of any kind to anyone which would in any way interfere with the acceptance or full performance of his obligations under this Agreement.



                          ARTICLE 5

        DESCRIPTION OF DUTIES AND EXTENT OF SERVICES

     5.01 Duties.  Employee agrees to devote such working time,

energy, knowledge, and efforts as Employer deems necessary to the performance and discharge of employee's duties and

responsibilities hereunder, and such other reasonable duties and responsibilities as are assigned to him from time to time by the

Board of Directors of Employer, at the business offices of

Employer or such other places as may be designated by Employer.

Employee shall use his best efforts to be loyal and faithful at all times to Employer and to endeavor to improve his ability and his knowledge of the business of Employer in an effort to

increase the value of his services for the mutual benefit of

Employer and Employee.

     5.02 Payments.  Employee hereby agrees that all fees or other remuneration received or collected as a result of services

rendered by him to employer or otherwise relating in any manner to Employer's business shall be the property of Employer.

Employee acknowledges that his employment does not confer upon him any ownership interest in or claim upon any fees earned by

Employer for his services, whether said fees are collected during the Employment Term or thereafter.  Employee expressly agrees that the compensation and benefits received by him or payable to him under this Agreement shall satisfy and discharge in full all his claims upon Employer for compensation in respect of his

services.

     5.03 Position.  Employee shall serve as Chief Financial Officer of Employer, with such duties as are assigned to him by the Board of Directors employer consistent with his status and capacity as

Vice President of Finance of Employer.



                          ARTICLE 6

                        COMPENSATION

     As his entire compensation for all services to be rendered to

Employer during the Employment Term, in whatever capacity rendered,

and for all rights herein granted by employee to the Corporation,

Employee shall receive:

     6.01 Annual Salary.  The Corporation shall pay Employee an Annual

Salary at a rate of $300,000 beginning on August 16, 2000, and continuing until termination of Employee's employment, payable on a bi-monthly basis.  Employee's Annual Salary shall be reviewed by the Board of Directors (or by a compensation committee there

of) immediately following the six-month anniversary date of this

Agreement, and thereafter annually as of the beginning of each calendar year.  Such Annual Salary shall be adjusted consistent with Employee's performance and Employer's financial condition;

provided, however, that Employee's Annual Salary shall not be decreased except with the consent and agreement of Employee.

     6.02 Bonus.  Employee shall receive such bonus compensation, if any, as the Board of Directors shall deem appropriate.

     6.03 Fringe Benefits.  Employer shall provide Employee with normal fringe benefits provided to its executive personnel

including, without limitation, a medical program, and such other fringe benefits, including retirement programs, as employer may determine from time to time.
     6.04 Vehicle.  During the Employment Term, Employer shall

reimburse Employee for the cost of purchasing or leasing a

vehicle for business use, or at Employer's option, shall provide a company-owned vehicle to Employee.


                          ARTICLE 7

                         DEDUCTIONS

     7.01 Deductions shall be made from Employee's Annual Salary and any bonuses for withholding tax and other such taxes or similar charges as may from time to time be required by governmental authority.

                          ARTICLE 8

                          EXPENSES

     8.01 Employee is expected, from time to time, to incur reasonable expenses for promoting the business of Employer which will be reimbursed by Employer.  Such expenses include, but are not

limited to, expenses for travel, continuing professional

education, professional liability insurance, professional

licenses, professional associations, entertainment, and

miscellaneous expenses incurred in the performance of Employee's duties and responsibilities, or in the conduct of the business of

Employer.  Reimbursement for such expenses shall be subject to such regulations and procedures as Employer may from time to time establish.

                          ARTICLE 9

               FACILITIES AND PROPERTY RIGHTS

     9.01 Facilities.  Employer shall provide and maintain such facilities, equipment, and supplies as it deems necessary for

Employee's performance of his duties under this Employment

Agreement.  Employer shall pay all expenses for supplies,

publications, and office furniture necessary for Employee to conduct the services contemplated herein for Employer.

     9.02 Property Rights.  Upon termination of this Agreement,

Employee shall immediately turn over to the Corporation all of the Corporation's property, including all items used by employee in rendering services hereunder or otherwise, that may be in employee's possession or under his control.



                         ARTICLE 10

                      EMPLOYER RECORDS

     10.01     Ownership.  All books, records, and documents relating

to Employer's business shall be the sole and permanent property of Employer.  Employee shall not be entitled to any copies

thereof, notwithstanding his participation therein.

     10.02     Disclosure.  Unless required by service of legal

process, no employer records shall be displaced or delivered to,

or any information therefrom disclosed, to any person not

connected with Employer except in strict accordance with the rules of Employer from time to time established.



                         ARTICLE 11

                          VACATION

     11.01      During the term of this Agreement, Employee  shall  be

entitled   to   four   (4)  weeks  of  annual   vacation,   and   such

additional   vacation,   if  any,  as  the  Corporation's   Board   of

Directors  shall  deem appropriate.  Employee shall  not  be  entitled to  carry  vacation  over from year to year,  nor  shall  Employee  be paid  for  unused  vacation  time, unless specifically  authorized  by

Employer's Board of Directors.



                         ARTICLE 12

                         DISABILITY

     12.01      Disability.   If Employee should become  disabled  (as

defined  in  section  1.02  hereof) during  the  Employment  Term,  in lieu  of  the  Annual  Salary provided for  in  section  6.01  hereof,

Employee   shall  be  paid  the  amounts  set  forth  below,  reduced,

however,   by   an  amount  paid  directly  to  Employee   under   any

disability  insurance  policy  with  respect  to  which  Employer  has

paid  the  premiums.   Such  amounts shall be  payable  regardless  of

whether   Employer  terminates  this  Agreement  pursuant  to  Section

14.02(iv).

     12.02     First Year.  During the first year or any part thereof

of any disability, Employee shall be paid at a rate of one

hundred percent (100%) of his Annual Salary at the time of

commencement of the disability.

     12.03     Second Year.  During the second year or any part

thereof of any disability, Employee shall be paid at a rate of seventy percent (70%) of his Annual Salary at the time of

commencement of the disability.

     12.04     After Second Year.  If, after two (2) years, Employee

continues to be disabled, he shall be deemed to be permanently incapacitated, and Employee shall no longer receive any

remuneration hereunder, except as set forth in any disability insurance policy owned by Employer for Employee.  Nothing herein shall create an obligation on the part of Employer to acquire any such disability insurance policies, or if acquired, to continue such coverage in force.


                         ARTICLE 13

                          STANDARDS

     13.01     Employee shall perform his duties under this Agreement

in accordance with the highest standards of professional ethics and practices as may from time to time be applicable during the

Employment Term.

                         ARTICLE 14

                  TERMINATION OF EMPLOYMENT

     14.01     Termination by Employee.  In the event that Employee

shall terminate his employment with Employer for any reason,

Employer shall pay to Employee as final remuneration all amounts accrued, due and payable under this Agreement, to the extent not previously paid to Employee, in accordance with the terms hereof.

Employee may terminate this Agreement effective ninety (90) days after he gives written notice of his intent to do so.

     14.02     Termination by Employer.  The Employment Term may, at

the option of the Board of Directors of Employer, be terminated upon the happening of any of the following events:

        (i)   If Employee accepts (without having obtained the prior

              written consent of Employer) employment with any other company,

              and fails to terminate such employment within five (5) days after receipt of written notice from Employer to do so;

        (ii)  If Employee shall become, without having obtained the prior written consent of Employer, a director or stockholder owning more than 10% of the outstanding common stock of a company which materially competes with Employer's business;

        (iii) If this Agreement shall become terminable for cause, as that term is defined in section 1.02 hereof; or

        (iv)  If Employee shall become disabled, as that term is defined in section 1.05 hereof.

     14.03     Death of Employee.  This Agreement shall terminate

immediately upon the death of Employee, in which event all

compensation, reimbursable expenses and other benefits accrued through the date of Employee's death, as well as any payments required pursuant to Article 18 hereof, shall be paid to

Employee's estate or beneficiary.  Moreover, in the event of

Employee's death during the Employment Term, the Corporation shall continue to pay Employee's Annual Salary, in quarterly installments at the then-current rate, for a period of one (1)

year following his death.

     14.04     Mutual Termination.  This Agreement may be terminated

at any time by the Parties' mutual written agreement to do so.


                         ARTICLE 15

        CONFIDENTIALITY AND DISCLOSURE OF INFORMATION

     15.01     Employee acknowledges that, in and as a result of his

employment hereunder, he will be making use of, acquiring and/or adding to confidential or proprietary information developed by

Employer and of a special and unique nature and value to

Employer, including, but not limited to, the nature and material terms of business opportunities and proposals available to

Employer, Employer's products, methods, systems and research, the names and addresses of its customers and suppliers, prices

charged and paid by employer or its customers, technical

memoranda, research reports, laboratory notebooks, designs and specifications, record cards, customers' and suppliers' records,

customer files, services, operating procedures, charts, accounts receivable ledgers, methods and systems, accounts payable

ledgers, record of amounts received from customers, financial records of Employer and of customers, insurance records, and other information, data, and documents now existing or hereafter acquired by Employee or Employer, regardless of whether any such information, data, or documents qualify as a "trade secret" under applicable Federal or State law (collectively, the "Confidential

Information").  As a material inducement to employer to enter into this Agreement and to pay Employee the compensation referred to in Article 6 hereof, along with other consideration provided herein, Employee covenants and agrees that he shall not at any time during the Employment Term or following any termination thereof, directly or indirectly, divulge or disclose or use for any purpose whatsoever (except for the sole and exclusive benefit of Employer), and Confidential Information which has been

obtained by or disclosed to him as a result of his employment with Employer.  In accordance with the foregoing, Employee

further agrees that he will at no time retain or remove from the

Corporation's premises records of any kind or description

whatsoever for any purpose whatsoever unless authorized by

Employer, and will return all of the foregoing to Employer upon

Employer's request or upon any termination of his employment.  In the event of a breach or threatened breach by Employee of any of the provisions of this Article 15, Employer, in addition to and not in limitation of any other rights, remedies, damages

available to Employer at law or in equity, shall be entitled to a permanent injunction in order to prevent or to restrain any such breach by employee or by Employee's partners, agents,

representatives, servants, employers, employees and/or any and all persons directly or indirectly acting for or with him.



                         ARTICLE 16

                COVENANT AGAINST COMPETITION

     16.01     Non-Competition.  Employee acknowledges that his

services to be rendered hereunder are of a special and unusual character which have a unique value to Employer, the loss of which cannot adequately be compensated by damages in an action at law.  In view of the unique value to employer of the services of

Employee for which Employer has contracted hereunder, and because of the Confidential Information to be obtained by or disclosed to

Employee as set forth in Article 15 herein, and as a material inducement to Employer to enter into this Employment Agreement and to pay to Employee the compensation referred to in Article 6 hereof and other consideration provided herein, employee

covenants and agrees that he will not during the Employment Term and for a period of one (1) year after any termination thereof:

(i) engage in any business in competition with the business of

Employer as conducted during the Employment Term (the

"Activities") in the geographic area (the "Area") consisting of

(a) the States of Pennsylvania, New Jersey and New York, and (b)

any other state in the United States (including the District of

Columbia) in which Employer has sales of products or services during the Employment Term; (ii) become associated as manager,

supervisor, employee, officer, director, consultant, advisor,

stockholder owning more than 10% of the outstanding stock, or otherwise with any person engaging in any activity competitive with the Activities anywhere within the Area; (iii) call upon any customer of Employer for the purposes of engaging in any

activities for any person other than Employer competitive with the Activities within the Area; (iv) divert, solicit, or take away any customer or customers of Employer or solicit, hire, or attempt to hire any employee of Employer; or (v) attempt to

convert to other methods of using the same or similar products or services as provided by Employer, any customer or account of

Employer located in the Area with which Employee has had any contact as a result of his employment by Employer hereunder.

     16.02     Non-Usurpation.  During the Employment Term, Employee

covenants and agrees that he shall offer to Employer any business opportunities which shall become available to him as a result of his employment by Employer.

     16.03     Remedies.  Employee covenants and agrees that if he

shall violate any of his covenants or agreements provided for pursuant to this Article, Employer shall be entitled to an

accounting and repayment of all profits, compensation,

commissions, remuneration, or benefits which employee, directly or indirectly, has realized and/or may realize as a result of,

growing out of, or in connection with any such violation; such remedy shall be in addition to and not in limitation of any

injunctive relief or other rights or remedies to which Employer may be entitled at law or in equity or under this Agreement.

Employee also consents to the jurisdiction of the Commonwealth of

Pennsylvania in connection with any action or proceeding which seeks to enforce Employer's rights under this Article 16.


                         ARTICLE 17

               REASONABLENESS OF RESTRICTIONS

     17.01     Acknowledgment.  Employee has carefully read and

considered the provisions of Article 15 and 16 hereof, and having done so, agrees that the restrictions set forth in such Articles

(including, but not limited to, the time period of restriction and the geographical areas of restriction set forth in Article 16 hereof) are fair and reasonable and are reasonably required for the protection of the interests of Employer, its officers,

directors, and other employees.

     17.02     Severability and Modification.  In the event that,

notwithstanding the foregoing, any of the provisions of Articles

15 and 16 shall be held to be invalid or unenforceable, the

remaining provisions thereof shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts had not been included therein.  In the event that any

provision of Article 16 hereof relating to time period and/or areas of restriction shall be declared by a court of competent jurisdiction to exceed the maximum time period or areas such court deems reasonable and enforceable, said time period and/or areas of restriction shall be deemed to become, and thereafter be, the maximum time period and/or area which such court deems reasonable and enforceable.


                         ARTICLE 18

            CHANGE IN CONTROL; SEVERANCE PAYMENTS

     18.01     Change in Control.  In the event that a change in

control of the Corporation (as defined in section 1.03 hereof)

occurs during the Employment Term, then, regardless of whether

Employee thereafter continues to be employed by the Corporation,

Employee shall be issued, on the date of the change in control,

at no cost to him, a number of shares of common stock of the

Corporation equal to two percent (2%) of the outstanding shares of common stock of the Corporation immediately after the change in control.

     18.02     Termination.  Upon the occurrence of any Triggering

Event (as defined below), Employer shall pay, in quarterly

installments, to Employee, as severance payments, the following amounts:  (i) during the three (3) year period commencing on the date of termination of Employee's employment hereunder (the

"Termination Date"), an amount equal to one hundred percent

(100%) of Employee's Annual Salary during the year preceding the

Termination Date; (ii) during the two (2) year period commencing on the third anniversary of the Termination Date, an amount equal to fifty percent (50%) of Employee's Annual Salary during the year preceding the Termination Date; and (iii) during the five

(5) year period commencing on the fifth Anniversary of the

Termination Date, an amount equal to twenty-five percent (25%) of

Employee's Annual Salary during the year preceding the

Termination Date.  Notwithstanding the foregoing, there shall be credited against the foregoing payments any amounts received by

Employee, or which Employee is entitled to receive, during the ten (10) year period commencing on the Termination Date, which amounts (i) are paid or payable from any pension, profit sharing or other qualified retirement plan maintained by Employer or any of its affiliates, (ii) represent Employer's contributions to such plan or plans, or interest thereon, and not Employee's

contributions, or interest thereon, and (iii) are paid or payable to employee without liability for any excise tax or similar tax or penalty on early distributions.

          For the purposes of this Article 18, the term "Triggering

Event" shall mean the termination of Employee's employment with

Employer for any reason (including, without limitation, by reason of

Employee's death, disability, retirement or involuntary termination without cause); provided, however, that "Triggering Event" shall not include a termination for cause of Employee's employment or a voluntary termination by Employee prior to reaching age sixty-five

(65).

     18.03     Medical Coverage.  During the period described in

section 18.02 and so long as Employee is entitled to receive payments thereunder, Employer shall continue to provide medical insurance coverage for Employee and his dependents at least equal to that which was provided at the Termination Date.

     18.04     Consideration.  All payments received by Employee under

sections 18.01, 18.02, or 18.03 constitute a portion of the

consideration for the rights granted to Employer under Article 15 and 16 hereof, as well as severance pay.


                         ARTICLE 19

                       INDEMNIFICATION

     19.01     Indemnification.  Employee (or his legal

representative) shall be indemnified for all legal expenses and all liabilities in connection with any proceeding involving him by reason of his being or having been a director, officer,

employee, or agent of the Corporation or any of its affiliates to the extent permitted by the laws of the Commonwealth of

Pennsylvania or the states of incorporation of the Corporation's affiliates, irrespective of whether Employee is employed by the

Corporation at the time an action resulting in such expenses or liabilities occurs.

     19.02     Costs.  In the event of any action, proceeding, or

claim against Employee arising out of his serving or having

served as aforesaid in section 19.01 hereof, which in Employee's reasonable judgment requires him to retain counsel or otherwise expend personal funds for his defense in connection therewith,

the Corporation shall advance to Employee (or pay directly to his counsel) counsel fees and other costs associated with Employee's defense of such action, proceeding, or claim


                         ARTICLE 20

                LAW APPLICABLE; SEVERABILITY

     20.01     This Agreement shall be governed by and construed

pursuant to the laws of the Commonwealth of Pennsylvania, where it is made and executed.  If any terms or part of this Agreement shall be determined to be invalid, illegal, or unenforceable in whole or in part, the validity of the remaining part of such term or the validity of any other terms of this Agreement shall not in any way be affected.  All provisions of this Agreement shall be construed to be valid and enforceable to the fullest extent

permitted by law.



                         ARTICLE 21

                           NOTICE

     21.01     Any notices required or permitted to be given pursuant

to this Agreement to Employer or Employee shall be in writing and shall be deemed given upon personal delivery thereof or upon deposit of the same in the United States mail, certified or

registered mail, return receipt requested, first class postage and registration fees prepaid, and addressed to the principal office of Employer or to Employee's last known principal

residence address, or such other address as is most recently designated by a Party by notice given as aforesaid.

                         ARTICLE 22

             BINDING PROVISIONS AND PERFORMANCE

     22.01     This Agreement shall inure to the benefit of and be

binding upon the Parties hereto and their successors in interest of any kind whatsoever, and all such parties agree to be bound by the provisions contained herein.

                         ARTICLE 23

                          AMENDMENT

     23.01     No amendment or variation of the terms of this

Employment Agreement shall be valid unless made in writing and signed by the Parties hereto.

                         ARTICLE 24

                 ENTIRE EMPLOYMENT AGREEMENT

     24.01     This Employment Agreement represents the entire

agreement between the Parties hereto with respect to the subject matter hereof and there are no representations, warranties, or commitments, except as set forth herein.  This Agreement may be amended only by an instrument in writing executed by the Parties hereo.


                         ARTICLE 25

             WAIVER OF VIOLATION NOT CONTINUING

     25.01     The waiver by either Party of a breach or violation of

any provision of this Agreement shall not operate as or be

construed to be a waiver of any subsequent breach.


                         ARTICLE 26

                         ASSIGNMENT

     26.01     This Agreement is personal to each of the Parties

hereto, and neither Party may assign nor delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other Party.


                         ARTICLE 27

                          HEADINGS

     27.01     The section headings used in this Agreement are

included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.



                         ARTICLE 28

                         ARBITRATION

     28.01     Except as otherwise provided in this Agreement, any

controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and

judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.  In reaching his or her decision, the arbitrator shall have no authority to change or modify any provision of this Agreement.


                         ARTICLE 29

                       SAVINGS CLAUSE

     29.01     Should any valid Federal or State law or final

determination of any administrative agency or court of competent jurisdiction affect any provision of this Agreement, the

provision or provisions so affected shall be automatically

conformed to the law or determination, and otherwise this

Agreement shall continue in full force and effect.



                         ARTICLE 30

                        COUNTERPARTS

     30.01     This Employment Agreement may be executed in multiple

counterparts, each of which shall be an original, but all of which shall be deemed to constitute one instrument.


                         ARTICLE 31

                        BENEFICIARIES

     31.01     In the event that Employee shall die prior to his

receipt of all payments to which he is entitled hereunder, all remaining payments shall be made to the beneficiary or

beneficiaries designated by Employee by a signed and dated

writing given to Employer for this purpose, or if none, then to

Employee's surviving spouse, or if none, then to his estate.



     IN WITNESS WHEREOF, the undersigned have hereunto set their hands and seals on the day and year first above written.



ATTEST:                                 EMPLOYER:
                                        BICO, Inc.


_____________________________________   By: /s/ Fred E. Cooper

Title:_________________________________ Title: CEO


WITNESS:                                EMPLOYEE:


_____________________________________   /s/ Michael P. Thompson
                                            Michael P. Thompson