Form 10-Q
period 2001-03-31
BICO INC/PA
filed 2001-05-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       March 31, 2001

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

                         Yes   X        No

     As of March 31, 2001, 1,383,704,167 shares of BICO, Inc.
common stock, par value $.10 were outstanding.

                                           BICO, Inc. and Subsidiaries
                                           Consolidated Balance Sheets

                                                              Mar. 31, 2001    Dec. 31, 2000
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $  5,453,362     $ 7,844,807
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Mar. 31, 2001 and Dec. 31, 2000                     406,527         400,950
 Inventory - net of valuation allowance                             954,584         805,224
 Related party notes receivable                                      58,940          87,706
 Notes receivable                                                 3,018,166       1,926,363
 Interest receivable                                                 96,530          48,252
 Prepaid expenses                                                   986,566         988,354
 Other current assets                                                47,268          47,268
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            11,021,943      12,148,924


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         2,529,176       2,529,176
 Land                                                               246,250         246,250
 Leasehold improvements                                           1,931,395       1,848,674
 Machinery and equipment                                          6,598,789       6,405,594
 Furniture, fixtures & equipment                                    930,537         921,195
                                                              -------------    -------------
  Subtotal                                                       12,236,147      11,950,889

 Less accumulated depreciation                                    5,492,828       5,288,910
                                                              -------------    -------------
                                                                  6,743,319       6,661,979

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,147,871       1,174,738
  Interest receivable                                                 8,604          13,463
                                                              --------------    ------------
                                                                  1,156,475       1,188,201
  Allowance for related party receivables                        (1,156,475)     (1,188,201)
                                                              -------------     ------------
                                                                      -               -

 Notes receivable                                                   190,806         200,000
 Goodwill, net of amortization                                      684,032         694,895
 Investment in unconsolidated subsidiaries                        2,612,099       2,061,439
 Other assets                                                       161,638         162,833
                                                              -------------    -------------
                                                                  3,648,575       3,119,167
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 21,413,837    $ 21,930,070
                                                              =============    =============

 The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)



                                                              Mar. 31, 2001     Dec. 31, 2000
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                             $    445,959    $    578,520
  Current portion of long-term debt                               4,623,577       5,182,783
  Current portion of capital lease obligations                       91,583          98,788
  Debentures payable                                             10,655,659       2,400,000
  Accrued liabilities                                             3,437,591       3,131,765
  Escrow payable                                                      2,700           2,700
                                                              -------------    -------------
        TOTAL CURRENT LIABILITIES                                19,257,069      11,394,556

LONG-TERM LIABILITIES
  Capital lease obligations                                       2,181,826       2,203,673
  Long - term debt                                                    3,343           7,864
                                                              -------------    -------------
                                                                  2,185,169       2,211,537


UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                                    404,940         434,990

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 1,700,000,000 shares, issued and
    outstanding 1,383,704,167 at Mar. 31, 2001 and
    Dec. 31, 2000                                               138,370,417     138,370,417
   Additional paid-in capital                                    89,094,066      87,035,096
   Warrants                                                       6,221,649       6,204,235
   Accumulated deficit                                         (234,119,473)   (223,720,761)
                                                              -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                               (433,341)      7,888,987
          TOTAL LIABILITIES AND                               -------------    -------------
            STOCKHOLDER' EQUITY                                $ 21,413,837    $ 21,930,070
                                                              =============    =============

The accompanying notes are an integral part of these statements.


                             BICO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                   For the three months ended March 31,
                                              2001            2000
                                          (Unaudited)     (Unaudited)
                                          ----------      -----------
Revenues
  Net Sales                             $    599,007     $    18,998
  Other income                                 7,418              -
                                          ----------      -----------
                                             606,425          18,998

Costs and expenses
  Cost of products sold                      424,092          30,660
  Research and development                 1,285,222       2,150,323
  General and administrative               6,238,852       3,203,967
  Amortization of goodwill                   182,715          77,207
                                           ----------     -----------
                                           8,130,881       5,462,157
                                           ----------     -----------
    Loss from operations                  (7,524,456)     (5,443,159)

Other income
  Interest                                   124,600         164,318

Other expense
  Debt issue costs                           679,174         985,000
  Beneficial convertible debt feature      2,063,915       2,462,500
  Interest expense                           229,194         151,757
  Loss on unconsolidated subsidiaries         72,192           8,750
  Loss on disposal of assets                  18,311          15,874
                                           ----------     -----------
                                           3,062,786       3,623,881
                                           ----------     -----------
    Loss before unrelated
      investors' interest                (10,462,642)     (8,902,722)

Unrelated investors' interest in
  net loss of subsidiary                      63,930        (228,824)
                                           ----------     -----------

  Net loss                              $(10,398,712)    $(9,131,546)
                                           ==========      ===========

  Loss per common share - Basic:
   Net Loss                             $      (0.01)    $     (0.01)
   Less: Preferred stock dividends             (0.00)          (0.00)
                                           ----------     -----------
   Net loss attributable to
    common stockholders                 $      (0.01)    $     (0.01)
                                           ==========     ===========

  Loss per common share - Diluted:
   Net Loss                             $      (0.01)    $     (0.01)
   Less: Preferred stock dividends             (0.00)          (0.00)
                                           ----------      -----------
   Net loss attributable to
    common stockholders                 $      (0.01)    $     (0.01)
                                           ==========      ===========


The accompanying notes are an integral part of these statements.

                      BICO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the three months ended
                                               March 31, 2001    March 31, 2000
                                               --------------    --------------

Cash flows used by operating activities:
 Net loss                                       $(10,398,712)    $( 9,131,546)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                       228,528          157,056
  Amortization                                       182,715           77,207
  Loss on disposal of assets                          18,311           15,874
  Loss on unconsolidated subsidiaries                 72,192            8,750
  Unrelated investors' interest in subsidiaries      (63,934)         228,824
  Beneficial convertible debt feature              2,063,915        2,462,500
  Warrants granted                                    17,414          190,298
  Warrants and warrant extensions by subsidiaries          0          281,493
  Allowance for related party note receivable        (31,726)         (11,162)
  (Increase) decrease in accounts receivable          (5,577)         (15,497)
  (Increase) decrease in inventories                (299,360)         821,880
  Increase (decrease) in inventory
     valuation allowance                             150,000         (814,373)
  (Increase) decrease in prepaid expenses              1,788          (79,195)
  (Increase) decrease in other assets                (10,622)        (500,250)
  Increase (decrease) in accounts payable           (132,561)           4,948
  Increase (decrease) in other liabilities           305,826         (484,714)
                                                  ------------      ------------
   Net cash flow used by operating activities     (7,901,803)      (6,787,907)
                                                  ------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (328,179)        (242,401)
  (Increase) decrease in notes receivable         (1,082,609)         (55,000)
  Payments received on notes receivable               55,633           35,285
  (Increase) decrease in interest receivable         (43,419)           1,690
  Acquisition of unconsolidated subsidiary
     interests                                      (753,948)      (1,223,784)
                                              --------------      ------------
 Net cash provided (used) by
  investing activities                            (2,152,522)      (1,484,210)
                                              --------------      ------------

Cash flows from financing activities:
 Proceeds from warrants exercised                          0          899,420
 Proceeds from sale of Preferred stock-Series F            0        4,275,000
 Proceeds from debentures payable                  8,255,659        9,850,000
 Payments on notes payable                          (563,727)         (37,906)
 Payments on capital lease obligations               (29,052)         (20,334)
                                              --------------      ------------

   Net cash provided by financing activities       7,662,880       14,966,180
                                              --------------      ------------

   Net increase (decrease) in cash                (2,391,445)       6,694,063

 Cash and cash equivalents, beginning of year      7,844,807       10,827,631
                                               -------------       -----------

 Cash and cash equivalents, end of year          $ 5,453,362      $17,521,694
                                              ==============      ============


The accompanying notes are an integral part of these statements.




                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, ViaCirQ, Inc., and its 58.4% owned subsidiary, ICTI, Inc., and its 100% owned subsidiary, Ceramic Coatings Technologies, Inc., and its 51% owned subsidiary, B-A-Champ.com, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - Notes Receivable

During the three months ended March 31, 2001, Petrol Rem, Inc. (a 75% owned subsidiary) loaned an additional $1,091,803 to a company involved in the acquisition and management of environmental entities. The loan, which bears interest at a rate of 10% per annum is due on August 31, 2001, and is collateralized by a security interest and lien on all of the company's assets including its rights to any and all contracts, options or claims of that company to purchase or acquire the assets of any environmental company.


NOTE C - Investments in Unconsolidated Subsidiaries

In 2000, the Company acquired a twenty-five percent (25%) interest in Insight Data Link.com, Inc. for $100,000. The Company made no additional investments in Insight Data Link.com, Inc. in the three months ended March 31, 2001. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

During the three months ended March 31, 2001 the Company invested an additional $110,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company has invested $920,000 in AIM and its ownership is approximately 18.4%. Upon completion of funding, the Company's ownership will increase to 20%. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

During the three months ended March 31, 2001, Diasense invested an additional $350,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $1,350,000 in MicroIslet and its ownership is approximately 18.5%. Diasense has an option to purchase an additional 1.5% interest in MicroIslet and holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

During the three months ended March 31, 2001, Diasense invested an additional $293,948 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $987,472 in Diabecore and owns approximately 28.2% of this unconsolidated subsidiary. Diasense also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the company's ownership to 35%. Diasense holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of March 31, 2001 and December 31, 2000 are as follows:


                   Investment
Unconsolidated         in               Unamortized
  Subsidiary       Underlying            Goodwill                  Total
                   Net Assets
                Mar.31,    Dec. 31,   Mar.31,   Dec. 31,     Mar.31,   Dec. 31,
                 2001        2000      2001       2000        2001       2000

American Inter-
Metallics, Inc. $273,446  $222,912  $  466,967 $  441,004  $  740,413 $  663,916

Insight Data      27,003    28,503      49,262     52,546      76,265     81,049
Link.com

MicroIslet,Inc.   78,992    50,731     908,472    688,508     987,464    739,239

Diabecore        129,148    50,615     678,809    526,620     807,957    577,235
                 -------   -------     -------    -------     -------    -------
Total           $508,589  $352,761  $2,103,510 $1,708,678  $2,612,099 $2,061,439



NOTE D- Subordinated Convertible Debentures

During the first quarter of 2001 the Company issued subordinated 4% convertible debentures totaling $8,255,659. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,063,915 expense was recognized upon issuance for the beneficial conversion feature of these debentures.


NOTE E - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of March 31, 2001, $2,150,000 has been paid toward the settlement. An additional $1,300,000 is included in accrued liabilities and will be paid in July 2001. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the company believes that the existing settlement will end this matter.


NOTE F - Subsequent Events

In  April  2001, the Company made an additional investment  of
$80,000  in  American Inter-Metallics, Inc.   This  additional
investment increased the Company's ownership percentage to 20%.

In  May  2001,  the  Company's subsidiary, Diasense,  made  an
additional  investment of $150,000 in MicroIslet,  Inc.   This
addition investment increased Diasense's ownership percentage to 20%.

In April 2001, the Company registered 284,217,673 shares of common stock on Form S-1 on behalf of the selling shareholders. These shares are issuable upon conversion of $10,655,659 of 4% subordinated convertible debentures. Through May 10, 2001, 104,413,700 shares of common stock were issued when $4,256,706 of these debentures were converted.




 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

                    Liquidity and Capital Resources

Our cash decreased to $5,453,362 as of March 31, 2001 from $7,844,807 as of December 31, 2000 primarily due to the factors discussed below.

During the three months ended March 31, 2001 our net cash flow used by operating activities was ($7,901,803). During the same period, our net cash flow used by investing activities was ($2,152,522) due primarily to the acquisition of property, plant and equipment, additional loans made to a company involved in the acquisition and management of environmental entities, and additional investments in unconsolidated subsidiaries which we discuss in the following three paragraphs.

During the first three months of 2001, we made additional investments in unconsolidated subsidiaries. BICO invested an additional $110,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $920,000. We increased our investment in AIM because our management believes this company will generate revenue.

Our subsidiary, Diasense, Inc. also made investments in unconsolidated subsidiaries during the first quarter of 2001. An additional $350,000 was invested in MicroIslet, Inc., a company working with Duke University on several diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of March 31, 2001, Diasense had invested $1,350,000 in MicroIslet and owned approximately 18.5% of this company. The company has an option to increase its ownership to 20%. Diasense also increased its investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In the first quarter of 2001, Diasense invested $293,948 in Diabecore increasing the total amount invested to $987,472 and its ownership in this company to approximately 28.2%. This project is also in the research and development phase. Diasense increased these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those additional investments in American Inter-Metallics, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $2,061,439 as of December 31, 2000 to $2,612,099 at March 31,
2001. The money we spent investing in these companies came from stock and debenture sales during 2000 and 2001.

Acquisitions   of  property,  plant  and  equipment   included
increases of machinery and equipment of $193,195 for the quarter March 31, 2001 primarily due to additions of hyperthermia equipment for our ViaCirQ subsidiary. Leasehold improvements increased by $82,721 primarily due to renovations made to the Indiana, PA facility.

Current - short-term - notes receivable increased during the three months ended March 31, 2001 when our subsidiary, Petrol Rem, advanced an additional $1,091,803 to Practical Environmental Solutions, an unaffiliated company involved in the acquisition and management of environmental companies. Interest receivable increased from $48,252 as of December 31, 2000 to $96,530 at March 31, 2001 due to additional interest accrued on notes receivable.

Our net inventory increased from $805,224 as of December 31, 2000 to $954,584 as of March 31, 2001. The increase was due to an inventory build-up for the ThermoChem hyperthermia products and our noninvasive glucose sensor product.

Current related party receivables decreased by $28,766 during the three-month period ended March 31, 2001 due to scheduled repayments on related party notes.

Accounts payable decreased by $132,561 during the quarter ended March 31, 2001 due to additional payments in the ordinary course of business. Accrued liabilities increased by $305,826 during the same period due to accrued interest on notes payable and debentures and increased liabilities for accrued payroll and vacation.

Debentures payable of $8,255,659 were recorded during the three months ended March 31, 2001 because we sold convertible subordinated debentures during the first quarter to raise capital to fund operations.

                    Results of Operations

Our sales and corresponding costs of products sold during the three months were $599,007 and $424,092 respectively in 2001 compared to $18,998 and $30,660 in 2000. The increase in sales was primarily due to sales of $516,089 for Petrol Rem's subsidiary, Intco, which was acquired in the fourth quarter of 2000 and therefore not included in the first three months of 2000 operations. In addition, we recognized sales of $48,838 from our hyperthermia products and $21,776 from our metal coating products, neither of which produced sales in the first quarter of 2000. The increase in sales of metal coating products was due to repeat customers who sent us more work once they were satisfied with our earlier performance. Until we have significant sales, we can't predict any trends for future revenues. Our costs increased due to the increase in sales of our various products. Our other product sales decreased in total, but not significantly. Bioremediation product sales totaled $16,024 during the first three months of 2000, with a decrease to $4,089 during the first three months of 2001. This decrease is primarily due to the timing of orders being placed. During the first three months of 2000 and 2001, sales of $5,450 and $8,225, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs.

Other income increased from zero during the first three months of 2000 to $7,418 during the first three months of 2001. The increase was primarily due to rental income.

Interest income decreased during the first three months to $124,600 in 2001 from $164,318 in 2000. The decrease occurred because we had less funds to invest.

Research and Development expenses during the first three months decreased to $1,285,222 in 2001 from $2,150,323 in 2000. The decrease was due to reduced research activities on our hyperthermia products and the redeployment of resources from research activities to production of the hyperthermia products.

General and Administrative expenses during the first three months increased from $4,188,967 in 2000 to $6,238,852 in
2001. The increase is primarily due to increases in salaries, professional services and travel expenses as well as $912,727 paid under an agreement with David L. Purdy in connection with his resignation from the Company and its affiliates.

Amortization of goodwill increased from $77,207 to $182,715 for the first three months of 2000 to 2001. The increase is due to additional investments in unconsolidated subsidiaries as of March 31, 2001 compared with March 31, 2000. A portion of these investments is recognized as goodwill and amortized over a five-year period. Our loss in unconsolidated subsidiaries increased to $72,192 for the first quarter of 2001 compared to $8,750 for the same period in 2000 due to the increased investments in unconsolidated subsidiaries. This loss resulted because we absorbed part of losses incurred by unconsolidated subsidiaries. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first three months of 2001 compared to $2,462,500 for the same period in 2000. The amount decreased primarily because we issued fewer debentures this year compared to last year.



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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

A report on form 8-K filed March 12, 2001 for the event dated
March 12, 2001. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

A report on form 8-K filed March 15, 2001 for the event dated
March 15, 2001. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

A report on form 8-K filed March 23, 2001 for the event dated
March 22, 2001. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

A report on form 8-K filed March 27, 2001 for the event dated
March 27, 2001. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

A report on form 8-K filed April 30, 2001 for the event dated
April 26, 2001. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

A report on form 8-K filed May 2, 2001 for the event dated May
1, 2001.  The items listed were Item 5, Other Events, and Item
7(c), Exhibits.

A report on form 8-K filed May 10, 2001 for the event dated
May 4, 2001.  The items listed were Item 5, Other Events, and
Item 7(c), Exhibits.

A report on form 8-K filed May 10, 2001 for the event dated
May 9, 2001.  The items listed were Item 5, Other Events, and
Item 7(c), Exhibits.



     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2000.



                              BICO, INC.

                              By  /s/  Fred E. Cooper
                                       Fred E. Cooper
                                       CEO and Director

                              By /s/ Michael P. Thompson
                                    (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)