Form 10-Q
period 2001-06-30
BICO INC/PA
filed 2001-08-10
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       June 30, 2001

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

                         Yes   X        No

     As of June 30, 2001, 1,644,831,160 shares of BICO, Inc.
common stock, par value $.10 were outstanding.

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                                                               (UNAUDITED)
                                                              Jun. 30, 2001    Dec. 31, 2000
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                         $  3,094,569     $  7,844,807
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Jun. 30, 2001 and $43,664 at Dec. 31, 2000         431,553          400,950
 Inventory - net of valuation allowance                          1,063,460          805,224
 Related party notes receivable                                    848,880           87,706
 Notes receivable                                                3,083,704        1,926,363
 Interest receivable                                               195,424           48,252
 Prepaid expenses                                                  850,067          988,354
 Other current                                                      62,268           47,268
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                            9,629,925       12,148,924


PROPERTY, PLANT AND EQUIPMENT
 Building                                                        2,529,176        2,529,176
 Land                                                              246,250          246,250
 Leasehold improvements                                          1,982,336        1,848,674
 Machinery and equipment                                         6,981,706        6,405,594
 Furniture, fixtures & equipment                                   910,591          921,195
                                                              -------------    -------------
  Subtotal                                                      12,650,059       11,950,889

 Less accumulated depreciation                                   5,739,526        5,288,910
                                                              -------------    -------------
                                                                 6,910,533        6,661,979

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                               1,145,968        1,174,738
  Interest receivable                                                6,633           13,463
                                                              -------------    -------------
                                                                 1,152,601        1,188,201
  Allowance for related party receivables                       (1,152,601)      (1,188,201)
                                                              -------------     ------------
                                                                     -                -

 Notes receivable                                                  165,208          200,000
 Goodwill, net of amortization                                     676,674          694,895
 Investment in unconsolidated subsidiaries                       2,605,225        2,061,439
 Other assets                                                      191,521          162,833
                                                              -------------    -------------
                                                                 3,638,628        3,119,167
                                                              -------------    -------------
         TOTAL ASSETS                                         $ 20,179,086     $ 21,930,070
                                                              =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO,Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                                     (UNAUDITED)
                                                                    Jun. 30, 2001    Dec. 31,  2000
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  1,093,672     $    578,520
  Notes payable                                                         6,491,650            -
  Current portion of long-term debt                                     4,129,935        5,182,783
  Current portion of capital lease obligations                             86,714           98,788
  Debentures payable                                                      913,808        2,400,000
  Accrued liabilities                                                   3,387,200        3,131,765
  Escrow payable                                                            2,700            2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                      16,105,679       11,394,556

LONG-TERM LIABILITIES
  Capital lease obligations                                             2,163,966        2,203,673
  Long-term debt                                                            1,848            7,864
                                                                    -------------    -------------
                                                                        2,165,814        2,211,537
COMMITMENTS AND CONTINGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                          355,486          434,990

STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share,
   authorized 2,500,000,000 shares, issued and
   outstanding 1,664,831,165 at Jun. 30, 2001 and
   1,383,704,167 at Dec. 31, 2000                                     164,483,116      138,370,417
   Additional paid-in capital                                          72,854,939       87,035,096
   Warrants                                                             6,221,649        6,204,235
   Accumulated deficit                                               (242,007,597)    (223,720,761)
                                                                     -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                    1,552,107        7,888,987
                                                                     -------------    -------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                     $ 20,179,086     $ 21,930,070
                                                                     =============    =============

The accompanying notes are an integral part of these statements.


                       BICO,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                         For the six months ended       For the three months ended
                                                                  Jun. 30,                        Jun. 30,
                                                             2001          2000             2001              2000
                                                        --------------  --------------  --------------   --------------
Revenues
   Net Sales                                            $    1,355,475  $     38,813     $    756,468     $    19,815
   Other  income                                                 8,563         -                1,145           -
                                                        --------------  --------------  --------------   --------------
                                                             1,364,038        38,813          757,613          19,815
Costs  and  expenses
   Cost  of  products  sold                                    861,870        58,228          437,778          27,568
   Research  and  development                                2,861,146     3,805,960        1,575,924       1,655,637
   General  and  administrative                             11,810,788     6,579,463        5,571,932       3,403,798
   Amortization of goodwill                                    374,768       136,737          192,053          59,530
                                                        --------------  --------------  --------------   --------------
                                                            15,908,572    10,580,388        7,777,687       5,146,533
                                                        --------------  --------------  --------------   --------------
    Loss from operations                                   (14,544,534)  (10,541,575)      (7,020,074)     (5,126,718)
                                                        --------------  --------------  --------------   --------------

Other income
  Interest                                                     319,209       327,949          194,609         163,631

Other expense
  Debt issue costs                                           1,520,158       985,000          840,984           -
  Beneficial convertible debt feature                        2,063,915     2,462,500            -               -
  Interest expense                                             437,366       316,422          208,172         136,363
  Loss on unconsolidated subsidiary                            165,588         8,750           93,396           -
  Loss on disposal of assets                                    18,603        15,874              292           -
                                                         --------------  --------------  --------------   -------------
                                                             4,205,630     3,788,546        1,142,844         136,363
                                                         --------------  --------------  --------------   -------------

Loss  before  unrelated investors' interest                (18,430,955)  (14,002,172)      (7,968,309)     (5,099,450)

Unrelated investors' interest in net (income)
 loss of subsidiary                                            144,119        72,496           80,185         301,320
                                                         --------------  --------------  --------------   --------------

   Net  loss                                            $  (18,286,836) $(13,929,676)    $ (7,888,124)    $(4,798,130)
                                                         ==============  ==============  ==============   ==============

 Loss  per  common  share - Basic:
   Net Loss                                              $     (0.010)    $   (0.010)    $     (0.005)   $      (0.005)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.010)    $   (0.010)    $     (0.005)   $      (0.005)
                                                         ==============  ==============  =============    ==============

 Loss  per  common  share - Diluted:
   Net Loss                                              $     (0.012)    $   (0.015)    $     (0.005)   $      (0.005)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.012)    $   (0.015)    $     (0.005)   $      (0.005)
                                                         ==============  ==============  =============    ==============

 Weighted-average number of common shares outstanding    1,533,608,788     959,461,176   1,601,603,647      961,451,231


The accompanying notes are an integral part of these statements.

                                 BICO,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                              2001            2000            2001             2000
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($18,286,836)  ($13,929,676)    ($7,888,124)     ($4,798,130)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                               477,313        309,646         248,785          152,590
    Amortization                                               374,768        136,737         192,053           59,530
    Loss on disposal of assets                                  18,603         15,874             292            -
    Loss on unconsolidated subsidiary                          165,588          8,750          93,396            -
    Unrelated investors' interest in subsidiary               (144,119)       (72,496)        (80,185)        (301,320)
    Beneficial convertible debt feature                      2,063,915      2,462,500           -                -
    Warrants granted                                            17,414        235,257           -               44,959
    Warrants and warrant extensions by subsidiary              133,052        864,141         133,052          582,648
    (Decrease)increase in allowance for related party
       note receivable                                         (35,600)       (35,302)         (3,874)         (24,140)
    (Increase) decrease in accounts receivables                (30,603)        20,140         (25,026)          35,637
    (Increase) decrease in inventories                        (760,934)       542,156        (461,574)        (279,724)
    Increase (decrease) in inventory valuation allowance       502,698       (888,415)        352,698          (74,042)
    (Increase) decrease in prepaid expenses                    138,287       (342,940)        136,499         (263,745)
    (Increase) decrease in other assets                        (67,322)      (499,003)        (56,700)           1,247
    (Decrease) increase in accounts payable                    515,152       (501,999)        647,713         (506,947)
    (Decrease) increase in other liabilities                   255,435       (399,912)        (50,391)          84,802
                                                          --------------  --------------  --------------   --------------

     Net cash flow used by operating activities            (14,663,189)   (12,074,542)     (6,761,386)      (5,286,635)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase of property, plant and equipment                 (744,470)      (614,655)       (416,291)        (372,254)
    (Increase) decrease in notes receivable                 (1,985,341)       (22,000)       (902,732)          33,000
    Payments received on notes receivable                      130,388         69,237          74,755           33,952
    (Increase) decrease in interest receivable                (140,342)          (443)        (96,923)          (2,133)
    Acquisition of unconsolidated subsidiary interests        (983,948)    (1,275,784)       (230,000)         (52,000)
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities        (3,723,713)    (1,843,645)     (1,571,191)        (359,435)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Proceeds from warrants exercised                               -            899,420           -                -
  Proceeds from sale of Preferred stock-Series F                 -          4,275,000           -                -
  Proceeds from debentures payable                           8,255,659      9,850,000           -                -
  Increase in notes payable                                  6,491,650          -           6,491,650            -
  Payments on long term debt                                (1,058,864)       (67,075)       (495,137)         (29,169)
  Payments on capital lease obligations                        (51,781)       (39,026)        (22,729)         (18,692)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities         13,636,664     14,918,319       5,973,784          (47,861)
                                                         --------------  --------------  --------------   --------------

  (Decrease) increase in cash and equivalents               (4,750,238)     1,000,132      (2,358,793)      (5,693,931)
  Cash  and  equivalents, beginning  of  period              7,844,807     10,827,631       5,453,362       17,521,694
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                 $ 3,094,569    $11,827,763      $3,094,569     $ 11,827,763
                                                         ==============  ==============  ==============   ==============

The accompanying notes are an integral part of these statements.



                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, ViaCirQ, Inc., and its 58.4% owned subsidiary, ICTI, Inc., and its 100% owned subsidiary Ceramic Coatings Technologies, Inc., and its 99.1% owned subsidiary ViaTherm, Inc., and its 51% owned subsidiary B-A Champ, Inc., and its 75% owned subsidiary Rapid HIV Detection Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.   In  the opinion  of  management,  all
adjustments   (consisting   of  normal   recurring   accruals)
considered  necessary  for  a  fair  presentation  have   been
included.   For further information, refer to the consolidated
financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B -Formation of Rapid HIV Detection Corporation

During the second quarter of 2001, BICO formed Rapid HIV Detection Corp. to market a set of HIV diagnostic tests, which were developed and are manufactured by the German-American Institute for Applied Medical Research, GmbH (GAIFAR) in Potsdam, Germany. Rapid HIV Detection Corp. acquired the exclusive worldwide marketing rights for the new HIV diagnostic tests from GAIFAR. BICO currently owns 75% of the outstanding common stock of Rapid HIV Detection Corp. and the other 25% is owned by Dr. Heinrich Repke, who developed the technology.


NOTE C - Related Party Notes Receivable

In April 2001, the Company loaned $70,000 to Pascal M. Nardelli, President and Chief Executive Officer of Petrol Rem, Inc. This demand note bears interest at a rate of 10.75% per year. In May 2001, the Company loaned $110,000 to Anthony J. Delvicario, a member of Diasense's board of directors. This demand note is secured by 110,000 shares of American Intermetallics, Inc. common stock and bears interest at prime rate plus two percent. Also in the second quarter, the Company loaned $625,000 to GAIFAR and Dr. Heinrich Repke, a member of the board of directors of Rapid HIV Detection Corp. This loan is secured by the rights to certain inventory owned by GAIFAR or the proceeds from the sale of such inventory. Repayment of this loan plus interest accrued at 12% per year is due in December 2001.


NOTE D - Notes Receivable

During the six months ended June 30, 2001, Petrol Rem, Inc. (a 75% owned subsidiary) loaned an additional $1,169,341 to a company involved in the acquisition and management of environmental entities. The loan, which has a principal balance of $3,083,704 as of June 30, 2001, bears interest at a rate of 10% per year and is due on August 31, 2001. The loan is collateralized by a security interest and lien on all of the company's assets including its rights to any and all contracts, options or claims of that company to purchase or acquire the assets of any environmental company.

NOTE E - Investments in Unconsolidated Subsidiaries

In 2000, the Company acquired a twenty-five percent (25%) interest in Insight Data Link.com, Inc. for $100,000. The Company made no additional investments in Insight Data Link.com, Inc. in the six months ended June 30, 2001. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

During the six months ended June 30, 2001 the Company invested an additional $190,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company has invested $1,000,000 in AIM and its ownership is approximately 20%. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

During the six months ended June 30, 2001, Diasense invested an additional $500,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $1,500,000 in MicroIslet and its ownership is approximately 20%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

During the six months ended June 30, 2001, Diasense invested an additional $293,948 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $987,468 in Diabecore and owns approximately 28.2% of this unconsolidated subsidiary. Diasense also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the company's ownership to 35%. Diasense holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of June 30, 2001 and December 31, 2000 are as follows:


                   Investment
Unconsolidated         in             Unamortized
  Subsidiary       Underlying          Goodwill                Total
                   Net Assets
                 Jun.30,  Dec.31,   Jun.30,   Dec.31,     Jun.30,   Dec. 31,
                  2001     2000      2001      2000        2001       2000

American Inter-
Metallics,Inc. $313,400 $222,912 $  471,557 $  441,004 $  784,957  $  663,916

Insight Data     12,837   28,503     45,978     52,546     58,815      81,049
 Link.com

MicroIslet,Inc.  51,752   50,731    958,189    688,508  1,009,941     739,239

Diabecore
Medical, Inc.   113,565   50,615    637,947    526,620    751,512     577,235
                -------   ------    -------    -------    -------     -------
Total          $491,554 $352,761 $2,113,671 $1,708,678 $2,605,225  $2,061,439



NOTE F - Notes Payable

During the six months ended June 30, 2001, the Company issued promissory notes totaling $6,450,000. These notes bear interest at a rate of 10% per year and are payable on or before August 13, 2001. Also during this six-month period, the Company obtained a $50,000 line of credit with PNC Bank. As of June 30, 2001, $41,650 had been borrowed under this line of credit. The outstanding balance bears interest at a rate of 7% per year.


NOTE G- Subordinated Convertible Debentures

At December 31, 2000, the Company had subordinated 4% convertible debentures outstanding totaling $2,400,000. During the first quarter of 2001 the Company issued additional subordinated 4% convertible debentures totaling $8,255,659. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,063,915 expense was recognized upon issuance for the beneficial conversion feature of these debentures. During the six months ended June 30, 2001, debentures totaling $9,741,851 were converted into 261,126,988 shares of common stock.

NOTE H - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of June 30, 2001, $2,150,000 has been paid toward the settlement. An additional $1,300,000 is included in accrued liabilities and will be paid in September 2001. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the company believes that the existing settlement will end this matter.


NOTE I - Impact of Recently Issued Accounting Standards.

In June 2001, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
No. 141, "Business Combinations."  SFAS 141 supersedes APB
Opinion No. 16 and FASB Statement No. 38 and requires that all business combinations be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.
The Company is in the process of assessing the impact of this pronouncement on its financial statements.

Also in June 2001, the FASB issued Statement of Financial
Accounting Standards No. 142, "Goodwill and Other
Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement will be effective for the Company's fiscal year ending December 31, 2002. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

NOTE J - Subsequent Events

In  July  and  August  2001,  the Company  raised  $11,164,000 through the sale of common stock subscriptions.  As of  August
10, 2001, 409,100,387 shares of stock had been issued to satisfy
$5,650,000 of these subscriptions.

In July 2001, the Company repaid $6,450,000 in current notes payable.

In July 2001, $854,606 of subordinated convertible debentures were converted to 30,867,237 shares of common stock.



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

               Liquidity and Capital Resources

Our cash decreased to $3,094,569 as of June 30, 2001 from $7,844,807 as of December 31, 2000 primarily due to the factors discussed below.

During the six months ended June 30, 2001 our net cash flow used by operating activities was ($14,663,189). During the same period, our net cash flow used by investing activities was ($3,723,713) due primarily to the acquisition of property, plant and equipment, additional loans made to a company involved in the acquisition and management of environmental entities, loans to a company which manufactures the HIV diagnostic tests which we are marketing, and additional investments in unconsolidated subsidiaries which we discuss in the following three paragraphs.

During the first six months of 2001, we made additional investments in unconsolidated subsidiaries. BICO invested an additional $190,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $1,000,000. We increased our investment in AIM because our management believes this company will generate earnings.

Our subsidiary, Diasense, Inc. also made investments in unconsolidated subsidiaries during the first quarter of 2001. An additional $500,000 was invested in MicroIslet, Inc., a company working with Duke University on several diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of June 30, 2001, Diasense had invested $1,500,000 in MicroIslet and owned approximately 20% of this company. Diasense also increased its investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In the first six months of 2001, Diasense invested $293,948 in Diabecore increasing the total amount invested to $987,468 and its ownership in this company to approximately 28.2%. This project is also in the research and development phase. Diasense increased these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects. As a result of those additional investments in American Inter-Metallics, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $2,061,439 as of December 31, 2000 to $2,605,225 at June 30,
2001. The money we spent investing in these companies came from notes payable, debenture payable and stock sales during 2000 and 2001.

Acquisitions of property, plant and equipment included increases of machinery and equipment of $576,112 for the six months ended June 30, 2001 primarily due to additions of hyperthermia equipment for our ViaCirQ subsidiary. Leasehold improvements increased by $133,662 primarily due to renovations made to the Indiana, PA facility.

Current related party receivables increased during the six-month period ended June 30, 2001 due to a short-term $110,000 loan made to Anthony Delvicario, a member of Diasense's board of directors. This loan is secured by 110,000 shares of American Intermetallics, Inc. common stock owned by Mr. Delvicario. Repayment of this loan is expected in the third quarter of 2001. Also a $70,000 short-term loan was made to Pascal M. Nardelli, President and Chief Executive Officer of Petrol Rem, Inc. Repayment of this loan is expected in the third quarter of 2001. Also in the second quarter, the Company loaned $625,000 to GAIFAR and Dr. Heinrich Repke, a member of the board of directors of Rapid HIV Detection Corp. This loan is secured by the rights to certain inventory owned by GAIFAR or the proceeds from the sale of this inventory. Repayment of this loan plus interest accrued at 12% per year is due in December 2001. These additional current related party receivables were partially offset by repayments on other related party notes.

Current notes receivable increased during the six months ended June 30, 2001 when our subsidiary, Petrol Rem, advanced an additional $1,169,341 to Practical Environmental Solutions, an unaffiliated company involved in the acquisition and management of environmental companies. Interest receivable increased from $48,252 as of December 31, 2000 to $194,024 at June 30, 2001 due to additional interest accrued on notes receivable.

Our  net inventory increased from $805,224 as of December  31,
2000  to   $1,063,460 as of June 30, 2001.  The  increase  was
primarily due to an inventory build-up for the ThermoChem hyperthermia products.

Prepaid  expenses decreased from $988,354 as of  December  31,
2000 to $850,067 as of June 30, 2001. The decrease was primarily due to amounts prepaid at December 31, 2000 for insurance and debt acquisition costs being amortized as expense during the six months ended June 30, 2001.

Accounts payable increased by $515,152 during the six months ended June 30, 2001 due to the timing of payments made in the ordinary course of business. Accrued liabilities increased by $255,435 during the same period due to accrued interest on notes payable and debentures and increased liabilities for accrued payroll and vacation.

Notes payable increased from zero at December 31, 2000 to $6,491,650 at June 30, 2001 due to $6,450,000 of notes payable issued in order to fund operations and investing activities and borrowings of $41,650 under a $50,000 line of credit agreement. In July 2001, the $6,450,000 of notes payable were repaid with proceeds from the sale of common stock subscriptions.

Our current portion of long-term debt, decreased by $1,052,848 during the six months ended June 30, 2001 primarily due to payments of $850,000 on a note payable related to Petrol Rem's acquisition of 51% interest in INTCO, Inc. and payments of monthly installments on debt related to commercial insurance premiums.

Debentures payable decreased by $1,486,192 during the six months ended June 30, 2001 due to the conversion of $9,741,851 of debentures into common stock partially offset by the sale of $8,255,659 of convertible subordinated debentures to raise capital to fund operations.

In July and August 2001, the Company raised $11,164,000 through the sale of common stock subscriptions. As of August 10, 2001, 409,100,387 shares of stock had been issued to satisfy $5,650,000 of these subscriptions.



                    Results of Operations

Our sales and corresponding costs of products sold during the six months increased to $1,355,475 and $861,870 respectively
in 2001 from $38,813 and $58,228 in 2000.   The increase was
primarily due to sales of $1,115,635 by Petrol Rem's subsidiary, INTCO, which was acquired in the fourth quarter of 2000 and, therefore, not included in the first six months of 2000 operations. In addition, we recognized sales of $122,467 from our hyperthermia products, which produced no sales in the first six months of 2000 and $65,721 from our metal coating products compared with $21,131 in the first six months of 2000. The increase in sales of metal coating products was due to repeat customers who sent us more work once they were satisfied with our earlier performance as well as the introduction of a product line for knives and knife sharpeners. Other product sales increased in total, but not significantly. Bioremediation product sales totaled $35,818 during the first six months of 2001 compared to $18,967 during the first six months of 2000. During the first six months of 2001, we recognized sales of $15,775 for our theraPORT, an implantable device used by patients who have repeated injections of drugs. The theraPORT is implanted in the patient's chest and provides a fixed port for catheters used to deliver the drugs the patient needs. Until we have significant sales, we can't predict any trends for future revenues. Our costs of products sold increased due to the increase in sales of our various products.

Other income increased from zero during the first six months of 2000 to $8,563 during the first six months of 2001. The increase was primarily due to rental income.

Research and Development expenses during the first six months
decreased to $2,861,146 in 2001 from $3,805,960 in 2000.   The
decrease was due to reduced research activities on our hyperthermia products and the redeployment of resources from research activities to production of hyperthermia products.

General and administrative expenses increased a total of approximately $5.2 million for the first six months of 2001 as compared to 2000. Approximately $3.1 million of the increase is attributable to additional salaries, which include a $912,727 payment to David L. Purdy in connection with his resignation from the Company and its affiliates and new hiring at ViaCirq and Petrol Rem (Including INTCO and Tireless, LLC). $1.4 million of the increase represents increased outside consulting fees, approximately $600,000 of which was incurred in connection with ViaCirq's sales and marketing efforts for the ThermoChem system. Approximately $400,000 of the increase is due to increased travel expenses, primarily for ViaCirq's and Petrol Rem's increased marketing efforts.

Amortization of goodwill increased from $136,737 to $374,768 for the first six months of 2000 to 2001. The increase is due to additional investments in unconsolidated subsidiaries as of June 30, 2001 compared with June 30, 2000. A portion of these investments is recognized as goodwill and amortized over a five-year period. Our loss in unconsolidated subsidiaries increased to $165,588 for the first six months of 2001 compared to $8,750 for the same period in 2000 due to the increased investments in unconsolidated subsidiaries. This loss resulted because we absorbed part of losses incurred by unconsolidated subsidiaries. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

Debt issue costs increased from $985,000 to $1,520,158 for the first six months of 2000 to 2001. The increase is due to additional debentures and notes payable during the first six months of 2001 compared to the same period in 2000.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first six months of 2001 compared to $2,462,500 for the same period in 2000. The amount decreased primarily because we issued fewer debentures this year compared to last year.


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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K


     A report on form 8-K filed May 17, 2001 for the event dated May 16 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed May 18, 2001 for the event dated May 17, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed May 21, 2001 for the event dated May 17, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed May 23, 2001 for the event dated May 22, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed May 23, 2001 for the event dated May 23, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed July 13, 2001 for the event dated July 11, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed July 18, 2001 for the event dated July 16, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed July 26, 2001 for the event dated July 24, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed July 30, 2001 for the event dated July 26, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed August 2, 2001 for the event dated July 31, 2001. The items listed were Item 5, Other
     Events, and Item 7(c), Exhibits.

     A report on form 8-K filed August 2, 2001 for the event dated August 2, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed August 8, 2001 for the event dated August 6, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed August 8, 2001 for the event dated August 8, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.



     SIGNATURES


          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2001.



                              BICO, INC.

                              By /s/ Fred E. Cooper
                                     Fred E. Cooper
                                     CEO and Director (Principal
                                     Executive Officer)

                              By /s/ Michael P. Thompson
                                     Michael P. Thompson
                                     (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)