Form 10-Q/A
period 2001-06-30
BICO INC/PA
filed 2001-10-24
CIK 225211

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No


     As of June 30, 2001, 1,644,831,160 shares of BICO, Inc.
common stock, par value $.10 were outstanding.
The text of NOTE J - Subsequent Events in the Company's
NOTES TO FINANCIAL STATEMENTS is amended in its entirety as follows:

NOTE J - Subsequent Events

In July and August 2001, the Company initially raised $11,164,000 through the sale of common stock subscriptions. Subsequently, the Company canceled $1,254,000 in commitments from investors. As a result, the Company issued a total of 769,410,099 shares and received total proceeds from the offering of $9,900,000.

In July, 2001, the Company repaid $6,450,000 in current notes payable.

In July 2001, $854,606 of subordinated convertible debentures were converted to 30,867,237 shares of common stock.



SIGNATURES


          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of October 2001.



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