Form 10-Q
period 2001-09-30
BICO INC/PA
filed 2001-11-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                          September 30, 2001

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

                         Yes   X        No

     As of September 30, 2001, 2,450,631,119 shares of BICO,
Inc. common stock, par value $.10 were outstanding.

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                                                                (Unaudited)
                                                              Sept. 30, 2001    Dec. 31, 2000
                                                               -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $  1,349,907     $  7,844,807
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Sept. 30, 2001 and $43,664 at Dec. 31, 2000       1,273,100          400,950
 Inventory - net of valuation allowance ($5,052,887 at Sept.
  30, 2001 and $3,493,922 at Dec. 31, 2000)                       1,575,373          805,224
 Related party notes receivable                                     142,278           87,706
 Notes receivable                                                     -               12,000
 Notes receivable - Practical Environmental Solutions, Inc.           -            1,914,363
 Interest receivable                                                 97,826           48,252
 Prepaid expenses                                                 1,017,322          988,354
 Other current assets                                                62,270           47,268
                                                                ------------    -------------

                 TOTAL CURRENT ASSETS                             5,518,076       12,148,924


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         2,529,176        2,529,176
 Land                                                               246,250          246,250
 Leasehold improvements                                           2,019,016        1,848,674
 Machinery and equipment                                          7,535,953        6,405,594
 Furniture, fixtures & equipment                                    935,516          921,195
                                                               -------------    -------------
  Subtotal                                                       13,265,911       11,950,889

 Less accumulated depreciation                                    6,010,467        5,288,910
                                                               -------------    -------------
                                                                  7,255,444        6,661,979

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,128,455        1,174,738
  Interest receivable                                                 8,918           13,463
                                                               -------------    -------------
                                                                  1,137,373        1,188,201
  Allowance for related party receivables                        (1,137,373)      (1,188,201)
                                                               -------------     ------------
                                                                      -                -

 Notes receivable                                                   138,646          200,000
 Notes receivable - Practical Environmental Solutions, Inc.       3,083,704            -
 Notes receivable - GAIFAR                                        1,025,000            -
 Goodwill, net of amortization                                      635,129          694,895
 Investment in unconsolidated subsidiaries                        2,507,865        2,061,439
 Other assets                                                       245,924          162,833
                                                               -------------    -------------
                                                                  7,636,268        3,119,167
                                                               -------------    -------------
         TOTAL ASSETS                                          $ 20,409,788     $ 21,930,070
                                                               =============    =============

See notes to consolidated financial statements.

                                            BICO,Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)
                                                                    (Unaudited)
                                                                     Sept. 30,          Dec. 31,
                                                                        2001               2000
                                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                                   $  2,045,526     $    578,520
  Notes payable                                                         3,414,336            -
  Current portion of long-term debt                                     4,222,375        5,182,783
  Current portion of capital lease obligations                             79,031           98,788
  Debentures payable                                                        -            2,400,000
  Accrued liabilities                                                   3,578,295        3,131,765
  Escrow payable                                                            2,700            2,700
                                                                    -------------    -------------
        TOTAL CURRENT LIABILITIES                                      13,342,263       11,394,556

LONG-TERM LIABILITIES
  Capital lease obligations                                             2,145,698        2,203,673
  Long-term debt                                                            1,233            7,864
                                                                    -------------    -------------
                                                                        2,146,931        2,211,537
COMMITMENTS AND CONTINGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARY                                                          454,757          434,990

STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share,
   authorized 2,500,000,000 shares, issued and
   outstanding 2,450,631,119 at Sept. 30, 2001 and
   1,383,704,167 at Dec. 31, 2000                                     245,063,111      138,370,417
   Additional paid-in capital                                           2,482,952       87,035,096
   Warrants                                                             6,221,655        6,204,235
   Accumulated deficit                                               (249,301,881)    (223,720,761)
                                                                     -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                    4,465,837        7,888,987
                                                                     -------------    -------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                     $ 20,409,788     $ 21,930,070
                                                                     =============    =============

See notes to consolidated financial statements.


                       BICO,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                 (Unaudited)

                                                         For the nine months ended       For the three months ended
                                                                 Sept. 30,                      Sept. 30,
                                                             2001           2000             2001              2000
                                                        --------------  --------------  --------------   --------------
Revenues
   Net Sales                                            $    2,869,611  $     98,831     $   1,514,136    $     60,018
   Other  income                                                 9,497         -                   934           -
                                                        --------------  --------------  --------------   --------------
                                                             2,879,108        98,831         1,515,070          60,018
Costs  and  expenses
   Cost  of  products  sold                                  2,082,021       132,644         1,220,151          74,416
   Research  and  development                                5,142,507     5,082,319         2,281,361       1,276,359
   General  and  administrative                             16,217,485    11,962,387         4,406,697       4,341,320
   Amortization of goodwill                                    579,671       279,681           204,903         142,944
                                                        --------------  --------------  --------------   --------------
                                                            24,021,684    17,457,031         8,113,112       5,835,039
                                                        --------------  --------------  --------------   --------------
    Loss from operations                                   (21,142,576)  (17,358,200)       (6,598,042)     (5,775,021)
                                                        --------------  --------------  --------------   --------------

Other income
  Interest                                                     478,399       449,559           159,190         121,610

Other expense
  Debt issue costs                                           1,741,886       985,000           221,728         985,000
  Beneficial convertible debt feature                        2,063,915     2,462,500             -               -
  Warrant extensions                                             -             6,390             -               6,390
  Interest expense                                             690,948     1,343,393           253,582       1,083,575
  Loss on unconsolidated subsidiaries                          221,407       493,925            55,819         485,175
  Loss on disposal of assets                                    18,635        15,874                32           -
  Unusual item (Note I)                                        225,000     3,450,000           225,000       3,450,000
                                                         --------------  --------------  --------------   -------------
                                                             4,961,791     8,757,082           756,161       6,010,140
                                                         --------------  --------------  --------------   -------------

Loss  before  unrelated investors' interest                (25,625,968)  (25,665,723)       (7,195,013)    (11,663,551)

Unrelated investors' interest in net (income)
 loss of subsidiaries                                           44,848        54,222           (99,271)        (18,274)
                                                         --------------  --------------  --------------   --------------

   Net  loss                                            $  (25,581,120) $(25,611,501)    $  (7,294,284)   $(11,681,825)
                                                         ==============  ==============  ==============   ==============

 Loss  per  common  share - Basic:
   Net Loss                                             $      (0.015)  $    (0.026)     $    (0.003)     $    (0.012)
   Less: Preferred stock dividends                             (0.000)       (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:        $      (0.015)  $    (0.026)     $    (0.003)     $    (0.012)
                                                         ==============  ==============  =============    ==============

 Loss  per  common  share - Diluted:
   Net Loss                                             $      (0.015)  $    (0.026)     $    (0.003)     $    (0.012)
   Less: Preferred stock dividends                             (0.000)       (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:        $      (0.015)  $    (0.026)     $    (0.003)     $    (0.012)
                                                         ==============  ==============  =============    ==============

 Weighted-average number of common shares outstanding    1,675,879,572    974,820,742    2,120,615,637     1,005,539,922


See  notes  to  consolidated  financial  statements.

                                 BICO,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                   Sept. 30,                       Sept. 30,

                                                              2001            2000            2001             2000
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                                ($25,581,120)  ($25,611,501)    ($7,294,284)     ($11,681,825)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                                749,526        397,778         272,213            88,132
    Amortization                                                579,671        279,681         204,903           142,944
    Loss on disposal of assets                                   18,635         15,874              32             -
    Loss on unconsolidated subsidiary                           221,407        110,723          55,819           101,973
    Unrelated investors' interest in subsidiary                 (44,848)         8,523          99,271            81,019
    Stock issued in exchange for services                         -            338,000           -               338,000
    Beneficial convertible debt feature                       2,063,915      2,462,500           -                 -
    Warrants granted                                             17,420        322,028               6            86,771
    Warrants and warrant extensions by subsidiary               188,252      1,598,936          55,200           734,795
    (Decrease)increase in allowance for related party recv.     (50,828)       (90,333)        (15,228)          (55,031)
    Debenture interest converted to stock                         -            120,547           -               120,547
    (Increase) decrease in accounts receivables                (872,150)       (38,266)       (841,547)          (58,406)
    (Increase) decrease in inventories                       (2,329,114)       134,373      (1,568,180)         (407,783)
    (Decrease) increase in inventory valuation allowance      1,558,965       (891,321)      1,056,267            (2,906)
    (Increase) decrease in prepaid expenses                     (28,968)      (300,945)       (167,255)           41,995
    (Increase) decrease in other assets                        (133,544)          (186)        (66,222)          498,817
    (Decrease) increase in accounts payable                   1,467,006       (523,111)        951,854           (21,112)
    (Decrease) increase in other liabilities                    446,530      1,270,377         191,095         1,670,289
                                                          --------------  --------------  --------------   --------------

     Net cash flow used by operating activities             (21,729,245)   (20,396,323)     (7,066,056)       (8,321,781)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase of property, plant and equipment                (1,361,626)    (2,499,808)       (617,156)       (1,885,153)
    (Increase) decrease in notes receivable                  (2,385,341)    (1,034,500)       (400,000)       (1,012,500)
    Payments received on notes receivable                       256,065         88,524         125,677            19,287
    (Increase) decrease in interest receivable                  (45,029)        (3,084)         95,313            (2,641)
    Acquisition of unconsolidated subsidiary interests       (1,093,948)    (1,725,784)       (110,000)         (450,000)
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities         (4,629,879)    (5,174,652)       (906,166)       (3,331,007)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Proceeds from warrants exercised                                -            899,420           -                 -
  Proceeds from sale of Preferred stock-Series F                  -          4,275,000           -                 -
  Proceeds from debentures payable                            8,255,659      9,850,000           -                 -
  Proceeds from public offering                              10,692,600     17,026,106      10,692,600        17,026,106
  Redemption of Stock Subscriptions                          (1,453,600)         -          (1,453,600)            -
  Increase in notes payable                                   9,983,885          -           3,492,235             -
  Payments on long term debt                                 (7,536,588)       (15,915)     (6,477,724)           51,160
  Redemption of debentures                                        -         (5,850,000)          -            (5,850,000)
  Additional capital lease obligations                            -          1,434,066           -             1,434,066
  Payments on capital lease obligations                         (77,732)      (522,457)        (25,951)         (483,431)
                                                         --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities          19,864,224     27,096,220       6,227,560        12,177,901
                                                         --------------  --------------  --------------   --------------

  (Decrease) increase in cash and equivalents                (6,494,900)     1,525,245      (1,744,662)          525,113
  Cash  and  equivalents, beginning  of  period               7,844,807     10,827,631       3,094,569        11,827,763
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                  $ 1,349,907   $ 12,352,876    $  1,349,907      $ 12,352,876
                                                         ==============  ==============  ==============   ==============

See  notes  to  consolidated  financial  statements.





                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 89.9% owned subsidiary, Coraflex, Inc., and its 52% owned subsidiary, Diasense, Inc., and its 67% owned subsidiary, Petrol Rem, Inc., and its 99.1% owned subsidiary, ViaCirQ, Inc., and its 58.4% owned subsidiary, ICTI, Inc., and its 100% owned subsidiary Ceramic Coatings Technologies, Inc., and its 99.1% owned subsidiary ViaTherm, Inc., and its 51% owned subsidiary B-A Champ, Inc., and its 75% owned subsidiary Rapid HIV Detection Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B -Operations and Liquidity

The Company continues to be dependent on security sales as its primary source of working capital. As of November 15, 2001, the Company had total authorized common stock of 2,500,000,000 shares of which 2,450,631,119 shares were issued and outstanding. A Stockholders' meeting is scheduled for November 30, 2001 at which time stockholders will be asked to authorize an additional 1,500,000,000 shares. The authorization of these additional shares is essential to the Company's ability to generate sufficient working capital to continue as a going concern.


NOTE C - Related Party Notes Receivable

In April 2001, the Company loaned $70,000 to Pascal M. Nardelli, President and Chief Executive Officer of Petrol Rem, Inc. In August 2001, this demand note and accrued interest of $2,110 were paid in full. In May 2001, the Company loaned $110,000 to Anthony J. Delvicario, the president of the Company's unconsolidated subsidiary, American Inter-Metallics, Inc., and a member of Diasense's board of directors. The original demand note was secured by 110,000 shares of American Inter-Metallics, Inc. common stock and bore interest at prime rate plus two percent. In November 2001, the note was converted into a new note for $114,000 to reflect accrued interest, with a due date of December 17, 2001. The new note is secured by an unconditional guaranty by American Inter-Metallics and all of American Inter-Metallics' assets, including all of its equipment.


NOTE D - Notes Receivable - Practical Environmental Solutions,
         Inc.

During the nine months ended September 30, 2001, Petrol Rem, Inc. (a 75% owned subsidiary) loaned an additional $1,169,341 to Practical Environmental Solutions, Inc., a company involved in the acquisition and management of environmental entities. The loan, which has a principal balance of $3,083,704 as of September 30, 2001, bears interest at a rate of 10% per year and is due on demand on or before January 21, 2002. The loan is collateralized by a security interest and lien on all of Practical Environmental's assets including its rights to any and all contracts, options or claims of that company to purchase or acquire the assets of any environmental company. The note is classified as a noncurrent asset as of September
30, 2001 because the management of Petrol Rem is considering converting all or part of this note into a controlling equity interest in Practical Environmental Solutions with the balance of the note being converted to a term loan.


NOTE E - Notes Receivable - GAIFAR

In June 2001, the Company entered into a marketing agreement with GAIFAR, a German company that owned all the rights to certain rapid HIV tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp., of which the Company owns 75% and GAIFAR owns 25%. GAIFAR retained the manufacturing rights for the tests. The agreement, as amended, provided for a due diligence period until October 15, 2001 and approval by the
Company's board of directors. In October 2001, the due diligence period was completed and the Company's board provided their unanimous resolution, making the marketing agreement fully effective. The marketing agreement has a minimum ten-year term and calls for total payments of $7,000,000 through the third quarter of 2002. When the marketing agreement became effective in October 2001, $1,000,000 previously loaned to GAIFAR was applied to the $7 million consideration. The original agreement called for a loan of $500,000 to the owner of the rapid HIV tests and technology, but the Company agreed to loan another $125,000 during the second quarter while the due diligence was continuing. During the third quarter, the Company loaned an additional $400,000 while the due diligence was completed. Of these funds loaned to GAIFAR, $1 million was made part of the consideration paid to acquire the exclusive worldwide marketing rights to the rapid HIV tests and technology and is now part of the Company's investment in Rapid HIV Detection Corp. The remaining $6 million in payments are due from October 20, 2001 through August 20, 2002. The payments include $125,000 per month for the three months from October through December 2001, $200,000 in January 2002, $250,000 in February 2002, $500,000 in March 2002, $1 million per month for the four months from April through July of 2002 and a final payment of $675,000 in August 2002.


NOTE F - Investments in Unconsolidated Subsidiaries

During the third quarter of 2001, the Company invested an additional $10,000 in Insight Data Link.com, Inc. ("IDL"), an unconsolidated subsidiary interest initially acquired in 2000. With this additional investment, the Company has invested $110,000 in IDL and its ownership percentage is approximately 27%. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

During the nine months ended September 30, 2001 the Company invested an additional $190,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company has invested $1,000,000 in AIM and its ownership is approximately 20%. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

During the nine months ended September 30, 2001, Diasense invested an additional $600,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $1,600,000 in MicroIslet and its ownership is approximately 20.2%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

During the nine months ended September 30, 2001, Diasense invested an additional $293,948 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $987,468 in Diabecore and owns approximately 24% of this unconsolidated subsidiary. Diasense holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2001 and December 31, 2000 are as follows:


                   Investment
Unconsolidated         in             Unamortized
  Subsidiary       Underlying          Goodwill                Total
                   Net Assets
                Sept.30,  Dec.31,  Sept.30,   Dec.31,    Sept.30,   Dec. 31,
                  2001     2000      2001      2000        2001       2000

American Inter-
Metallics,Inc. $313,400 $222,912 $  435,122 $  441,004 $  748,522  $  663,916

Insight Data      7,603   28,503     44,920     52,546     52,523      81,049
 Link.com

MicroIslet,Inc.  11,335   50,731    966,238    688,508    977,573     739,239

Diabecore
Medical, Inc.   172,695   50,615    556,552    526,620    729,247     577,235
                -------   ------    -------    -------    -------     -------
Total          $505,033 $352,761 $2,002,832 $1,708,678 $2,507,865  $2,061,439
                =======   ======    =======    =======    =======     =======

NOTE G - Notes Payable

During the nine months ended September 30, 2001, the Company issued promissory notes totaling $9,825,000. As of September 30, 2001, promissory notes totaling $6,450,000 had been repaid with proceeds from the sale of common stock subscriptions. The outstanding notes payable of $3,375,000 at September 30, 2001 bear interest at a rate of 10% per year and are payable on various dates in January 2002. Also during this nine-month period, the Company obtained a $50,000 line of credit with PNC Bank. As of September 30, 2001, $39,336 was outstanding under this line of credit. The outstanding balance bears interest at a rate of 6.75% per year.


NOTE H- Subordinated Convertible Debentures

At December 31, 2000, the Company had subordinated 4% convertible debentures outstanding totaling $2,400,000. During the first quarter of 2001, the Company issued additional subordinated 4% convertible debentures totaling $8,255,659. Such convertible debentures were issued pursuant to Regulation D, and /or Section 4(2), and have a one-year maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,063,915 expense was recognized upon issuance for the beneficial conversion feature of these debentures. During the nine months ended September 30, 2001, all of these debentures totaling $10,655,659 were converted into 297,516,846 shares of common stock.


NOTE I - Stockholders Equity

During the third quarter of 2001, the Company raised $11,164,000 through the sales of common stock subscriptions. As of September 30, 2001, 769,410,099 shares of common stock had been issued to satisfy $9,900,000 of the subscriptions. In addition, subscriptions totaling $1,264,000 were repurchased by the company for the original subscription amount plus a premium of $189,600, which was charged to additional paid in capital.


NOTE J - Legal Proceedings and Contingencies

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of September 30, 2001, $2,150,000 has been paid toward the settlement. During the third quarter of 2001, the parties agreed to extend the payments on the remaining balance. An additional $1,525,000 is included in accrued liabilities, including $225,000 for extending the due dates, and is due in the fourth quarter of 2001. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the Company believes that the existing settlement will end this matter.

In July 2001, the Company filed a registration statement on Form S-3 to conduct an offering of 800 million shares of its common stock at $.04 per share on a best-efforts basis. The Company's stock price fell below $.04 and 769,410,099 shares of stock were sold at an average price of approximately $.013 per share to a small number of institutional or accredited
investors.    In mid-August, following these sales, a post
effective amendment to the registration statement was filed indicating that the Company would offer the shares at $.015. Neither the registration statement nor the post-effective amendment correctly reflected the pricing of the offering to the accredited investors. The Company has been advised by counsel that it is not likely that the Company would face liability from initial investors in the offering. The Company is uncertain what effect, if any, the incorrect disclosure regarding the terms of the offering may have had on secondary market transactions, and whether there may be a basis to assert any claims against the Company by purchasers or sellers of the stock other than the initial investors, or the amount of any possible claims.


NOTE K - Impact of Recently Issued Accounting Standards.

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


NOTE L - Reclassification

Certain items included in the financial statements of prior periods have been reclassified to conform to classifications in the 2001 financial statements. Such reclassifications had no effect on prior period reported net losses.


NOTE M - Subsequent Event

On October 11, 2001, Petrol Rem borrowed $500,000 from the minority owner of its subsidiary, INTCO, Inc., under a promissory note that bears interest at 7% per year and is payable upon demand. To secure payment of the note, Petrol
Rem pledged all of its shares in INTCO, Inc.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

               Liquidity and Capital Resources

We continue to be dependent on security sales as our primary source of working capital. As of November 15, 2001, we had total authorized common stock of 2,500,000,000 shares of which 2,450,631,119 shares were issued and outstanding. We have a stockholders' meeting scheduled for November 30, 2001 at which time our stockholders will be asked to authorize an additional 1,500,000,000 shares. If we don't receive approval to authorize these additional shares, we will not be able to raise enough money to continue our operations.

Once the new shares are approved, assuming that they are approved, we will be selling those new shares. We plan to sell convertible preferred stock in a private offering, as we have done in the past. Those new convertible securities will not be and have not been registered under the federal securities laws and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. The convertible preferred stock will be convertible into common stock after a period of time ranging from approximately 35 days to 75 days at a 20-24% discount to our stock's market price at the time of conversion with no minimum price. The terms of the deal require us to file a registration statement covering the common stock with the Securities and Exchange Commission within 90 days. The convertible preferred stock will not be secured and we will have the right to redeem them. When we sell these convertible securities, it could cause our stock price to fall significantly, and we don't have any control over that. Factors including the timing of conversions and the additional number of shares needed for conversion with no limit contribute to the downward pressure on our stock price. In addition, although the purchasers of our convertible preferred stock agree not to sell our stock short, if other investors sell short, it will further contribute to the decline of our stock price. In the past few years, we've sold both convertible securities and common stock in various offerings, all of which were on a best-efforts basis:

    We registered 800 million shares of common stock in the third quarter of 2001;

    We registered approximately 431 million shares in the third quarter of 2000, which included both common stock and conversion shares for convertible preferred stock and convertible debentures;

    We registered 375 million shares of common stock in the second quarter of 1999; and

    We registered 200 million shares of common stock in the last quarter of 1998.

Selling more of these convertible securities will further dilute ownership of existing stockholders but, until we find another way of raising significant funds, we must continue to sell our stock.

Our  cash  decreased to  $1,349,907 as of September  30,  2001 from $7,844,807 as of December 31, 2000 primarily due to the factors discussed below.

During the nine months ended September 30, 2001 our net cash flow used by operating activities was ($21,729,245). During the same period, our net cash flow used by investing activities was ($4,629,879) due primarily to the acquisition of property, plant and equipment, additional loans made to Practical Environmental Solutions, a company involved in the acquisition and management of environmental entities, loans to GAIFAR, the company which manufactures the HIV diagnostic tests which we are marketing, and additional investments in unconsolidated subsidiaries which we discuss in the following paragraphs. We made all of these investments because we believe that they will either generate revenue or will help us with our diabetes-related projects.

During  the  first  nine months of 2001,  we  made  additional investments in unconsolidated subsidiaries. We invested an additional $190,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $1,000,000. In addition, we loaned $110,000 to Anthony J. Delvicario, the president of American Inter-Metallics, Inc. and a member of Diasense's board of directors to help fund a transaction involving the creation of a distribution system in Europe to sell AIM's products which we believe will generate revenue. The original demand note was secured by 110,000 shares of American Inter-Metallics, Inc. common stock and bore interest at prime rate plus two percent. In November 2001, we converted the original note into a new note for $114,000 to reflect accrued interest, with a due date of December 17, 2001. The new note is secured by an unconditional guaranty by American Inter-Metallics and all of American Inter-Metallics' assets, including all of its equipment. AIM informed us that they are in the final stage of closing the transaction, and they expect to repay the loan by the due date. We also increased our total investment in Insight Data Link.com, Inc. to $110,000 by investing an additional $10,000. We increased our investment in AIM and Insight Data Link because our management believes they will generate earnings. However, AIM has not yet generated any revenue, and Insight Data Link has only generated minimal revenues of approximately $2,000 to date.

Our subsidiary, Diasense, Inc. also made investments in unconsolidated subsidiaries during the first nine months of 2001. Diasense invested an additional $600,000 in MicroIslet, Inc., a company working with Duke University on several diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of September 30, 2001, Diasense had invested $1,600,000 in MicroIslet and owned approximately 20.2% of this company. Diasense also increased its investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In the first nine months of 2001, Diasense invested $293,948 in Diabecore increasing the total amount invested to $987,468 and its ownership in this company to approximately 24%. This project is also in the research and development phase. Diasense increased these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those additional investments in American Inter-Metallics, Insight Data Link.com, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $2,061,439 as of December 31, 2000 to $2,507,865 at September 30, 2001.

During the nine months ended September 30, 2001, our subsidiary, Petrol Rem, advanced an additional $1,169,341 to Practical Environmental Solutions, a Pennsylvania company that acquired technology used to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3,083,704 to Practical Environmental as of September 30, 2001. Practical Environmental has made interest payments on the amount due. The loan, which was originally due on August 31, 2001 has been extended until January 31, 2002; no principal payments have been made to date. The loan is classified as a non-current asset as of September 30, 2001 because our management is considering whether to convert all or part of that loan to an equity investment - they are making that decision because Practical Environmental is willing to make that conversion and because Practical Environmental has been generating revenues since January 2001. As of September 30, 2001, although they are still operating at a loss, Practical Environmental's internal financial information shows revenues of $426,000. We may consider making additional loans or investments in Practical Environmental if those loans or investments could help increase earnings.

During the nine months ended September 30, 2001 Petrol Rem also invested an additional $99,060 in Tireless LLC, which is another part of our Petrol Rem operations, bringing our total equity investment to $455,000.Tireless is a company that shreds
and   helps   recycle  tires,  addressing   some   significant
environmental  issues  that arise from  large  piles  of  used
tires.   We  also  loaned Tireless $461,610  during  the  nine
months ended September 30, 2001, which was used primarily to purchase a mobile tire-shredding machine that is being used to fulfill a contract in Ohio. As of September 30, 2001, Tireless has not generated any revenues.

In 2001, we formed Rapid HIV Detection Corp. to market rapid
HIV tests. Those rapid HIV tests include:

    InstantScreen, which is the initial test for HIV;

    InstantConfirm, which is used to verify all positive results; and

    InstantDifferentiate, which indicates whether the patient has HIV-1 or HIV-2. HIV-1 is the most common form of HIV;
     HIV-2 is a less aggressive form found in some parts of the world, including West Africa.

The InstantScreen test takes 30 seconds to produce results. Only a few drops of blood are needed, and the blood is drawn with a finger prick, rather than intravenously with a needle and vial of blood. No additional material or special knowledge is needed to administer the test, and only elementary level reading skills are required. The test can be produced in different formats, depending upon whether it will be used in a doctor's office, hospital or in the field. The InstantConfirm test takes about 8 minutes to perform and is the first rapid HIV test to use the Western-Blot type HIV confirmation technology. The Western-Blot is recognized as the gold standard of HIV confirmation. This phase of the test is critical, since false-positive results have been a significant historical problem with HIV testing. The InstantDifferentiate is used if the patient tests positive for HIV, in order to determine whether the patient is infected with HIV-1 or HIV-2. HIV-2 is a less aggressive form of HIV that causes AIDs after a longer period of time than HIV-1, and is prevalent in certain parts of the world, including West Africa.

In order to acquire the exclusive, world-wide marketing rights to the rapid HIV tests, we entered into a marketing agreement with GAIFAR, a German company which owned all the rights to the tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp - we own 75% and GAIFAR owns 25% of Rapid HIV's common stock. GAIFAR retained the manufacturing rights for the tests. We entered into the agreement in June 2001 and acquired the marketing rights at that time. The initial terms of the agreement allowed us a due diligence period of 8 weeks to withdraw from the agreement, but in July, all the parties agreed to extend that date until October 15, 2001. The parties also agreed that we would need to provide a copy of a resolution signed by our board of directors approving the contract. In October, we completed our due diligence period and our board provided their unanimous resolution, making the marketing agreement fully effective, which means that we no longer have a right to withdraw. The marketing agreement, which we filed as an exhibit to a Form 8-K filed October 15, 2001, has a minimum ten-year term and calls for total payments of $7,000,000 through the 3rd quarter of 2002. When the marketing agreement became effective in October 2001, $1 million of the funds previously loaned were applied to the total $7 million consideration. The original agreement called for a loan in the amount of $500,000 to the owner of the rapid HIV tests and technology, but we agreed to loan another $125,000 during the 2nd quarter while we continued our due diligence, so the total loans were $625,000 as of June 30, 2001. During the 3rd quarter of 2001, we loaned an additional $400,000 while we completed our due diligence; the total loan amount applied to the $7 million total due was $1 million. The remaining $25,000 loan will either be repaid or applied to a future payment obligation. The loan was made part of the consideration we paid to acquire the exclusive worldwide marketing rights to the rapid HIV tests and technology, and is now part of our investment in Rapid HIV. Therefore, the loan is classified as a non-current asset. The remaining $6 million in payments are due from
October 20, 2001 through August 20, 2002. We made the $125,000 payment due in October, and the remaining payments include a range of $125,000 per month for November and December 2001 to $1 million per month for the 4 months from April - July of 2002. The original marketing agreement provided for payments through the 2nd quarter of 2002, and we renegotiated for a longer payment period in October 2001. We made our investment in Rapid HIV because we believe Rapid HIV will generate earnings.

The  money  we  spent investing in these companies  came  from notes payable, debentures payable and stock sales during  2000 and 2001.

In July 2001, we announced that ViaCirq entered into a Memorandum of Understanding with Phoenix Hospital Mangagement to pursue a joint venture to market and sell ViaCirq products in China. In August we announced that negotiations were continuing. The tragic events of September 11, 2001 further delayed the travel and communication necessary to continue meaningful work on or to finalize the transaction. As of the date of this filing, due primarily to the international economic and trading instability resulting from the terrorist attacks and the military response to those attacks, we no longer believe this transaction is feasible and have discontinued negotiations. We may re-open negotiations in the future, but at this point, we do not believe the joint venture will occur.

Accounts receivable, net of allowance for doubtful accounts, increased from $400,950 as of December 31, 2000 to $1,273,100 as of September 30, 2001. The increase is primarily attributable to the increase in revenues for INTCO, a consolidated subsidiary of Petrol Rem, and the timing of billings and collections related to these revenues.

Our net inventory increased from $805,224 as of December 31, 2000 to $1,575,373 as of September 30, 2001. The increase was primarily due to an inventory build-up for the ThermoChem hyperthermia products and for other manufacturing projects being completed at our Indiana, PA facility.

Current related party receivables increased during the nine-month period ended September 30, 2001 due to the $110,000 loan made to Anthony Delvicario (a member of Diasense's board of directors) which was previously discussed. This addition to current related party receivables was partially offset by repayments on other related party notes.

Acquisitions   of  property,  plant  and  equipment   included
increases of machinery and equipment of $1,130,359 for the nine months ended September 30, 2001 primarily due to additions of hyperthermia equipment for our ViaCirQ subsidiary and the purchase of tire-shredding equipment for Petrol Rem's subsidiary, Tireless. Leasehold improvements increased by $170,342 primarily due to renovations made to the Indiana, PA facility.

Accounts payable increased by $1,467,006 during the nine months ended September 30, 2001 due to the timing of payments that were slower than normal due to our shortage of working capital. Accrued liabilities increased by $446,530 during the same period due to accrued interest on notes payable and increased liabilities for accrued payroll and vacation. We also accrued an additional $225,000 for extending the due dates on the payments due on our class action settlement.

Notes payable increased from zero at December 31, 2000 to $3,414,336 at September 30, 2001 due to $9,825,000 of notes payable issued in order to fund operations and investing activities and borrowings of $39,336 under a $50,000 line of credit agreement. In July 2001, $6,450,000 of the notes payable were repaid with proceeds from the sale of common stock subscriptions.

Our current portion of long-term debt, decreased by $960,408 during the nine months ended September 30, 2001 primarily due to payments of $850,000 on a note payable related to Petrol Rem's acquisition of 51% interest in INTCO, Inc. and payments of monthly installments on debt related to commercial insurance premiums partially offset by additional debt of $117,235 acquired related to commercial insurance premiums.

We are currently renegotiating loans due in connection debt incurred when we purchased ICTI. As of September 30, 2001, our current portion of long-term debt includes $4,091,667 and our accrued liabilities includes $1,261,683 in accrued interest, all of which is due in connection with ICTI. We believe we have an agreement to make payments and issue convertible preferred stock in return for a reduction in the total amounts due, however, our counsel is still negotiating and finalizing the documents to accomplish the deal, so we cannot be sure that it will be finalized before the end of 2001.

On October 11, 2001, Petrol Rem borrowed $500,000 from the minority owner of its subsidiary, INTCO, Inc., under a promissory note that bears interest at 7% per year and is payable upon demand. To secure payment of the note, Petrol
Rem pledged all of its shares in INTCO, Inc.

Debentures payable decreased by $2,400,000 during the nine months ended September 30, 2001 due to the conversion of $10,655,659 of debentures into common stock partially offset by the sale of $8,255,659 of convertible subordinated debentures to raise capital to fund operations.

In July and August, the Company raised $11,164,000 through the sale of common stock subscriptions. As of September 30, 2001, 769,410,099 shares of stock had been issued to satisfy
$9,900,000 of these subscriptions. In addition, the Company repurchased subscriptions totaling $1,264,000 for $1,453,600. As a result of the conversion of debentures and the issuance of common stock to satisfy stock subscriptions, our common stock balance increased to $245,063,111 as of September 30, 2001 compared to $138,370,417 as of December 31, 2000.
Because the common stock was issued at prices below par value, our additional paid in capital decreased from $87,035,096 at December 31, 2000 to $2,482,952 at September 30, 2001.

                    Results of Operations

Our sales and corresponding costs of products sold during the nine months increased to $2,869,611 and $2,082,021 respectively in 2001 from $98,831 and $132,644 in 2000. The increase was primarily due to sales of $2,419,659 by Petrol Rem's subsidiary, INTCO, which was acquired in the fourth quarter of 2000 and, therefore, not included in the first nine months of 2000 operations. Petrol Rem's increase also included an increase in bioremediation product sales to
$75,801  during  the  first nine months of  2001  compared  to
$25,982 during the same period in 2000. Although we had anticipated revenue of $1.67 million from Petrol Rem during the 3rd quarter of 2001, actual revenues were approximately $1.33 million. During the 3rd quarter, Petrol Rem received a distribution agreement for approximately $125,000 per year from an Alaskan oil spill clean-up company called F.R.O.G. to distribute Petrol Rem products. The contract has an initial term of one year, with automatic renewals on a yearly basis. Due to recent international events, including the September 11th tragedy, the Alaskan company has been focused on other matters, and they've told us that they hope to begin selling our products soon. Through Tireless, LLC, we received a sub-contract to help clean up tire piles in Ohio. We began that project at the beginning of October, and we recently began billing for our services. We believe the Tireless sub-contract could generate revenue of at least $500,000 over the next year based on our equipment's capacity to shred tires over the one-year period of the contract.

In addition, for the first nine months of 2001, we recognized sales of $208,284 from our hyperthermia products, which produced sales of $35,808 during the first nine months of 2000. The increase was due to placements and installations of ViaCirq's ThermoChemHT system and corresponding sales of disposables in several hospitals.

Other product sales increased in total, but not significantly. We received $80,405 from CCTI's metal coating products compared with $28,098 in the first nine months of 2000. The increase in sales of metal coating products was due primarily to the introduction of a product line for sharpeners used for knives and other tools in the professional culinary field, for sportsmen's knives and fish hooks, for professional woodworkers and for household use. CCTI also continues to receive work from repeat customers who sent us more work once they were satisfied with our earlier performance. During the first nine months of 2001, we recognized sales of $49,403 for our theraPORT, an implantable device used by patients who have repeated injections of drugs. The theraPORT is implanted in the patient's chest and provides a fixed port for catheters used to deliver the drugs the patient needs. We also recognized sales of $36,000 for HIV tests marketed by Rapid HIV Corporation. Until we have significant and consistent sales, we can't predict any trends for future revenues. Our costs of products sold increased due to the increase in sales of our various products.

During the 3rd quarter of 2001, our manufacturing division in Indiana, PA received contracts, which we anticipate will begin generating revenue during late 2001 and early 2002. Our Biocontrol Technology division received a $1.5 million manufacturing contract from the U.S. Army, and $238,000 manufacturing contract from a private company. We began work on the U.S. Army contract, which we believe will generate $1.5 million in revenue during the first year, beginning in the 4th quarter of 2001, with additional revenue for two additional years; we filed a copy of that contract as an exhibit to our Form 8-K/A filed October 15, 2001.

Other  income increased from zero during the first nine months
of  2000 to $9,497 during the first nine months of 2001.   The
increase was primarily due to rental income.

Research and Development expenses during the first nine months increased to $5,142,507 in 2001 from $5,082,319 in 2000. The increase was due to expenses incurred for the Diasensor clinical trials partially offset by reduced research activities on our hyperthermia products and the redeployment of resources from research activities to production of hyperthermia products.

General and administrative expenses increased a total of approximately $4.3 million for the first nine months of 2001 as compared to 2000. Approximately $3.4 million of the increase is attributable to additional salaries, which include a $912,727 payment to David L. Purdy in connection with his resignation from the Company and its affiliates and new hiring at ViaCirq and Petrol Rem (including INTCO and Tireless, LLC). $1.3 million of the increase represents increased outside professional fees, approximately $500,000 of which was incurred in connection with ViaCirq's sales and marketing efforts for the ThermoChem system. Approximately $500,000 of the increase is due to increased travel expenses, primarily for ViaCirq's and Petrol Rem's increased marketing efforts. The above increases were partially offset by a decrease of approximately $600,000 in expense recognized in connection with the granting of warrants for services.

Amortization of goodwill increased from $279,681 to $579,671 for the first nine months of 2000 to 2001. The increase is due to additional investments in unconsolidated subsidiaries as of September 30, 2001 compared with September 30, 2000. A portion of these investments is recognized as goodwill and amortized over a five-year period. Our loss in unconsolidated subsidiaries decreased to $221,407 for the first nine months of 2001 compared to $493,925 for the same period in 2000. This loss results because we absorb part of losses incurred by unconsolidated subsidiaries. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

Debt issue costs increased from $985,000 to $1,741,886 for the first nine months of 2000 to 2001. The increase is due to additional debentures and notes payable during the first nine months of 2001 compared to the same period in 2000.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first nine months of 2001 compared to $2,462,500 for the same period in 2000. The amount decreased primarily because we issued fewer debentures this year compared to last year.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K


     A report on form 8-K filed, August 14, 2001 for the event dated August 10, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed August 16, 2001 for the event dated August 14, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed September 9, 2001 for the event dated August 31, 2001. The items listed were Item
     5, Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed September 12, 2001 for the event dated September 10, 2001. The items listed were
     Item 5, Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 1, 2001 for the event dated September 27, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 5, 2001 for the event dated October 2, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 5, 2001 for the event dated October 4, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 11, 2001 for the event dated October 9, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 15, 2001 for the event dated October 15, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K/A filed October 15, 2001 for the event dated October 15, 2001. The items listed were Item
     5, Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed October 16, 2001 for the event dated October 16, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.

     A report on form 8-K filed November 9, 2001 for the event dated November 8, 2001. The items listed were Item 5,
     Other Events, and Item 7(c), Exhibits.




     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2001.



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