Form 10-K
period 2001-12-31
BICO INC/PA
filed 2002-04-01
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/01    Commission File Number    0-10822

                           BICO, Inc.
     (Exact name of registrant as specified in its charter)

               Pennsylvania                       25-1229323
     (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)        Identification Number)

     2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, Pennsylvania  15220
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of March 28, 2002:

Common Stock, $.10 par value --$48,943,248

As of December 31, 2001, 2,450,631,111 shares of common stock, par value $.10 per share, were outstanding.

As of December 31, 2001, 16,930 shares of preferred stock, par value $10 per share, were outstanding.

          Exhibit index is located on pages 41 to 43



Item 1.  Business

General Development of Business

BICO, Inc. was incorporated in the Commonwealth of
Pennsylvania in 1972 as Coratomic, Inc.   Our manufacturing,
research & development operations are located at 625 Kolter Drive in Indiana, Pennsylvania, 15701, and our administrative offices are located at 2275 Swallow Hill Road, Pittsburgh, Pennsylvania, 15220.

Our primary business is the development of new devices and technologies, which include environmental products, which help to clean up oil spills, procedures relating to the use of regional extracorporeal hyperthermia in the treatment of cancer, and models of a noninvasive glucose sensor. Regional extracorporeal hyperthermia is a system that circulates fluid in a specific area of the body after the fluid has been heated outside the body.
The circulated fluid's higher temperature helps treat certain diseases by inducing an artificial fever that kills targeted cells. Our noninvasive glucose sensor helps diabetics measure their glucose without pricking their fingers or having to draw blood.

We have several subsidiaries that specialize in those different projects. Petrol Rem, Inc. handles our environmental products PRP, BIOSOK and BIOBOOM that help clean up oil spills and other pollutants in water. ViaCirq, Inc. handles the hyperthermia project, a technology called the ThermoChem System. Diasense, Inc. manages the noninvasive glucose sensor project. Our Biocontrol Technology division focuses on our biomedical projects and on contract research and manufacturing.


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

Description of Business

               Petrol Rem's Environmental Projects

BIOREMEDIATION AND OIL SPILL CLEAN UP

We are involved in the field of biological remediation, or bioremediation, development. Bioremediation technology uses naturally occurring microorganisms or bacteria to convert various types of contamination, like oil spills, to carbon dioxide and water. The product, PRPr, which stands for Petroleum Remediation Product, is designed as an environmental microbial microcapsule, which is used to collect, contain and separate oil-type products in or from water. The product's purpose is to convert the contaminant, with no leftover residue in need of disposal. When the PRPr comes in contact with the petroleum substances like oil spills, the oil spills become bound or attached to the PRPr, and they stay afloat. Because the product contains the necessary nutrients and microorganisms, the bioremediation process begins immediately, which limits secondary contamination of the air or surrounding wildlife. Eventually, the product will break down both the petroleum and itself, leaving nothing but carbon dioxide and water.

In 2001, Petrol Rem filed a new patent application for PRP and its manufacture without the addition of microorganisms. Scientific experimentation and current literature indicate that bioremediation occurs at the same efficient level without the added microorganisms, allowing us to cut manufacturing costs without sacrificing performance. The patent is currently pending.

In late 2000, Petrol Rem acquired 51% of INTCO, a Louisiana company that specializes in regional oil spill clean-ups, primarily on the Gulf coast of southeast Louisiana, for an investment of approximately $1.25 million, all of which was paid during 2001. INTCO has been using Petrol Rem's oil spill clean-up products in clean up projects. INTCO was generating income when we acquired our interest in 2000, and its revenues have helped Petrol Rem's revenue flow.

During 2001, Petrol Rem focused on the Asian market. In 2000, Petrol Rem hired a vice president of Asian sales and marketing who speaks four languages fluently, including English. His efforts helped increase the number of Asian distributors, which resulted in increased sales.

Petrol Rem's revenues increased significantly during 2001, due primarily to INTCO's revenues. Petrol Rem's total revenues for 2001 were approximately $3.384 million. Of that, approximately $3.2 million was from INTCO and $108,000 was from bioremediation products.

In December 2001, Petrol Rem signed a two-year agreement with
Belgian-based Clean World Solutions.   The agreement grants Clean
World exclusive master distributorship rights to all of Petrol Rem's oil spill absorption and bioremediation products throughout Europe. Clean World placed its initial order, for $110,000, in January 2002.

Clean World plans to grant sub-distributor agreements in each country covered by the agreement. They have already signed agreements with companies in Germany, Belgium and Luxemburg. For more information on Clean World Solutions, you should visit their website at www.cleanworldsolutions.com.

Clean World Solutions will operate the agreement through its recently-formed division called Petrol Rem Europe. Petrol Rem Europe officially launched its sales and marketing efforts for the Bio-Sok at a German boat show held January 9-14, 2002 in Dusseldorf. The European product launch for PRP took place at the International Maritime Organization's Third Research and Development Forum on High-density Oil Spill Response, was held in Brest, France in mid-March 2002.

Petrol Rem received a distribution agreement for approximately $125,000 per year from Alaskan oil spill clean-up company called F.R.O.G. to distribute Petrol Rem products. The contract has an initial term of one year, with automatic renewals on a yearly basis. Due to the September 11th tragedy, the Alaskan company was initially focused on other matters, and they placed their first order in November 2001. Due to the extreme winter weather in Alaska, we expect additional orders to begin in the late spring.

In March 2002, we announced that Petrol Rem had named Winner Advertising of Sharon, PA as its agency of record to assist with its marketing, brand management, advertising, public and media relations. Petrol Rem is marketing PRPr through trade shows, magazines, direct mail advertising, and direct contacts with companies and consultants specializing in petroleum clean-up, as well as marketing directly to municipalities and corporations with needs for the product. Petrol Rem also has an international market, with its primary customers in Indonesia and Europe.

In March 2002, we announced that Corpfin.com, an Atlanta company, has agreed to undertake the process of taking Petrol Rem from a private company to a public company. Since the process is just beginning, we don't know how long the process might take, or what the terms of the transaction might be.

Part of Petrol Rem's initial research and development involved field-testing supervised by the National Environmental Technology Applications Corporation. That group, which is known as NETAC, is endorsed by the Environmental Protection Agency to determine whether products are effective. As a result of their testing, NETAC reported positive results regarding the effectiveness of the product.

The product is listed on the EPA's National Contingency Plan Product Schedule, and is available in free-flowing powder or absorbent socks. In 1995, the EPA required that all products previously listed on the National Contingency Plan Product Schedule be submitted to additional testing. Because PRPr successfully passed the test conducted by NETAC, the product was requalified for listing on the EPA's product schedule. In addition, PRP was one of only fourteen products listed after the 1996 Alternative Response Tool Evaluation System was implemented.

In April 1993, Petrol Rem entered into a lease for a facility in the Pittsburgh, Pennsylvania area, which is used to manufacture PRPr. The current lease has a renewable three-year term, with monthly rental payments of $4,661 plus utilities and applicable business privilege taxes. Petrol Rem purchased equipment, which has the capability to produce PRPr in quantities of 2,000 pounds per day, and has built an adequate inventory.

Petrol Rem also completed development of a new spray applicator for its PRP product. The new applicator is a lightweight, portable unit, which provides a more continuous flow of product. The lighter weight and smaller size will allow easier access to remote sites, which were impossible to reach with the previous applicator.

In addition to PRP, Petrol Rem also developed other products.
In order to address water pollution issues at marinas, Petrol Rem introduced the BIOSOK, which is PRP contained in a 10" fabric tube, and is designed and used to aid in the cleaning of boat bilges. Bilges are commonly cleaned out with detergents and other chemicals, which cause the oil pumped out of the bilge to sink to the bottom of the water, where it is harmful to marine life, and becomes difficult to collect. In addition, it is illegal to dump oil or fuel into the water. The BIOSOK, when placed in the bilge, absorbs and biodegrades the oil or fuel on contact, which significantly reduces or eliminates the pollution; then the product biodegrades itself. As a result, BIOSOK helps to keep waters clean. In addition, BIOSOK helps eliminate the chore of bilge cleanup, and helps users such as boaters and marinas to avoid fines for pumping oil and fuel into the waterways, which is prohibited. The U.S. Coast Guard is using the BIOSOK in certain regions on their vessels and maintains a sufficient supply to provide continuing availability.

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

Petrol Rem markets the BIOSOK and BIOBOOM at wholesale prices ranging from $11-$13, and $110-$130, respectively, depending on the quantity purchased.

We believe that we have spent all of the funds necessary to complete the development of its bioremediation products, and to build up sufficient inventory pending additional orders. We expect that our expenses going forward will be for marketing and
sales.   We spent approximately $17.8 million on this project
through December 31, 2001. We have been funding this project since 1992 with money we raised by selling our securities, including our stock or convertible debentures.

TIRE PILE CLEANUP AND OTHER PROJECTS

In 2000, Petrol Rem formed a joint venture called Tireless, LLC, which was formed to handle the environmental and business concerns arising from scrap and discarded tires. In 2001, Tireless obtained a portable tire shredder, which allows Tireless to go directly to the tire pile sites to coordinate shredding and
recycling.   In September 2001, Tireless received a sub-contract
to remediate discarded tires at one of the nation's largest tire piles near Upper Sandusky, Ohio. Tireless is now shredding tires at that site, and we began billing during the third quarter of
2001.   We believe the Tireless sub-contract could generate
revenue of at least $500,000 over the next year based on our equipment's capacity to shred tires over the one-year period of the contract.

During 2001, through our subsidiary Petrol Rem, we've also loaned money to Practical Environmental Solutions, Inc., a Pennsylvania company that acquired technology used to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3.1 million to Practical Environmental as of December 31, 2001. Practical Environmental has made interest payments on the amount due. The loan, which was originally due on August 31, 2001 has been extended until May 31, 2002; no principal payments have been made to date. Our management is considering whether to convert all or part of that loan to an equity investment - they are making that decision because Practical Environmental is willing to make that conversion and because Practical Environmental has been generating revenues since January 2001. As of December 31, 2001, Practical Environmental's internal financial information shows revenues of $537,100; they are still operating at a loss. We don't currently intend to make any additional loans or investments in Practical Environmental, except for the possible conversion of the existing loan to equity.

          ViaCirq's Extracorporeal Hyperthermia Project

CURRENT STATUS OF THE VIACIRQ PROJECT

Our subsidiary, ViaCirq, is the developer and marketer of the ThermoChem HT System, which received FDA clearance to market in January 2000. The ThermoChem HT System is used to deliver intraperitoneal hyperthermia, known as IPH. Intraperitoneal means within the abdominal cavity. Hyperthermia involves using heat to raise temperatures. Surgeons use intraperitoneal hyperthermia in conjunction with cytoreductive surgery - surgical removal of cancer - and chemotherapy to treat advanced stages of gastric cancer, colorectal cancer, appendiceal cancer, ovarian cancer and other cancer that has spread to the lining of the abdominal cavity.

Medical studies indicate that cancer that has spread to the lining of the abdominal cavity is often accompanied by malignant ascites - when cancer spreads in non-segregated tumor form, bowel obstruction, pain, poor survival and poor quality of life.

Surgery alone may not permit the complete removal of the tumor and microscopic residual disease often remains when the surgery is finished. Intravenous chemotherapy can be diluted by the time it reaches the tumors in the abdominal cavity; thus leaving the remaining cancer unaffected. As a result, the cancer often persists despite surgery and IV chemotherapy, resulting in patients having few if any options.

A procedure, pioneered at Wake Forest University School of Medicine, combines cytoreductive surgery, chemotherapy and intraperitoneal hyperthermia to yield positive survival and quality of life outcomes for patients with these advanced cancers that have spread to the lining of the abdominal cavity. These results have been published in numerous medical journals including, The American Surgeon and The European Journal of Surgical Oncology.

In a surgical procedure, 2 incoming catheters with temperature probes are placed in the upper abdomen and 2 outgoing catheters with temperature probes are placed in the lower abdominal cavity in the pelvic area; then the abdominal cavity is temporarily closed. The ThermoChem HT System is primed and begins circulating 3 liters of heated sterile solution through the 2 ingoing catheters, throughout the abdominal cavity with the heated sterile solution returning to the ThermoChem through the 2 outgoing catheters that are placed in the lower abdominal cavity in the pelvic area. The continuous circulation of heated sterile solution raises the core temperature of the abdomen, to the desired temperature of the surgeon, in the range of 41 C (105.8
F) to 42 C (107.6 F). This procedure is known as intraperitoneal hyperthermia, or IPH.

Before intraperitoneal hyperthermia is used on a patient in a surgical procedure, the surgeon makes a midline abdominal incision to expose the entire abdominal cavity. Tumors within the abdominal cavity are surgically removed to the extent possible. Ingoing and outgoing catheters are placed and the patient's abdominal cavity is temporarily closed. The ThermoChem HT System administers intraperitoneal hyperthermia. When the desired core temperature, as directed by the surgeon, of the abdominal cavity is reached, at the surgeons choice, chemotherapy may be administered to the abdominal cavity during the procedure. After 2 hours of intraperitoneal hyperthermia, the sterile solution is circulated out of the abdominal cavity and the catheters are removed. The surgical procedure is completed and the patient is transferred to the Intensive Care Unit.

The commercial availability of the ThermoChem HT System can now provide the broader adoption of this combined treatment within the surgical oncology community.

During 2000, we focused on forming a Quality Control System and geared-up for manufacturing and marketing of the ThermoChem HT System. We entered into long-term use agreements with Wake Forest University Medical Center in Winston-Salem, NC and Zale Lipshy University Hospital at Southwestern Medical Center in Dallas, Texas.

During 2001, our management team recruited a sales force and focused on marketing the ThermoChem HT System. In March 2001, we introduced our technology at the annual cancer symposium meeting of The Society of Surgical Oncology in Washington, DC. In 2001, we entered into long-term use agreements with The University of Pittsburgh Medical Center in Pittsburgh, PA; Baylor University Medical Center in Dallas, TX; and Sharp Memorial Hospital in San Diego, CA to use the ThermoChem HT System to administer intraperitoneal hyperthermia as part of their surgical oncology program. We have entered into evaluation agreements in which the Company is paid on a per IPH procedure to evaluate the program. These institutions include; Veterans Affairs Medical Center in Pittsburgh, PA; Veterans Affairs Medical Center in Cincinnati, OH; Greenville Memorial Hospital in Greenville, SC; St. Agnes Healthcare in Baltimore, MD; Dekalb Medical Center in Atlanta, GA; Kettering Medical Center in Dayton, OH; the University of Washington Medical Center in Seattle, WA; and the University of Maryland Medical Center in Baltimore, MD.

In 2001, the Company sponsored the first and only long-term quality of life study with Wake Forest University Baptist Medical Center involving patients who have survived greater than three years following intraperitoneal hyperthermia in conjunction with cytoreductive surgery and chemotherapy.

The results of this long-term quality of life study were presented at the 55th annual Society of Surgical Oncology symposium in March of 2002.

In 2001, ViaCirq's board of directors, along with their stockholders, including BICO, decided to split whole body hyperthermia utilizing the ThermoChem System and regional hyperthermia utilizing the ThermoChem HT System into two separate companies. ViaCirq will continue to develop, market and sell the ThermoChem HT System for regional hyperthermia treatments such as intraperitoneal hyperthermia. The ThermoChem HT System can be used for other regional hyperthermia treatments, which will require FDA approval, such as the chest cavity perfusion, isolated lung perfusion, isolated limb perfusion and liver perfusion.

The newly created ViaTherm, Inc., will focus on the development of the ThermoChem System for whole body hyperthermia for metastatic lung cancer and HIV.

Although we had hoped to enter into an agreement with a hospital group in China, the tragic events of September 11, 2001 and their impact on international travel, trade and communications made such an arrangement impossible at this time.

HISTORY AND DEVELOPMENT OF THE THERMOCHEM AND THERMOCHEM HT
SYSTEMS

ViaCirq was incorporated on October 23, 1992 as IDT, Inc.
ViaCirq focused on the research and development of the ThermoChem System and associated disposables as a delivery system for perfusion induced systemic hyperthermia - known as PISH - a form of whole body hyperthermia, in the treatment of certain types of cancers and HIV/AIDS. Perfusion induced systemic hyperthermia is the elevation of the body's core temperature, which is like inducing an artificial fever. Perfusion induced systemic hyperthermia uses a device connected to incoming and outgoing outlet catheters in the body to circulate blood outside the body through a heat exchanger that heats the circulating blood. This continuously circulating heated blood in and out of the body raises the core body temperature inducing the artificial fever.

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

In 1993, we entered into a license agreement with HemoCleanse to develop the ThermoChem technology for delivering extracorporeal hyperthermia. Under the license agreement, we received worldwide rights to market the ThermoChem technology and disposables while HemoCleanse retained worldwide manufacturing rights for ThermoChem technology and disposables. We funded HemoCleanse's development of a prototype of the ThermoChem System for PISH.
The prototype was used in preclinical trials and subsequently in the first ever FDA approved clinical trials for AIDS and non-small cell lung cancer (NSCLC).

The ThermoChem System consists of two components: ThermoChem HT
System and ThermoChem SB System that are necessary for delivering
PISH, a form of whole body hyperthermia.

ThermoChem HT System is fully integrated system that heats, circulates and maintains desired blood/fluid temperatures in delivery of whole body hyperthermia or regional hyperthermia.

ThermoChem SB System is used in conjunction with the ThermoChem
HT System to deliver whole body hyperthermia by balancing blood chemistries on a real-time basis while removing toxins.

It is common knowledge that higher temperatures of the body, like natural fevers, can serve to control infections. Using this concept, the ThermoChem System induces an artificial fever to
107.6 F, which is whole body hyperthermia. During whole body hyperthermia, however, blood chemistries shift potentially causing severe organ damage and possibly death.

The ThermoChem System is a unique system that incorporates the features of the ThermoChem HT, but also automatically balances electrolytes and important nutrients using the chemical exchange characteristics of the ThermoChem SB, while simultaneously removing many small toxins. The electrolytes and nutrients flow from the sorbent to the blood until equilibrium is reached. Unbound toxins flow freely from the blood and bind to the charcoal of the suspension.

There are many methods of inducing whole body hyperthermia including radiant heat chambers, microwave heat chambers, water blankets and PISH. Medical literature shows that PISH allows for a more uniform heating of the body and a higher sustained body temperature, which provides for a better lethal effect to the cancerous tumor.

Perfusion Induced Systemic Hyperthermia Utilizing the ThermoChem
System

Perfusion induced systemic hyperthermia, known as PISH, is achieved through extracorporeal blood heating which involves heating the patient's blood outside the body to a maximum of
118.4 F and returning it back to the body, thus raising the body's core temperature to the desired treatment temperature up to a maximum of 108.4 F for 2 hours. Catheters are placed in two venous access sites and attached to the disposable tubing of the ThermoChem HT. Blood passes a roller pump that sends it onward to the heat exchanger where indirect heating of the blood occurs, raising the outside blood temperature to a maximum of 118.4 F. A portion of the blood passes through a T-connection to the ThermoChem SB, located between the roller pump and the heat exchanger, where it is chemically balanced on a real-time basis and then returned to the blood flow path before it reaches the heat exchanger. Continually circulating blood is returned to the patient at approximately 114.8 F, gradually raising the patient's core body temperature to the desired temperature, which is measured by various temperature probes throughout the body.

Physicians have known that cancer cells are sensitive to heat, but only recently have the mechanisms of hyperthermia on cancer cells been understood. The vascular structure in tumors restricts blood supply so a tumor will retain heat, which destroys cellular components essential for a tumor to exist while certain chemotherapeutic drugs are potentiated by heat.

Beginning 1994, the safety and efficacy of perfusion induced systemic hyperthermia utilizing the ThermoChem System was evaluated in the following FDA approved and hospital
Institutional Review Board clinical trials:

St. Elizabeth Hospital - Lafayette, Indiana

  1. Phase I trial completed under protocol entitled " Evaluation of Whole-Body Hyperthermia Utilizing the ThermoChem Technology in the Treatment of Kaposi's Sarcoma with AIDS." This was the first FDA approved whole body hyperthermia study and was published in The Journal of Acquired Immunodeficiency Syndrome and Human Retrovirology.

  2. Phase II trial completed under protocol entitled
     "Extracorporeal Whole-Body Hyperthermia Treatments for HIV
     Infections and AIDS" with results published in American Society for Artificial Internal Organs (ASAIO) Journal.

University of Texas Medical Branch at Galveston

Phase I clinical trial completed in 2001 utilizing the ThermoChem System and disposables to deliver perfusion induced systemic hyperthermia for patients with non-small cell lung cancer. Non-small cell lung cancer remains a major cause of cancer morbidity and mortality in the United States and Europe.

One of the objectives of this trial was to evaluate the ThermoChem technology for treatment of metastatic non-small cell lung cancer with regard to patient selection, tumor response, patient performance status, and patient survival. The follow-up of the patients is patterned after the Southwest Oncology protocols, which are considered state-of-the-art to follow response of cancer to the therapy. Results of this study have been published in Annals of Thoracic Surgery; Perfusion; and American Society of Artificial Organs.

ThermoChem HT System   is a fully integrated system that heats,
circulates and maintains desired blood/fluid temperatures in delivery of whole body hyperthermia or regional hyperthermia. All operating parameters of the system are monitored by a computer and displayed and managed through an interactive video touch screen display. The operator can access all system controls and operations, in-put all necessary patient data, and define and adjust treatment parameters with just a touch of the finger. Beginning in May 1998, the safety and efficacy of intraperitoneal hyperthermia utilizing the ThermoChem HT System was evaluated in an FDA approved and Institutional Review Board clinical trial.

Wake Forest University School of Medicine

In May 1998, an Investigational Device Exemption, or IDE was approved by the FDA to allow human clinical trials utilizing the ThermoChem HT System and related disposables for IPH used an adjunct therapy with surgery and chemotherapy.

In a surgical procedure all cancerous growths are surgically removed from the patient's abdomen and pelvis; while all spaces and lining surfaces are opened, the abdomen is circulated with a heated physiologic solution circulating for a 2-hour period using the ThermoChem HT System with.

The technique, using IPH, surgery and chemotherapy has been done at Wake Forest University Baptist Medical Center since 1991 and is now offered as a standard-of-care for the treatment of advanced ovarian and gastrointestinal cancer.

ViaCirq and the surgeons at Wake Forest believe the ThermoChem HT can possibly make IPH more efficient and standardize the technique and educate others on the utilization of the ThermoChem
HT allowing more physicians to provide the life extending treatment for patients with this advanced cancer.

In April 1999, a study was completed on patients with advanced ovarian and gastrointestinal cancer utilizing the ThermoChem HT
System.

In May 2000, we entered into a Research Agreement with Wake Forest School of Medicine using the ThermoChem HT System and disposables to deliver intraperitoneal hyperthermia in combination with cytoreductive surgery and chemotherapy in the primary treatment of ovarian cancer. One of the main objectives of the study is to determine the response to intraperitoneal hyperthermia and chemotherapy as a combined therapy in patients with Stage III ovarian cancer. The IPH treatment will be repeated 6 months later during second-look surgery if the patient has no residual disease. The study is currently ongoing.

Quality of Life Study

In 2001, we sponsored the first and only long-term quality of life study with Wake Forest University Baptist Medical Center involving patients who have survived greater than three years following intraperitoneal hyperthermia in conjunction with cytoreductive surgery and chemotherapy.

ViaCirq and the surgeons at Wake Forest believe that the ThermoChem HT System can make the technique more effective with better temperature monitoring and control. This procedure is offered as a standard-of-care for treatment of patients with advanced ovarian and gastrointestinal cancer.

Medical Advisory Board

ViaCirq has a medical and scientific advisory board that is made up of these professionals. Advisory Board members do not receive a fee for serving on the board, but are reimbursed for expenses incurred. Brian Loggie, MD is under a separate consultant agreement with ViaCirq that has been approved by the University of Texas Southwest to help expand the use of intraperitoneal hyperthermia with the ThermoChem HT System.

     B. Loggie, M.D.               Surgical Oncology; University
                                   of Texas Southwestern
                                   Intraperitoneal hyperthermia focus

     S. Tomasovic, Ph.D.           Tumor Biology; UT/M.D. Anderson
                                   Cancer biology focus

     R. Fleming, Ph.D.             Pharmacology
                                   Hematology/oncology focus

     C. Steinhart, M.D., Ph.D.     Internal Medicine;
                                   Immunology; Mercy Hospital
                                   HIV Specialty


In March 1999, ViaCirq entered into a license agreement with Wake Forest University in which ViaCirq licensed all proprietary developments, data and information owned by Wake Forest relating to a method of heated perfusion of chemotherapy drug in treatment of intraperitoneal and other cancers.

In April 1999, a study was completed at Wake Forest University
School of Medicine utilizing the ThermoChem HT System for intraperitoneal hyperthermia in combination with surgery and chemotherapy in patients with advanced ovarian and gastrointestinal cancer.

In January 2000, HemoCleanse and ViaCirq received FDA clearance to market the ThermoChem HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution.

In June 2000, ViaCirq amended its license agreement with HemoCleanse whereby HemoCleanse granted ViaCirq a limited, exclusive worldwide, fully-paid, irrevocable, perpetual license limited to the relevant field of use in hyperthermia to manufacture the ThermoChem SB and SB treatment kits. All patents and patent applications in whole body hyperthermia owned by HemoCleanse were assigned to ViaCirq, the consideration for the above was 1,042,253 shares of HemoCleanse common stock. Since 1994, we invested $ 2,460,065 in HemoCleanse stock. Of the $2,460,065 invested in HemoCleanse common stock, approximately $1,018,750 was invested in 1994; $1,310,822 in 1995; and $130,493 in 1998. These investments were considered speculative throughout the term of the investment because HemoCleanse was continually operating at a deficit due to its research and development activities. Throughout those periods, HemoCleanse incurred net losses, accumulated deficiencies in assets, and not net tangible assets. Our management considered all HemoCleanse funding to be research and development expenditures and did not recognize any goodwill due to the absence of a proven technology. Due to HemoCleanse's financial condition and the absence of a fair market value for the HemoCleanse common stock, all amounts invested in HemoCleanse were expensed when the investments were made.

In August 2000, ViaCirq entered into a 3-year agreement with North Carolina Baptist Hospitals to provide our ThermoChem HT System and disposables to Wake Forest University Baptist Medical Center. In November 2000, ViaCirq entered into a contract to provide our ThermoChem HT System and disposables to Zale Lipshy University Hospital at Southwest Medical Center.

In 2001, ViaCirq entered into entered into long-term use agreements to provide our ThermoChem HT System to The University of Pittsburgh Medical Center in Pittsburgh, PA; Baylor University Medical Center in Dallas, TX; and Sharp Memorial Hospital in San Diego, CA to use the ThermoChem HT System to administer intraperitoneal hyperthermia as part of their surgical oncology program. We've spent approximately $18.7 on this project through December 31, 2001. We have been funding this project since 1992 with money we raised selling our securities, including our stock or convertible debentures.

               Rapid HIV Detection Corp.'s HIV Test Project

     In 2001, we formed Rapid HIV Detection Corp. Rapid HIV
Detection Corp. was formed to market rapid HIV tests. Those rapid
HIV tests include:

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

In order to acquire the exclusive, world-wide marketing
rights to the rapid HIV tests, we entered into a marketing agreement with GAIFAR, a German company which owned all the rights to the tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp - we own 75% and GAIFAR owns 25% of Rapid HIV's common stock. GAIFAR retained the manufacturing rights for
the tests.   We entered into the agreement in June 2001 and
acquired the marketing rights at that time. The initial terms of the agreement allowed us a due diligence period of 8 weeks to withdraw from the agreement, but in July, all the parties agreed to extend that date until October 15, 2001. The parties also agreed that we would need to provide a copy of a resolution signed by our board of directors approving the contract. In October, we completed our due diligence period and our board provided their unanimous resolution, making the marketing agreement fully effective, which means that we no longer have a
right to withdraw.   The marketing agreement, which we filed as
an exhibit to a Form 8-K filed October 15, 2001, has a minimum ten-year term and calls for total payments of $7,000,000 through the 3rd quarter of 2002. When the marketing agreement became effective in October 2001, all funds previously loaned, which totaled $1,025,000 were applied to the total $7 million consideration. The remaining $5,975,000 in payments are due from October 20, 2001 through August 20, 2002. The payments include a range of $125,000 per month for the 3 months from October-December 2001 to $1 million per month for the 4 months from April
- July of 2002.   The original marketing agreement provided for
payments through the 2nd quarter of 2002, and we renegotiated for a longer payment period in October 2001.

Beginning in December 2001, we did not make payments on the marketing agreement when they were due because of our cash flow problems. In March 2002, GAIFAR and Dr. Repke gave us notice that we needed to make up the late payments or they would terminate rights under the marketing agreement. We believe we have until May 2002 to catch up on the payments in order to maintain our marketing rights.

Our management entered into the Marketing Agreement and invested the money because they believe that the tests are superior, and that we would be able to sell them to generate revenue. The tests are priced according to the quantities purchased and the purchaser's intended use. For example, InstantScreen tests are priced at $5 or less - we have charged a research facility, like Walter Reed, less than $5, and charged commercial users closer to $5, depending upon the quantity. The InstantConfirm and InstantDifferentiate tests will probably be sold together, and we plan to charge between $12-15 for that package.

Based on studies conducted by various health institutions, which are summarized in the next two bullet points, our management believes investing in Rapid HIV is in the best interest of our company:

          In approximately 200 tests performed by the Noguchi Memorial Institute for Medical Research in Ghana, as well as 250 samples in an evaluation by the World Health Organization, and 150 samples evaluated by the National Institute for Virology in South Africa, our rapid HIV test performed with 100% accuracy.

          Walter Reed Army Institute of Research completed its own evaluation of the our rapid HIV test - in nearly 600 samples, our rapid HIV test showed perfect results - 100% sensitivity and 100% specificity.

Our management also believes that investing in Rapid HIV was a good use of our company's funds because they believe that our rapid HIV tests are superior overall to other available tests, including Determine, Oraquick and Medmira:

          One significant problem with other tests is that they have not performed as well in the field as they have in a laboratory. Our Rapid HIV tests can be used anywhere. This enables us to take the tests directly to the people who need it, rather than trying to convince them to travel distances to laboratories or hospitals.

          Another significant problem with HIV testing on a massive scale is time - only a rapid HIV test will work. The speed of our tests allows each patient to receive results immediately, without leaving the test site. Tests that require the patient to leave samples and return for them later not only jeopardize confidentiality - but those tests are also susceptible to an alarming but common occurrence - patients who never return for their test results.

          Our test does not require refrigeration and contains compounds that destroy the HIV cells and other infectious cells contained in test sample. Those cells are destroyed by one of the chemical agents included in the test solution for that purpose - those chemical agents can only destroy the cells in the test sample, and cannot help to cure HIV. This means our tests can be discarded without further sterilization or the need for toxic waste treatment.

          The result of our test can be permanently attached to the patients' file, allowing the patient to provide his HIV status at any time.

          Our tests are affordable - we plan to charge $5 or less in most instances for the InstantScreen test.

Although our initial focus is marketing our rapid HIV tests outside the United States, we are also pursuing FDA approval to sell the test in the U.S. GAIFAR and Dr. Repke began the FDA process in November 2000 and we are currently working with GAIFAR to design the trials needed for a full submission. Our past experience with the FDA indicates that it will not be a quick or easy process. We began trying to obtain FDA approval for our noninvasive glucose sensor in 1994, and we still don't have FDA approval. We've conducted several sets of clinical trials in our effort to obtain FDA approval for our noninvasive glucose sensor, and the trials we began in October 2000 are continuing. We have not received any revenue from our noninvasive glucose sensor since 1999.

    Biocontrol Technology's Research & Manufacturing Projects

In 2001, our Biocontrol Technology division increased its efforts to obtain research and manufacturing contracts to utilize our manufacturing facility in Indiana, PA, while we are waiting for the clinical trials on the Diasensor to proceed. The division received a $1.5 million manufacturing contract from the U.S. Army, and $238,000 research contract from a private company. We believe the U.S. Army contract will generate $1.5 million in revenue during the first year, beginning in the 4th quarter of 2001, with additional revenue for two additional years.


          Diasense's Noninvasive Glucose Sensor Project

CURRENT STATUS OF THE NONIVASIVE GLUCOSE SENSOR

In March 2002, we decided to suspend the clinical trials for our Diasensor 2000 for several reasons. First of all, we've made better progress on the development of our Diasensor 3000, the next generation of our noninvasive glucose sensor, and as soon as it is completed, we plan to conduct a new clinical trial for the better Diasensor. As long as we can continue to fund more development, we hope to finish the Diasensor 3000 this year. The Diasensor 3000 is better than the 2000 because:

          It can be calibrated to the patient in a few days rather than 6-8 weeks;

          It is quicker and easier - thus less expensive to manufacture. It takes days to manufacture the 2000, and hours to manufacture the 3000;

          It is smaller than the 2000; and

          It should cost the patient much less - probably about half as much as the 2000.

Although we are not permitted to discuss the results of the clinical trials, the data we gathered was encouraging and helped us develop the Diasensor 3000. Another reason we decided to suspend the trials was that we believe that, by using the Diasensor 3000, we can use a different type of trial - one that is quicker and less expensive, to satisfy the FDA.

Finally, our cash flow problems made it almost impossible to continue and complete the Diasensor 2000 trials. The trials took much longer and were much more expensive than we planned, and we didn't have enough money to keep them going at full scale. Some sites had already discontinued their trials because we couldn't keep their payments current. You should read our Managements' Discussion and Analysis section for more information on our cash flow problems.

We don't know how much longer the FDA approval process will take.
Although suspending the trials will delay FDA approval, we believe that the Diasensor 3000 is a better device and we hope that the FDA approval process for the 3000 will be shorter and less expensive than the 2000.

Although we discontinued our Diasensor 2000 trials, the following paragraphs tell you about how they did operate during 1999-2001.

In August 1999, we hired Joslin Diabetes Center to help us with our FDA submission. Joslin Diabetes Center designed and conducted the clinical trials on the Diasensor 2000.

Our contract with Joslin called for Joslin's representatives to conduct a clinical study on the effectiveness of the Diasensor 2000. The FDA approved Joslin's protocol for the clinical study in August 2000. In the Joslin contract, we agreed to pay for the study, and Joslin agreed to provide us with a report on the data gathered. Joslin also has the right, subject to confidentiality provisions, to publish the results of the clinical trials. The Joslin contract requires us to pay fees for their services.

In February 1999 we submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a revised FDA procedure, which divides submissions into modules, or parts. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both our own experience and by observing other module submissions, we do not believe that the FDA intends to "approve" the PMA one module at a time. Rather, we have had meetings with the FDA, including the October 1999 meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules will include raw data and laboratory study methods and test results. We'll make the final PMA submission when our clinical trials are completed, and that submission will include human clinical results and a summary of safety and effectiveness data.

Clinical trials began in October 2000 at Joslin Diabetes Center in Boston. The trials were designed for a total of 200 diabetics. Trials were also conducted at eight other sites: St. Luke's-Roosevelt Hospital Center in New York City; SUNY Health Science Center in Syracuse, New York; Hershey Medical Center in Hershey, Pennsylvania; Dr. David Huffman in Chattanooga, Tennessee; New Britain General Hospital in New Britain, Connecticut; Tulane Medical Center in New Orleans, Louisiana; and University of North Carolina in Chapel Hill, North Carolina; and the University of Maryland in Baltimore, Maryland.

Although our research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for us to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor in the United
States. In 1999, we also focused additional effort on the European market; since no material sales have occurred, we've discontinued our European marketing efforts.

Based on contracts between BICO and Diasense, BICO has the exclusive right to manufacture the noninvasive glucose sensor. Diasense will pay BICO for manufacturing, and that's how BICO will make money if we ever successfully market and sell the noninvasive glucose sensor.

Diasense is responsible for the marketing and sales of the noninvasive glucose sensor. Diasense plans to market the noninvasive glucose sensor and the telemedicine program directly to diabetics, through their doctors' orders. We may set our prices too high, which will limit our sales, unless we can convince health insurance companies to pay for them. Because the health insurance industry is in a constant state of change, we can't predict whether - when - or if - we will convince them to pay for our noninvasive glucose sensor or the telemedicine program. We have estimated, based on information from the American Diabetes Association, that there are about 15.7 million diabetics in the United States, but not all diabetics will be suitable users of our noninvasive glucose sensor. Those diabetics who require and benefit from frequent glucose monitoring and whose physicians adjust their insulin dosages based on glucose averages over time make up the potential market for our sensor, and we can't accurately estimate the size of that market at this time.

    HISTORY AND DEVELOPMENT OF THE NONINVASIVE GLUCOSE SENSOR

Along with Diasense, we've been working to develop a noninvasive glucose sensor for diabetics that is able to measure glucose without having to draw blood. Most currently available glucose monitors require the drawing of blood by means of a finger prick.

Our initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. We studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by our research team in 1990. A patent covering the method was granted to our research team and assigned to Diasense in December 1991. Diasense purchased those patent rights from us under a purchase agreement. We filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. We assigned the rights to that patent
to Diasense.   We developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2001, a total of 14 U.S. patents and two foreign patents have been issued, with additional patent applications pending.
We have the right to develop and manufacture sensors based on contracts with us.

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

On January 6, 1994, we submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensorr1000. A 510(k) Notification is a type of FDA filing used to ask the FDA to approve a device for sale in the U.S. We based the submission on data obtained from the advanced research prototypes, since we believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification. The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We, along with Diasense, announced that we would remain committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue.

Due to continued delays in the FDA approval process, and while continuing to work with the FDA and conduct its mandated testing, we turned our focus to other markets for the Diasensor 1000 besides the U.S.

In 1998, we were awarded International Organization for Standardization certification by TUV Rheinland, a German company authorized to conduct such audits, which was contracted to perform an audit of our quality system. We were awarded ISO Certification to the 9001 standard, which is evidence that we have, in place, a total quality system for the design, development and manufacture of our products. We were also awarded EN46001 Certification, indicating we meet European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV Rheinland, we received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits us to sell the Diasensor in Europe, although we have discontinued our marketing efforts in Europe.

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

We continued various aspects of the Diasensor development, which resulted in a method that will allow the patient to transmit the readings generated by the noninvasive glucose sensor to the patient's clinic or physician. Following an in-depth marketing study, we determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. This model of the Diasensor has been named the Diasensor 2000 to differentiate between the earlier models. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000.
In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts - of a PMA submission could
be made as they were ready.   We discuss our PMA submissions in
the "Current Status of the Noninvasive Glucose Sensor" section, which follows.

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




                         Other Projects

Implantable Technology

In April 1996, we received FDA approval to market our theraPORTr Vascular Access System. The approval was granted in response to our 510(k) Notification filed in January 1996. The device is made up of a reservoir, which is implanted beneath the skin in the chest region with a catheter inserted in a vein and provides a delivery system for patients who require continual injections. Because such repeated injections can cause veins to shut down and collapse, the theraPORTr offers an improved delivery system by eliminating that trauma. If necessary to accommodate multiple drug therapy with incompatible drugs, dual ports can be implanted. Such devices are frequently used in cancer drug therapy. We began selling the standard ports during the second quarter of 1997. A second device with a low profile was developed for pediatric use, and a 510(k) was submitted to the FDA in November 1997 for marketing approval. In early February 1998, we submitted a supplement to the FDA in response to a request for additional information, and the FDA granted its approval that same month. We are currently developing a dual port device and plan to submit another 510(k) for that device; however, our biomedical efforts continue to be focused on the Diasensor, so it is impossible for us to estimate when that submission might occur.

Through our subsidiary, Coraflex Inc., we are engaged in the development of a polyurethane heart valve, which we believe may not have the disadvantages of the mechanical and other synthetic valves currently being marketed. The Coraflexr valve, which resembles the human heart's aortic valve, is made by means of a proprietary manufacturing process. We believe that the polyurethane we use to make our heart valve is stronger and more resistant to fatigue compared to other valves. In vitro testing, some of which has been performed through the Children's Hospital of Pittsburgh, of the Coraflexr valve to date has demonstrated that our valve has superior fatigue resistance and flow characteristics compared to other devices. We must conduct additional development and testing before we can submit our valve to the FDA to begin testing it on humans. We'll need additional funding to do that, and we don't know when, or if, and FDA submission or testing will occur.

We also developed technology for other implantable devices, such as hemodialysis ports, implantable insulin dispensers and
rate-adaptive pacemakers.   Because we decided to focus most of
our resources on the noninvasive glucose sensor, we haven't made any real progress on these other projects, so they are all in very preliminary stages of development.

Diabecore Medical, Inc.

During fiscal 2000 and 2001, through Diasense, we invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. In preliminary studies, this new insulin has demonstrated effectiveness in controlling hyperglycemia without risk of severe hypoglycemia. Laboratory tests indicate that this new insulin, when administered in large doses, extends the duration of insulin action for improved control of glucose levels, rather than producing hypoglycemia. Those tests also have shown the new insulin to be 3 to 4 times less hypoglycemic when compared to presently available insulin. William D. Lougheed and Kusiel Perlman, M.D. are developing Diabecore's insulin with the support of the Research Institute of the Hospital for Sick Children in Toronto, where insulin was discovered, and the Loyal True Blue and Orange Research Institute in Richmond Hill, Ontario. We have invested a total of approximately $987,500 in Diabecore, and Diasense owns approximately 24% of Diabecore's stock. We currently have no plans to make additional investments in Diabecore.

MicroIslet, Inc.

During fiscal 2000 and 2001, through Diasense, we also invested in MicroIslet, Inc. MicroIslet is a California company that is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The current research involves the use of microencapsulated pancreatic cells, which are transplanted into diabetic animals. The initial trial on a non-human primate continues to provide very encouraging results. The diabetic animal achieved and maintained normal glucose readings for over one year following the transplant. MicroIslet believes that there are several benefits to using the microencapsulated islets for transplants, rather than transplanting human pancreatic cells. One benefit is the supply; the only source of human cells is from deceased organ donors, and more than one donor is needed for each transplant. In addition, human transplants involve a serious course of immuno-suppression therapy so the human recipient does not reject the transplanted cells. Dr. Emmanuel Opara, Ph.D. is the director of islet transplantation research at Duke University Medical Center, and he is heading up the research team. Dr. Opara's team is replicating the testing on 3 more primates to obtain additional data to support a planned request to the FDA to conduct human trials. We have invested a total of approximately $1.6 million in MicroIslet and Diasense owns approximately 20.2% of MicroIslet's stock. We currently have no plans to make additional investments in MicroIslet.

Metal Plating and Coating Technology

CCTI, which stands for Ceramic Coatings Technologies, Inc., is a Florida company that developed a ceramic coating used for metal components. CCTI then developed a product line for sharpeners used for knives and other tools in the professional culinary field, for sportsmen's knives and fish hooks, for professional woodworkers and for household use. Although we've begun to receive revenues from CCTI, which aggregated approximately $112,091 for 2001, we have decided to sell CCTI and are in active negotiations with a buyer.

In March 1998, we acquired an interest in a metal-plating company, because we estimated that the product would generate revenue and profit. We were wrong - the actual results were very different from our original estimates. The project did not generate any revenue during 1998 or 1999. Our early estimates were based upon our assessment not only of the marketability of the product, but on our ability to penetrate the metal finishing market using the features of the product. Our actual experience shows that it is much more difficult to exploit the existing market, regardless of whether or not the product has superior features. As a result, we discontinued operations and made the appropriate adjustments to our financial statements to reduce the value of this investment, which totaled $4.6 million - we funded that investment through sales of our securities including our
debentures.   In 2001, we reached an agreement with the people
who sold us the interest - we still owed them money from the purchase. They agreed to restructure the total $5,450,348 due to them and to reduce the amount to $2,887,500. As of December 31, 2001, we had made payments totaling $387,500, and issued them $2 million of our series I convertible preferred stock.

Internet Business Services

We made investments in a company called B-A-Champ.com. That company evolved from an internet card-trading company to an internet business service provider and became TruePoints, Inc. TruePoints provides internet marketing retention and promotional services for businesses. You should visit TruePoints website at www.truepoints.com to see how TruePoints operates and the type of promotional and customer retention programs they provide. Fred Cooper, our CEO, owned stock in B-A-Champ but during 2001, he gave that stock to BICO. As of December 31, 2001, we had invested a total of $1,445,000 in the project since the beginning of 2000.

American Inter-Metallics

During 1999, we made our initial investment in American Inter-Metallics, Inc. AIM has its operations in Rhode Island, and is developing a product that enhances the performance of propellants. AIM is developing specialized equipment and a process for producing a product, which AIM believes will increase the burn rates of current propellant formulas. AIM believes that, by increasing the burn rate of propellants, its product will improve the performance of rockets and other machinery. During 2000, AIM completed its prototype and is now testing the equipment. We invested $525,000 in AIM during 1999, and made additional investments of $285,000 during 2000 and $190,000 in 2001 for a total investment of $1 million, or 20% of AIM.
AIM's product is in the research and development phase; we can't give any assurances that it will be successful or profitable.

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

None of our current projects have generated any meaningful sales or revenue, although INTCO is generating revenue by providing environmental clean-up services by using our PRP products, and Petrol Rem's sales are increasing.

PATENTS, TRADEMARKS AND LICENSES

We own patents on certain products and we file applications to obtain patents on new inventions when practical. Additionally, we try to obtain licenses from others when we think it's necessary to conduct our business.

We rely on trade secret protection for our confidential and proprietary information. Although we and our affiliates, Diasense, ViaCirq and Petrol Rem, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, we can't assure that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to our trade secrets, disclose such technology, or we can meaningfully protect its trade secrets.

Bioremediation

In 1992 and 1993, Petrol Rem applied for patents in connection with its bioremediation product, all of which are still pending.
Petrol Rem received trademark authorization for the use of the product names PRP, BIO-SOK, BIO-BOOM, and Oil Buster.

In 2001, Petrol Rem filed a new patent application regarding PRP and its manufacture without the addition of microorganisms. The patent is currently pending.

Extracorporeal Hyperthermia

In September 1992, a research team funded by us applied for a domestic patent in connection with the use of perfusion-induced systemic extracorporeal hyperthermia and the treatment of HIV-positive patients; the patent has been assigned to ViaCirq. In October 1994, ViaCirq received notification that the patent application for its specialized method for whole-body hypothermia has been issued.

The patent entitled "Specialized Perfusion for Whole-Body Hyperthermia" contains seventeen claims for the hyperthermia procedure, including the method of heating all of the blood in the extracorporeal blood circuit to raise the patient's core temperature to approximately 42 C. A continuation in part, which was filed by ViaCirq and included the ThermoChem System was allowed in July 1995 and was issued in December 1995.

In May 1999 and early 2000, ViaCirq filed provisional patents for its use of the ThermoChem HT System and related disposables, and for use of the device for regional hyperthermia procedures.

In June 2000, HemoCleanse assigned all patents and patent applications to ViaCirq relating to the ThermoChem technology in hyperthermia. One of those patents was issued in December 2000, and another was allowed in January 2001.

In January 2000, HemoCleanse and ViaCirq received FDA approval to market the ThermoChem HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In addition, in February 2000, the FDA approved continued clinical trials at the University of Texas Medical Branch using the ThermoChem technology in whole-body hyperthermia to treat patients with certain types of end-stage lung cancer, which was completed in 2001.

Rapid HIV

Dr. Repke and GAIFAR, who developed the tests, own the patent rights for the Rapid HIV test technology. From an intellectual property viewpoint, there are two parts of the Rapid HIV technology. The first is on the detection system and the second is on the chemical composition of the tests themselves. So far, Dr. Repke and GAIFAR have treated the detection system as a trade secret, and they have not filed any patent applications for it. In December 2001, Dr. Repke and GAIFAR received notice that the German patent had been allowed for the chemical composition of the InstantScreen test. U.S., European and Patent Cooperative Treaty - PCT - applications are already in process.

Noninvasive Glucose Sensor

Diasense owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" which covers certain aspects of a process for measuring blood glucose levels noninvasively. That patent was awarded to BICO's research team in December 1991 and was sold to Diasense under a purchase agreement dated November 18, 1991. The patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If clinical testing or regulatory review delays marketing of a product made under the patent, we may be able to obtain an extension of the term of the patent. Our patent relates only to noninvasive sensing of glucose but not to other blood constituents. We have filed corresponding patent applications in a number of foreign countries.

As of November 2001, a total of 14 U.S. and two foreign patents have been issued, all of which have been assigned to Diasense,
and additional patents are pending.    Corresponding patent
applications have been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

Our research team continues to file patent applications, provisional patent applications, some of which are being converted into PCTs - Patent Cooperative Treaty - that reflect the continued research and development and additional refinements to the noninvasive glucose sensor.

We or Diasense may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

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

We also rely upon trade secret protection for our confidential and proprietary information. Although we, along with Diasense, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the our trade secrets, disclose such technology, or that we can meaningfully protect our trade secrets.

We have registered our trademark "Diasensor ", which is intended for use in connection with the Diasensor models. We intend to apply, at the appropriate time, for registrations of other trademarks as to any future products.

Implantable Technology

During 1995, we renewed our U.S. trademark registration for the name Coraflexr, which was originally granted in 1988. We also obtained trademark registration for the name theraPORTr.

In October 1996, we obtained a patent for our heart valve product.

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

Noninvasive Glucose Sensor

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. We are aware that other research groups have developed noninvasive glucose sensors, and that others are still in the research & development phase, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. We face the risk that some other group will complete the development of their device and penetrate the market
before we do.   If that happens, there is a significant chance
that even if we receive FDA approval, our sensor will not be successful because our marketing efforts started too late. We don't believe there is any other company currently producing or marketing noninvasive sensors for the measurement of blood glucose that use the same technology as we do. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

Our noninvasive glucose sensor will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and
Lifescan, an affiliate of Johnson & Johnson.    In addition,
Abbott Laboratories introduced a new test in 2001 that allows diabetics to draw blood from areas other than their fingers, such as from their arms. Abbott's Sof-Tac test is part of their MediSense product line.

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

During 2001, Cygnus of Redwood, California received various FDA approvals, including for assembly and manufacturing for its GlucoWatch Biographer system that draws glucose through the skin through an electric current. The glucose triggers a reaction in a disposable pad. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical charges to draw fluid through the skin, each person must use finger prick technology to set and use the device. The device is being sold in the U.K., and Cygnus plans to launch their device in the U.S. in 2002. We believe that the device does not work for everyone, especially those who perspire, and produces side effects including skin rashes that make regular use difficult for some patients. We were interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis - a specific method for displaying data - which the FDA rejected when we used it for our own panel review. At this point, we can't determine what effect, if any, the GlucoWatch Biographer will have on our marketing or sales potential, because we don't know how successful it will be.

Among the companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a device called a GlucoNIR via funding from Motorola, Inc. that uses one type of infrared wavelengths. CME Telemetrix recently reported that they were working to achieve acceptable accuracy levels before beginning human trials. OptiScan Biomedical in Alameda, California is developing a device that uses another type of infrared wavelengths; they are still in clinical trials and have not yet made an FDA submission. Johnson & Johnson's LifeScan division has an agreement with InLight Solutions, an Albuquerque company working on a device that uses near-infrared light to measure blood glucose. In November 2001, Johnson & Johnson also acquired diabetes technology from Inverness Medical Technology. Inverness is selling an electro-chemical glucose meter and is
also in the test strip business.   Rio Grande Medical
Technologies of Albuquerque, New Mexico is designing a photo-based device. We believe Rio Grande is still being funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create small holes in the skin without the invasive penetration of a metal needle or lancet. SpectRx is also using the device to
do optical scans.   The device, called the Accu-Chek D-Tector,
then gives a glucose reading from the fluid collected from the holes in the skin. SpectRx has partnered with Roche Diagnostics. In addition, SpectRx recently received additional funding from Abbott Laboratories and a third grant from the U.S. Centers for Disease Control to focus on research to use the device for children and the elderly. Last year, SpectRx reported that they had received expedited review status from the FDA for a three-module premarket approval filing for their diabetes detection device; and that clinical trials are underway. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that pierces the skin. Called the Lasette, a laser makes a small hole in the fingertip to draw blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a tube with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two to three days. In November 2000, MiniMed also announced that it had started human clinical trials of a long-term implantable glucose sensor developed by a company called MRG. In August 2001, Medtronic bought MiniMed and changed its name to Medtronic MiniMed.

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

Extracorporeal Hyperthermia

In January 2000, HemoCleanse and ViaCirq received FDA approval to market the ThermoChemT-HT System and related disposables, which are used to raise the core temperature of the abdominal cavity to the desired temperature in the 41 C (105.8 F) to 42 C (107.6 F) range by continuously bathing the abdominal cavity with circulating sterile solution. In addition, in February 2000, the FDA approved continued clinical trials at the University of Texas Medical Branch using the ThermoChem technology in whole-body hyperthermia to treat patients with certain types of end-stage lung cancer.

Rapid HIV

Although our initial marketing efforts with our Rapid HIV products are focused on international markets, GAIFAR and Dr. Repke have begun the process to obtain FDA approval. At this time, we cannot estimate how long or how expensive that process might be.

Noninvasive Glucose Sensor

Since our noninvasive glucose sensor is a medical device as defined by the Federal Food, Drug and Cosmetic Act, as amended, it is subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA can inspect our facilities and operations and may also audit our record keeping procedures at any time. The FDA's Quality System Regulation specifies various requirements for our manufacturing processes and the way we must maintain certain records.

In 1997, Congress passed legislation that addresses the regulation of pharmaceutical and medical devices. Although the impact of the FDA Administration Modernization Act of 1997 was expected to reduce the quantity of information a company must submit for approval of devices that has not been our experience.

Because the FDA regulates our noninvasive glucose sensor, we have to meet all FDA requirements before we can market and sell our device in the United States. These requirements include clinical testing, which must be supervised by the chosen hospitals.
During 1999, the FDA recommended we file a Pre-Market Application and conduct an additional clinical study. We are in the process of submitting a modular PMA, which allows us to submit parts of the submission to the FDA over a period of time. This modular PMA is a new method of submitting information to the FDA, and resulted from the passage of FDA legislation in 1997. We have submitted the first two parts of the PMA and we began our clinical trials in October 2000, after the FDA approved our submission that included the testing protocol. In March 2002, we discontinued those trials in order to finish developing our Diasensor 3000.

We don't know how long it will take for the FDA to accept our filings or approve our device, if ever.

In June of 1998, the FDA instituted a new Quality System
Regulation that took the place of Good Manufacturing Practices.
These regulations align closely with similar guidelines required by the European Union and have added control of the design process as well as the manufacturing process.

There are different requirements for selling our device in Europe. On January 14, 1998, we received certification to ISO 9001 and to EN46001 for medical devices, and on June 23, 1998, we received the CE mark. The CE mark and the ISO certification are provided by the regulatory bodies or other approved companies of the European Union. The CE mark indicates that the device
adheres to quality systems guidelines.   Rigorous audits were
conducted at our Indiana, Pennsylvania facility to certify that our development and manufacturing procedures, as well as the Diasensor 1000r itself met the international standards laid down by Europe's medical device directive. In order to maintain our approval to ship the device into the European Union, we must be vigilant in our adherence to our quality system. We will also be subject to annual audits to be sure that we continue to meet the required standards. Although we are not currently marketing our device in Europe, we will maintain our ISO certification status because we believe it provides a positive message regarding our facility and operations and in case we decide to market outside the U.S. in the future.

Any changes in FDA or European procedures or requirements will require corresponding changes in our obligations in order to maintain compliance with those standards. Those changes may result in additional delays or increased expenses. Depending on which other countries we target, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

HUMAN RESOURCES

As of December 31, 2001, we had 119 full-time employees who were located primarily in either our Indiana or Pittsburgh locations. In addition, ViaCirq had 13 employees; and Petrol Rem had 30 employees, including 17 INTCO employees, as of December 31, 2001.

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

Financial Information About Foreign and Domestic Operations and
Export Sales

Our operations are located primarily in the United States of America. In 1994, we incorporated a majority-owned foreign subsidiary, Diasense U.K. Limited, in order to facilitate the
opening of our office in London, England.    Although we have
taken some orders from our distributor in the U.K. and have delivered devices for patient use, we have had no material sales, foreign or domestic, since our inception.

Item 2. Properties

Due to cash flow problems, Diasense sold its office condominium in 1999, and they now lease the same space for administrative offices. We, along with our subsidiaries, continue to lease a portion of that office at a monthly rental amount of $5,175 plus one-half of the utilities.

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

In September 1992, we entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 35,000 square feet of space on Kolter Drive that we reconfigured to our manufacturing specifications. During 1998 and 1999, we moved the balance of our Indiana, Pennsylvania operations to this space. During 2000, we obtained an additional 33,000 square feet of manufacturing space, which is being completed for manufacturing. That space, which was originally obtained in 1995, was vacated in 1998 in return for the lessor's agreement not to pursue legal action against us for nonpayment of rent. In 2000, we settled all the pending legal issues with the lessor when we reacquired the space. This facility contains sufficient additional space to accommodate our projected Indiana operations through 2002.

We believe that our existing facilities will be sufficient to meet our needs through 2002. If we require additional space, we believe such space will be available at reasonable commercial rates.

Item 3.  Legal Proceedings

In May 1996, we, along with Diasense and our current and former individual directors, including David Purdy, Fred Cooper, and Anthony J. Feola, who are also current and former Diasense officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and we have paid an aggregate of $3,250,000 toward the settlement to date. During the 3rd quarter of 2001, the parties agreed to extend the payments on the remaining balance. A balance of $425,000 is due, including $225,000 for extending the due dates. Although we don't know whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, we believe the existing settlement agreement will end this matter. Due to cash flow problems, we did not make the full final payment on the settlement. We need to make an additional payment of $425,000 in order to satisfy the terms of the settlement.

In April 1998, we, along with our corporate affiliates, were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. We continue to submit various scientific, financial and contractual documents in response to their requests.

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into sales of Diasense common stock in a public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. We cooperated fully with the state and provided all of the information requested. As of the date of this filing, no determinations had been made, and no orders have been issued.

Item 4.  Submission of Matters to a Vote of Security Holders

At a shareholders' meeting held on November 30, 2001, our shareholders approved an increase in the number of our authorized shares of common stock from 2.5 billion to 4 billion.

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

Our common stock trades on the electronic bulletin board under the symbol "BIKO". On March 18, 2002,9, the closing bid price for the common stock was $.14.$.018. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through December 31, 2001. Because our stock trades on the electronic bulletin board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.



Calendar Year                    High            Low
and Quarter

1999            First Quarter    $ .084          $ .049
                Second Quarter   $ .340          $ .048
                Third Quarter    $ .125          $ .070
                Fourth Quarter   $ .099          $ .050

2000            First Quarter    $1.050          $.051
                Second Quarter   $.400           $.160
                Third Quarter    $.184           $.12
                Fourth Quarter   $.122           $.049

2001            First Quarter    $.1355          $.05
                Second Quarter   $.072           $.037
                Third Quarter    $.057           $.01
                Fourth Quarter   $.049           $.02

We have approximately 135,000 holders, including those who hold in street name, of our common stock, and 41 holders of our preferred stock.


                    DESCRIPTION OF SECURITIES

Our authorized capital currently consists of 4 billion shares of common stock, par value $.10 per share and 500,000 shares of cumulative preferred stock, par value $10.00 per share.

Preferred Stock

Our Articles of Incorporation authorize the issuance of a maximum of 500,000 shares of cumulative convertible preferred stock, and authorize our board of directors to define the terms of each series of preferred stock. In 2001 and 2002, our board of directors authorized the creation of five new series of convertible preferred stock - series G, H, I, J and K. The certificates of designation for each series - the corporate document that defines the terms of those series of preferred stock - are exhibits to this document. As of March 29, 2002 we had a total of 32,280 shares of our preferred stock outstanding, as follows:

    10,530 shares of Series G
     2,000 shares of Series H
     4,000 shares of Series I
       750 shares of Series J
    15,000 shares of Series K

None of our convertible preferred stock is secured by any of our assets. Each share of our preferred stock has a designated value of $500 per share. There is no minimum conversion price, so the lower the bid price of our stock, the more shares we will need to issue when our preferred stock is converted - there is no limit on the number of shares of our common stock that our preferred stock can be converted into. This means that, if our stock price is low, the preferred stockholders could own a large percentage of our outstanding common stock - except that they have each agreed not to own more than 5% of our common stock at any one time. We only sold our preferred stock to accredited investors. We can redeem our preferred stock.

Each series of preferred stock has its own minimum holding period and each series defines its conversion price.

     Our series G preferred stock has a minimum holding period of the earlier of: 60 days from issuance or the date the registration statement covering the common stock is declared effective by the SEC. The series G preferred is convertible into our common stock at a 24% discount to the 5-day average of our closing bid price immediately prior to conversion.

     Our series H preferred stock has a minimum holding period of the earlier of: 75 days from issuance or 35 days after the date the registration statement covering the common stock is declared effective by the SEC. The series H is convertible into our common stock at a 20% discount to the 5-day average of our closing bid price immediately prior to conversion.

     Our Series J preferred stock has a minimum holding period of 30 days from issuance and is convertible into our common stock at a 20% discount to the 5-day average of our closing bid price immediately prior to conversion.

As of March 2002, we raised a total of $6,640,000 from selling our series G, H and J preferred stock.

We issued 4,000 shares of our series I preferred stock to Mr. and Mrs. Farrell Jones as part of a renegotiation and settlement of amounts due in connection with our purchase of ICTI back in 1998. Even though we wrote off that entire investment, we still owed the Joneses a total of $5,450,348. In December 2001, we finalized an agreement with the Joneses to decrease the amount owed to a total of $2,887,500. Of that total, $2 million was applied when we issued them the 4,000 shares of series I preferred stock. The series I preferred is convertible at any time into our common stock based on the 5-day average of our
closing bid price immediately prior to conversion.   None of the
series I has been converted to date. We don't have any other relationship with the Joneses other than these remaining issues from the ICTI transaction. You should review our management's discussion and analysis section for more information on the settlement with the Joneses.

In February 2002, we accepted a $25 million funding commitment from J.P. Carey Asset Management, LLC, a Georgia corporation. The first part of the funding is through J.P. Carey Asset Management's purchase of $7.5 million of our Series K preferred stock. We will not begin to receive it until our registration statement covering the common stock underlying the preferred is declared effective by the SEC. We agreed to register the underlying common stock for them. We will receive money when they convert the Series K preferred into common stock, based on the following formula. For example, if you apply the formula to last month, we could have received about $1.7 million. If our stock price and/or our trading volume decrease, we would receive less.

     First, compute the daily trading value for our stock: the closing bid price times that days' volume

     Second, compute that daily trading value for the 22 trading days prior to conversion

     Third, take the average of those 22 days trading value

     Finally, multiply that 22-day average by 6.

The conversion price for the Series K preferred is based on a 10% discount to the average of the lowest 3 consecutive closing bid prices during the 22 days prior to conversion. For example, if conversion had occurred on March 18, 2002, it would have been at a 10% discount to the average closing bid prices on March 6, 7, and 8, 2002. That price, after the discount, would be $0.0158 per share. If our stock price drops, the conversion price per share will also drop.

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

In the event of a liquidation, dissolution or winding up of our operations, whether voluntary or involuntary, and subject to the rights of any preferred stockholders, the holders of our common stock would be entitled to receive, on a pro rata basis, all of our remaining assets available for distribution to our stockholders. The holders of our common stock have no preemptive, redemption, conversion or subscription rights. As of December 31, 2001, we had 2,450,631,111 shares of our common stock outstanding.

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

Employment Agreement Provisions Related to Changes in Control

We have employment agreements with change in control provisions with the following officers: Fred E. Cooper, Anthony
J. Feola, Glenn Keeling and Michael P. Thompson. The agreements provide that in the event of a "change of control," we must: issue to Mr. Cooper shares of common stock equal to 5%; issue to Mr. Feola 4%; issue to Mr. Keeling 3%; and issue to Mr. Thompson 2% each of our outstanding shares of common stock. For purposes of these agreements, a change of control is deemed to occur: when 20% or more of our outstanding voting stock is acquired by any person; or when 1/3 or more of our directors are not continuing directors, as defined in the agreements; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of the federal securities laws.

Warrants

As of December 31, 2001, we had outstanding warrants - most of which are not currently exercisable - to purchase 96,136,560 shares of our common stock. These warrants have exercise prices ranging from $.015 to $3.20 per share and expiration dates through December 4, 2006, and are held by members of our scientific advisory board, certain employees, officers, directors, loan guarantors, and consultants. As of December 31, 2001, many of our outstanding warrants were not currently exercisable - 82,746,898 warrants were subject to a lock-up arrangement where the warrant holders agreed not to exercise them until August 2002.

Holders of warrants are not entitled to vote, to receive dividends or to exercise any of the rights of the holders of shares of our common stock for any purpose until the warrant holder properly exercises the warrant and pays the exercise price.

Transfer Agent

Mellon Investor Services in New York, New York acts as our
Registrar and Transfer Agent for our common stock. We act as our own registrar and transfer agent for our preferred stock and warrants.

Item 6.  Selected Financial Data

                    YEARS ENDED DECEMBER 31st

                     2001       2000         1999        1998          1997
  Total Assets  $24,637,421  $21,930,070  $15,685,836  $9,835,569   $12,981,300

  Long-Term
  Obligations   $ 2,280,935  $ 2,211,537  $ 1,338,387  $1,412,880   $ 2,697,099

  Working
   Capital     ($10,429,990) $   754,368  $ 4,592,935 ($9,899,008)  $   888,082
   (Deficit)

  Preferred
   Stock        $   169,300  $         0  $   720,000  $        0   $         0

  Net Sales     $ 4,342,203  $   340,327  $   112,354  $1,145,968   $ 1,155,907

  TOTAL
   REVENUES     $ 4,349,918  $   345,874  $   165,251  $1,196,180   $ 1,260,157

  Other Income  $   561,817  $   589,529  $ 1,031,560  $  182,033   $   165,977

  Warrant
   Extensions   $         0  $ 5,233,529  $ 4,669,483  $        0   $ 4,046,875

  Benefit
  (Provision)
   for Income
    Taxes      ($   120,882) $         0  $         0  $        0   $         0

  Net Loss     ($30,942,310)($42,546,303)($38,072,578)($22,402,644)($30,433,177)

  Net Loss per
   Common Share:
    Basic             ($.02)       ($.04)       ($.05)       ($.08)       ($.43)
    Diluted           ($.02)       ($.04)       ($.05)       ($.08)       ($.43)

   Cash Dividends
    per share:

    Preferred          $  0         $  0         $  0         $  0         $  0
    Common             $  0         $  0         $  0         $  0         $  0

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

                 Liquidity and Capital Resources

We continue to be dependent on security sales as our primary source of working capital. As of December 31, 2001, we had total authorized common stock of 4 billion shares of which
2,450,631,111 shares were issued and outstanding. We had a working capital deficiency at December 31, 2001 of ($10,429,990) as compared to working capital of $754,368 at December 31, 2000 and $4,592,935 at December 31, 1999. Our working capital fluctuates each year due to the amount of money we raise by selling our securities and the amount of money we spend. We raised approximately $16.4 million in 2001, $29.9 million in 2000 and $10.7 million in 1999 from selling our securities.

During the 4th quarter of 2001, we had significant cash flow problems. We believe those problems are in large part due to the overall economic recession, which was aggravated by the tragedies of September 11, 2001. The stock market's resulting decline and other factors beyond our control made it difficult for us to raise money by selling our preferred stock. We only raised
$6.465 million in 2001, which is much less than we expected.   As
a result, our payroll and our accounts payable are seriously past due. We also have other serious obligations that are past due.
We still owe $425,000 in connection with our class action settlement. Although we are working with the class action counsel to make payments on the amount due, we can't assure you how long they will continue to work with us. They could obtain an order from the judge demanding that we pay the balance, and if we can't, they could enter a judgment against us.

In November 2001, our stockholders approved an increase in our authorized shares from 2.5 billion to 4 billion. Once the new shares were approved, we began selling convertible preferred stock in a private offering, as we have done in the past. Those new convertible securities will not be and have not been registered under the federal securities laws and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. During November and December 2001, we issued the following shares of convertible preferred stock:

    10,530 shares of Series G
     2,000 shares of Series H
     4,000 shares of Series I
       400 shares of Series J

None of our convertible preferred stock is secured by any of our assets. Each share of our preferred stock has a designated value of $500 per share. There is no minimum conversion price, so the lower the bid price of our stock, the more shares we will need to issue when our preferred stock is converted - there is no limit on the number of shares of our common stock that our preferred stock can be converted into. This means that, if our stock price is low, the preferred stockholders could own a large percentage of our outstanding common stock - except that they have each agreed not to own more than 5% of our common stock at any one time. We only sold our preferred stock to accredited investors. We can redeem our preferred stock.

Each series of preferred stock has its own minimum holding period and each series defines its conversion price.

     Our series G preferred stock has a minimum holding period of the earlier of: 60 days from issuance or the date the registration statement covering the common stock is declared effective by the SEC. The series G preferred is convertible into our common stock at a 24% discount to the 5-day average of our closing bid price immediately prior to conversion.

     Our series H preferred stock has a minimum holding period of the earlier of: 75 days from issuance or 35 days after the date the registration statement covering the common stock is declared effective by the SEC. The series H is convertible into our common stock at a 20% discount to the 5-day average of our closing bid price immediately prior to conversion.

     Our Series J preferred stock has a minimum holding period of 30 days from issuance and is convertible into our common stock at a 20% discount to the 5-day average of our closing bid price immediately prior to conversion.

We raised a total of $6,465,000 from selling our series G, H and J preferred stock in 2001.

We issued 4,000 shares of our series I preferred stock to Mr. and Mrs. Farrell Jones as part of a renegotiation and settlement of amounts due in connection with our purchase of ICTI back in 1998. Even though we wrote off that entire investment, we still owed the Joneses a total of $5,450,348. In December 2001, we finalized an agreement with the Joneses to decrease the amount owed to a total of $2,887,500. Of that total, $2 million was applied when we issued them the 4,000 shares of series I preferred stock. The series I preferred is convertible at any time into our common stock based on the 5-day average of our
closing bid price immediately prior to conversion.   None of the
series I has been converted to date. We don't have any other relationship with the Joneses other than these remaining issues from the ICTI transaction. Note J to our financial statements contains more detail on the transaction with the Joneses.

When we sell or issue these convertible securities, it could cause our stock price to fall significantly, and we don't have any control over that. Factors including the timing of conversions and the additional number of shares needed for conversion with no limit contribute to the downward pressure on our stock price. In addition, although the purchasers of our convertible preferred stock agree not to sell our stock short, if other investors sell short, it will further contribute to the
decline of our stock price.   In the past few years, we've sold
both convertible securities and common stock in various offerings, all of which were on a best-efforts basis:

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

Our cash decreased to $268,095 as of December 31, 2001 from $7,844,807 as of December 31, 2000 primarily due to the factors discussed below.

During the year ended December 31, 2001 our net cash flow used by
operating activities was ($25,891,584).   During the same period,
our net cash flow used by investing activities was ($5,063,413) due primarily to the acquisition of property, plant and equipment, additional loans made to Practical Environmental Solutions, a company involved in the acquisition and management of environmental entities, investments in Rapid HIV, and additional investments in unconsolidated subsidiaries which we
discuss in the following paragraphs.   We made all of these
investments because we believe that they will either generate revenue or will help us with our diabetes-related projects.

During 2001, we made additional investments in unconsolidated subsidiaries. We invested an additional $190,000 in American Inter-Metallics, bringing our total investment in AIM's rocket propulsion project to $1,000,000. In addition, we loaned
$110,000 to Anthony J. DelVicario, the president of American Inter-Metallics, Inc. and a former member of Diasense's board of directors to help fund a transaction involving the creation of a distribution system in Europe to sell AIM's products which we believe will generate revenue. The original demand note was secured by 110,000 shares of American Inter-Metallics, Inc. common stock and bore interest at prime rate plus two percent.
In November 2001, we converted the original note into a new note for $114,000 to reflect accrued interest. The new note is secured by an unconditional guaranty by American Inter-Metallics and all of American Inter-Metallics' assets, including all of its equipment. AIM informed us that they are in the final stage of closing the transaction, and they expect to repay the loan; in the interim, Mr. DelVicario began making monthly payments of $5,000 per month in March 2002. We also increased our total investment in Insight Data Link.com, Inc. to $110,000 by investing an additional $10,000. We increased our investment in AIM and Insight Data Link because our management believes they will generate earnings. However, AIM has not yet generated any revenue, and Insight Data Link has only generated minimal
revenues of approximately $2,000 to date.   As a result, we will
not make any additional investments in either of those companies.

Our subsidiary, Diasense, Inc. also made investments in unconsolidated subsidiaries during 2001. Diasense invested an additional $600,000 in MicroIslet, Inc., a company working with Duke University on several diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of December 31, 2001, Diasense had invested $1,600,000 in MicroIslet and owned approximately 20.2% of this company. Diasense also increased its investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In 2001, Diasense invested $293,948 in Diabecore increasing the total amount invested to $987,468 and its ownership in this company to approximately 24%. This project is also in the research and development phase. Diasense increased these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

As a result of those additional investments in American Inter-Metallics, Insight Data Link.com, MicroIslet and Diabecore Medical, our overall investment in unconsolidated subsidiaries increased from $2,061,439 as of December 31, 2000 to $2,409,843 at December 31, 2001.

During the year ended December 31, 2001, our subsidiary, Petrol Rem, advanced an additional $1,234,041 to Practical Environmental Solutions, a Pennsylvania company that acquired technology used to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3,148,404 to Practical Environmental as of December 31, 2001. Practical Environmental has made interest payments on the amount due. The loan, which was originally due on August 31, 2001 has been extended until May 31, 2002; no principal payments have been made to date. The loan is classified as a non-current asset as of December 31, 2001 because our management is considering whether to convert all or part of that loan to an equity investment - they are making that decision because Practical Environmental is willing to make that conversion and because Practical Environmental has been generating revenues since January 2001. As of December 31, 2001, although they are still operating at a loss, Practical Environmental's internal financial information shows revenues of $537,100. We may consider making additional loans or investments in Practical Environmental if those loans or investments could help increase earnings.

During the year ended December 31, 2001 Petrol Rem also invested an additional $99,060 in Tireless LLC, which is another part of our Petrol Rem operations, bringing our total equity investment to $455,000. Tireless is a company that shreds and helps recycle tires, addressing some significant environmental issues that arise from large piles of used tires. We also loaned Tireless $515,610 during the year ended December 31, 2001, which was used primarily to purchase a mobile tire-shredding machine that is being used to fulfill a contract in Ohio. As of December 31, 2001, Tireless has only generated $63,127 in revenues, and we are re-evaluating whether to continue to invest in Tireless.

In 2001, we formed Rapid HIV Detection Corp. to market rapid HIV
tests.   In order to acquire the exclusive, world-wide marketing
rights to the rapid HIV tests, we entered into a marketing agreement with GAIFAR, a German company which owned all the rights to the tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp - we own 75% and GAIFAR owns 25% of Rapid HIV's common stock. We entered into the agreement in June 2001 and acquired the marketing rights at that time. The initial terms of the agreement allowed us a due diligence period of 8 weeks to withdraw from the agreement, but in July, all the
parties agreed to extend that date until October 15, 2001.    The
marketing agreement, which we filed as an exhibit to a Form 8-K filed October 15, 2001, has a minimum ten-year term and calls for total payments of $7,000,000 through the 3rd quarter of 2002. That entire $7 million was accrued as of December 31, 2001, and the rights are reflected in intangible assets. When the marketing agreement became effective in October 2001, $1.025 million of the funds previously loaned were applied to the total $7 million consideration. The original agreement called for a loan in the amount of $500,000 to the owner of the rapid HIV tests and technology, but we agreed to loan another $125,000 during the 2nd quarter while we continued our due diligence, so the total loans were $625,000 as of June 30, 2001. During the 3rd quarter of 2001, we loaned an additional $400,000 while we completed our due diligence; the total loan amount applied to the $7 million total due was $1,025,000. The loan was made part of the consideration we paid to acquire the exclusive worldwide marketing rights to the rapid HIV tests and technology, and is now part of our investment in Rapid HIV. The remaining $6 million in payments are due from October 20, 2001 through August 20, 2002. We made the $125,000 payments due in October and November 2001 and made additional payments totaling $125,000 through January 2002. Due to our cash flow problems, we were unable to make additional payments when they were due. As a result, we may end up losing our exclusive marketing rights if we cannot bring the payments due current by May 2002.

The money we spent investing in these companies came from notes payable, debentures payable and stock sales during 2001.

In July 2001, we announced that ViaCirq entered into a Memorandum of Understanding with Phoenix Hospital Management to pursue a joint venture to market and sell ViaCirq products in China. In August we announced that negotiations were continuing. The tragic events of September 11, 2001 further delayed the travel and communication necessary to continue meaningful work on or to finalize the transaction. As of the date of this filing, due primarily to the international economic and trading instability resulting from the terrorist attacks and the military response to those attacks, we no longer believe this transaction is feasible
and have discontinued negotiations.   We may re-open negotiations
in the future, but at this point, we do not believe the joint venture will occur.

Accounts receivable, net of allowance for doubtful accounts, increased from $400,950 as of December 31, 2000 to $1,235,957 as of December 31, 2001. The increase is primarily attributable to the increase in revenues for INTCO, a consolidated subsidiary of Petrol Rem, and the timing of billings and collections related to these revenues. Due to our cash flow problems, we borrowed over $500,000 from the minority owner of INTCO, our Louisiana oil-spill clean-up company, and we secured that loan with our 51% ownership in INTCO. If we are unable to repay that loan when the payments are due in April and June 2002, we may lose our ownership interest in INTCO, and with it, a major source of revenue.

Our net inventory increased from $805,224 as of December 31, 2000 to $1,190,796 as of December 31, 2001. The increase was primarily due to an inventory build-up for the ThermoChem hyperthermia products and for other manufacturing projects being completed at our Indiana, PA facility.

Current related party receivables increased by $50,688 during the year ended December 31, 2001 due to the $114,000 loan made to Anthony DelVicario (a former member of Diasense's board of directors) that was previously discussed. This addition to current related party receivables was partially offset by repayments on other related party notes.

Acquisitions of property, plant and equipment included increases of machinery and equipment aggregating $1,120,607 for the year ended December 31, 2001 primarily due to additions of hyperthermia equipment for our ViaCirq subsidiary and the purchase of tire-shredding equipment for Petrol Rem's subsidiary, Tireless. Leasehold improvements increased by $222,955 primarily due to renovations made to our Indiana, PA facility.

Related party receivables decreased by $138,445 due primarily to repayments on related party notes.

Accounts payable increased by $4,176,925 during the year ended December 31, 2001 due to the timing of payments that were slower than normal due to our cash flow problems. Notes payable increased by $5,968,071 during 2001 primarily due to the obligation incurred with the purchase of marketing rights by Rapid HIV discussed above. Our current portion of long-term debt decreased by $4,027,236 during 2001 due to the negotiated settlement of amounts due in connection with debt incurred when ICTI was purchased.

On October 11, 2001, Petrol Rem borrowed $500,000 from the minority owner of its subsidiary, INTCO, Inc., under a promissory note that bears interest at 7% per year and is due in April 2002. To secure payment of the note, Petrol Rem pledged all of its shares in INTCO, Inc. The note is secured by our 51% interest in INTCO, and if we don't make the payments when they are due in April and June 2002, we could lose our investment in INTCO.

Debentures payable decreased by $2,400,000 during year ended December 31, 2001 due to the conversion of $10,655,659 of debentures into common stock partially offset by the sale of $8,255,659 of convertible subordinated debentures to raise capital to fund operations. We had no debentures outstanding as of December 31, 2001.

In July and August, we raised $11,164,000 through the sale of common stock subscriptions. As of December 31, 2001, 769,410,092 shares of stock had been issued to satisfy $9,900,000 of these subscriptions. In addition, the Company repurchased subscriptions totaling $1,264,000 for $1,453,600. As a result of the conversion of debentures and the issuance of common stock to satisfy stock subscriptions, our common stock balance increased to $245,063,111 as of December 31, 2001 compared to $138,370,417 as of December 31, 2000. For the same reasons, our additional paid in capital decreased from $87,035,096 at December 31, 2000 to $10,877,152 at December 31, 2001.

Although our revenues continue to grow, until we produce enough revenues to fund our operations, we will have to find additional financing that we'll use to finance development of, and to proceed to manufacture, our various projects. We can't assure you that we'll be able to find that additional financing.

Our products are at various stages of development and we'll need more money to complete them. We may decide to discontinue any of our projects at any time if research and development efforts dictate that's the best thing to do.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and very little revenue to support our operations. We get money to fund our operations by selling securities - and we don't know if we'll be able to continue to raise enough money that way. Because we're not sure - and our auditors are not sure - how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern. We have a history of successful capital-raising efforts; since 1989, and through December 2001, we, along with Diasense, have raised over $183,000,000 in private and public offerings alone.

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


                         Results of Operations

The following ten paragraphs discuss the results of operations of our entire company based on our consolidated financial statements. We discuss our business segments at the end of this section.

Our net sales and corresponding costs of products sold during 2001 increased to $4,342,203 and $3,287,176 respectively in 2001 from $340,327 and $354,511 in 2000, and $122,354 and $147,971 in
1999. The increase in 2001 was primarily due to sales of $3,212,418 by Petrol Rem's subsidiary, INTCO, which was acquired in the fourth quarter of 2000 and, therefore, not included in the
first nine months of 2000 or in 1999 operations.   Petrol Rem's
increase also included an increase in bioremediation product sales to $108,092 during 2001 compared to $53,758 during 2000 and $26,693 in 1999. During the 3rd quarter, Petrol Rem received a distribution agreement for approximately $125,000 per year from an Alaskan oil spill clean-up company called F.R.O.G. to distribute Petrol Rem products. The contract has an initial term of one year, with automatic renewals on a yearly basis. Due to recent international events, including the September 11th tragedy, the Alaskan company has been focused on other matters, and they've told us that they hope to begin selling our products soon. Through Tireless, LLC, we received a sub-contract to help clean up tire piles in Ohio. We began that project at the beginning of October, and we recently began billing for our services. We recognized revenues totaling $63,127 from the Tireless project during 2001. We believe the Tireless sub-contract could generate revenue of at least $500,000 over the next year based on our equipment's capacity to shred tires over the one-year period of the contract.

In addition, we recognized sales of $339,839 from our hyperthermia products during 2001, which produced sales of $69,605 during 2000 and no sales in 1999. The increase was due to placements and installations of ViaCirq's ThermoChemHT system and corresponding sales of disposables in several hospitals.

Other product sales increased in total, but not significantly.
In 2001, we received $112,091 from CCTI's metal coating products compared with $40,593 in 2000 and no sales in 1999. The increase in sales of metal coating products was due primarily to the introduction of a product line for sharpeners used for knives and other tools in the professional culinary field, for sportsmen's knives and fish hooks, for professional woodworkers and for household use. CCTI also continues to receive work from repeat customers who sent us more work once they were satisfied with our earlier performance. As part of an overall effort to cut costs and operate more efficiently, we are in the process of trying to sell CCTI.

During 2001, we recognized sales of $28,057 for our theraPORT, an implantable device used by patients who have repeated injections of drugs. The theraPORT is implanted in the patient's chest and provides a fixed port for catheters used to deliver the drugs the patient needs. Our 2001 theraPORT sales were higher than the $20,068 in 2000 but lower than the $31,060 in 1999. We also recognized sales of $38,400 for HIV tests marketed by Rapid HIV Corporation for the first time during 2001, because we just acquired our interest in Rapid HIV. Until we have significant and consistent sales, we can't predict any trends for future revenues. Our costs of products sold increased due to the increase in sales of our various products.

During the 3rd quarter of 2001, our manufacturing division in Indiana, PA received contracts, which began generating revenue during late 2001. Our Biocontrol Technology division received a $1.5 million manufacturing contract from the U.S. Army, and $238,000 manufacturing contract from a private company. We began work on the U.S. Army contract, which we believe will generate $1.5 million in revenue during the first year, beginning in the 4th quarter of 2001, with additional revenue for two additional years; we filed a copy of that contract as an exhibit to our Form 8-K/A filed October 15, 2001. During the 4th quarter of 2001, our manufacturing division generated outside contract revenue aggregating $410,998.

Research and Development expenses increased to $7,113,258 in 2001
from $6,651,471 in 2000 and $4,430,819 in 1999.   The increase
was due to expenses incurred for the Diasensor clinical trials partially offset by reduced research activities on our hyperthermia products and the redeployment of resources from research activities to production of hyperthermia products.

General and administrative expenses increased a total of approximately $471,650 for 2001 as compared to 2000. The increase is attributable to additional salaries, which include a $912,727 payment to David L. Purdy in connection with his resignation from the Company and its affiliates and new hiring at ViaCirq and Petrol Rem (including INTCO and Tireless, LLC). Also contributing to the increase was higher travel expenses, primarily for ViaCirq's and Petrol Rem's increased marketing efforts. The above increases were partially offset by a decrease in expense recognized in connection with the granting of warrants for services. Our total general and administrative expenses were approximately $22 million in 2001, $21.4 million in 2000 and $12.9 million in 1999.

Amortization increased from $392,307 to $804,458 for 2000 to 2001, and increased $352,591 from 1999 to 2000. The increases are due to additional investments in unconsolidated subsidiaries during 2000 and 2001 and our acquisition of the Rapid HIV marketing rights in 2001. A portion of these investments is recognized as goodwill and amortized over a five-year period.
Our loss on unconsolidated subsidiaries increased to $279,986 for the year ended December 31, 2001 compared to $158,183 for the same period in 2000, and zero in 1999. This loss results because we absorb part of losses incurred by unconsolidated subsidiaries and our investments began in 2000. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

Debt issue costs increased from $1,005,000 in 2000 to $2,218,066 in 2001, a decrease from $3,458,300 in 1999. The increase is due to additional debentures and notes payable during 2001 compared to 2000. We had more debentures outstanding in 1999 than either 2000 or 2001.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in 2001 compared to $3,062,500 for 2000 and $7,228,296 in 1999. The amount varied because we issued fewer debentures this year compared to last year, which was already a decrease from 1999.


                       Segment Discussion

For purposes of accounting disclosure, we provide the following discussion regarding two business segments: Bioremediation and environmental clean-up, which includes the operations of Petrol Rem, Inc., and Biomedical devices, which includes the operations of our Biocontrol Technology division, Diasense, Inc., and ViaCirq, Inc. More complete financial information on these segments is set forth in Note H to our accompanying financial statements.

Bioremediation Segment. During the year ended December 31, 2001, sales to external customers increased to $3,383,637 from $217,722 in 2000 and $26,693 in 1999. The increase from 2000 to 2001 is primarily due to revenues from INTCO. The increase from 1999 to 2000 was due to our increased efforts to effectively penetrate the market with products other than the BioSok. Costs of products sold also increased to $2,507,717 in 2001 from $179,446 in 2000 and $14,683 in 1999, primarily to due INTCO's operations.

Biomedical Device Segment. During the year ended December 31, 2001, sales to external customers increased to $817,353 from $81,954 in 2000 and $82,056 in 1999. The overall increase was primarily due to increased revenues from our ThermoChem products. Corresponding overall increases in costs of products goods sold occurred for the same reason, from $133,288 in 1999 to $47,862 in 2000 and $558,408 in 2001.

                          Income Taxes

Due to our net operating loss carried forward from previous years and our current year losses, no federal or state income taxes were required to be paid for the years 1987 through 2001 on BICO's consolidated tax return. However, INTCO, Inc., a subsidiary of Petrol Rem, Inc., files separate income tax returns and the 2001 tax return included tax expense of $120,882. As of December 31, 2001, we and our subsidiaries, except for Diasense, Petrol Rem, Rapid HIV and ICTI had available net operating loss carry forwards for federal income tax purposes of approximately $157 million, which expire over the course of the years 2002 through 2022.

               Supplemental Financial Information

In February 2002, we accepted a $25 million funding commitment from J.P. Carey Asset Management. The initial funding will be through their purchase of $7.5 million of our Series K preferred stock. We won't receive it until our registration statement covering the 620 million shares needed to cover the Series K conversions is declared effective. In addition, from October 2001 through January 2002, we raised funds aggregating approximately $6.64 million by selling our convertible preferred stock. We discuss the specific terms of our classes of preferred stock in the Description of Securities section beginning on page 24 of this document. Generally, the preferred stock is not secured by any assets and can be converted into common stock at prices ranging from 76-90% of our stock's average closing bid prices. There is no minimum conversion price.

We filed a registration statement on Form S-1 in February, but withdrew it so we could update our financial statements with our audited statements for the year ended December. We plan to re-file the registration statement in March 2002, and it will include the shares of common stock that underlie our Series G, H, I, J and K convertible preferred stock.

We recently obtained a $4 million bridge loan commitment to help us meet our cash flow needs until the registration statement covering the common stock underlying our preferred stock is declared effective and we begin receiving funding from J.P. Carey
Asset Management. We have already recived $1 million on the bridge loan financing which is being held in escrow until the filing of our registration statement. We expect to receive another $1 million within the next 15 days, and the balance within 45 days. The bridge loan is repayable in one year. We plan to use the money from the bridge loan to help us bring our payroll and accounts payable more current, to make the class action payments and to fund continuing operations. However, we can't assure you if that will happen, or if it will happen soon enough to avoid lawsuits against us. We will use the money from our Series K preferred stock to help repay our bridge loans.

We filed a Form S-8 in December 2001 that included 125 million shares. The Form S-8 allows us to issue freely tradable stock to non-executive employees under our Equity Compensation plan and to certain consultants in lieu of paying them in cash. As of March 28, 2002, we've issued approximately 101.25 million shares of our common stock from the Form S-8. We are preparing to file an amendment to our Form S-8 to add another 200 million shares we will use to retain consultants.

In the first quarter 2002 the Company's Board of Directors directed Management to pursue the disposition of two consolidated subsidiaries, Ceramic Coatings Technologies, Inc. (CCTI) and B-A-Champ.com (dba TruePoints.com). We are currently negotiating with a buyer for CCTI although we are not sure what the final terms of sale might be.

Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-37 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Effective August 24, 2000, upon a determination by the board of directors, we engaged Goff Backa Alfera & Company, LLC as our independent auditors and accountants to replace Thompson Dugan,
P.C.   Goff Backa Alfera & Company, LLC also serves as the
independent auditors and accountants for Diasense, replacing Thompson Dugan, P.C. Neither company had any disagreements with Thompson Dugan, P.C. or Goff Backa Alfera & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant


   Name                Age   Director       Position
                               Since

Fred E. Cooper         56       1989        Chief Executive Officer,
                                            Executive Vice President,
                                            Director

Anthony J. Feola       53       1990        Chief Operating Officer,
                                            Director

Michael P. Thompson    52                   Chief Financial Officer

Glenn Keeling          50       1991        Senior Vice President,
                                            Director

Ben Johnson            57                   Executive Vice President

Stan Cottrell          58       1998        Director

Paul W. Stagg          54       1998        Director


FRED E. COOPER, 56, is our chief executive officer, executive vice president and a director; he devotes approximately 60% of his time to BICO, and 40% to Diasense. Prior to joining us, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, where he was the executive vice president until
he left in August 1990.   Our board of directors appointed him
chief executive officer in January 1990. He is also an officer and director of Diasense and Rapid HIV Detection Corp., and a director of Petrol Rem and Coraflex.

ANTHONY J. FEOLA, 53, is our chief operating officer; he rejoined BICO in April 1994, after serving as Diasense's vice president of marketing and sales from January 1992 until April 1994. Prior to January 1992, he was our vice president of marketing and sales. Prior to joining us in November 1989, Mr. Feola was vice president and chief operating officer with Gateway Broadcasting in Pittsburgh in 1989, and national sales manager for Westinghouse Corporation, also in Pittsburgh, from 1980 until 1989. He was elected a director in February 1990, and also serves as the secretary of Rapid HIV Detection Corp. and a director of Diasense, Coraflex, and Petrol Rem.

MICHAEL P. THOMPSON, 51, joined BICO as our interim chief financial officer in August 2000, and was elected our chief financial officer by our board of directors in January 2001. Prior to joining us, he was a partner in Thompson Dugan, P.C., the CPA firm that served as our outside auditors until August 2000, when Mr. Thompson joined us as interim CFO. He has been a CPA for over 25 years. He is also the chief financial officer for Diasense and Petrol Rem, and a director of ViaCirq.

GLENN KEELING, 50, joined our board of directors in April 1991. Mr. Keeling currently is a full-time employee of BICO in the position of senior vice president; his primary responsibilities are to manage our ViaCirq operations. From 1976 through 1991, he was a vice president in charge of new business development at Equitable Financial Management, Inc., a regional equipment lessor. His responsibilities included initial contacts with banks and investment firms to open new lines of business referrals in connection with financing large equipment transactions. He is also president and a director of ViaCirq.

BEN JOHNSON, 57, joined BICO in 2001 as our executive vice president and the director of our Washington, DC office. Prior to joining us, he spent from 1993-2001 on the staff for the President of the United States. From 1999-2001, he was the assistant to the President and director of the President's Initiative for One America, the first freestanding White House office in history to focus on closing the opportunity gap that exists for minorities in the U.S. From 1997-1999, he was deputy assistant to the President and deputy director of public liaison. From 1993-1997, he served as special assistant to the President and associate director of public liaison, the primary liaison to the national African-American community. He also serves as an officer and director of Rapid HIV Detection Corp.

STAN COTTRELL, 58, was appointed to our board of directors in 1998. Mr. Cottrell is the chairman and founder of Cottrell Associates International, Inc., which provides international business development, brokerage, specialty marketing and promotional services. He is a former director of marketing for Inhalation Therapy Services and was employed by Boehringer Ingelheim, Ltd. as a national product manager. Mr. Cottrell is a world ultra-distance runner and the author of several books.

PAUL W. STAGG, 54, was appointed to our board of directors in 1998. Mr. Stagg is the owner of P.C. Stagg, LLC. Prior to his current position, he was the marketing manager for the Wholesale Division of First Financial Resources, Inc., where he was responsible for marketing, underwriting, sorting and coordinating various types of financing for institutional investors. Prior to his current position, he was district distributor of marketing for Ginger Mae, a division of United Companies of Baton Rouge, LA.

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

Item 11.  Executive Compensation

The following table contains information on our executive officer's annual and long-term compensation for their services to us in all capacities for the years ended December 31, 2001, 2000 and 1999. The executive officers included are those people who, as of December 31, 2001 were: our chief executive officer, and our other most highly compensated executive officers who were paid more than $100,000. In addition, we included information regarding David L. Purdy, who was an executive officer and director until June 2000, and the president of our Biocontrol Technology division during 2000. In November 2000, Mr. Purdy resigned effective February 2001.



                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation              | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                              |   Awards
Name and                                      | Securities
Principal                    Bonus($)  Other  | Underlying  (4) All other
Position      Year  Salary($)  (2)     ($)(3) | Warrants(#)  Compensation
==============================================================================
David L.                                      |
Purdy (5)     2001  $989,265  $0           $0 |           0          $0
              2000  $646,795  $200,000(6)  $0 |           0          $0
              1999  $450,000  $0           $0 |   4,000,000(4)       $0
------------------------------------------------------------------------------
Fred E.       2001  $977,115  $0           $0 |  15,000,000(4)       $0
Cooper,       2000  $939,000  $383,746(8)  $0 |           0          $0
CEO (7)       1999  $821,242  $200,000     $0 |   4,000,000(4)       $0
------------------------------------------------------------------------------
Anthony J.    2001  $660,248  $0           $0 |  10,000,000(4)       $0
Feola , Sr.   2000  $633,850  $268,190(10) $0 |           0          $0
Vice Pres.(9) 1999  $500,886  $0           $0 |   2,000,000(4)       $0
------------------------------------------------------------------------------
Glenn         2001  $483,732  $0           $0 |   8,000,000(4)       $0
Keeling, VP   2000  $500,000  $93,190(12)  $0 |           0          $0
(11)          1999  $302,083  $0           $0 |   2,000,000(4)       $0
------------------------------------------------------------------------------
Michael P.    2001  $317,375  $0           $0 |   3,000,000(4)       $0
Thompson,     2000  $103,243  $0           $0 |   1,000,000(4)       $0
Chief Financial
Officer (13)
------------------------------------------------------------------------------
R. Ben        2001  $191,171  $0           $0 |   1,500,000(4)       $0
Johnson,
Executive VP
(14)



(1) We do not currently have a Long-Term Incentive Plan, and no payouts were made under any LTIP during the years 2001, 2000 or 1999. We issued warrants during those three years, which we also discuss in Note 4. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

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

(3) During the year ended December 31, 2001, the executive officers received medical benefits under our group insurance policy, including disability and life insurance benefits. The total combined amount of all those benefits was less than 10% of the total annual salary and bonus reported for each executive officer.

(4) On May 23, 2001, we granted Mssrs. Cooper, Feola, Keeling and Thompson warrants to purchase the number of shares listed. All the warrants are exercisable at $.0525 per share - a price greater than our trading price on May 23, 2001, until May 23, 2006. During 2001, we also issued warrants to R. Ben Johnson, our new executive vice president. We granted him warrants on July 30, 2001 that give him the right to purchase 1 million shares of our common stock at $.05 per share, until July 30, 2006; we also issued him warrants on December 3, 2001 that give him the right to purchase 500,000 shares of our common stock at $.05 per share until December 3, 2006. The $.05 exercise price on Mr. Johnson's loans exceeds the market price on the dates we issued the warrants. During 2000, we issued warrants to Michael P. Thompson, our new chief financial officer. We granted the warrants on August 28, 2000 that give him the right to purchase 1 million shares of our common stock at $.125 per share, which was the market price on the grant
     date, until August 28, 2005.   During 1999, we issued
     warrants to the executive officers listed. All of the warrants were issued on April 28, 1999 at $.129 per share, which was the market price on the date of the warrant grant. For more detailed information, please refer to the "Option/Warrant/SAR Grants in Last Fiscal Year" table, below.

 (5) In 2001, we paid Mr. Purdy $912,727 by BICO, most of which was a severance payment he demanded when he resigned. We also paid him $26,923 from our Biocontrol Technology
     division, and $49,615 from Diasense.   In 2000, we paid Mr.
     Purdy $196,795 by BICO and $450,000 by Diasense. In 1999, he was paid $183,333 by BICO and $266,667 by Diasense. All amounts are included in the table above. Mr. Purdy is paid by BICO based on his employment agreement. Diasense paid Mr. Purdy based on its board of director's decisions for services performed on its behalf. In June 2000, Mr. Purdy resigned as a BICO director and executive officer and became the president of our Biocontrol Technology division. In November 2000, he resigned from that position effective February 2001.

(6) In 2000, we paid Mr. Purdy a cash bonus of $200,000 from BICO.

(7)  In 2001, we paid Mr. Cooper $336,281 by BICO; $414,167 by
     Diasense; $80,000 each by Petrol Rem and ViaCirq; and $66,667 by Rapid HIV. Due to our cash flow problems in the last quarter of 2001, Mr. Cooper agreed to accrue a total of $271,531 due him from all of the companies combined, rather than collect that amount in 2001. In 2000, we paid Mr. Cooper $250,000 by BICO; $497,000 by Diasense; and $96,000
     each by Petrol Rem and ViaCirq.   Part of his salary from
     1998 was deferred and paid in 1999, and all amounts are included in the table above. In 1999, he was paid $272,617 by BICO; $340,625 by Diasense and $104,000 each by Petrol Rem and IDT, which is now ViaCirq All amounts are included in the table above. Mr. Cooper is paid by BICO based on his employment agreement. Amounts paid to Mr. Cooper by Diasense, Petrol Rem, ViaCirq and Rapid HIV are determined by the boards of directors of those companies based upon services performed on their behalf.

(8) In 2000, we paid Mr. Cooper a cash bonus of $200,000 from BICO. In addition, we gave him a stock bonus of 1 million shares of our common stock. We determined the value of his stock bonus, $183,746, using the stock price on the date of the bonus, even though he hasn't sold the stock.

(9) In 2001, we paid Mr. Feola $472,748 by BICO and $187,500 by Diasense. Due to our cash flow problems in the last quarter of 2001, Mr. Feola agreed to accrue a total of $157,729 due him from both companies, rather than collect that amount in 2001. In 2000, we paid Mr. Feola $408,850 by BICO and $225,000 by Diasense. Part of his salary from 1998 was deferred and paid in 1999, and all amounts are included in the table above. In 1999, Mr. Feola was paid $425,886 by BICO and $75,000 by Diasense. All amounts are included in the table above. Mr. Feola is paid by BICO based on his employment agreement. Diasense paid Mr. Feola based on its board of director's decisions for services performed on its behalf.

(10) In 2000, we paid Mr. Feola a cash bonus of $175,000 by BICO. In addition, we gave him a stock bonus of 500,000 shares of our common stock. We determined the value of his stock bonus, $93,190, using the stock price on the date of the bonus, even though he hasn't sold the stock.

(11) We pay Mr. Keeling based on his employment agreement. In 2001, 57% of the amounts paid were allocated to ViaCirq.
     Due to our cash flow problems in the last quarter of 2001, Mr. Keeling agreed to accrue $283,184 due him rather than collect that amount in 2001. In 2000, 50% of his salary was allocated to ViaCirq. In 1999, 87% of his salary was allocated to IDT, now ViaCirq, based upon the time he devoted to its operations.

(12) In 2000, we gave Mr. Keeling a stock bonus of 500,000 shares of our common stock. We determined the value of his stock bonus using the stock price on the date of the bonus, even though he hasn't sold the stock.

(13) Mr. Thompson was appointed our interim chief financial officer when he joined us in August 2000, and then appointed chief financial officer in 2001. Due to our cash flow problems in the last quarter of 2001, Mr. Thompson agreed to accrue $52,474 due him rather than collect that amount in 2001. We pay him based on his employment agreement.

(14) Mr. Johnson was appointed our executive vice president when he joined us in January 2001.

          Option/Warrant/SAR Grants in Last Fiscal Year


                                                    POTENTIAL REALIZED
                                                     VALUE AT ASSUMED
                                                      ANNUAL RATES OF
                                                           STOCK
INDIVIDUAL GRANTS (1)                               PRICE APPRECIATION
                                                            FOR
                                                      OPTION TERM (3)

                            Percent of
                 Number of  Total
                 Securities Options/SAR's Exercise
                 Underlying Granted to    or      Expiration
                 Options/   Employees in  Base    Date     5%($)   10%($)  0%($)
   Name          SAR's      Fiscal Year   Price
                 Granted       (2)        ($/Sh)
                   (#)

Fred E.
Cooper        15,000,000       31%        $.0525   5/23/06 $      0 $172,500 $0

Anthony J.
Feola         10,000,000       21%        $.0525   5/23/06 $      0 $115,000 $0

Glenn Keeling  8,000,000       16%        $.0525   5/23/05 $      0 $ 92,000 $0

Michael P.
Thompson       3,000,000        6%        $.0525   5/23/06 $      0 $ 34,500 $0

R. Ben
Johnson        1,000,000                           7/30/06 $      0 $      0 $0
                 500,000        3%        $ 0.05  12/03/06 $      0 $      0 $0


(1)  The warrants in this table were granted during 2001.
     The warrants granted the executive officers the right to purchase the number of shares of common stock shown in the table at the price shown for five years.

(2) For purposes of calculating this percentage, the total number of warrants granted to employees during 2001 was
     48.5 million.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of 2001 and the fair value of our common stock price from the date of the grant until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed under to the rules adopted by the SEC and do not reflect actual historical or projected rates of appreciation of our common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth, which are the expiration dates for the warrants, assuming the values set forth, which are the closing bid price on the date of the grant as reported by the electronic bulletin board:


          STOCK PRICE ON          EXPIRATION
          DATE OF GRANT              DATE           5%            10%

          05/23/01: $0.04          05/23/06       $0.051         $0.064
          07/30/01: $0.02          07/30/06       $0.025         $0.032
          12/03/01: $.025          12/03/06       $0.032         $0.040

     The foregoing values do not reflect appreciation actually realized by executive officers. For more information on the warrants, review the next table.

(4) The -0- amounts reflect the fact that, even at the end of the warrant term, based on the appreciation rate, the market price will be less than the exercise price.

     AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST  FISCAL
     YEAR AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                              Number of       Value of
                              Securities      Unexercised
                              Underlying      In-the-Money
                              Unexercised     Options/SARs
                              Options/SARs    at
                              at              12/31/01 ($)
                              12/31/01 (#)
  Name    Shares    Value     Exercisable/    Exercisable/
          Acquired  Realized  Unexerciseable  Unexercisable
          on        ($)(2)     (3)            (4)
          Exercise
          (#)(1)

David L.      0     $   0      3,767,200     $    0
Purdy                              (5)            (11)

Fred E.       0     $   0     19,300,000     $    0
Cooper                             (6)            (11)

Anthony       0     $   0     12,550,000     $    0
J. Feola                           (7)            (11)

Glenn         0     $   0     10,100,000     $    0
Keeling                            (8)            (11)

Michael P.    0     $   0      4,000,000     $    0
Thompson                           (9)            (11)

R. Ben        0     $   0      1,500,000     $    0
Johnson                            (10)           (11)
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

(5) Includes warrants to purchase: 187,200 shares of common stock at $.25 per share until April 24, 2001;
     500,000 shares of common stock at $.25 per share until May 1, 2001; 80,000 shares of common stock at $.33 per share until June 29, 2003; and 3 million shares of common stock at $.129 per share until April 28, 2004.

(6) Includes warrants to purchase: 300,000 shares of common stock at $.25 per share until May 1, 2001; 4 million shares of common stock at $.129 per share until April 28, 2004; and 15 million shares of common stock at $.0525 per share until May 23, 2006.

(7) Includes warrants to purchase: 100,000 shares of common stock at $.25 per share until May 1, 2001; 100,000 shares of common stock at $.25 per share until November 26, 2003; 350,000 shares of common stock at $.50 per share until October 11, 2002; 2 million shares of common stock at $.129 per share until April 28, 2004; and 10 million shares of common stock at $.0525 per share until May 23, 2006.

(8) Includes warrants to purchase: 100,000 shares of common stock at $1.48 per share until August 26, 2001; 2 million shares of common stock at $.129 per share until April 28, 2004; and 8 million shares of common stock at $.0525 per share until May 23, 2006.

(9) Includes warrants to purchase 1 million shares of common stock at $.125 per share until August 28, 2005;
     and 3 million shares of common stock at $.0525 per share until May 23, 2006.

(10) Includes warrants to purchase 1,000,000 shares of common stock at $.05 per share until July 30, 2006 and 500,000 shares of common stock at $.05 per share until December 3, 2006.

(11) Because the market price as of the last trading day of December 2001 was less than the exercise price of the warrants, none of the warrants were in the money.

Employment Agreements

We have employment agreements with our executive officers, Fred E. Cooper, Anthony J. Feola and Glenn Keeling effective November 1, 1994, and Michael P. Thompson effective August 16, 2000. Under those agreements, they are currently entitled to receive annual salaries of $400,000, $558,850, $250,000 and $300,000 respectively, which are subject to
review and adjustment.   The initial term of the agreements
with Mr. Cooper was renewed in October 1999 for an additional three-year term, which will automatically renew for additional three-year terms unless one of the parties gives proper notice of non-renewal; in November 2000, Mr. Purdy resigned effective February 2001. The initial term of the agreements with Messrs. Feola and Keeling was renewed in October 2001 for an additional two-year term, which will automatically renew for additional two-year terms unless one of the parties gives proper notice of non-renewal. ViaCirq also has an employment agreement with Mr. Keeling, effective December 3, 2000, under which he is entitled to receive an annual salary of $350,000. The initial term of Mr. Thompson's agreement will expire on August 31, 2005 and will also automatically renew for additional two-year periods unless one of the parties gives proper notice of non-renewal. The agreements also provide that in the event of a "change of control", we are required to issue the following shares of common stock, represented by a percentage of our total outstanding shares of common stock immediately after the change in control: 5% to Mr. Cooper; 4% to Mr. Feola; 3% to Mr. Keeling; and 2% to Mr. Thompson. In general, a change of control would occur for purposes of the agreements if: 20% or more of our outstanding voting stock is acquired by any person; if 1/3 or more of our directors are not continuing directors, as defined in the agreement; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 2001 with respect to each person who we know is beneficial owner of more than 5% of the outstanding common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.

As of December 31, 2001, we had 2,450,631,111 shares of our common stock outstanding. The table below shows the common stock currently owned by each person or group, including common stock underlying warrants, all of which are currently exercisable, as of December 31, 2001. The left-hand column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 2001, which would be owned by each named person or group if they exercised of all of their warrants, together with common stock they currently owned. An asterisk - * - means less than 1%. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.


Name and                 Amount and      Percent of Beneficial
Address of               Nature of       Ownership of
Beneficial               Beneficial      Total Outstanding
Owner                    Ownership (1)   Common Stock (2)


Fred E. Cooper           21,076,200 (3)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA  15220

Stan Cottrell             1,350,000 (4)   *
4619 Westhampton Drive
Tucker, GA 30084

Anthony J. Feola         13,404,000 (5)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

Robert B. Johnson         1,500,000 (6)   *
1140 Connecticut Ave., NW
11th Floor
Washington, DC  20036

Glenn Keeling            10,738,500 (7)   *
2275 Swallow Hill Road
Building 2500,2nd Floor
Pittsburgh, PA 15220

Paul Stagg                1,570,000 (8)   *
168 LaLanne Road
Madisonville, LA 70447

Michael P. Thompson       4,000,000 (9)   *
2275 Swallow Hill Road
Bldg. 2500, 2nd Floor
Pittsburgh, PA 15220

All directors            53,638,700(10)   2.1%
and executive
officers as a
group (7 people)

NOTE: The officers and directors listed above entered into agreements not to exercise the warrants set forth below until August 2002. This means that the warrants are only currently exercisable after that time.

(1) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants, within sixty (60) days, together with the common stock currently owned.

(2) Represents total number of shares of common stock owned by each person, which each named person or group has the right to acquire, through the exercise of warrants within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of June 30, 2001. For individual computation purposes, the total number of shares of common stock outstanding as of June 30, 2001 has been increased by the number of additional shares which would be outstanding if the person or group exercised all outstanding warrants.

(3) Includes warrants to purchase the following: 300,000 shares of common stock at $.25 per share until May 1, 2003;
4,000,000 shares of common stock at $.129 per share until April 28, 2004; and 15,000,000 shares of common stock at $.0525 per share until May 23, 2006. In addition, Mr.
Cooper is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(4) Includes warrants to purchase 250,000 shares of common stock at $.129 per share until April 28, 2004; and warrants to purchase 1,000,000 shares of common stock at $.0525 until May 23, 2006.

(5) Includes warrants to purchase the following: 100,000 shares of common stock at $.25 per share until November 26, 2003; 100,000 shares of common stock at $.25 per share until May 1, 2003; 350,000 shares of common stock at $.50 per share until October 11, 2002; 2,000,000 shares of common stock at $.129 per share until April 28, 2004; and 10,000,000 shares of common stock at $.0525 per share until May 23, 2006. In addition, Mr. Feola is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(6) Includes warrants to purchase the following: 500,000 shares of common stock at $.0730 per share until January 11, 2006; and 1,000,000 shares of common stock at $.05 per share until July 30, 2006.

(7) Includes warrants to purchase 100,000 shares of common stock at $1.48 per share until August 26, 2003; 2,000,000 shares of common stock at $.129 per share until April 28, 2004; and 8,000,000 shares of common stock at $.0525 per share until May 23, 2006. In addition, Mr. Keeling is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(8) Includes warrants to purchase 20,000 shares of common stock at $.06 per share until April 27, 2003; 250,000 shares of common stock at $.129 per share until April 28, 2004; 200,000 shares of common stock at $.102 per share until February 1, 2006; and 1,000,000 shares of common stock at $.0525 per share until May 23, 2006.

(9) Includes warrants to purchase 1,000,000 shares of common stock at $.125 per share until August 28, 2005; and 3,000,000 shares of common stock at $.0525 per share until May 23, 2006. In addition, Mr. Thompson is entitled to certain shares of common stock upon a change of control of BICO as defined in his employment agreement.

(10) Includes shares of common stock available under warrants to purchase an aggregate as set forth above.

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

Employment Relationships

Our board of directors approved employment agreements on November 1, 1994 for our current officers, Fred E.
Cooper, Anthony J. Feola and Glenn Keeling, and approved an employment agreement for Michael P. Thompson in August 2000.

Fred E. Cooper, chief executive officer, executive
vice president and a director, is a director of Diasense, Petrol Rem, and Rapid HIV Detection Corp. He is also the CEO of Rapid HIV Detection Corp and the president of Diasense. Mr. Cooper devotes approximately 60% of his time to BICO and 40% to Diasense. Anthony J. Feola, chief operating officer and a director, is also the secretary of Rapid HIV Detection Corp, and a director of Diasense, and Petrol Rem. Glenn Keeling is our senior vice president and
a director.   Mr. Keeling is also the president and a
director of ViaCirq.   Michael P. Thompson is our chief
financial officer. He is also the chief financial officer for Diasense and Petrol Rem, and a director of ViaCirq. Ben Johnson, executive vice president and director of our Washington, D.C. office, is also the executive vice president and a director of Rapid HIV Detection Corp.

Property

Two of our current executive officers and/or directors
and three former directors are members of the nine-member 300 Indian Springs Road Real Estate Partnership that in July 1990 purchased our real estate in Indiana, Pennsylvania. Each member of the partnership personally guaranteed the payment of lease obligations to the bank providing the
funding.   The five members of the partnership who are also
current or former officers and/or directors of BICO, David
L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and
C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of our common stock at an exercise price of $.33 per share until June 29, 1995. Those warrants still outstanding as of the original expiration date were
extended until June 29, 2003.   Mr. Purdy, who was a
director and executive officer at the time of the transaction, resigned from our board of directors on June 1, 2000, and resigned as an officer in November 2000, effective February 2001. Mr. Adkins, who was a director at the time of the transaction, resigned from our board of directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined our board of directors on
May 3, 1991.   Mr. Onorato, who was not a director at the
time of the transaction, was a BICO director from September
1992 until April 1994.   The property was sold in October
2000 for $475,000, and each of the partners received $12,698, after the mortgage was paid.

Like all our warrants, the warrants issued to the members of 300 Indian Springs Road Real Estate Partnership had exercise prices equal to or above the current quoted market price of our common stock on the date of issuance.

Warrants

On April 28, 1999, we granted warrants to purchase our common stock at $.129 per share until April 28, 2004 in the following amounts: 4,000,000 to Fred E. Cooper, our chief executive officer and a director; 2,000,000 to Anthony J. Feola, our chief operating officer and a director; 2,000,000 to Glenn Keeling, our senior vice president and a director; 4,000,000 to David L. Purdy, our former chairman and director; 250,000 to Stan Cottrell, a director; and 250,000 to Paul Stagg, a director. The exercise price of $.129 per share was equal to the market price on April 28, 1999.

On August 28, 2000, we granted warrants to purchase
1,000,000 shares of our common stock at $.125 per share until August 28, 2005 to Michael P. Thompson, our chief financial officer. The exercise price of $.125 per share was equal to the market price on August 28, 2000.

On January 11, 2001, we granted warrants to purchase
500,000 shares of our common stock at $.073 per share until January 11, 2006 to Ben Johnson, our executive vice president. The exercise price of $.073 per share was equal to the market price on January 11, 2001.

On February 1, 2001, we granted warrants to purchase
200,000 shares of our common stock at $.102 per share until February 1, 2006 to Paul Stagg, a director. The exercise price of $.102 per share was equal to the market price on February 1, 2001.

On May 23, 2001, we granted warrants to purchase our common stock at $.0525 per share until May 23, 2006 in the following amounts: 15 million to Fred E. Cooper, our chief executive officer and a director; 10 million to Anthony J. Feola, our chief operating officer and a director; 8 million to Glenn Keeling, our senior vice president and a director; 3 million to Michael P. Thompson, our chief financial officer; 1 million to Stan Cottrell, a director and 1 million to Paul Stagg, a director. The exercise price of $.0525 per share exceeded the market price on May 23, 2001.

On July 30, 2001, we granted warrants to purchase 1 million shares of common stock at $.05 per share until July
30, 2006 to Ben Johnson, our executive vice president. The exercise price of $.05 per share exceeded the market price on July 30, 2001.

On December 3, 2001, we granted warrants to purchase
500,000 shares of common stock at $.05 per share until December 3, 2006 to Ben Johnson, our executive vice president. The exercise price of $.05 per share exceeded the market price on December 3, 2001.

Loans

In 1999, we consolidated all of Fred E. Cooper's
outstanding loans from us, including accrued interest, into
one loan in the amount of $777,399.80 at 8% interest.  Mr.
Cooper began repaying the loans in May of 1999.   The loan
balance as of December 31, 2001 was $678,021. Our disinterested directors - with Mssrs. Cooper, Feola and Keeling abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes were: to provide Mr. Cooper with funds during his initial years with BICO, when he waived a salary;
and to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default.
Mr. Cooper's individual loans, along with Mssrs. Feola and Keeling's loans, had been, for period beginning in March
1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr. Cooper and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message. In 2001, Mr. Cooper gave his stock in B-A-
Champ.com to BICO; he no longer owns any interest in B-A-
Champ.com.

In 1999, we consolidated all of Anthony J. Feola's outstanding loans from us, including accrued interest, into one loan in the amount of $259,476.82 at 8% interest. Mr. Feola began repaying the loans in May of 1999. The loan balance as of December 31, 2001 was $197,570. Our disinterested directors - with Mssrs. Feola, Cooper and Keeling abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default. Mr. Feola's individual loan, along with Mssrs. Cooper and Keeling's loans, had been, for period beginning in March 1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr. Feola and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message.

In 1999, we consolidated all of Glenn Keeling's
outstanding loans from us, including accrued interest, into
one loan in the amount of $296,358.07 at 8% interest.  Mr.
Keeling began repaying the loans in May of 1999.   The loan
balance as of December 31, 2001 was $150,161. Our disinterested directors - with Mssrs. Keeling, Feola and Cooper abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default. Mr. Keeling's individual loan, along with Mssrs. Cooper and Feola's loans, had been, for period beginning in March 1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when
Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr.
Keeling and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message.

In September 1995, we granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus 1%. Interest and principal payments have been made on the note, and as of December 31, 2001, the balance was $24,394. Our board of directors approved this loan because of its business purpose
- in return for granting the loan, we received an option to purchase a franchise owned by Joseph Kondisko, a former director of Diasense, who is a principal owner of Allegheny Food Services. The franchise generates revenue, which is why we made the investment - until our products begin to generate significant revenues;

In 2001, we granted a loan in the amount of $110,000 to Anthony DelVicario, a former Diasense director and the president of American Intermetallics. We loaned him the money because he used it to try to close a transaction in Europe that will generate revenues. The transaction involves the creation of a distribution system in Europe to sell American Inter-Metallic's products and generate revenue. In November 2001, we increased the amount due to $114,000 to cover accrued interest and secured the loan with all of the assets of American Intermetallics. Mr. DelVicario began making monthly payments on the loan in March 2002.

In April 2001, we loaned $70,000 to Pascal M. Nardelli,
President and Chief Executive Officer of Petrol Rem, Inc. In
August 2001, this demand note and accrued interest of $2,110 were paid in full.

All future loans to officers, directors and their affiliates will also be made only after board approval, and for good business purposes.

Consulting

In 2000, Thomas F. Feola, was engaged as an outside consultant to assist with the identification and evaluation of environmental companies for potential acquisitions, mergers or strategic alliances. Thomas F. Feola is the brother of Anthony J. Feola, COO and a director. We paid
Thomas Feola $64,000 in 2000 and $56,000 in 2001 for these services which were terminated in August 2001.

Intercompany Agreements

Our management believes that the agreements between BICO and Diasense, which are summarized below, were based upon terms, which were as favorable as those that may have been available in comparable transactions with third parties. However, we did not retain any unaffiliated third party to determine independently the fairness of such transactions.

License and Marketing Agreement. Diasense acquired the exclusive marketing rights for the noninvasive glucose sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of Diasense's common stock. That agreement was canceled through a cancellation agreement dated November 18, 1991, and superseded by a purchase agreement dated November 18, 1991. The cancellation agreement provides that BICO will retain the 8,000,000 shares of Diasense common stock, which BICO received under the license and marketing agreement.

Purchase agreement. BICO and Diasense entered into a purchase agreement dated November 18, 1991 whereby BICO gave
Diasense its entire right, title and interest in the noninvasive glucose sensor and its development, including its extensive knowledge, technology and proprietary information. Those transfers included BICO's patent received in December 1991.

In consideration of the conveyance of its entire right in the noninvasive glucose sensor and its development, BICO received $2,000,000. In addition, Diasense may try, at its own expense, to obtain patents on other inventions relating to the noninvasive glucose sensor. Diasense also guaranteed BICO the right to use that patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasense executed an amendment to the purchase agreement, which clarified terms of the purchase agreement. The amendment defines sensors to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasense in connection with any sales by BICO of its proposed closed-loop system.

Research and Development Agreement. Diasense and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the noninvasive glucose sensor. Under the agreement, BICO will continue the development of the noninvasive glucose sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the noninvasive glucose sensor. BICO will also manufacture the models of the noninvasive glucose sensor to be delivered to Diasense for sale under the terms of a manufacturing agreement. Upon the delivery of the completed models, the research and development phase of the noninvasive glucose sensor will be deemed complete.

Diasense agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the noninvasive glucose sensor, and for the development of other related products. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments under to the research and development agreement pending the FDA's review.

Manufacturing Agreement. BICO and Diasense entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the noninvasive glucose sensor and other related products. Diasense will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original manufacturing agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods, including actual or 275% of overhead, whichever is lower, plus a fee of 30% of cost of goods. In July 1994, the formula was amended to be as follows: costs of goods sold was defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead + a fee equal to one third of the difference between the cost of goods sold and Diasense's sales price of each sensor. Diasense's sales price of each sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasense for each sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasense's written approval. The term of the agreement is fifteen years.

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

     Financial Statements                                        Page

     Report of Independent Certified Public Accountants
     Goff Backa Alfera & Company, LLC                            F-1

     Consolidated Balance Sheets
     December 31, 2001 and 2000                                  F-2

     Consolidated Statements of Operations
     for the years ended December 31, 2001, 2000 and 1999        F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2001, 2000 and 1999        F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 2001, 2000 and 1999        F-6

     Notes to Consolidated Financial Statements
     December 31, 2001, 2000 and 1999                            F-8

     2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company  filed a Form 8-K report on  November  20,
     2001,  for  the  event dated November 11,  2001.    The
     items  listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  November  30,
     2001, for the event dated November 30, 2001. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  December  10,
     2001, for the event dated December 6, 2001. The item listed was Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on January 3, 2002, for the event dated January 3, 2002. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  on  January  18,
     2002, for the event dated January 17, 2002. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on January 24, 2002 for the event dated January 23, 2002. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report on January 25, 2002 for the event dated January 24, 2002. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report on  February  19,
     2002 for the event dated February 19, 2002. The Items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company filed a Form 8-K report on March  8,  2002
     for the event dated March 8, 2002. The Items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company filed a Form 8-K report on March 14,  2002
     for the event dated March 13, 2002. The Items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company filed a Form 8-K report on March 14,  2002
     for the event dated March 14, 2002. The Items listed were Item 5, Other Events; and Item 7(c), Exhibits.


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

3.9(4) Amendment to Articles filed October 30,1986

3.10(4) By-Laws

3.11(5)  Amendment to Articles filed December 28,1992

3.12(8)  Amendment to Articles filed February 7, 2000

3.13(12) Amendment to Articles filed June 14, 2000

3.14     Amendment to Articles filed November 30, 2001

3.15     Certificate of Designation of Series G Preferred
          Stock

3.16     Certificate of Designation of Series H Preferred
          Stock

3.17     Certificate of Designation of Series I Preferred Stock

3.18     Certificate of Designation of Series J Preferred Stock

3.19     Certificate of Designation of Series K Preferred Stock

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

 10.12(6)Glenn Keeling Employment Agreement dated November
          1, 1994

10.13(9) David L. Purdy resignation as a director letter dated June 1, 2000

10.14(11)Michael P. Thompson Employment Agreement dated
          August 16, 2000

10.15(13)Marketing Agreement by and between BICO, Rapid HIV
          Detection Corp., GAIFAR and Dr. Heinrich Repke

10.16(13)Contract between Biocontrol Technology, Inc. and
          U.S. Army Assistance

16.1(7)  Disclosure and Letter Regarding Change in Certifying
          Accountants dated January 25, 1995

16.2 (10)Disclosure and Letter Regarding Change in
          Certifying Accountants dated August 24, 2000


   (1) Incorporated by reference from Exhibit with this title filed with BICO's Form 10-K for the year ended
       December 31, 1991

   (2) Incorporated by reference from Exhibit with this title to Form 8-K dated May 3, 1991

   (3) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 1990

   (4) Incorporated by reference from Exhibit with this title to Registration Statement on Form S-1 filed on December 1, 1992

   (5) Incorporated by reference from Exhibit with this title to Amendment No. 1 to Registration Statement on Form S-1 filed on February 8, 1993

   (6) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 1994

   (7) Incorporated by reference from Exhibit with this title to Form 8-K dated January 25, 1995

   (8) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 1999

   (9) Incorporated by reference from Exhibit with this title to Form 8-K dated June 2, 2000

  (10) Incorporated by reference from Exhibit with this title to Form 8-K filed August 24, 2000

  (11) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 2000

  (12) Incorporated by reference from Exhibit with this title to Form S-1 filed July 9, 2001

  (13) Incorporated by reference from Exhibit with this title to Form 8-K/A filed October 15, 2001

Conformed Copy
                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.

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

Signature                Title                         Date


/s/ Anthony J. Feola       Senior Vice President,        April 1, 2002
Anthony J. Feola           Director


/s/ Michael P. Thompson    Chief Financial Officer,      April 1, 2002
Michael P. Thompson        principal financial officer,
                           principal accounting officer

/s/ Glenn Keeling          Director                      April 1, 2002
Glenn Keeling


/s/ Stan Cottrell          Director                      April 1, 2002
Stan Cottrell

/s/ Paul W. Stagg          Director                      April 1, 2002
Paul W. Stagg



                Report of Independent Accountants





The Board of Directors and Stockholders
BICO, Inc.

     We have audited the accompanying consolidated balance sheets of BICO, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BICO, Inc. and its
subsidiaries  as  of  December  31,  2001  and  2000,   and   the
consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended December 31, 2001, and these conditions are expected to continue through 2002, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.



Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 28, 2002
(except for Note S, as to which
the date is March 29, 2002)

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 2001    Dec. 31, 2000
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $     268,095     $  7,844,807
 Accounts receivable - net of allowance for doubtful accounts
   of $43,664 at Dec. 31, 2001 and 2000                         1,235,957          400,950
 Inventory - net of valuation allowance (notes A and D)         1,190,796          805,224
 Related party notes receivable (notes C and O)                   138,394           87,706
 Notes  receivable (note C)                                             -           12,000
 Notes receivable-Practical Environmental Sol.,Inc.(note C)             -        1,914,363
 Interest receivable (note C)                                     144,411           48,252
 Prepaid expenses (note E)                                      1,055,901          988,354
 Other current assets                                              62,268           47,268
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                           4,095,822       12,148,924


PROPERTY, PLANT AND EQUIPMENT (notes A and K)
 Building                                                       2,566,777        2,529,176
 Land                                                             246,250          246,250
 Leasehold improvements                                         2,071,629        1,848,674
 Machinery and equipment                                        7,526,201        6,405,594
 Furniture, fixtures & equipment                                  937,607          921,195
                                                            -------------    -------------
                                                               13,348,464       11,950,889

 Less accumulated depreciation                                  6,151,384        5,288,910
                                                            -------------    -------------
                                                                7,197,080        6,661,979

OTHER ASSETS
 Related Party Receivables
  Notes receivable - (notes C and O)                            1,036,293        1,174,738
  Interest receivable - (notes C and O)                            14,406           13,463
                                                            -------------    -------------
                                                                1,050,699        1,188,201
  Allowance for related party receivables                      (1,050,699)      (1,188,201)
                                                            -------------     ------------
                                                                        -                -

 Notes receivable - (note C)                                      111,041          200,000
 Notes receivable-Practical Environmental Sol., Inc. (note C)   3,148,404                -
 Goodwill, net of amortization  (notes A and R)                   595,217          694,895
 Intangible assets - marketing rights (Note F)                  6,866,398                -
 Investment in unconsolidated subsidiaries-(notes A and G)      2,409,843        2,061,439
 Other assets                                                     213,616          162,833
                                                            -------------    -------------
                                                               13,344,519        3,119,167
                                                            -------------    -------------
         TOTAL ASSETS                                       $  24,637,421      $21,930,070
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                            Dec.31, 2001      Dec. 31, 2000
                                                            ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $  4,755,445      $   578,520
  Notes payable (note J)                                        7,037,198        1,069,127
  Current portion of long-term debt (note J)                       86,420        4,113,656
  Current portion of capital lease obligations (note K)            75,523           98,788
  Debentures payable (note L)                                           -        2,400,000
  Accrued liabilities (note I)                                  2,568,526        3,131,765
  Escrow payable (note M)                                           2,700            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                              14,525,812       11,394,556

LONG-TERM LIABILITIES
  Capital lease obligations (note K)                            2,128,149        2,203,673
  Long-term debt (note J)                                         127,777            7,864
  Other                                                            25,009                -
                                                             -------------    -------------
                                                                2,280,935        2,211,537


COMMITMENTS AND CONTIGENCIES (note P)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES (note A)                                       293,527          434,990

STOCKHOLDERS' EQUITY (note M)

   Common stock, par value $.10 per share,
   authorized 4,000,000,000 shares at Dec. 31,
   2001 and 1,700,000 shares at Dec. 31, 2000, outstanding
   2,450,631,111 shares at Dec. 31, 2001 and 1,383,704,167
   at Dec. 31, 2000                                           245,063,111      138,370,417
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 16,930 at
   December 31, 2001 and none at December 31, 2000.               169,300                -
   Discount assigned to beneficial conversion feature -
     preferred stock (note M)                                    (141,000)               -
   Additional paid-in capital                                  10,887,152       87,035,096
   Warrants                                                     6,221,655        6,204,235
   Accumulated deficit                                       (254,663,071)    (223,720,761)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                            7,537,147        7,888,987
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $ 24,637,421     $ 21,930,070
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    2001             2000              1999
                                                -------------    -------------    -------------
Revenues
  Net sales                                      $4,342,203        $   340,327    $   112,354
  Other income                                        7,715              5,547         52,897
                                                -------------    -------------    -------------
                                                  4,349,918            345,874        165,251

Costs and expenses
  Cost of products sold                           3,287,176            354,511        147,971
  Research and development (notes A,M and N)      7,113,258          6,651,471      4,430,819
  General and administrative (note M)            21,879,130         21,407,472     12,884,237
  Amortization  (notes A,F and G)                   804,458            392,307         39,716
  Impairment loss                                       -                  -        5,060,951
                                                -------------    -------------    -------------
                                                 33,084,022         28,805,761     22,563,694
                                                -------------    -------------    -------------
    Loss from operations                        (28,734,104)       (28,459,887)   (22,398,443)

Other income and expense
  Interest income                                  (561,817)          (589,529)    (1,031,560)
  Debt issue costs (note A)                       2,218,066          1,005,000      3,458,300
  Beneficial convertible debt feature(notes A&L)  2,063,915          3,062,500      7,228,296
  Interest expense                                  826,346          1,924,873      1,373,404
  Warrant extensions (note M)                           -            5,233,529      4,669,483
  Loss on unconsolidated subsidiaries(notes A&G)    279,978            158,183            -
  Loss on disposal of assets                         29,759            122,857            376
  Other taxes (note N)                              120,882                -              -
  Unusual item (note J and P)                    (2,562,848)         3,450,000            -
                                                -------------    -------------    -------------
                                                  2,414,281         14,367,413     15,698,299
                                                -------------    -------------    -------------
    Loss before unrelated
      investors' interest                       (31,148,385)       (42,827,300)   (38,096,742)

Unrelated investors' interest in
  net loss of subsidiaries                          206,075            280,997         24,164
                                                -------------    --------------   -------------
  Net loss                                     $(30,942,310)      $(42,546,303)   $(38,072,578)
                                                =============    ==============   =============

  Loss per common share - Basic:
   Net Loss                                    $      (0.02)      $      (0.04)   $      (0.05)
   Less: Preferred stock dividends                    (0.00)             (0.00)          (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.02)      $      (0.04)   $      (0.05)
                                                =============    =============    =============


  Loss per common share - Diluted:
   Net Loss                                    $      (0.02)      $      (0.04)   $      (0.05)
   Less: Preferred stock dividends                    (0.00)             (0.00)          (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.02)      $      (0.04)   $      (0.05)
                                                =============    =============    =============

The accompanying notes are an integral part of these statements.


                           BICO, Inc. and Subsidiaries

              Consolidated Statements of Stockholders' Equity (Deficiency)


			  	                                                  Note rec.
                  Preferred Stock  Discount assigned Common Stock                issued for Additional
                  ---------------  to benef. conv.   ------------                Common Stk  Paid in    Accumulated
                 Shares   Amount     feature     Shares     Amount    Warrants  Rel Party   Capital      Deficit      Total
                 ------   ------    ----------   ------     ------    ---------- --------- ----------- -------------- ----------
Balance at
 Dec. 31, 1998      -     $    -     $   -       420,773,568 $42,077,357$6,396,994 $(25,000)$92,725,285 $(143,101,880) $(1,927,244)
                 ------- -------     ---------   ----------  ----------  ----------  -------- ----------   ------------ ----------
Proceeds from
 stk offering       -          -         -        19,625,691   1,962,569     -        -        (914,485)           -     1,048,084
Proceeds from
 sale of Preferred
 stk.-Series F    72,000  720,000        -             -           -         -        -          90,000            -       810,000
Conversion of
 debentures         -        -           -       515,013,737  51,501,374     -        -     (19,444,872)           -    32,056,502
Warrants granted
 and extended-
 subsidiaries       -        -           -             -           -         -        -       5,897,332            -     5,897,332
Issuance of
convertible debt    -        -           -             -           -         -        -       7,228,296            -     7,228,296
Repayment of
subscription recv.  -        -           -             -           -         -       25,000         -              -        25,000
Warrants exercised  -        -           -           687,500      68,750    (8,968)   -          26,636            -        86,418
Warrants granted    -        -           -             -         403,135     -        -             -              -       403,135
  Net loss          -        -           -             -           -         -        -             -     (38,072,578) (38,072,578)
                  ------  -------    ---------    ----------  ---------- --------- -------    ---------   -----------   ----------
Balance at
Dec. 31,1999      72,000  720,000        -       956,100,496  95,610,050 6,791,161    -      85,608,192  (181,174,458)   7,554,945
                  ------  -------    ---------    ----------  ---------- --------- -------    ---------   -----------    ---------
Proceeds from
 stk offering       -        -           -       327,615,231  32,761,523     -        -     (14,156,873)           -    18,604,650
Proceeds from
 sale of Preferred
 stk.-Series F   380,000  3,800,000 (1,883,333)        -           -         -        -       2,358,333            -     4,275,000
Constructive div.
 on preferred stk.  -        -       1,883,333         -           -         -        -      (1,883,333)           -          -
Conversion of
 preferred stk.
 Series F       (452,000)(4,520,000)     -        56,679,610   5,667,961     -        -      (1,147,961)           -          -
Conversion of
 debentures         -        -           -        36,294,340   3,629,434     -        -         491,113            -     4,120,547
Warrants
 exercised          -        -           -         4,414,490     441,449  (307,581)   -         481,790            -       615,658
Warrants
 granted and extended
 -subsidiaries      -        -           -             -           -         -        -      11,084,555            -    11,084,555
Issuance of
 convertible debt   -        -           -             -           -         -        -       3,062,500            -     3,062,500
Common stk.
 issued for serv.   -        -           -         2,600,000     260,000     -        -          78,000            -       338,000
Common stk.
 issued-subs.       -        -           -             -           -         -        -         170,780            -       170,780
Warrants granted    -        -           -             -           -       608,655    -            -               -       608,655
Warrants expired    -        -           -             -           -      (888,000)   -         888,000            -          -
  Net loss          -        -           -             -           -         -        -            -      (42,546,303) (42,546,303)
                  ------  -------    -------   -------------  ---------- ---------- -------   ----------   ----------- -----------
Balance at
  Dec. 31, 2000     -    $   -       $   -     1,383,704,167$138,370,417$6,204,235  $ -     $87,035,096 $(223,720,761) $ 7,888,987
                  ------  -------    -------   -------------  ---------- ---------- -------   ----------   ----------- -----------
Proceeds from
 stk offering       -        -           -       769,410,092  76,941,009     -        -     (67,717,009)           -     9,224,000
Preferred stk.
 -Series G        10,530    105,300(1,662,632)         -           -         -        -       6,822,332            -     5,265,000
Preferred stk.
 -Series H         2,000     20,000  (250,000)         -           -         -        -       1,070,000            -       840,000
Preferred stk.
 -Series I         4,000     40,000      -             -           -         -        -       1,960,000            -     2,000,000
Preferred stk.
 -Series J           400      4,000   (50,000)         -           -         -        -         226,000            -       180,000
Constructive
 dividend on
 preferred stock    -         -     1,821,632          -           -         -        -      (1,821,632)           -          -
Conversion of
 debentures         -         -          -       297,516,852  29,751,685     -        -     (19,096,026)           -    10,655,659
Warrants
 granted and extended
 -subsidiaries      -         -          -             -           -         -        -          (1,331)           -        (1,331)
Issuance of
 convertible debt   -         -          -             -           -         -        -       2,058,970            -     2,058,970
Common stk.
 issued-subs.       -         -          -             -           -         -        -         162,500            -       162,500
Warrants granted    -         -          -             -           -        17,420    -         188,252            -       205,672
  Net loss          -         -          -             -           -         -        -            -      (30,942,310) (30,942,310)
                  ------  -------    -------   -------------  ---------- ---------- -------  ----------   -----------  -----------
Balance at
  Dec. 31, 2001     -     $   -     $(141,000) 1,383,704,167$138,370,417$6,204,235  $ -     $87,035,096 $(223,720,761) $ 7,888,987
                  ======  =======    =======   ============= =========== ========== =======  ==========   ===========  ===========


The accompanying notes are an integral part of these statements.



                                              BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         2001             2000            1999
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net loss                                                               $(30,942,310)  $(42,546,303)  $(38,072,578)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                            977,178        689,762        773,696
    Amortization                                                            804,453        392,307         42,149
    Loss on disposal of assets                                               29,759        122,857        177,000
    Loss on unconsolidated subsidiaries                                     279,978        158,183            -
    Unrelated investors' interest in susidiaries                           (206,078)      (280,997)       (24,164)
    Stock issued in exchange for services                                       -          338,000        148,484
    Stock issued in exchange for services by subsidiary                         -          225,000            -
    Debenture interest converted to stock                                       -          120,547        211,503
    Beneficial convertible debt feature                                   2,063,915      3,062,500      7,228,296
    Provision for (recovery of)potential loss on notes receivable          (137,502)      (152,359)        70,253
    Warrants granted                                                         17,420        608,655        403,135
    Warrants granted and extended by subsidiaries                           188,252     11,184,858      5,897,332
    (Decrease)increase in allowance for losses on accounts receivable           -          (20,015)        36,620
    (Increase) in accounts receivable                                      (835,007)       (25,148)        (7,924)
    Decrease in inventories                                               1,303,127        101,480         90,052
    (Decrease) in inventory valuation allowance                          (1,688,699)      (859,283)       (25,845)
    (Increase) in prepaid expenses                                          (67,547)      (651,305)       (21,702)
    (Increase) decrease in other assets                                    (113,051)        33,834       (146,408)
    Increase (decrease) in accounts payable                               4,176,925       (296,657)      (949,578)
    Increase in other liabilities                                           820,451      1,112,211        697,726
    Debt forgiveness                                                     (2,562,848)           -              -
    Impairment loss                                                             -              -        5,060,951
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                        (25,891,584)   (26,681,873)   (18,411,002)
                                                                       -------------  -------------   -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (1,542,038)    (1,388,508)      (641,371)
  Disposal of property, plant and equipment                                     -              -          175,000
  Acquisitions, net of cash acquired                                            -       (1,395,126)           -
  (Increase) in notes receivable                                         (1,429,041)    (1,939,073)      (337,928)
  Payments received on notes receivable                                     383,716        378,817        141,974
  (Increase) in interest receivable                                         (97,102)       (32,756)       (25,774)
  Purchase of marketing rights                                           (1,285,000)           -              -
  Acquisition of unconsolidated subsidiaries                             (1,093,948)    (2,078,520)      (525,000)
                                                                        -------------  -------------  -------------
    Net cash used by investing activites                                 (5,063,413)    (6,455,166)    (1,213,099)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                           10,677,600     18,604,650        900,000
  Proceeds from warrants exercised                                              -          615,658         86,018
  Proceeds from sale of preferred stock                                   6,285,000      4,275,000        810,000
  Redemption of stock subscriptions                                      (1,453,600)           -              -
  Proceeds from debentures payable                                        8,255,659     12,250,000     33,150,000
  Payments on debentures payable                                                -       (5,850,000)    (4,130,000)
  Payments on notes payable and long-term debt                          (14,408,087)       (53,125)      (465,650)
  Increase in notes payable and long-term debt                           14,120,502        855,801         75,396
  Payments on capital lease obligations                                     (98,789)      (543,769)       (99,777)
                                                                       -------------  -------------   -------------
      Net cash provided by financing activities                          23,378,285     30,154,215     30,325,987
                                                                       _____________  _____________   _____________

      Net increase (decrease) in cash                                    (7,576,712)    (2,982,824)    10,701,886

  Cash and cash equivalents, beginning of year                            7,844,807     10,827,631        125,745
                                                                       -------------  -------------   -------------
  Cash and cash equivalents, end of year                               $    268,095   $  7,844,807   $ 10,827,631
                                                                       =============  =============  =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         2001            2000             1999
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $    412,239    $ 1,485,286     $    966,713
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of ICTI with note payable                                 $       -        $       -      $       -
                                                                      =============     ==========    ============
Acquisition of property under a capital lease:
           Land                                                       $       -        $   112,500    $       -
           Building                                                           -          1,321,566            -
                                                                      -------------     ----------    ------------
                                                                      $       -        $ 1,434,066    $       -
                                                                      =============     ==========    ============
Capital Lease Termination
           Reduction of capital lease obligation                      $       -        $       -      $       -
                                                                      =============     ==========    ============
           Reduction of property
                Construction in progress                              $       -        $       -      $       -
                Land                                                          -                -              -
                                                                      -------------     -----------   -------------
                                                                      $       -        $       -      $       -
                                                                      =============     ===========   ==============

Conversion of preferred stock for common stock                        $       -        $ 5,580,168    $       -
                                                                      =============  =============    ============
Preferred stock dividend paid in common stock                         $       -        $   121,825    $       -
                                                                      =============  =============    ============
Constructive dividend on convertible preferred stock                  $ 1,821,632      $ 1,883,333    $       -
                                                                      =============  =============    ============
Conversion of debentures for common stock                             $10,655,659      $ 4,000,000    $ 31,845,000
                                                                      =============  =============    ============
Conversion of stock subscriptions for common stock                    $ 9,900,000      $      -       $       -
                                                                      =============  =============    ============
Preferred stock issued in payment of long term debt                   $ 2,000,000      $      -       $       -
                                                                      =============  =============    ============
Acquisition of marketing rights for note payable                      $ 5,715,000      $      -       $       -
                                                                      =============  =============    ============

The accompanying notes are an integral part of these statements.

                     BICO, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

1.   Organization

     BICO, Inc. (the Company) and its subsidiaries are engaged in the development, manufacturing and marketing of biomedical products and biological remediation products. In June 2000, the Company changed its name from Biocontrol Technology, Inc. to BICO, Inc.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasense, Inc., a 52% owned subsidiary as of December 31, 2001 and 2000; Petrol Rem, Inc., a 75% owned subsidiary as of December 31, 2001 and 2000; ViaCirq, Inc. (formerly IDT, Inc.), a 99% owned subsidiary as of December 31, 2001 and 2000; ViaTherm, Inc., a 99% owned subsidiary as of December 31, 2001; Ceramic Coatings Technologies, Inc., a 98% owned subsidiary as of December 31, 2001 and 2000 and B-A-Champ.com, Inc., a 99.8% owned subsidiary as of December 31, 2001 and a 51% owned subsidiary as of December 31, 2000. Also included in the consolidated financial statements are the accounts of the following subsidiaries which are inactive: International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 2001 and 2000 and Barnacle Ban Corporation, a 100% owned subsidiary as of
     December 31, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest. Changes in the Company's proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary are accounted for as equity transactions in consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the subsidiary's ability to continue as a going concern.

     Some of our consolidated subsidiaries also include consolidated subsidiaries of their own. Petrol Rem, Inc. consolidated financial statements include the accounts of INTCO, Inc., a 51% owned subsidiary as of December 31, 2001 and 2000; and Tireless, Inc., a 51% owned subsidiary as of December 31, 2001 and 2000. B-A-Champ.com, Inc. consolidated financial statements include the accounts of TruePoints.com, Inc., a 100% owned subsidiary as of December 31, 2001 and 2000.

3.   Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. Included in cash and equivalents is a $50,000 certificate of deposit which is pledged as collateral to secure the Company's corporate credit cards.

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

6.   Goodwill

     Goodwill, which represents the excess cost of purchased companies over the fair value of their net assets at dates of acquisition, is amortized on a straight-line basis over five years. Goodwill associated with assets determined to be impaired is correspondingly written down. With the Company's implementation of newly issued accounting standards effective January 1, 2002, goodwill will no longer be amortized. See Note A, number 20 below.

7.   Investment in Unconsolidated Subsidiaries

     During 2000 and 2001, the Company made investments in unconsolidated subsidiaries (see Note G). These investments are being reported on the equity basis due to the Company's ownership percentage, options to purchase additional shares and membership on the boards of directors of each unconsolidated subsidiary as discussed in Note G. The difference between the amount invested and the underlying equity in the unconsolidated subsidiary's net assets is being amortized as goodwill over a 5-year period. With the Company's implementation of newly issued accounting standards effective January 1, 2002, goodwill will no longer be amortized. See Note A, number 20 below.

8.   Loss Per Common Share

     Net loss per common share is based upon the weighted average number of common shares outstanding. The loss per share does not include common stock equivalents since the effect would be antidilutive. The weighted average shares used to calculate the loss per share amounted to 1,952,313,675 in 2001, 1,037,254,759 in 2000 and 695,400,191 in 1999. The net
     losses attributable to common shareholders for the years ended December 31, 2001, 2000 and 1999 were $32,763,942,
     $44,429,636 and $38,072,578, respectively, which include constructive dividends to preferred stockholders of $1,821,632, $1,883,333 and $0, respectively.

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

11.  Interest

     No interest was capitalized as a component of the cost of property, plant and equipment constructed for its own use during the years ended December 31, 2001, 2000 or 1999.

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

14.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures when debentures are issued. Total debt issue costs incurred for the periods ended December 31, 2001, 2000 and 1999 were $2,218,066, $1,005,000 and $3,458,300, respectively.

15.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks, receivables from officers and directors of the Company, investments in unconsolidated subsidiaries and accounts receivable from two customers, which represent over 90% of consolidated accounts receivable. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Notes C and O) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company. The company has reviewed the creditworthiness of its significant customers and does not expect to incur a significant loss for uncollected accounts.

16.  Comprehensive Income

     The Company's consolidated net income (loss) is the same as comprehensive income to be disclosed under Statement of Financial Accounting Standards No. 130.

17.  Beneficial Convertible Debt Feature

     Beneficial conversion terms included in the Company's convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued.

18.  Beneficial Conversion Feature of Preferred Stock

     The Company's 4% convertible preferred stock includes a beneficial conversion feature providing the preferred stockholder a discount upon conversion to the Company's common stock after a specified number of days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to beneficial conversion feature and is amortized as constructive dividends to the preferred stockholders over the period prior to conversion using the effective interest method.

19.  Advertising Costs

     Advertising costs are charged to operations when incurred.
     Advertising expenses for 2001, 2000 and 1999 were $367,867,
     $208,617 and $4,851, respectively.

20.  Impact of Recently Issued Accounting Standards

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


NOTE B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 2001 and in prior years and have funded their operations and product development through the sale of common and preferred stock and issuance of debt instruments. Until such time that products can be successfully developed and marketed, the Company and its subsidiaries will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

     The  ability  of  the  Company to continue  in  existence  is dependent  on  its having sufficient financial  resources  to complete the research and development necessary to successfully bring products to market and for marketplace acceptance. As a result of its significant losses, negative cash flows from operations and significant accumulated deficits for each of the periods ending December 31, 2001, 2000, and 1999, there is substantial doubt about the Company's ability to continue as a going concern.

     In order to meet its projected expenditures for 2002, Management believes that additional funds will need to be raised from sales of stock and future debt issuance. As discussed in NOTE S, Management secured commitments to provide such funding during the first quarter of 2002.
     Management believes that these financing commitments along with a plan to reduce operating expenses, to curtail investment activities and to dispose of certain subsidiaries (Note S) will provide the opportunity for the Company to continue as a going concern.

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31, 2001      Dec. 31, 2000

  Related Parties


  Note receivable from Allegheny
  Food Services, Inc. of which
  Joseph Kondisko, a former
  director, is principal owner,
  payable in monthly installments        $ 24,394       $ 87,706
  of $3,630, including interest at
  9.25%.  The balance is due and
  payable at December 31, 2001.

  Note Receivable from Anthony J.
  DelVicario, a former director of
  Diasense, Inc. and president of
  American Inter-Metallics, Inc.,
  dated November 9, 2001 in the
  amount of $114,000 payable on           114,000           -
  demand with interest at prime
  rate plus 2%.  The note is
  collateralized by the assets of
  American Inter-Metallics, Inc.

  Note receivable from Fred E.
  Cooper, Chief Executive Officer,
  dated April 28, 1999, in the
  amount of $777,400, payable in
  monthly installments of $9,427          671,338        715,693
  with a final balloon payment on
  May 31, 2002.  Interest is
  accrued at a rate of 8% per
  annum.

  Note receivable from Glenn
  Keeling, Director, dated April
  28, 1999, in the amount of
  $296,358, payable in monthly
  installments of $4,184 with a           146,332        237,737
  final balloon payment on May 1,
  2002.  Interest is accrued at a
  rate of 8% per annum.

  Note Receivable from T.J. Feola,
  Director, dated April 28, 1999,
  in the amount of $259,477,
  payable in monthly installments
  of $3,676 with a final balloon          195,623        221,308
  payment on May 31, 2002.
  Interest is accrued at a rate of
  8% per annum.

  Demand note receivable from
  Joseph A. Resnick, an employee,          23,000           -
  payable upon demand with 8.75%
  interest.

  Unrelated Parties

  Demand note receivable from
  Practical Environmental
  Solutions, Inc. on a $3,150,000
  line of credit agreement.
  Principal plus interest accrued
  at a rate of 10% per annum is
  payable upon demand on or before
  May 31, 2002.  The loan is
  collateralized by a security
  interest and lien on all of
  Practical Environmental
  Solutions' assets including its
  rights to any and all contracts,
  options or claims of that company
  to purchase or acquire the assets     3,148,404      1,914,363
  of any environmental company.
  The note is classified as a
  noncurrent asset as of December
  31, 2001 because the management
  of Petrol Rem is considering
  converting all or part of this
  note into a controlling equity
  interest in Practical
  Environmental Solutions with the
  balance of the note being
  converted to a term loan.

  Note receivable from an
  individual, due on November 15,
  2002 with interest at prime plus        111,041        200,000
  2% (6.75% at December 31, 2001).

  Note receivable from an
  individual, payable upon                   -            12,000
  demand with 8.75% interest.
                                       ----------    -----------
                                        4,434,132      3,388,807


  Less current notes receivable           138,394      2,014,069
                                       ----------    -----------
  Noncurrent                           $4,295,738    $ 1,374,738
                                       ==========    ===========

     Accrued interest receivable on the related party notes as  of
     December   31,   2001and  2000  was  $16,092   and   $13,463,
     respectively.

     Due to the financial dependency of the above officers and directors on the Company, an allowance of $1,050,699 and $1,188,201 has been provided as of December 31, 2001 and 2000, respectively.

     In  April  2001,  the  Company loaned $70,000  to  Pascal  M.
     Nardelli, President and Chief Executive Officer of Petrol Rem, Inc. In August 2001, this demand note and accrued interest of $2,110 were paid in full.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                Dec. 31, 2001          Dec. 31, 2000


          Raw materials          $  543,354             $ 2,699,527

          Work in Process           341,226                 512,526

          Finished goods          2,111,439               1,087,093
                                  ---------               ---------
                                  2,996,019               4,299,146

          Less valuation         (1,805,223)             (3,493,922)
          allowance               ---------               ---------

                                 $1,190,796             $   805,224
                                  =========               =========

NOTE E - PREPAID EXPENSES

     Prepaid expenses consisted of the following as of:

                                 Dec. 31, 2001      Dec. 31, 2000


      Prepaid insurance          $  330,761         $  304,229

      Prepaid professional fees     612,813            234,961

      Prepaid debt issue costs             -           220,000

      Employee advances              47,297             32,549

      Prepaid taxes                  22,642             31,200

      Security deposits               4,428             14,799

      Other prepaid expenses         37,960            150,616
                                 ----------          ---------
                                 $1,055,901         $  988,354
                                 ==========          =========

NOTE F - INTANGIBLE ASSETS

     In June 2001, the Company entered into a marketing agreement with GAIFAR, a German company that owned all the rights to certain rapid HIV tests, and Dr. Heinrich Repke, the man who developed
     the  tests.   The  marketing rights were assigned  to  Rapid  HIV
     Detection  Corp,  of which the Company owns 75% and  GAIFAR  owns
     25%.   GAIFAR  retained the manufacturing rights for  the  tests.
     The agreement, as amended, provided for a due diligence period until October 15, 2001 and approval by the Company's board of
     directors.   In  October  2001,  the  due  diligence  period  was
     completed  and  the  Company's  board  provided  their  unanimous
     resolution, making the marketing agreement fully effective.   The
     marketing agreement has a minimum ten-year term and calls for total payments of $7,000,000 through the third quarter of 2002. The entire $7,000,000 was recorded as an intangible asset with a
     corresponding  amount  payable to  GAIFAR.   When  the  marketing
     agreement became effective in October 2001, $1,025,000 previously loaned to GAIFAR was applied to the $7 million owed to GAIFAR for the marketing rights. The original agreement called for a loan of $500,000 to the owner of the rapid HIV tests and technology, but the Company agreed to loan another $125,000 during the second quarter while the due diligence was continuing. During the third quarter, the Company loaned an additional $400,000 while the due
     diligence  was  completed.   These payments  to  GAIFAR  totaling
     $1,025,000 were made part of the consideration paid to acquire the exclusive worldwide marketing rights to the rapid HIV tests and technology and are now part of the Company's investment in Rapid HIV Detection Corp. An additional $260,000 was paid to GAIFAR during the fourth quarter of 2001 reducing the amount due to GAIFAR to $5,715,000, which is included in the current portion of long-term debt (note K). The remaining payments are due in monthly amounts ranging from $125,000 to $1,000,000 through
     August  20,  2002.   The marketing rights are being amortized as an
     intangible asset over the ten-year minimum term of  the   marketing
     agreement.  Amortization of $133,602 was recognized during 2001.

NOTE G - INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     During the year ended December 31, 2001, the Company invested an additional $10,000 in Insight Data Link.com, Inc. (IDL), an unconsolidated subsidiary interest initially acquired in 2000. With this additional investment, the Company has invested $110,000 in IDL and its ownership percentage is approximately 27%. Insight is a Pennsylvania corporation formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects.

     Also during the year ended December 31, 2001 the Company invested an additional $190,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company owns 20% of AIM. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants.

     During the year ended December 31, 2001, Diasense invested an additional $600,000 in Microislet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $1,600,000 in Microislet and its ownership is approximately 20.2%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     Also during the year ended December 31, 2001, Diasense invested an additional $293,948 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense has invested $987,468 in Diabecore and owns approximately 24% of this unconsolidated subsidiary. Diasense holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

     These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period.

     The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of December 31, 2001 and December 31, 2000 are as follows:


                      Investment in
Unconsolidated        Underlying Net      Unamortized
  Subsidiary             Assets             Goodwill               Total
                       2001     2000       2001     2000        2001     2000
American Inter-
Metallics, Inc.    $  318,200 $222,912  $ 394,300  $441,004 $ 712,500 $  663,916
Insight Data Link.com  22,876   28,503     41,629    52,546    64,505     81,049
MicroIslet, Inc.      130,477   50,731    786,874   688,508   917,351    739,239
Diabecore Medical,Inc 158,935   50,615    556,552   526,620   715,487    577,235
                    _________ ________  _________ _________ __________  ________
Total              $  630,488 $352,761 $1,779,355$1,708,678$2,409,843 $2,061,439
                    ========= ========  ========= ========= ========== =========


The amounts recognized as amortization of goodwill and loss on unconsolidated subsidiaries for each investment for the years ended December 31, 2001 and 2000 are as follows:
                                                      Loss
   Unconsolidated         Amortization                 on
     Subsidiary            of Goodwill            Unconsolidated
                                                   Subsidiaries

                           2001     2000         2001        2000

American Inter-
Metallics, Inc.        $ 141,416  $106,369    $    -       $    -

Insight Data              13,770    13,136      (12,774)      (5,815)
Link.com

MicroIslet, Inc.         188,525   152,628     (233,363)    (108,133)

Diabecore Medical, Inc.  121,855    72,049      (33,841)     (44,235)
                       ---------   -------     ---------     --------
Total                  $ 465,566  $344,182    $(279,978)   $(158,183)
                       =========   =======     =========     ========

NOTE H- BUSINESS SEGMENTS

The   Company  operates  in  two  reportable  business   segments:
Biomedical devices, which includes the operations of BICO, Inc., Diasense, Inc. and ViaCirQ, Inc. and Bioremediation, which includes the operations of Petrol Rem, Inc. Following is summarized financial information for the Company's reportable segments:


                             Biomedical
2001                          Devices  Bioremedication  All Other  Consolidated
Sales to external customers $   817,353  $3,383,637     $ 141,213  $ 4,342,203
Cost of products sold           558,408   2,507,717       221,051    3,287,176
Gross profit (loss)             258,945     875,920       (79,838)   1,055,027
Identifiable assets          17,414,784   6,515,188       642,095   24,572,067
Capital expenditures            930,012     512,887        99,139    1,542,038
Depreciation and amortization 1,302,037     350,688        56,355    1,709,080
Interest Income                 259,928     301,889             0      561,817
Interest Expense                737,972      11,329        77,045      826,346


                             Biomedical
2000                          Devices  Bioremedication  All Other  Consolidated
Sales to external customers  $    81,954 $  217,722     $   40,651  $   340,327
Cost of products sold             47,862    179,446        127,203      354,511
Gross profit (loss)               34,092     38,276       (86,552)     (14,184)
Identifiable assets           16,628,619  4,385,100        835,589   21,849,308
Capital expenditures           2,788,454          0         34,120    2,822,574
Depreciation and amortization    979,083     74,120         43,198    1,096,401
Interest Income                  543,457     46,072              0      589,529
Interest Expense               1,811,665          0        113,208    1,924,873


1999
Sales to external customers  $    82,056 $   26,693     $    3,599  $   112,348
Cost of products sold            133,288     14,683              0      147,971
Gross profit(loss)              (51,232)     12,010          3,599      (35,623)
Identifiable asset            15,018,258    226,760        440,818   15,685,836
Capital expenditures             262,954          0        378,417      641,371
Depreciation and amortization  5,108,855     34,351         96,060    5,239,266
Interest Income                1,031,560          0              0    1,031,560
Interest Expense               1,373,404          0              0    1,373,404




NOTE I - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of:

                                   Dec. 31, 2001    Dec. 31, 2000


      Accrued interest           $     176,080       $ 1,120,655
      Accrued payroll                1,488,748           373,821
      Accrued payroll taxes and         14,815            24,303
        withholdings
      Accrued vacation                  65,446            66,445
      Accrued class action             425,000         1,300,000
        settlement (note O)
      Deferred revenue                 173,516            21,633
      Accrued income taxes             140,827            43,780
      Other accrued liabilities         84,094           181,128
                                   -----------        ----------
                                 $   2,568,526       $ 3,131,765
                                   ===========        ==========

NOTE J - DEBT OBLIGATIONS

Notes payable consisted of the following as of:

                                                Dec. 31,       Dec. 31,
                                                  2001           2000


Note Payable in connection with a Settlement
Agreement and Mutual Release related to  the
outstanding  amounts owed for the  Company's
stock  purchase agreement for 58.4% interest
in International Chemical Technologies, Inc.    500,000             -
(ICTI).  The note bears interest at  a  rate
of 10% per annum and is payable in ten monthly installments from January to October
2002.

Commercial  Premium  Finance  Agreement   of
Intco,  Inc., a 51% owned subsidiary of  the
Company's   subsidiary,  Petrol  Rem,   Inc.
Amounts   are   payable  in   nine   monthly       -              66,210
installments of $11,342 including interest at 9.47% per annum beginning October 1, 2000.

Commercial  Premium  Finance  Agreement   of
Intco,  Inc., a 51% owned subsidiary of  the
Company's   subsidiary,  Petrol  Rem,   Inc.
Amounts   are   payable  in   nine   monthly     79,016             -
installments of $13,534 including interest at 9.45% per annum beginning October 1, 2001.

Note  Payable  by the Company's  subsidiary,
Petrol  Rem,  Inc., in connection  with  the
stock purchase agreement for 51% interest in
Intco,  Inc.   The  note is payable  without
interest in installments as follows:  (i) on       -             850,000
the first day of each calendar month from January 1, 2001 through and including April
1, 2001, a principal payment of $150,000 and
(ii)  $250,000 on May 1, 2001.

Promissory  Note  payable  to  the  minority
owner of Intco, Inc., a 51% owned subsidiary
of  the  Company's subsidiary,  Petrol  Rem,
Inc.   The loan is collateralized by  Petrol    500,000             -
Rem's 51% ownership in Intco. Principal and interest at 7% per annum are payable upon demand

Note Payable in connection with the purchase
of  marketing rights for certain  rapid  HIV
tests.   The  note  is  payable  in  various  5,715,000             -
monthly  installments ranging from  $125,000
to $1,000,000 per month through August 2002

Commercial Premium Finance Agreement payable
in  nine  monthly  installments  of  $11,492     89,187             -
including   interest  at  8.15%  per   annum
beginning December 9, 2001.

Commercial Premium Finance Agreement payable
in  nine  monthly  installments  of  $15,878    108,630             -
including   interest  at  6.9%   per   annum
beginning November 1, 2001.

Commercial Premium Finance Agreement payable
in  eight  monthly installments  of  $13,208       -             77,317
including   interest  at  8.5%   per   annum
beginning December 1, 2000.

Commercial Premium Finance Agreement payable
in   nine  monthly  installments  of  $9,903       -             75,600
including  interest  at  12.63%  per   annum
beginning December 10, 2000.

$50,000 line of credit with PNC Bank.  The
outstanding balance bears interest at a
rate of 6.75% per annum.                         45,365             -
                                              ----------      --------
Note payable                                 $7,037,198      $1,069,127
                                              ==========      =========

During the year ended December 31, 2001, the Company issued promissory notes totaling $11,715,000. As of December 31, 2001, all of these promissory notes totaling $11,715,000 had been repaid with proceeds from the sale of common stock subscriptions and preferred stock.

Long-term debt consisted of the following as of:

                                                Dec. 31,       Dec. 31,
                                                 2001           2000


Note   Payable  in  connection  with   stock
purchase  agreement for  58.4%  interest  in
International  Chemical  Technologies,  Inc.
(ICTI).  The note bears interest at  a  rate
of  10%  per annum and is collateralized  by
the   shares  of  ICTI  purchased   in   the
transaction.   At  December  31,  2000,  the   $   -         $ 2,900,000
Company was in default on the terms of  this
loan and the note holder had made demand for
payment.   Accordingly, the  unpaid  balance
was classified as due and payable.  In 2001,
the   Company  finalized  an  agreement  for
payment of this note.

Note  Payable  by the Company's  subsidiary,
International  Chemical  Technologies,  Inc.
(ICTI),  to  it's  former shareholder.   The
loan  bears interest at a rate of  9.5%  per
annum  and is guaranteed by the Company  and
collateralized   by   all    tangible    and
intangible assets of ICTI, and assignment of
ICTI's   interest  in  its  lease  for   its       -           1,191,667
production  facilities.   At  December   31,
2000,  the  Company was in  default  on  the
terms  of this loan and the note holder  had
made  demand for payment.  Accordingly,  the
unpaid  balance was classified  as  due  and
payable.  In 2001, the Company finalized  an
agreement  for  payment of  this  note   See
further discussion of this agreement later in this note.

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal and interest at 9.5% per annum are      3,503           20,351
payable in 25 equal monthly installments  of
$1,500  each  commencing February  27,  2000
with   a  final  payment  of  all  remaining
principal and interest due on March 27, 2002.

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal  and interest at 9% per annum  are
payable on demand or, if no demand is  made,      3,602            7,263
in  35  equal monthly installments  of  $320
each commencing February 25, 2000 with a final payment of all remaining principal and interest due on February 25, 2003.

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal  and interest at 7.75%  per  annum
are  payable on demand or, if no  demand  is     12,285             -
made, in 47 equal monthly installments of $325 each commencing October 10, 2001 with a final payment of all remaining principal and interest due on September 10, 2005.

Term  Loan  of Tireless, Inc., a  51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Tireless assets.                     194,444             -
Principal  and interest at prime  rate  plus
2.5% per annum are payable in 36 monthly installments of $5,556 each plus interest commencing December 1, 2001.


Note  Payable to a bank in monthly  payments
of  $433  including interest  at  8.75%  per        363           2,239
annum.    The  loan  in  collateralized   by
equipment.                                    ----------      ----------
                                                214,197       4,121,520

Current portion of long-term debt                86,420       4,113,656
                                              ----------      ----------
Long-term debt                               $  127,777     $     7,864
                                              ==========      ==========

     As of December 31, 2001, the Company's current portion of long-term debt included $4,091,667 due in connection with debt incurred when ICTI was purchased. In addition, $1,084,277 was accrued for interest related to the ICTI debt. In the fourth quarter, the Company finalized an agreement to make payments of $725,000, issue 4,000 shares of convertible preferred stock valued at $2,000,000, issue 50,000 shares of the common stock of the Company's subsidiary, ViaCirq, valued at $150,000 and issue 25,000 shares of the common stock of the Company's subsidiary, Petrol Rem, valued at $12,500 as settlement for the amounts due. As a result of this agreement, the Company recognized $2,562,848 in debt forgiveness in the fourth quarter.

NOTE K - LEASES

Operating Leases

     Until October 2000, the Company was committed under a non-cancelable operating lease for its research and product development facility. The lease between the Company and a group of investors (lessor), which included four of the
     Company's Executive Officers and/or Directors, was for a period of 240 months beginning September 1, 1990. Monthly rental under the terms of the lease was $8,810 for a period of 119 months to August 1, 2000. In October 2000, after the Company's research and development operations had been moved from the facility, the building was sold by the investor group and the lease was terminated. Total rent expense for this facility was $0, $70,480 and $105,720 in 2001, 2000 and
     1999, respectively.

     The Company and its related subsidiaries also lease other office facilities, various equipment and automobiles under operating leases expiring in various years through 2005. Total lease expense related to these leases was $598,981, $534,235, and $425,654 in the years ended December 31, 2001, 2000 and 1999, respectively.

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

The following is a summary of property held under capital leases:

                              Dec. 31, 2001      Dec. 31, 2000

 Buildings                  $ 2,527,326          $  2,527,326
 Land                           246,250               246,250
 Equipment                      264,490               264,490
                             ----------          ------------
       Sub Total              3,038,066             3,038,066

 Less: Accumulated Depreciation 680,776               529,286
                             ----------          ------------
 Total Property under
 Capital Leases             $ 2,357,290          $  2,508,780
                             ==========          ============

Minimum   future   lease  payments  under   capital   leases   and
noncancelable operating leases are as follows:

                                       Capital   Operating Leases
                                        Leases

     2002                           $  336,562     $    322,476
     2003                              333,654          251,661
     2004                              338,413           72,068
     2005                              352,066           16,500
     2006                              357,115              -
     Thereafter                      1,748,054              -
                                     ---------         ---------
     Total minimum lease payments    3,465,864     $    662,705
                                                       =========
     Less amounts representing       1,262,192
     interest                        ---------

     Present value of net minimum
         lease payments             $2,203,672
                                     =========


NOTE L- SUBORDINATED CONVERTIBLE DEBENTURES

     During 2001 the Company issued subordinated 4% convertible debentures totaling $8,255,659. Such convertible debentures were issued pursuant to Regulation D, and/or Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,063,915 expense was recognized upon issuance for the beneficial conversion feature of these debentures. As of December 31, 2001, all of the debentures totaling $10,655,659 were converted into 297,516,852 shares of common stock.

     During 2000 and 1999, the Company issued subordinated 4% convertible debentures totaling $12,250,000 and $33,150,000, respectively. Such convertible debentures were issued pursuant to Regulation S, Regulation D, and/or Section 4(2) and had a one-year mandatory maturity and were not saleable or convertible for a minimum of 45 to 90 days from issuance. At December 31, 2000 and 1999, the subordinated convertible debentures totaled $2,400,000 and $0, respectively. The debentures issued in 1999 and 2000 included beneficial conversion features providing a discount on the acquisition of common stock at discounts ranging from 12% to 22%.


NOTE M- STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company may issue up to 500,000 shares of preferred stock in series, which would have rights as determined by the Board.

     During 1999, 400,000 shares of the preferred stock were authorized as "4% Cumulative Convertible Preferred Stock, Series F". 72,000 shares of this preferred stock were issued in 1999 and 452,000 shares were issued in 2000 and these shares include a beneficial conversion feature providing the preferred stockholder a discount of 25% upon conversion to the Company's common stock after 120 days. The total value of this beneficial conversion feature was $1,883,333 and was recognized as constructive dividends charged to additional paid in capital during the year ended December 31, 2000. During 2000, all shares of preferred stock were converted to common stock. In addition, a preferred stock dividend of $121,825 was distributed to preferred shareholders upon conversion.

     During 2001, shares of preferred stock were authorized as "4% Cumulative Convertible Preferred Stock" in the following series and with the following features:


                           Issued                     Number of Days
                          Shares at                        until
     Series Authorized     Dec. 31,    Conversion     Conversion to
             Shares          2001       Discount       Common Stock

      G      100,000        10,530        24%              60

      H      246,000         2,000        20%              75

      I        4,000         4,000         0%               0

      J       50,000           400        20%              30


     Series G, H and J include a beneficial conversion feature providing the preferred shareholder a discount upon conversion to the Company's common stock after a specified number of days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to the beneficial conversion feature of preferred stock and is amortized as constructive dividends to the preferred shareholders over the holding period using the effective interest method. The total valuation discount of this beneficial conversion feature on the preferred stock outstanding at December 31, 2001 was $1,962,632. Total amortization recognized as constructive dividends that were charged to Additional Paid in Capital in the year ended December 31, 2001 was $1,821,632.

     Common Stock

     In December 2001, we filed a Form S-8 that included 125 million shares. The Form S-8 allows us to issue freely tradable stock to non-executive employees under our Equity Compensation Plan and to certain consultants in lieu of paying them in cash.

     Common Stock Warrants

     During 2001, warrants ranging from $.015 to $.102 per share to purchase 65,641,400 shares of common stock were granted at exercise prices that were equal to or above the current quoted market price of the stock on the date issued. In 2000, warrants to purchase 5,941,998 shares were granted at exercise prices ranging from $.07 to $.25 per share. In connection with the granting of warrants, the Company recognized $17,420 and $324,897 of general and administrative expense in 2001 and 2000 respectively. Warrants to purchase 96,136,560 shares of common stock were exercisable at December 31, 2001. The per share exercise prices of these warrants are as follows:

                   Shares               Exercise
                                         Price
                   30,000               $.0150
                   36,400               $.0156
                   60,000               $.0208
                   60,000               $.0212
                   60,000               $.0301
                   60,000               $.0372
                   85,000               $.0382
               12,550,000               $.0500
               52,000,000               $.0525
                   20,000               $.0600
                  160,000               $.0700
                  500,000               $.0730
                   35,000               $.0800
                1,700,000               $.1000
                  200,000               $.1020
                   85,000               $.1030
                1,000,000               $.1250
               19,910,500               $.1290
                1,110,200               $.1300
                  600,000               $.1400
                  400,000               $.1440
                  125,000               $.1550
                  236,798               $.1600
                   10,000               $.2200
                2,326,700               $.2500
                   80,000               $.3300
                   50,000               $.3800
                    1,482               $.4500
                  350,000               $.5000
                  884,000              $1.0000
                  150,000              $1.4800
                1,025,000              $2.0000
                   71,000              $2.1250
                   69,480              $2.2500
                   25,000              $2.4100
                   20,000              $2.7500
                   25,000              $3.0000
                   25,000              $3.2000
               ----------
       Total   96,136,560
               ==========

     The fiscal years in which common stock warrants were granted and the various expiration dates by fiscal year are as follows:

Fiscal    Warrants            Warrants Expire during Fiscal Year
 Year      Granted    2002      2003       2004        2005        2006
1990     406,700          0    406,700          0           0             0
1991   1,251,482    351,482    900,000          0           0             0
1992           0          0          0          0           0             0
1993     131,000          0    131,000          0           0             0
1994     130,000     20,000     85,000     25,000           0             0
1995           0          0          0          0           0             0
1996     234,480          0    175,000     59,480           0             0
1997     944,000    944,000          0          0           0             0
1998   1,420,000          0  1,420,000          0           0             0
1999  20,035,500          0          0 20,035,500           0             0
2000   5,941,998          0          0              5,941,998             0
2001  65,641,400          0          0                      0    65,641,400
      __________  _________  _________ __________  ___________   ___________
      96,136,560  1,315,482  3,117,700 20,119,980   5,941,998    65,641,400
      ==========  =========  ========  ==========  ===========   ===========


     The following is a summary of the warrant transactions during 2001:

     Outstanding at beginning of period         31,378,160
     Granted during the twelve-month period     65,641,400
     Canceled during the twelve-month period      (883,000)
     Exercised during the twelve-month period         -
                                               ------------
     Outstanding and eligible for exercise at
        end of period                           96,136,560
                                               ============


The following is a summary of expenses recognized in connection with warrants granted or extended during 2001 and 2000:

                          2001                           2000
               Granted  Extended   Total      Granted   Extended      Total

Parent
 Company      $17,420   $  -     $ 17,420    $ 324,897  $   -      $  324,897
Subsidiaries:
  Diasense     55,199      -       55,199      230,178      -         230,178
  ViaCirQ     133,052      -      133,052    5,885,069  5,233,529  11,118,598
              -------   ------    -------    ---------  ---------  ----------
              188,251      -      188,251    6,115,247  5,233,529  11,348,776
              -------   ------    -------    ---------  ---------  ----------
Total        $205,671   $  -     $205,671   $6,440,144 $5,233,529 $11,673,673
              =======   ======   ========    =========  =========  ==========

     During 2001 and 2000, expenses recognized on warrants granted are included in the Statement of Operations as general and administrative expenses of $205,671 and $6,071,961, respectively and research and development expenses of $0 and $368,183, respectively.

      Warrant Extensions

     During 2001, the Company extended the exercise date of warrants to purchase 1,432,700 shares of common stock to certain officers, employees and consultants. The warrant shares were originally granted at exercise prices ranging from $.25 to $3.00, and were extended at the original grant price. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price.

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

     Diasense, Inc. Common Stock

     At December 31, 2001, warrants to purchase 10,635,013 shares of Diasense, Inc. common stock were exercisable. The per share exercise price is $.50 for 7,780,000 shares, $1.00 for 2,160,463 shares and $3.50 for 694,550 shares. The warrants expire at various dates through 2006. To the extent that all warrants were exercised, the Company's proportionate ownership would be diluted from 52% at December 31, 2001 to 36%.

     Diasense, Inc. Warrants

     During 2001, Diasense, Inc. granted warrants to purchase 500,000 shares of its common stock and extended the exercise date of warrants to purchase 1,205,750 shares of common stock to certain officers, directors, employees and consultants. A charge of $55,199 is included in general and administrative expenses for warrants granted during 2001. The extended warrants were originally granted at an exercise price ranging from $0.50 to $3.50 and extended at the same price. No expense was charged to operations since the estimated market price of the stock was less than the present value of the warrant exercise price.


     During 2000, Diasense, Inc. granted warrants to purchase 2,075,000 shares of its common stock and extended the exercise date of warrants to purchase 2,483,050 shares of common stock to certain officers, directors, employees and consultants. A charge of $230,178 is included in general and administrative expenses for warrants granted during 2000. The extended warrants were originally granted at an exercise price ranging from $1.00 to $3.50 and extended at the same price. No expense was charged to operations since the estimated market price of the stock was less than the present value of the warrant exercise price.

     Petrol Rem, Inc. Common Stock

     At December 31, 2001, warrants to purchase 6,490,000 shares of Petrol Rem common stock were exercisable. The per share exercise price is $.10 for 3,940,000 shares, $.50 for 2,350,000 shares and $1.00 for 200,000 shares. The warrants expire at various dates through 2006. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 75% at December 31, 2001 to 57%.

     Petrol Rem Warrants

     During 2001, Petrol Rem, Inc. granted warrants to purchase 200,000 shares of its common stock to certain officers, directors, employees and consultants. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price. Petrol Rem did not extend the exercise dates of any warrants during 2001.

     During 2000, Petrol Rem, Inc. granted warrants to purchase 1,950,000 shares of its common stock to certain officers, directors, employees and consultants. No expense was charged to operations since the market price of the stock was less than the present value of the warrant exercise price. Petrol Rem did not extend the exercise dates of any warrants during 2000.

     ViaCirq, Inc. Common Stock

     At December 31, 2001, warrants to purchase 6,508,000 shares of ViaCirq common stock were exercisable. The per share exercise price is $.10 for 6,183,000 shares and $.50 for 20,000 shares, $1.00 for 285,000 shares, $2.00 for 5,000 shares and $3.00 for 15,000 shares. The warrants expire at various dates through 2006. To the extent that all the warrants were exercised, the Company's proportionate ownership would be diluted from 99% at December 31, 2001 to 70%.

     ViaCirq, Inc. Warrants

     During  2001,  ViaCirq,  Inc. granted  warrants  to  purchase
     25,000 shares of its common stock to certain officers, directors, employees and consultants. Charges of $133,052 are included in general and administrative expenses for the warrants granted during 2001. ViaCirq did not extend the exercise dates of any warrants during 2001.

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

NOTE N- INCOME TAXES

     As of December 31, 2001, the Company and its subsidiaries except Diasense Inc., Petrol Rem, Rapid HIV, and ICTI, have available approximately $157,400,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in tax years 2002 through 2022. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $1,569,000, subject to limitations, expiring in tax years 2005 through 2021.

     As of September 30, 2001, the end of its fiscal year, Diasense, Inc. had available approximately $26,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2005 through 2021, are available, subject to limitations, to offset future taxable income. Diasense, Inc. also has research and development credit carryforwards available for federal income tax purposes of approximately $700,000, subject to limitations, expiring in the years 2005 through 2012.

     As of December 31, 2001, Petrol Rem had available approximately $17,600,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2008 through 2022, are available, subject to limitations, to offset future taxable income. Petrol Rem also has research and development credit carryforwards available for federal income tax purposes of approximately $15,000.

     As of December 31, 2001, Rapid HIV had available approximately $480,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire in the year 2022, are available, subject to limitations, to offset future taxable income.

     As of December 31, 2001, ICTI had available approximately $1,435,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards, which expire during the years 2018 through 2020, are available, subject to limitations, to offset future taxable income.

     Certain  items  of  income  and  expense  are  recognized  in different periods for financial and income tax reporting purposes. In the year ended December 31, 1999, a warrant exercise adjustment of $50,625 was reported for tax purposes. The fair market value of warrant extentions have been recorded and expensed for financial statement purposes in the year ended December 31, 1999 in the amount of $6,092,562 and in the year ended December 31, 2000 of $11,118,598.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 2001, December 31, 2000 and December 31, 1999:

                                  Dec. 31,      Dec. 31,        Dec. 31,
                                    2001          2000            1999

       Net Operating Loss       $53,516,000    $ 45,050,000   $ 37,672,000
       Warrant Expense            8,593,191       8,593,191      4,812,686
       Tax Credit Carryforward    1,569,000       1,775,000      1,370,000
                                 ----------      ----------    -----------
                                 63,678,191      55,418,191     43,854,868
       Valuation Allowance      (63,678,191)    (55,418,191)   (43,854,868)
                                 ----------      ----------    -----------
       Net Deferred Tax Asset  $       -        $      -       $      -
                                 ==========      ==========    ===========


     The following is a summary of deferred tax benefit and the associated increase in the valuation allowance:


                                                  Increase in
                                    Deferred       Valuation
                                   Tax Benefit     Allowance      Net


     Year-ended December 31, 2001  $( 8,466,000)  $  8,466,000    $ 0
     Year-ended December 31, 2000  $(11,357,323)  $ 11,357,323    $ 0
     Year-ended December 31, 1999  $(11,718,671)  $ 11,718,671    $ 0
     From March 20, 1972 (inception)
     Through December 31, 2001     $(63,678,191)  $ 63,678,191    $ 0

     Intco, Inc., a subsidiary of Petrol Rem, files separate income tax returns. At December 31, 2001, the Company has included
     Intco's tax provision and related deferred and current taxes in the accompanying financial statements as follows:


                            Amount   Recorded As
                            ------   -----------
     Income tax provision     $120,882  Other income and expense-other taxes
     Deferred tax asset       $  8,115  Other assets
     Deferred tax liability   $ 25,009  Long-term liabilities-other
     Income taxes payable     $140,827  Accrued liabilities


NOTE O - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company is currently performing research and development activities related to the non-invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasense, Inc. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. Diasense, Inc. acquired the rights to the
     Sensor, including one United States patent from BICO for $2,000,000 on November 18, 1991. Such patent covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). The Sensor is subject to clinical testing and regulatory approvals by the FDA. BICO is responsible for substantially all activities in connection with the development, clinical testing, FDA approval and manufacturing of the Sensor. As discussed in Note B,

     BICO finances its operations from the sales of stock and issuance of debt and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasense, Inc. If BICO were unable to perform under the Research and Development or Manufacturing Agreements,
     Diasense, Inc. would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

     BICO and Diasense, Inc. have entered into a series of agreements related to the development, manufacturing and marketing of the Sensor. BICO is to develop the Sensor and carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing; 2) performing the clinical investigations leading to FDA approval for marketing; 3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasense, Inc. is to conduct the marketing of the
     Sensor.   The  following  is  a  brief  description  of   the
     agreements:

     Manufacturing Agreement

     The manufacturing agreement between BICO and Diasense, Inc. was entered into on January 20, 1992. BICO is to act as the exclusive manufacturer of production units of the Sensor upon the completion of the Research and Development Agreement and sell the units to Diasense, Inc. at a price determined by the agreement. The term of the agreement is fifteen years.

     Research and Development Agreement

     Under a January 1992 agreement between BICO and Diasense, Inc., beginning in April 1992, BICO received $100,000 per month, plus all direct costs for the research and development activities of the Sensor. This agreement replaced a previous agreement dated May 14, 1991. The term of the new agreement is fifteen years. In July 1995, BICO and Diasense, Inc. agreed to suspend billings, accruals of amounts due and payments pursuant to the research and development agreement pending the FDA's review of the Sensor.

     Purchase Agreement

     In November 1991, BICO entered into a Purchase Agreement with Diasense, Inc. under which Diasense, Inc. acquired BICO's rights to the Sensor for a cash payment of $2,000,000. This agreement permits BICO to use Sensor technology for the manufacture and sale by BICO of a proposed implantable closed loop system. BICO will pay Diasense, Inc. a royalty equal to five percent of the net sales of such implantable closed loop system.

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

     Total amounts due from Mr. Cooper at December 31, 2001 and December 31, 2000, include balances of $671,338 and $715,963, respectively, on the term loan discussed above plus accrued interest of $6,683 and $9,163, respectively.

     On April 28, 1999, Glenn Keeling, a Director, consolidated various outstanding obligations into a term loan totaling $296,358 payable in monthly installments of $4,184 with a final balloon payment on May 1, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Keeling at December 31, 2001 and December 31, 2000, include balances of $146,332 and $237,737, respectively, on the term loan discussed above plus accrued interest of $3,829 and $3,668, respectively.

     On April 28, 1999, T.J. Feola, COO and Director, consolidated various outstanding obligations into a term loan totaling $259,477 payable in monthly installments of $3,676 with a final balloon payment on May 31, 2002. Interest on this loan is accrued at a rate of 8% per annum.

     Total amounts due from Mr. Feola at December 31, 2001 and December 31, 2000 include balances of $195,623 and $221,308, respectively, on the term loan discussed above plus accrued interest of $1,947 and $631, respectively.

     As of December 31, 2001 and 2000 the Company had a note receivable from Allegheny Food Services, Inc. of which Joseph Kondisko, a former director, is principal owner. The loan, which bears interest at a rate of 9.25%, is payable upon demand. The outstanding balance on this loan was $24,394 at December 31, 2001 and $87,706 at December 31, 2000.

     During 1999 the Company made various demand loans totaling $150,000 to B-A-Champ.com, Inc., a company substantially owned by Fred E. Cooper, CEO. As of December 31, 1999, these loans had been repaid to a balance of $50,000 with an accrued interest of $3,006. As of December 31, 1999, the Company owned approximately 6.5% of the outstanding stock of B-A-Champ.com, Inc. In 2000, the Company provided additional funding of $400,000 in exchange for additional shares of B-A-Champ.com, Inc. In addition, the Company converted a note receivable of $50,000 from B-A-Champ.com, Inc. plus accrued interest of $5,256 to common stock. As a result of these additional investments, the Company owned 51% of the outstanding stock of B-A-Champ.com, Inc. as of December 31, 2001 and 2000 and included B-A-Champ.com, Inc. as a consolidated subsidiary in the December 31, 2001 and 2000 financial statements. As of December 31, 2000, Fred E. Cooper, Chief Executive Officer of the Company, owned approximately 30% of the outstanding common stock of B-A-Champ.com, Inc. In 2001, Mr. Cooper gave his shares of B-A-Champ.com, Inc. to BICO. As of December 31, 2001, BICO owns 99.8% of B-A-Champ.com, Inc.

     In  April  2001,  the  Company loaned $70,000  to  Pascal  M.
     Nardelli, President and CEO of Petrol Rem, Inc. In August 2001, this demand note and accrued interest of $2,110 were paid in full.

     In May 2001, the Company loaned $110,000 to Anthony J. Delvicario, president of the Company's unconsolidated subsidiary, American Inter-Metallics, Inc., and a member of Diasense's board of directors. The original demand note was secured by 110,000 shares of American Inter-Metallics, Inc. common stock and bore interest at prime rate plus two percent. In November 2001, the note was converted into a new note for $114,000 to reflect accrued interest, payable in monthly installments of $5,000. The note is secured by an unconditional guaranty by American Inter-Metallics and all of American Inter-Metallics' assets, including all of its equipment.

     Employment Contracts

     The Company has employment contracts with change in control provisions with four officers. In the event of a change in control in the Company and termination of employment, continuation of annual salaries at 100% decreasing to 25% are payable in addition to the issuing of shares of common stock as defined in the contracts. The contracts also provide for severance, disability benefits and issuances of BICO common stock under certain circumstances.

     Consulting

     In 2000, Thomas F. Feola, was engaged as an outside consultant to assist with the identification and evaluation of environmental companies for potential acquisitions, mergers or strategic alliances. Thomas F. Feola is the brother of Anthony J. Feola, COO and a director. The Company paid Thomas Feola $64,000 in 2000 and $56,000 in 2001 for these services which were terminated in August 2001.

NOTE P- COMMITMENTS AND CONTINGENCIES

     Litigation

     On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the Company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the Company agreed to settle the lawsuit for a total amount of $3,450,000. As of December 31, 2001, $3,250,000 has been paid toward the settlement. During the third quarter of 2001, the parties agreed to extend the payments on the remaining balance. The remaining balance of 425,000 is included in accrued liabilities, including $225,000 for extending the due dates, and was due in the fourth quarter of 2001. Due to cashflow problems, the final payment was not made in 2001. Payment is necessary in order to satisfy the terms of the settlement. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the Company believes that the existing settlement will end this matter.

     Pennsylvania Securities Commission

     The Pennsylvania Securities Commission is conducting a private investigation of the Company and its subsidiary, Diasense, Inc., in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.

     Additional Legal Proceedings

     In April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The Company continues to submit various scientific, financial and contractual documents in response to such requests.

NOTE Q- EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401(k) provisions, which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There have been no employer contributions to the plan from inception through December 31, 2001.

NOTE R - STOCK ACQUISITIONS

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

     The Company recognized $5,310,501 of goodwill in connection with the ICTI Stock Purchase Agreement. For purposes of amortizing this goodwill, management had determined a useful life of 5 years. Accumulated amortization on this goodwill was $887,080 at December 31, 1998. Based upon a reevaluation of this goodwill, the remaining balance of $4,423,421 was included in an impairment charge recognized in 1999. Management's reevaluation was reached due to failure of the investment to perform as anticipated and the decision that future cash flow was unlikely. For these same reasons an impairment charge of $637,530 was recorded to write off associated plant and equipment.

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

     The Company recognized $259,964 of goodwill in connection with the acquisition of B-A-Champ.com, Inc. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $73,657 at December 31, 2001.

     In 2001, most of the minority owners of B-A-Champ.com, Inc. gave their shares to BICO increasing BICO's ownership to 99.8%.

     INTCO, Inc.

     Pursuant to a Stock Purchase Agreement dated November 1, 2000, Petrol Rem, Inc. acquired 51% of INTCO, Inc. INTCO, Inc. was incorporated on February 5, 1981 and engages in oil-spill cleanup and the treatment of oil wells and also charters out self-propelled barges for maintenance work.

     Consideration for the purchase of 51% on INTCO, Inc. included a cash payment of $250,000 and a promissory note for $1 million. This promissory note was fully paid as of December 31, 2001.

     The Company recognized $310,567 of goodwill in connection with the INTCO Stock Purchase Agreement. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $72,465 at December 31, 2001.

     Tireless, LLC

     In October 2000, Petrol Rem, Inc. and Universal Scrap Tire Company, LLC (an unaffiliated company) formed a joint venture called Tireless, LLC (Tireless) with Petrol Rem, Inc. and Universal Scrap Tire Company, LLC owning 51% and 49%, respectively. Tireless is engaged in the acquisition, shredding and disposal of tires and tire parts.

     Consideration for the 51% ownership in Tireless included an agreement by Petrol Rem to provide working capital funding of $455,000 to Tireless. As of December 31, 2001, Petrol Rem had invested $455,000 in Tireless and made loans to Tireless totaling $381,160 to fund its operating and capital needs.

     Petrol Rem recognized $164,611 of goodwill in connection with the investment in Tireless. For purposes of amortizing this goodwill, management has determined a useful life of 5 years. Accumulated amortization on this goodwill was $52,145 as of December 31, 2001.

 NOTE S - SUBSEQUENT EVENTS

     Preferred Stock

     During   January   and  February  2002,  we  issued   570,000
     additional shares of our Series J preferred stock.

     In February 2002, we accepted a $25 million funding commitment from J.P. Carey Asset Management. The initial funding will be through their purchase of $7.5 million of our Series K preferred stock after our registration statement covering the 620 million shares needed to cover the Series K conversions is declared effective by the Securities and Exchange Commission.

     Common Stock

     During the first quarter 2002, we issued approximately 101.25 million shares of our common stock from the Form S-8.

     Bridge Loan

     In  March  2002,  we  obtained  a   $4  million  bridge  loan
     commitment to help us meet our cash flow needs until the registration statement covering the common stock underlying our preferred stock is declared effective and we begin receiving funding from our $25 million commitment from J.P. Carey Asset Management discussed above. The bridge loan is repayable in one year. $1 million of the $4 million commitment had been placed in escrow as of March 29, 2002. These funds will be released from escrow upon the filing of the Company's registration statement. This $1 million loan was collateralized by all equipment and other property of the Company.

     Planned Subsidiary Disposition

     In the first quarter 2002 the Company's Board of Directors directed Management to pursue the disposition of two consolidated subsidiaries, Ceramic Coatings Technologies, Inc., and B-A-Champ.com (dba True Points.com). In 2001, these two subsidiaries had losses of $(962,000) and
     $(1,226,313) respectively, which were included in the consolidated results of operations of the Company.

     Clinical Trials

     The clinical trials, which were being performed on the Company's noninvasive glucose sensor were discontinued during the first quarter of 2002 so that efforts could be directed toward the development of a new generation device. The clinical trials for the new device are being planned but will be deferred until Management determines that adequate funding is available. Total costs incurred during 2001 for the clinical trials were approximately $1,900,000.