Form 10-Q
period 2002-03-31
BICO INC/PA
filed 2002-05-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended                       March 31, 2002

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

                         Yes   X        No

     As of March 31, 2002, 2,656,885,988 shares of BICO, Inc.
common stock, par value $.10 were outstanding.

                                           BICO, Inc. and Subsidiaries
                                           Consolidated Balance Sheets

                                                              Mar. 31, 2002     Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $    607,628  $    268,095
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Mar. 31, 2002 and Dec. 31, 2001                   1,097,370     1,235,957
 Inventory - net of valuation allowance                           1,325,615     1,190,796
 Related party notes receivable                                     118,922       138,394
 Interest receivable                                                222,649       144,411
 Prepaid expenses                                                 2,691,864     1,055,901
 Other current assets                                                62,268        62,268
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                             6,126,316     4,095,822


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         2,566,777     2,566,777
 Land                                                               246,250       246,250
 Leasehold improvements                                           2,113,057     2,071,629
 Machinery and equipment                                          7,517,837     7,526,201
 Furniture, fixtures & equipment                                    937,607       937,607
                                                              -------------    -------------
  Subtotal                                                       13,381,528    13,348,464

 Less accumulated depreciation                                    6,435,317     6,151,384
                                                              -------------    -------------
                                                                  6,946,211     7,197,080

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,036,293     1,036,293
  Interest receivable                                                35,176        14,406
                                                              --------------    ------------
                                                                  1,071,469     1,050,699
  Allowance for related party receivables                        (1,071,469)   (1,050,699)
                                                              -------------     ------------
                                                                      -              -

 Notes receivable                                                    82,738       111,041
 Notes receivable-Practical Environmental Solutions, Inc.         3,148,404     3,148,404
 Goodwill, net of amortization                                      238,102       595,217
 Intangible assets - marketing rights                             5,600,000     6,866,398
 Investment in unconsolidated subsidiaries                        1,515,079     2,409,843
 Other assets                                                       137,110       213,616
                                                              -------------    -------------
                                                                 10,721,433    13,344,519
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 23,793,960  $ 24,637,421
                                                              =============    =============

 The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)



                                                              Mar. 31, 2002    Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                             $  5,153,986    $  4,755,455
  Note payable                                                    6,997,278       7,037,198
  Current portion of long-term debt                                  80,449          86,420
  Current portion of capital lease obligations                       99,427          75,523
  Accrued liabilities                                             4,000,409       2,568,526
  Escrow payable                                                      2,700           2,700
                                                              -------------    -------------
        TOTAL CURRENT LIABILITIES                                16,334,249      14,525,812

LONG-TERM LIABILITIES
  Capital lease obligations                                       2,110,205       2,128,149
  Long - term debt                                                  111,111         127,777
  Other                                                              19,603          25,009
                                                              -------------    -------------
                                                                  2,240,919       2,280,935


UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                                    273,340         293,527

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 4,000,000,000 shares at Dec. 31, 2001
    and March 31, 2002, issued and outstanding
    2,656,885,988 at Mar. 31, 2002 and 2,450,631,111
    at Dec. 31, 2001                                            265,688,598     245,063,111
   Convertible preferred stock, par value $10 per
    share authorized 500,000 shares issuable in
    series, shares issued and outstanding 17,880
    at March 31, 2002 and 16,930 at Dec. 31, 2001                   178,800         169,300
   Discount assigned to beneficial conversion
    feature - preferred stock                                             0        (141,000)
   Additional paid-in capital(Discount on issuance
    of common stock)                                             (5,256,283)     10,887,152
   Warrants                                                       6,221,655       6,221,655
   Accumulated deficit                                         (261,887,318)   (254,663,071)
                                                              -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                              4,945,452       7,537,147

          TOTAL LIABILITIES AND                               -------------    -------------
            STOCKHOLDER' EQUITY                                $ 23,793,960    $ 24,637,421
                                                              =============    =============

The accompanying notes are an integral part of these statements.


                             BICO, INC. and Subsidiaries
                        Consolidated Statements of Operations
                                    (Unaudited)

                                     For the three months ended March 31,
                                              2002            2001
                                           ----------      -----------
Revenues
  Net Sales                             $  1,575,871    $    599,007
  Other income                                24,803           7,418
                                          ----------      -----------
                                           1,600,674         606,425

Costs and expenses
  Cost of products sold                    1,155,542         424,092
  Research and development                   426,754       1,285,222
  General and administrative               4,838,617       6,238,852
  Amortization of goodwill                   186,817         182,715
                                           ----------     -----------
                                           6,607,730       8,130,881
                                           ----------     -----------
    Loss from operations                  (5,007,056)     (7,524,456)

Other income and expense
  Interest income                           (102,727)       (124,600)
  Debt issue costs                              -            679,174
  Beneficial convertible debt feature           -          2,063,915
  Unusual item                              (170,077)           -
  Impairment loss                          2,202,642            -
  Interest expense                           142,737         229,194
  Loss on unconsolidated subsidiary          140,635          72,192
  Loss on disposal of assets                  24,168          18,311
                                           ----------     -----------
                                           2,237,378       2,938,186
                                           ----------     -----------
    Loss before unrelated
      investors' interest                 (7,244,434)    (10,462,642)

Unrelated investors' interest in
  net loss of subsidiary                      20,187          63,930
                                           ----------     -----------

  Net loss                              $ (7,224,247)   $(10,398,712)
                                           ==========      ===========

  Loss per common share - Basic:
   Net Loss                             $     (0.003)    $    (0.008)
   Less: Preferred stock dividends            (0.000)         (0.000)
                                           ----------     -----------
   Net loss attributable to
    common stockholders                 $     (0.003)    $    (0.008)
                                           ==========     ===========

  Loss per common share - Diluted:
   Net Loss                             $     (0.003)    $    (0.008)
   Less: Preferred stock dividends            (0.000)         (0.000)
                                           ----------      -----------
   Net loss attributable to
    common stockholders                 $     (0.003)    $    (0.008)
                                           ==========      ===========


The accompanying notes are an integral part of these statements.

                      BICO, Inc. and Subsidiaries
                 Consolidated Statements Of Cash Flows
                              (Unaudited)

                                                 For the three months ended
                                               March 31, 2002    March 31, 2001
                                               --------------    --------------

Cash flows used by operating activities:
 Net loss                                       $(7,224,247)     $(10,398,712)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                       298,148          228,528
  Amortization                                       186,817          182,715
  Loss on disposal of assets                          24,168           18,311
  Loss on unconsolidated subsidiaries                140,635           72,192
  Unrelated investors' interest in subsidiaries      (20,187)         (63,934)
  Beneficial convertible debt feature                   -           2,063,915
  Warrants granted                                      -              17,414
  Allowance for related party note receivable         20,770          (31,726)
  Impairment expense                               2,202,642             -
  (Increase) decrease in accounts receivable         138,587           (5,577)
  (Increase) decrease in inventories                  56,287         (299,360)
  Increase (decrease) in inventory
     valuation allowance                            (191,106)         150,000
  Increase in prepaid expenses                       224,037            1,788
  (Increase) decrease in other assets                 64,689          (10,622)
  Increase (decrease) in accounts payable            398,541         (132,561)
  Increase in other liabilities                    1,426,477          305,826
                                                  ------------      ------------
   Net cash flow used by operating activities     (2,253,742)      (7,901,803)
                                                  ------------      ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment          (71,447)        (328,179)
  Increase in notes receivable                          -          (1,082,609)
  Payments received on notes receivable               47,775           55,633
  Increase in interest receivable                    (99,008)         (43,419)
  Acquisition of unconsolidated subsidiary
     interests                                          -            (753,948)
                                              --------------      ------------
 Net cash used by investing activities              (122,680)      (2,152,522)
                                              --------------      ------------

Cash flows from financing activities:
 Proceeds from sale of Preferred stock-Series F      430,000             -
 Stock issued in exchange for services             2,342,552             -
 Proceeds from debentures payable                       -           8,255,659
 Increase in notes payable                           248,024             -
 Payments on long term debt                          (22,637)            -
 Payments on notes payable                          (287,944)        (563,727)
 Payments on capital lease obligations                 5.960          (29,052)
                                              --------------      ------------

   Net cash provided by financing activities       2,715,955        7,662,880
                                              --------------      ------------

   Net increase (decrease) in cash                   339,533       (2,391,445)

 Cash and cash equivalents, beginning of period      268,095        7,844,807
                                               -------------       -----------

 Cash and cash equivalents, end of period       $    607,628     $  5,453,362
                                              ==============      ============


The accompanying notes are an integral part of these statements.


                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary, ViaCirQ, Inc., and its 99% owned subsidiary, ViaTherm, Inc., and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc., and its 100% owned subsidiary, B-A-Champ, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included in the consolidated financial statements are the accounts of the following subsidiaries which are inactive: International Chemical Technologies, Inc., a 58% owned subsidiary, Coraflex, Inc., a 90% owned subsidiary and Barnacle Ban, Inc., a 100% owned subsidiary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - Prepaid Expenses

On March 28, 2002, the Company issued 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense at March 31, 2002 and will be expensed at $155,000 per month beginning in April 2002.

NOTE C - Investments in Unconsolidated Subsidiaries

Our investments in unconsolidated subsidiaries are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries were being amortized as goodwill over a 5-year period during prior years. However, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of January 1, 2002 and, under this provision, goodwill is no longer amortized but is evaluated for impairment at least annually. Due to the history of negative cashflow and the uncertainty of the Company's ability to recover the carrying amount of the investment in AIM, an impairment loss of $712,500 was recognized in the quarter ended March 31, 2002. Also in the quarter ended March 31,
2002, the goodwill associated with IDL was evaluated and management determined that an impairment loss of $41,629 should be recognized. No impairment of the goodwill related to Microislet or Diabecore was deemed necessary at this time. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of March 31, 2002 and December 31, 2001 are as follows:


                      Investment in
Unconsolidated        Underlying Net      Unamortized
  Subsidiary             Assets             Goodwill               Total
--------------       -----------------   ----------------   ------------------
                     Mar.31,  Dec. 31,   Mar. 31, Dec. 31,   Mar. 31,  Dec. 31,
                       2002     2001       2002     2001        2002     2001
                       ----     ----       ----     ----        ----     ----
American Inter-
Metallics, Inc.    $    -     $318,200 $      -  $  394,300 $    -    $  712,500

Insight Data Link.com  21,028   22,876        -      41,629    21,028     64,505

MicroIslet, Inc.         -     130,477    786,874   786,874   786,874    917,351

Diabecore Medical,Inc 150,625  158,935    556,552   556,552   707,177    715,487
                    _________ ________ __________ _________ __________  ________
Total              $  171,653 $630,488 $1,343,426$1,779,355$1,515,079 $2,409,843
                    ========= ======== ========== ========= ==========  ========


NOTE D- Intangible Assets - Marketing Rights

During 2001, the Company entered into a marketing agreement with GAIFAR, a German company that owned all the rights to certain rapid HIV tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp., of which the Company owns 75% and GAIFAR owns 25%. GAIFAR retained the manufacturing rights for the tests. The marketing agreement has a 10-year minimum term and calls for total payments of $7,000,000 to GAIFAR. During 2001, the Company paid $1,285,000 to GAIFAR. The remaining payments are due in monthly amounts ranging from $125,000 to $1,000,000 through August 20, 2002, including a total of $1,040,000 due during the quarter ended March 31, 2002. Due to cashflow problems, only $115,000 was paid to GAIFAR during the quarter ended March 31, 2002. Payment is necessary to satisfy the agreement and for Rapid HIV Detection Corp. to retain the marketing rights.

The  marketing  rights are being amortized  as  an  intangible
asset   over  the  ten-year  minimum  term  of  the  marketing
agreement. Amortization of $175,000 was recognized during the three months ended March 31, 2002.

Because of the uncertainty of the Company's ability to recover the value of the intangible asset recognized for the Marketing rights at March 31, 2002, an impairment charge was recorded to reduce the intangible asset to $5,600,000, which is the balance of the obligations due under that agreement. Even if the exclusive marketing rights are terminated, this amount will be realized in the elimination of the corresponding note payable.

In May 2002, the Company lost its exclusive marketing rights because the Company was unable to make the payments required.
The Company is still marketing the Rapid HIV tests, but no additional payments are due.

NOTE E - Shareholders' Equity

Preferred Stock

During the three months ended March 31, 2002, 950 shares of Series J preferred stock were issued and these shares include a beneficial conversion feature providing the preferred stockholder a discount of 20% upon conversion to the Company's common stock after 30 days. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to the beneficial conversion feature of preferred stock and is amortized as constructive dividends to the preferred shareholders over the holding period using the effective interest method. The total valuation discount of this beneficial conversion feature on the preferred stock issued during the quarter ending March 31, 2002 was $118,750. Total amortization of the discount, including amortization of amounts related to preferred shares issued in 2001 that were not fully amortized at December 31, 2001, was $259,750 and this amount is recognized as a constructive dividend charged to additional paid in capital at March 31, 2002.

Common Stock

The Company filed a Form S-8 in December 2001 that included 125 million shares. The Form S-8 allows the Company to issue freely tradable stock to non-executive employees under the Employees' Equity Compensation plan and to certain consultants in lieu of paying them in cash. As of March 31, 2002, approximately 106 million shares of common stock had been issued from that Form S-8. Two additional Form S-8s were filed in March 2002 that included shares for consultants. One Form S-8 registered 100 million shares for a consultant. The other Form S-8 included stock for a consultant to obtain upon a warrant exercise. The consultant did exercise $770,000 in warrants and he was issued 110 million shares of common stock in April 2002.

Additional  Paid-In Capital / Discount on Issuance  of  Common
Stock

Additional paid-in capital decreased from $10,887,125 at December 31, 2001 to ($5,256,283) at March 31, 2002. The
deficit balance at March 31, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

NOTE F - Unusual Item - Recovery of Inventory Valuation
         Allowance

It is the Company's policy to record an inventory valuation allowance against finished goods and raw materials for products for which a market has not yet been established. During the three months ended March 31, 2002, Petrol Rem sold inventory for which an inventory allowance had previously been established. Therefore, the Company reduced its inventory valuation allowance and recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

NOTE G - Impairment

In June 2001, the FASB issued statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized but will be evaluated for impairment at least annually. The provisions of this statement became effective for the Company's fiscal year beginning January 1, 2002. Based on the Company's evaluation, an impairment charge of $1,111,244 was recognized related to goodwill associated with investments in Insight Data Link, American Intermetallics (see Note C), Tireless and B-A Champ. In addition, the value of the intangible asset representing the Company's exclusive marketing rights for certain rapid HIV tests was evaluated during the quarter. Because of the uncertainty of the
Company's ability to recover the full carrying value of the marketing rights, an impairment charge of $1,091,398 was recorded to reduce the intangible asset to its estimated net realizable value.

NOTE H - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company continues to provide documents in response to such requests.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of March 31, 2002 $3,250,000 has been paid toward the settlement. During 2001, the parties agreed to extend the payments on the remaining balance. The remaining $425,000 is included in accrued liabilities, including $225,000 for extending the due dates, and was due in the fourth quarter of 2001. Due to cashflow problems, the final payment was not made in 2001 or the first quarter of 2002. A payment of $50,000 was made in April 2002 and the Company still owes $375,000. Payment is necessary in order to satisfy the terms of the settlement. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the company believes that the existing settlement will end this matter.

NOTE I - Subsequent Events

In the first quarter of 2002, the Company began pursuing the disposition of two consolidated subsidiaries, Ceramic Coating Technologies, Inc. and TruePoints.com - which was formerly B-A-
Champ.   TruePoints operations were closed in April  2002  and
negotiations are still ongoing with a buyer for CCTI.

The Company received proceeds from two promissory notes early in April 2002. One loan for $1,000,000 is payable in a single installment on March 28, 2003 with interest of 22%. This loan is collateralized by all equipment of the Company. A second loan for $230,000 is payable in a single installment on April 8, 2003 with interest of 22%.

In May 2002, the Company registered 1,210,000,000 shares of common stock on Form S-1 on behalf of the selling shareholders. These shares are issuable upon conversion of preferred stock. Through May 14, 2002, 1,665,653 shares of common stock were issued when $10,960 of these shares were converted.




 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

                    Liquidity and Capital Resources

Our cash increased to $607,628 as of March 31, 2002 from $268,095 as of December 31, 2001 primarily due to $378,979 in advance payments on manufacturing contracts and the factors discussed below.

During the three months ended March 31, 2002 our net cash flow used by operating activities was $(2,253,742). During the same period, our net cash flow used by investing activities was ($122,680) due primarily to the acquisition of property, plant and equipment and cashflow provided by financing activities was $2,715,955 mostly due to stock issued to employees and consultants as compensation for services and sales of preferred stock.

Accounts receivable decreased from $1,235,957 at December 31, 2001 to $1,097,370 at March 31, 2002 primarily due to a decrease in revenues for INTCO in the first quarter of 2002 compared with revenues recognized during the latter part of 2001 and the timing of billings and collections related to these revenues.

Our net inventory increased by $134,819 during the quarter ending March 31, 2002. The increase was mostly due to an inventory build-up for contract manufacturing projects at our Biocontrol Technology division.

Current related party receivables decreased by $19,472 during the three-month period ended March 31, 2002 due to scheduled repayments on related party notes.

Interest receivable increased from $144,411 as of December 31, 2001 to $222,649 at March 31, 2002 due to additional interest accrued on notes receivable. The majority of this increase is related to interest on the note receivable from Practical Environmental Solutions, a Pennsylvania company that acquired technology to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3,148,404 to Practical Environmental as of March 31, 2002. The loan is classified as a non-current asset because our management is considering whether to convert all or part of that loan to an equity investment - they are making that decision because Practical Environmental is willing to make that conversion and because Practical Environmental has been generating revenues since January 2001.

Prepaid expenses increased from $1,055,901 as of December 31, 2001 to $2,691,864 as of March 31, 2002. The increase is primarily due to the issuance of 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense at March 31, 2002 and will be expensed at $155,000 per month beginning in April 2002.

Goodwill, net of amortization, decreased by $357,115 during the quarter ended March 31, 2002. The amounts invested in BA Champ and Tireless in excess of their net book value were reported as goodwill as of December 31, 2001. Under new accounting standards effective for our current fiscal year, we evaluated the investments and determined that there was considerable uncertainty concerning our ability to recover these amounts. Therefore, an impairment charge was recorded to write off the goodwill related to these investments. A similar evaluation was made of our investments in unconsolidated subsidiaries, American Intermetallics, Inc., Insight Data Link, Microislet and Diabecore. We determined that there was considerable uncertainty regarding the recoverability of our investments in American Intermetallics and Insight Data Link and an impairment charge of $754,129 was recognized to reduce the carrying value of these investments.

Our investment in the marketing agreement for the rapid HIV tests was also reduced by an impairment charge of $1,091,398. The investment was reduced to a carrying amount equal to the remaining obligations which would be eliminated should the marketing agreement be terminated. (See Supplemental Information.)

Accounts payable increased by $398,541 during the quarter ended March 31, 2002 due to the timing of payments that were slower than normal due to our cash flow problems. Accrued liabilities increased by $1,431,883 due to increases in accrued wages due to our cash flow problems. Also contributing to the increase were payments received on manufacturing contracts in excess of amounts billed.

Additional paid-in capital decreased from $10,887,125 at December 31, 2001 to ($5,256,283) at March 31, 2002. The
deficit balance at March 31, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

                    Results of Operations

Our sales and corresponding costs of products sold during the three months were $1,575,871 and $1,155,542 respectively in 2002 compared to $599,007 and $424,092 in 2001. The increase in sales was primarily due to contract revenue of $519,274 at our Biocontrol Technology division. There was no contract revenue during the first quarter of 2001. Petrol Rem also had increased revenue in the first quarter of 2002 compared to the same period in the prior year. Bioremediation product sales were up from $4,089 in the first three months of 2001 to $109,922 for the first three months of 2002. In addition, Petrol Rem's subsidiary, INTCO reported an increase in sales from $516,089 in the first quarter of 2001 to $599,776 during the first quarter of 2002. Tireless, another Petrol Rem subsidiary, began generating revenue in the fourth quarter of 2001 and they reported revenue of $72,424 during the first quarter of 2002 compared to zero in the prior year. ViaCirq's sales of its hyperthermia products increased from $48,838 in the first quarter of 2001 to $168,433 in the first quarter of 2002. Our other product sales increased in total, but not significantly. Metal coating sales totaled $21,766 during the first three months of 2001, with an increase to $77,085 during the first three months of 2002. During the first three months of 2001 and 2002, sales of $8,225 and $4,527, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. We also realized $20,690 in sales for the rapid HIV kits and $3,750 from our internet marketing services, both of which produced no sales in the prior year's first quarter. Our costs increased due to the increase in sales of our various products. Until we have significant sales, we can't predict any trends for future revenues.

Interest income decreased during the first three months to $102,727 in 2002 from $124,600 in 2001. The decrease occurred because we had fewer funds to invest.

Research and Development expenses during the first three months decreased to $426,754 in 2002 from $1,285,222 in 2001.
The decrease was due to reduced research activities on our noninvasive glucose monitor and hyperthermia products and the redeployment of resources from research activities to contract manufacturing and production of the hyperthermia products.

General and Administrative expenses during the first three months decreased from $6,238,852 in 2001 to $4,838,617 in
2002. The decrease is primarily due to decreases in professional services, marketing and travel expenses as well as $912,727 paid in the first quarter of 2001 under an agreement with David L. Purdy in connection with his resignation from the Company and its affiliates.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first three months of 2001. In addition, we recognized $679,174 in debt issue costs during the first quarter of 2001. This was mostly for commissions paid when debentures were issued. We had no corresponding expenses in 2002 because we did not issue any debentures.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the three months ended March 31, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

Interest expense decreased from $229,194 in the first quarter of 2001 to $142,737 during the first quarter of 2002 due to the settlement we reached with Mr. and Mrs. Farrell Jones in the fourth quarter of 2001 to reduce the amounts owed to them in connection with our purchase of ICTI in 1998.

Our loss on unconsolidated subsidiaries increased to $140,635 for the quarter ended March 31, 2002 compared to $72,192 for the same period in 2001. This loss results because we absorb part of the losses incurred by unconsolidated subsidiaries. Our share of the subsidiaries' losses is determined by applying our ownership percentage to the total loss incurred. The increase in the loss recognized is due to larger losses incurred by the unconsolidated subsidiaries and an increase in our ownership percentage compared to the prior year.

We recognized an impairment loss of $2,202,642 in the first quarter of 2002 due to an evaluation of our goodwill and intangible assets that is required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the progress made so far and the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement. Since this change in accounting regulations was not effective in the prior year, there were no similar impairment charges recognized in the first quarter of 2001.

             Supplemental Financial Information

In May 2002, we were unable to make up the payments due under our exclusive marketing agreement with Rapid HIV Detection Corp. As a result, we no longer have the exclusive marketing rights to the rapid HIV tests. However, we are still marketing the tests and we are negotiating with GAIFAR to enter into a contract to define what revenues we would receive on any sales we make. Since we are no longer obligated under the marketing agreement, we don't have to make the remaining $5.6 million in payments that would have been due this year.

In   May  2002,  we  disposed  of  our  remaining  assets  and
obligations   in   connection  with   International   Chemical
Technologies, Inc. We are in the process of dissolving that Florida corporation.

In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded shell company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIset stock owned. After the merger, Diasense owns approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its trading symbol to MIIS.OB.

We received proceeds from two promissory notes early in April 2002. One loan for $1,000,000 is payable in a single installment on March 28, 2003 with interest of 22%. This loan is collateralized by all of our equipment. A second loan for $230,000 is payable in a single installment on April 8, 2003 with interest of 22%.

Our registration statement, which included 620 million shares to cover our Series K preferred stock, was declared effective on May 7, 2002. We can now begin to receive funding under a commitment from J. P. Carey Asset Management to purchase these securities. In order to have sufficient shares available to continue our funding under the total $25 million commitment from J. P. Carey Asset Management, we will need to have more stock authorized. We've scheduled a stockholders' meeting for July 2002 to ask our stockholders to authorize more stock for us to sell.

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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          A report on form 8-K filed April 4, 2002 for the event dated April 3, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed April 9, 2002 for the event dated April 5, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed May 14, 2002 for the event dated May 14, 2002. The items listed were
          Item 5, Other Events, and Item 7 (c), Exhibits.



     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2002.



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