Form 10-Q
period 2002-06-30
BICO INC/PA
filed 2002-08-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       June 30, 2002

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

                         Yes   X        No

     As of June 30, 2002, 3,427,855,778 shares of BICO, Inc.
common stock, par value $.10 were outstanding.

                                           BICO, Inc. and Subsidiaries
                                           Consolidated Balance Sheets

                                                              Jun. 30, 2002     Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $    303,822    $    268,095
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Jun. 30, 2002 and Dec. 31, 2001                     590,336       1,235,957
 Inventory - net of valuation allowance                           1,192,814       1,190,796
 Note receivable                                                    641,250            -
 Related party notes receivable                                     112,820         138,394
 Interest receivable, net of allowance                                1,312         144,411
 Prepaid expenses                                                 2,104,245       1,055,901
 Other current assets                                                62,268          62,268
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                             5,008,867       4,095,822


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         2,567,916       2,566,777
 Land                                                               246,250         246,250
 Leasehold improvements                                           1,958,931       2,071,629
 Machinery and equipment                                          7,139,971       7,526,201
 Furniture, fixtures & equipment                                    917,796         937,607
                                                              -------------    -------------
  Subtotal                                                       12,830,864      13,348,464

 Less accumulated depreciation                                    6,510,658       6,151,384
                                                              -------------    -------------
                                                                  6,320,206       7,197,080

OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                1,012,928       1,036,293
  Interest receivable                                                25,803          14,406
                                                              --------------    ------------
                                                                  1,038,731       1,050,699
  Allowance for related party receivables                        (1,038,731)     (1,050,699)
                                                              -------------     ------------
                                                                      -                -

 Notes receivable                                                    53,983         111,041
 Notes receivable-Practical Environmental Solutions, Inc.,
   net of allowance of $2,950,405 at June 30, 2002 and zero
   at Dec. 31, 2001                                                 200,000       3,148,404
 Goodwill, net of amortization                                      238,102         595,217
 Intangible assets - marketing rights                                 -           6,866,398
 Investment                                                         786,874            -
 Investment in unconsolidated subsidiaries                          725,663       2,409,843
 Other assets                                                       125,661         213,616
                                                              -------------    -------------
                                                                  2,130,283      13,344,519
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 13,459,356    $ 24,637,421
                                                              =============    =============

 The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)



                                                              Jun. 30, 2002    Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                             $  5,224,077    $  4,755,455
  Note payable                                                    2,369,773       7,037,198
  Current portion of long-term debt                                  83,738          86,420
  Current portion of capital lease obligations                      132,554          75,523
  Accrued liabilities                                             3,157,158       2,568,526
  Escrow payable                                                      2,700           2,700
                                                              -------------    -------------
        TOTAL CURRENT LIABILITIES                                10,970,000      14,525,812

LONG-TERM LIABILITIES
  Capital lease obligations                                       2,071,118       2,128,149
  Long - term debt                                                   94,445         127,777
  Other                                                              19,603          25,009
                                                              -------------    -------------
                                                                  2,185,166       2,280,935


UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                                    208,789         293,527

STOCKHOLDERS' EQUITY

   Common stock, par value $.10 per share,
    authorized 4,000,000,000 shares at Dec. 31, 2001
    and June 30, 2002, issued and outstanding
    3,427,855,778 at June 30, 2002 and 2,450,631,111
    at Dec. 31, 2001                                            342,785,577     245,063,111
   Convertible preferred stock, par value $10 per
    share authorized 500,000 shares issuable in
    series, shares issued and outstanding 14,625
    at June 30, 2002 and 16,930 at Dec. 31, 2001                    146,246         169,300
   Discount assigned to beneficial conversion
    feature - preferred stock                                             0        (141,000)
   Additional paid-in capital(Discount on issuance
    of common stock)                                            (79,558,290)     10,887,152
   Warrants                                                       6,221,655       6,221,655
   Accumulated deficit                                         (269,499,787)   (254,663,071)
                                                              -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                 95,401       7,537,147

          TOTAL LIABILITIES AND                               -------------    -------------
            STOCKHOLDER' EQUITY                                $ 13,459,356    $ 24,637,421
                                                              =============    =============

The accompanying notes are an integral part of these statements.


                             BICO, INC. and Subsidiaries
                        Consolidated Statements of Operations
                                    (Unaudited)


                                                         For the six months ended       For the three months ended

                                                                  Jun. 30,                        Jun. 30,
                                                             2002          2001              2002            2001
                                                        --------------  --------------  --------------   --------------
Revenues
   Net Sales                                            $    2,597,434  $  1,355,475     $  1,021,563    $    756,468
   Other  income                                                37,415         8,563           12,612           1,145
                                                        --------------  --------------  --------------   --------------
                                                             2,634,849     1,364,038        1,034,175         757,613
Costs  and  expenses
   Cost  of  products  sold                                  1,787,530       861,870          631,988         437,778
   Research  and  development                                  731,570     2,861,146          304,816       1,575,924
   General  and  administrative                              9,214,891    11,810,788        4,376,274       5,571,932
   Amortization of goodwill                                    198,634       374,768           11,817         192,053
                                                        --------------  --------------  --------------   --------------
                                                            11,932,625    15,908,572        5,324,895       7,777,687
                                                        --------------  --------------  --------------   --------------
    Loss from operations                                    (9,297,776)  (14,544,534)      (4,290,720)     (7,020,074)
                                                        --------------  --------------  --------------   --------------

Other (income) and expense
  Interest                                                    (202,239)     (319,209)         (99,512)       (194,609)
  Debt issue costs                                                -        1,520,158            -             840,984
  Beneficial convertible debt feature                             -        2,063,915            -               -
  Unusual items                                              3,078,257          -           3,248,334           -
  Impairment loss                                            2,209,915          -               7,273           -
  Interest expense                                             345,074       437,366          202,337         208,172
  Loss on unconsolidated subsidiary                            143,174       165,588            2,539          93,396
  Loss on disposal of assets                                    49,497        18,603           25,329             292
                                                        --------------  --------------  --------------   -------------
                                                             5,623,678     3,886,421        3,386,300         948,235
                                                        --------------  --------------  --------------   -------------

Loss  before  unrelated investors' interest                (14,921,454)  (18,430,955)      (7,677,020)     (7,968,309)

Unrelated investors' interest in net (income)
 loss of subsidiary                                             84,738       144,119           64,551          80,185
                                                         --------------  --------------  --------------   --------------

   Net  loss                                            $  (14,836,716)$ (18,286,836)    $ (7,612,469)   $ (7,888,124)
                                                         ==============  ==============  ==============   ==============

 Loss  per  common  share - Basic:
   Net Loss                                              $     (0.010)    $   (0.010)    $     (0.005)   $      (0.005)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.010)    $   (0.010)    $     (0.005)   $      (0.005)
                                                         ==============  ==============  =============    ==============

 Loss  per  common  share - Diluted:
   Net Loss                                              $     (0.008)    $   (0.012)    $     (0.005)   $      (0.005)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.008)    $   (0.012)    $     (0.005)   $      (0.005)
                                                         ==============  ==============  =============    ==============

 Weighted-average number of common shares outstanding    1,811,209,792   1,533,608,788   1,671,655,895    1,601,603,647


The accompanying notes are an integral part of these statements.

                                 BICO,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the six months ended       For the three months ended
                                                                    Jun. 30,                        Jun. 30,

                                                               2002           2001           2002              2001
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($14,836,716)  ($18,286,836)    ($7,612,469)     ($7,888,124)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                               542,371        477,313         244,223          248,785
    Amortization                                               194,695        374,768           7,878          192,053
    Loss on disposal of assets, net of cash
       included in sale                                         29,460         18,603           5,292              292
    Loss on unconsolidated subsidiary                          143,178        165,588           2,543           93,396
    Unrelated investors' interest in subsidiary                (84,738)      (144,119)        (64,551)         (80,185)
    Beneficial convertible debt feature                           -         2,063,915            -                -
    Stock issued in exchange for services                    2,869,947           -            527,395             -
    Stock issued in payment of interest                         65,091           -             65,091             -
    Warrants granted                                           768,545         17,414         768,545             -
    Stock options, warrants and warrant extensions
       by subsidiary                                            31,687        133,052          31,687          133,052
    Impairment expense                                       2,207,755           -              5,113             -
    (Decrease)increase in allowance for notes receivable
       and interest                                          3,236,366        (35,600)      3,215,596           (3,874)
    (Increase) decrease in accounts receivables                607,332        (30,603)        468,745          (25,026)
    (Increase) decrease in inventories                         594,747       (760,934)        538,460         (461,574)
    Increase (decrease) in inventory valuation allowance      (657,051)       502,698        (465,945)         352,698
    (Increase) decrease in prepaid expenses                    346,656        138,287         122,619          136,499
    (Increase) decrease in other assets                         64,545        (67,322)           (144)         (56,700)
    (Decrease) increase in accounts payable                    468,632        515,152          64,131          647,713
    (Decrease) increase in other liabilities                   583,226        255,435        (843,251)         (50,391)
                                                          --------------  --------------  --------------   --------------

     Net cash flow used by operating activities             (2,824,272)   (14,663,189)     (2,919,042)      (6,761,386)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase of property, plant and equipment                 (100,030)      (744,470)        (28,583)        (416,291)
    (Increase) in notes receivable                              (2,001)    (1,985,341)         (2,001)        (902,732)
    Payments received on notes receivable                      105,997        130,388          58,222           74,755
    (Increase) in interest receivable                         (166,227)      (140,342)        (67,219)         (96,923)
    Acquisition of unconsolidated subsidiary interests            -          (983,948)           -            (230,000)
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities          (162,261)    (3,723,713)        (39,581)      (1,571,191)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
    Proceeds from warrants exercised                           770,000           -            770,000             -
    Proceeds from sale of Preferred stock                    1,355,700           -            925,700             -
    Proceeds from debentures payable                              -         8,255,659            -                -
    Increase in notes payable                                1,560,071      6,491,650       1,312,047        6,491,650
    Payments on long term debt                                 (36,015)    (1,058,864)        (13,378)        (495,137)
    Payments on notes payable                                 (627,496)          -           (339,552)            -
    Payments on capital lease obligations                         -           (51,781)           -             (22,729)
                                                         --------------  --------------  --------------   --------------
    Net  cash  provided  by  financing  activities           3,022,260     13,636,664       2,654,817        5,973,784

  (Decrease) increase in cash and equivalents                   35,727     (4,750,238)       (303,806)      (2,358,793)
  Cash  and  equivalents, beginning  of  period                268,095      7,844,807         607,628        5,453,362
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                 $   303,822    $ 3,094,569      $  303,822       $3,094,569
                                                         ==============  ==============  ==============   ==============

The accompanying notes are an integral part of these statements.



                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary, ViaCirQ, Inc., and its 99% owned subsidiary, ViaTherm, Inc., and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc., and its 100% owned subsidiary, B-A-Champ, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included in the consolidated financial statements are the accounts of the following subsidiaries which are inactive: International Chemical Technologies, Inc., a 58% owned subsidiary, Coraflex, Inc., a 90% owned subsidiary and Barnacle Ban, Inc., a 100% owned subsidiary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - Notes Receivable

In June 2002, Ceramic Coating Technologies, Inc. (CCTI), a 98% owned subsidiary, sold substantially all of its assets for a total sales price of $502,250 consisting of two promissory
notes.   The  first  note for $227,053 is  due  on  or  before
October 31, 2002 with no interest. Under the terms of the Asset Purchase Agreement the buyer will receive credit for the buyer's direct payment of CCTI obligations, including accounts payable and accrued payroll, which existed on March 31, 2002. The second note for the $275,197 is payable over a five year period with interest at six percent per annum. This note is collateralized by the equipment sold in the Asset Purchase Agreement and is payable in payments equal to two percent of the buyer's net sales beginning with the first quarter 2003 through the fourth quarter 2007. Under agreement between the buyer and CCTI the terms of the Asset Purchase Agreement were made effective as of April 1, 2002.

In May 2002, the Company sold 2,366 shares of Series K preferred stock to J.P. Carey Asset Management under a commitment from J. P. Carey Asset Management to purchase these securities. In exchange for these shares of preferred stock,
J. P. Carey Asset Management issued a promissory note for $1,183,000. The note bears interest at 8% per annum beginning 10 months after the date of the note. At June 30, 2002, the remaining balance on this note was $139,000.

Under the terms of a line of credit agreement, Petrol Rem, a 75% owned subsidiary, has loaned $3,150,405 to Practical Environmental Solutions (Practical), a company that treats sludge and disposes of it in accordance with state and federal environmental laws. As discussed in NOTE C to the December 31, 2001 financial statements the note was classified as a noncurrent asset because the management of Petrol Rem was considering converting all or part of this note into a controlling equity interest in Practical with the balance of the note converted to a term loan. The loan is currently past its due date of May 31, 2002 and is due upon demand. Practical is currently not able to conduct a significant portion of its operations because the landfill which is necessary for the disposal of its processed biosolids has been temporarily prohibited from accepting these processed biosolids under direction of the Department of Environmental Protection. Unless these discontinued operations can be restored, Practical may be unable to fully meet its obligations under the line of credit agreement even if the note is converted to a term loan after the conversion of a portion of the amount owed into an equity interest by Petrol Rem. Due to the uncertainty of Practical's ability to resolve this issue, the collectibility of this loan is in jeopardy. Therefore, an unusual item of $3,248,334 has been recorded reducing the carrying value of the note receivable and the corresponding accrued interest to the fair value of the underlying collateral, which is estimated at approximately $200,000.

NOTE C - Prepaid Expenses

On March 28, 2002, the Company issued 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense and is being recognized as expense at $155,000 per month beginning in April 2002.

NOTE D - Investments

Our investments in unconsolidated subsidiaries are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries were being amortized as goodwill over a 5-year period during prior years. However, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of January 1, 2002 and, under this provision, goodwill is no longer amortized but is evaluated for impairment at least annually. Due to the history of negative cashflow and the uncertainty of the Company's ability to recover the carrying amount of the investment in American Inter-Metallics, Inc., an impairment loss of $712,500 was recognized in the quarter ended March 31, 2002. Also in the quarter ended March 31, 2002, the goodwill associated with Insight Data Link.com, Inc. was evaluated and management determined that an impairment loss of $41,629 should be recognized. No impairment of the goodwill related to MicroIslet or Diabecore was deemed necessary.

Diasense's ownership percentage as of March 31, 2002 in MicroIslet, Inc. was 20.21%. When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, Diasense's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet common stock for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May
2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. Because Diasense's ownership percentage is now below 20% and because the Company is not represented on the board of directors of MicroIslet, this investment is reported on the cost basis at June 30, 2002 and no longer reported under the equity method. Also, the investment balance of $786,874 is no longer classified as an investment in an unconsolidated subsidiary as of June 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of June 30, 2002 and December 31, 2001 are as follows:


                 Investment in
Unconsolidated     Underlying          Unamortized
  Subsidiary       Net Assets           Goodwill             Total

                June 30,  Dec. 31,  June 30,   Dec. 31,  June 30,  Dec. 31,
                  2002      2001     2002        2001      2002      2001
American Inter-
Metallics, Inc. $   -     $318,200  $   -      $394,300  $   -      $712,500

Insight Data
Link.com          19,771    22,876      -        41,629    19,771     64,505

MicroIslet, Inc.    -      130,477      -       786,874      -       917,351

Diabecore
Medical, Inc.    149,340   158,935   556,552    556,552   705,892    715,487
                 -------   -------   -------  ---------   -------  ---------
Total           $169,111  $630,488  $556,552 $1,779,355  $725,663 $2,409,843
                 =======   =======   =======  =========   =======  =========


NOTE E- Intangible Assets - Marketing Rights

During 2001, the Company entered into a marketing agreement with GAIFAR, a German company that owned all the rights to certain rapid HIV tests, and Dr. Heinrich Repke, the man who developed the tests. The marketing rights were assigned to Rapid HIV Detection Corp., of which the Company owns 75% and GAIFAR owns 25%. GAIFAR retained the manufacturing rights for the tests. The marketing agreement had a 10-year minimum term and called for total payments of $7,000,000 to GAIFAR. During 2001, the Company paid $1,285,000 to GAIFAR. The remaining payments were due in monthly amounts ranging from $125,000 to $1,000,000 through August 20, 2002. Due to cashflow problems, only $115,000 was paid to GAIFAR during the quarter ended March 31, 2002. Because of the uncertainty of the Company's ability to recover the value of the intangible asset recognized for the Marketing rights at March 31, 2002, an impairment charge was recorded to reduce the intangible asset to $5,600,000, which is the balance of the obligations due under that agreement. In May 2002, the Company lost its exclusive marketing rights because the Company was unable to make the payments required. The intangible asset and corresponding note payable of $5,600,000 were eliminated as a result. The Company is still marketing the Rapid HIV tests, but no additional payments are due.

The marketing rights were being amortized as an intangible asset over the ten-year minimum term of the marketing agreement. Amortization of $175,000 was recognized during 2002 prior to the loss of the exclusive marketing rights.


NOTE F - Notes Payable

The Company received proceeds from two promissory notes in April 2002. One loan for $1,000,000 is payable on March 28, 2003 with interest of 22%. This loan is collateralized by all of our equipment. A payment of $82,000 plus interest of $18,000 was made in June 2002. A second loan for $230,000 is payable in a single installment on June 19, 2003 with interest of 22%.

As of June 30, 2002, INTCO has borrowed $249,130 under a line of credit agreement established with a bank in Louisiana in 2002. This line of credit is secured by the assets of INTCO.

In April 2002, the Company agreed to pay an outstanding obligation of $68,243 to American Express under twelve equal monthly installments of $6,189, including interest at 15.9% per annum. This obligation is secured by the assets of BICO. At June 30, 2002, the outstanding note payable under this agreement was $51,575.

As discussed in Note E, the note payable of $5,600,000 was eliminated in connection with the Company's loss of its exclusive marketing rights for certain rapid HIV tests.

In May 2002, BICO and its subsidiary Petrol Rem, Inc., executed a demand note in favor of INTCO, Inc. (a subsidiary of Petrol Rem). The note is for $286,457 and bears interest at a rate of 13% per annum. The note consolidated various amounts previously advanced by INTCO to either BICO or Petrol Rem or incurred by INTCO on behalf of either BICO or Petrol
Rem and is collateralized by a security interest in Petrol Rem's shares of stock in INTCO. In June 2002, demand was made by INTCO and INTCO's minority shareholder for repayment of the loan for $286,457 plus accrued interest and for repayment of the balance ($374,134) of the note payable by BICO and Petrol Rem to INTCO's minority shareholder. In July 2002, legal action was commenced by INTCO's minority shareholder to obtain a judgment. A $100,000 payment was made in August 2002 toward the settlement of this issue. Since both of these obligations are collateralized by Petrol Rem's 51% ownership in INTCO, it is possible that Petrol Rem may forfeit its ownership in INTCO as part of a settlement of these obligations.

NOTE G - Lease Obligations

Although the Company and its subsidiaries are in arrears on their various operating leases for certain production facilities and office space, to date, none of the landlords on these operating leases has exercised their rights to accelerate payment of remaining lease obligations.

The Company is in default on its payment obligations under two capital leases for two manufacturing buildings. Although an eviction notice was received on one of the buildings in early August 2002, the Company still occupies the building and operations are continuing. Management is attempting to negotiate settlement terms to remedy its past due obligations and restore the leases to current status. If an acceptable resolution cannot be reached with the property owners, the Company will need to find an alternative facility to continue its manufacturing activities. A summary of the property held under these capital leases is included in Note K to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE H - Shareholders' Equity

Preferred Stock

During 2001, shares of preferred stock were authorized as "4% Cumulative Convertible Preferred Stock" in series G, H, I, J and K. The preferred stock transactions for each series during the six months ended June 30, 2002 are summarized below:

                     Shares
                     Issued        Shares    Shares       Shares
        Authorized   at Dec. 31,   Issued    Converted  Outstanding
Series  Shares         2001        in 2002   in  2002   at June 30, 2002

 G      100,000      10,530             0     1,507         9,023
 H      246,000       2,000             0         0          2,000
 I        4,000       4,000             0     1,649          2,351
 J       50,000         400           950        99          1,251
 K      100,000           0         2,366      2,366             0
        -------      ------         -----      -----        ------
Total   500,000      16,930         3,316      5,621        14,625


Series G, H, J and K include a beneficial conversion feature providing the preferred stockholder a discount of between 10% and 24%, depending upon the series, upon conversion to the
Company's common stock after a required holding period. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to the beneficial conversion feature of preferred stock and is amortized as constructive dividends to the preferred shareholders over the holding period using the effective interest method. The total valuation discount of this beneficial conversion feature on the preferred stock issued during the six months ending June 30, 2002 was $250,194. Total amortization of the discount, including amortization of amounts related to preferred shares issued in 2001 that were not fully amortized at December 31, 2001, was $391,194 and this amount is recognized as a constructive dividend charged to additional paid in capital at June 30, 2002.

In 2001, the Company issued 4,000 shares of convertible preferred stock in connection with a settlement agreement for obligations incurred in 1998 when the Company purchased its interest in ICTI, Inc. The settlement documents provide that, if the value of the common stock available from the conversion of the preferred stock on the date the registration statement on this stock became effective was less than $2 million then the difference would be subject to a note payable over a 36 month period at 10% interest. As of the effective date of the registration the total shares available for conversion had a market value of $1,333,750.

Common Stock

The Company filed a Form S-8 in December 2001 that included 125 million shares. The Form S-8 allowed the Company to issue freely tradable stock to non-executive employees under the Employees' Equity Compensation plan and to certain consultants in lieu of paying them in cash. As of June 30, 2002, 125 million shares of common stock had been issued from that Form S-8. Two additional Form S-8s were filed in March 2002 that included shares for consultants. One Form S-8 registered 100 million shares for a consultant. The other Form S-8 included stock for a consultant to obtain upon a warrant exercise. The consultant did exercise $770,000 in warrants and he was issued 110 million shares of common stock in April 2002.

The Company issued 630,378,041 shares of common stock upon conversion of 5,621 shares of preferred stock during the six months ended June 30, 2002. In addition, 11,846,626 shares of common stock were issued in payment of interest accrued on Series G preferred stock.

In  May  2002, the Company registered 1,210,000,000 shares  of
common   stock   on  Form  S-1  on  behalf  of   the   selling
shareholders.   These shares are issuable upon  conversion  of
preferred stock.

Additional  Paid-In Capital / Discount on Issuance  of  Common
Stock

Additional paid-in capital decreased from $10,887,152 at December 31, 2001 to ($79,558,290) at June 30, 2002. The
deficit balance at June 30, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

NOTE I - Unusual Items

It is the Company's policy to record an inventory valuation allowance against finished goods and raw materials for products for which a market has not yet been established. During the six months ended June 30, 2002, Petrol Rem sold inventory for which an inventory allowance had previously been established. Therefore, the Company reduced its inventory valuation allowance and recorded an unusual gain for the recovery of inventory valuation allowance of $170,077.

As discussed in Note B, an unusual loss of $3,248,334 has been recorded to reduce the carrying value of the note receivable from Practical Environmental Solutions, Inc. and the corresponding accrued interest to the estimated fair value of the underlying collateral.

NOTE J - Impairment

In June 2001, the FASB issued statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized but will be evaluated for impairment at least annually. The provisions of this statement became effective for the Company's fiscal year beginning January 1, 2002. Based on the Company's evaluation, an impairment charge of $1,118,517 was recognized related to goodwill associated with investments in Insight Data Link, American Intermetallics (see Note C), Tireless and B-A Champ. In addition, the value of the intangible asset representing the Company's exclusive marketing rights for certain rapid HIV tests was evaluated during the quarter. Because of the uncertainty of the
Company's ability to recover the full carrying value of the marketing rights, an impairment charge of $1,091,398 was recorded to reduce the intangible asset to its estimated net realizable value.

NOTE K - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. Subsequent to June 30, 2002, this investigation was concluded with no charges against BICO or its subsidiaries.

On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology,et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000. As of December 31, 2001, the Company owed $425,000 for this settlement. In May 2002, the parties agreed to extend the payments on the remaining balance plus a forbearance fee of $25,000. Payments totaling $200,000 were made in the six months ended June 30, 2002. The remaining balance of $250,000 at June 30, 2002 is due by August 30, 2002. Subsequent to June 30, 2002, the Company made payments of $150,000 in July and August 2002. Payment is necessary in order to satisfy the terms of the settlement. The class action lawsuit has been settled, subject to court approval on September 3, 2002. If the court approves the settlement and our final two payments of $50,000 each are made, the Company believes this will end this matter.

NOTE L - Disposition of Assets

In the first quarter of 2002, the Company began pursuing the disposition of two consolidated subsidiaries, Ceramic Coating Technologies, Inc. and TruePoints.com - which was formerly B-A-
Champ.   TruePoints  operations were  closed  in  April  2002.
Certain  assets  of TruePoints were sold for  a  net  loss  of
$44,556.   In  June  2002, Ceramic Coating Technologies,  Inc.
(CCTI), a 98% owned subsidiary, sold substantially all of its assets for a total sales price of $502,250 as described in
Note  B.   The net gain on the disposition of CCTI assets  was
$687.

In April 2002, the inventory, equipment and intellectual property of International Chemical Technologies, Inc. (ICTI) were sold for $18,000 and the lease on the ICTI facility was terminated. These assets had been fully reserved in prior years and the sale resulted in a gain on disposal of $18,000.

NOTE M - Clinical Trials

The clinical trials which were being performed by the Company on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. The clinical trials for the new device are being planned but will be deferred until management determines that adequate funding is available.

NOTE N - Subsequent Events

On July 5, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 4 billion to 8 billion shares.

On July 29, 2002, the  Company  filed a registration statement
for 3.9 billion shares.   900  million  of those  shares  were
registered for our series K preferred stock and the balance was registered on behalf of our preferred shareholders.

On July 31, 2002, Diasense sold 1,000,000 shares of MicroIslet common stock to an individual for $500,000. The purchaser of the stock is not affiliated with the Company, its subsidiaries or any of its officers or directors. Diasense invested a total of $1,600,000 in MicroIslet since January 2002 to obtain a total of 3,465,451 shares. The investment balance was reduced to $786,874 to reflect Diasense's proportionate share of MicroIslet's losses since January 2000. In connection with the July 2002 sale of MicroIslet stock, the Company will recognize a gain of approximately $273,000 and the investment balance will be reduced by approximately $227,000. The
$500,000 proceeds from the sale were used to reduce the Diasense payable to BICO.

In July 2002, we entered into agreements with Fred Cooper, Anthony J. Feola and Glenn Keeling in connection with their resignations. Both Mssrs. Cooper and Feola resigned as both officers and directors of BICO, Diasense, and all of our affiliates. Mr. Keeling resigned as an officer and director of BICO and Diasense, but will continue as an officer and director of ViaCirq. All of them had employment agreements with us. All of the July 2002 agreements provided us with a right to offset their accrued and unpaid salaries against the balance of the loans they owed us. The July 2002 agreements released us from our obligations under their employment agreements, which included not only significant severance payments, but would have required us to issue them collectively a total of 12% of our outstanding common stock. We agreed to pay their health insurance for a year. We also agreed to pay Mr. Cooper as an outside consultant so he could transition the work he'd been doing, and facilitate completing financing transactions he was working on. Mr. Cooper will be paid $15,000 per month, inclusive of expenses under the agreement, which has a maximum term of one year and is
terminable    at    any   time   with   ten    days    notice.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

                    Liquidity and Capital Resources

Our cash increased to $303,822 as of June 30, 2002 from $268,095 as of December 31, 2001 primarily due to $103,268 in advance payments on manufacturing contracts and the factors discussed below.

During the six months ended June 30, 2002 our net cash flow used by operating activities was $(2,824,272). During the same period, our net cash flow used by investing activities was ($162,261) due primarily to the acquisition of property, plant and equipment. Cash flow provided by financing activities was $3,022,260 mostly due to stock issued to employees and consultants as compensation for services, increases in notes payable and sales of preferred stock.

Accounts receivable decreased from $1,235,957 at December 31, 2001 to $590,336 at June 30, 2002 primarily due to a decrease in revenues for INTCO in the first six months of 2002 compared with revenues recognized during the latter part of 2001 and the timing of billings and collections related to these revenues.

Current notes receivable increased from zero at December 31, 2001 to $641,250 at June 30, 2002. Our subsidiary, Ceramic Coatings Technologies, Inc. (CCTI) sold substantially all of its assets in June 2002 for a total sales price of $502,250, which consisted of two notes receivable. In addition, we sold shares of convertible preferred stock to J. P. Carey Asset Management in exchange for a note receivable of $1,183,000 during the six months ended June 30, 2002. The outstanding balance on this note is $139,000 at June 30, 2002.

Current related party receivables decreased by $25,574 during the six-month period ended June 30, 2002 due to scheduled repayments on related party notes.

Interest receivable, net of allowance, decreased from $144,411 as of December 31, 2001 to $1,312 at June 30, 2002 due to the write-off of accrued interest on a note receivable from Practical Environmental Solutions (Practical), a Pennsylvania company that acquired technology to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3,150,405 to Practical as of June 30, 2002. The loan was classified as a non-current asset at December 31, 2001 because our management was considering whether to convert all or part of that loan to an equity investment. The loan is currently past its due date of May 31, 2002 and is due upon demand. Practical is currently not able to conduct a significant portion of its operations because the landfill which is necessary for the disposal of its processed biosolids has been temporarily prohibited from accepting these processed biosolids under direction of the Department of Environmental Protection. Unless these discontinued operations can be restored, Practical may be unable to fully meet its obligations under the line of credit agreement even if the note is converted to a term loan after the conversion of a portion of the amount owed into an equity interest by Petrol Rem. Due to the uncertainty of Practical's ability to resolve this issue, the collectibility of this loan is in jeopardy. Therefore, an unusual item of $3,248,334 has been recorded to reflect the write-down of the value of the note receivable and the corresponding accrued interest to the fair value of the underlying collateral, which is estimated at approximately $200,000.

Prepaid expenses increased from $1,055,901 as of December 31, 2001 to $2,104,245 as of June 30, 2002. The increase is primarily due to the issuance of 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense and is being expensed at $155,000 per month beginning in April 2002.

Goodwill, net of amortization, decreased by $357,115 during the six months ended June 30, 2002. The amounts invested in BA Champ and Tireless in excess of their net book value were reported as goodwill as of December 31, 2001. Under new accounting standards effective for our current fiscal year, we evaluated the investments and determined that there was considerable uncertainty concerning our ability to recover these amounts. Therefore, an impairment charge was recorded to write off the goodwill related to these investments. A similar evaluation was made of our investments in unconsolidated subsidiaries, American Intermetallics, Inc., Insight Data Link, Microislet and Diabecore. We determined that there was considerable uncertainty regarding the recoverability of our investments in American Intermetallics and Insight Data Link and an impairment charge of $754,129 was recognized to reduce the carrying value of these investments.

At June 30, 2002, Diasense's investment interest in MicroIslet is no longer classified as an investment in unconsolidated subsidiaries - it is classified as an investment. The change in classification occurred because Diasense's ability to exercise significant influence over MicroIslet decreased as illustrated by the decline in Diasense's ownership below 20% to 15.3% and the fact that Diasense is no longer represented on MicroIslet's board of directors. This change in classification had no effect on the carrying value of the investment in MicroIslet, which was $786,874 at June 30, 2002 compared to $917,351 at December 31, 2001. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common shareholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common shareholders maintained their same percentage ownership. Diasense, along with the other MicroIslet shareholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common shareholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB.

Our  investment in the marketing agreement for the  rapid  HIV tests, which was $6,866,398 as of December 31, 2001, was reduced to zero when we lost our exclusive marketing rights in May 2002. This intangible asset had been reduced by amortization of $175,000 and an impairment charge of $1,091,398 during the first quarter of 2002. When the remaining balance of the marketing rights, which was $5,600,000, was written off in May 2002, a corresponding note payable of $5,600,000 was eliminated at the same time.

Accounts payable increased by $468,632 during the six months ended June 30, 2002 because of the timing of payments that were slower than normal due to our cash flow problems. Accrued liabilities increased by $588,632 primarily because of
increases in accrued wages due to  our  cash  flow   problems.
Accrued liabilities decreased by $843,251 for the three months ended June 30, 2002 due to reductions in accrued payroll of approximately $300,000, payments on the class action settlement of $175,000 and approximately $360,000 in advance payments on contract revenue that was received in the first quarter 2002 and earned in the second quarter 2002.

We received proceeds from two promissory notes early in April 2002. One loan for $1,000,000 is payable on March 28, 2003 with interest of 22%. This loan is collateralized by all of our equipment. A payment of $82,000 plus interest of $18,000 was made in June 2002. A second loan for $230,000 is payable in a single installment on June 19, 2003 with interest of 22%.

In April 2002, the Company agreed to pay an outstanding obligation of $68,243 to American Express under twelve equal monthly installments of $6,189, including interest at 15.9% per annum. This obligation is secured by the assets of BICO. At June 30, 2002, the outstanding note payable under this agreement was $51,575. Also, as of June 30, 2002, INTCO has borrowed $249,130 under a line of credit agreement established with a Louisiana bank in 2002. This line of credit is secured by INTCO's assets.

In May 2002, BICO and its subsidiary Petrol Rem, Inc., executed a demand note in favor of INTCO, Inc. (a subsidiary of Petrol Rem). The note is for $286,457 and bears interest at a rate of 13% per annum. The note consolidated various amounts previously advanced by INTCO to either BICO or Petrol Rem or incurred by INTCO on behalf of either BICO or Petrol
Rem and is collateralized by a security interest in Petrol Rem's shares of stock in INTCO. In June 2002, demand was made by INTCO and INTCO's minority shareholder for repayment of the loan for $286,457 plus accrued interest and for repayment of the balance ($374,134) of the note payable by BICO and Petrol Rem to INTCO's minority shareholder. In July 2002, legal action was commenced by INTCO's minority shareholder to obtain a judgment. A $100,000 payment was made in August 2002 toward the settlement of this issue. Since both of these obligations are collateralized by Petrol Rem's 51% ownership in INTCO, it is possible that Petrol Rem may forfeit its ownership in INTCO as part of a settlement of these obligations.

Additional paid-in capital decreased from $10,887,152 at December 31, 2001 to ($79,558,290) at June 30, 2002. The
deficit balance at June 30, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

                    Results of Operations

Our sales and corresponding costs of products sold during the six months were $2,597,434 and $1,787,530 respectively in 2002 compared to $1,355,475 and $861,870 in 2001. The increase in sales was primarily due to contract revenue of $934,082 at our Biocontrol Technology division. There was no contract revenue during the first six months of 2001. Petrol Rem also had increased revenue in the first six months of 2002 compared to the same period in the prior year. Bioremediation product sales were up from $35,818 in the first six months of 2001 to $126,538 for the first six months of 2002. In addition, Petrol Rem's subsidiary, Tireless, began generating revenue in the fourth quarter of 2001 and they reported revenue of $228,241 during the first six months of 2002 compared to zero in the prior year. INTCO, another Petrol Rem subsidiary, reported a decrease in sales from $1,115,635 in the first six months of 2001 to $873,048 during the first six months of 2002. The decrease in INTCO revenues is mostly due to certain vessels being out of service temporarily due to maintenance procedures and upgrades related to a periodic Coast Guard certification. ViaCirq's sales of its hyperthermia products increased from $122,467 in the first six months of 2001 to $320,933 in the first six months of 2002. Our other product sales increased in total, but not significantly. Metal coating sales totaled $65,721 during the first six months of 2001, with an increase to $77,085 during the first six months of 2002. These metal coating sales occurred in the first quarter of 2002, prior to the disposition of the majority of CCTI's assets and the discontinuation of its operations.
During the first six months of 2001 and 2002, sales of $15,775 and $8,417, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. We also realized $24,740 in sales for the rapid HIV kits and $4,350 from our internet marketing services, both of which produced no sales in the prior year's first quarter. Our costs increased due to the increase in sales of our various products. Until we have significant sales, we can't predict any trends for future revenues.

Interest income decreased during the first six months to $202,239 in 2002 from $319,209 in 2001. The decrease occurred because we had fewer funds to invest.

Research and Development expenses during the first six months decreased to $731,570 in 2002 from $2,861,146 in 2001. The decrease was due to reduced research activities on our noninvasive glucose monitor and hyperthermia products and the redeployment of resources from research activities to contract manufacturing and production of the hyperthermia products. The clinical trials which we were performing on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. The clinical trials for the new device are being planned but will be deferred until management determines that adequate funding is available.

General and Administrative expenses during the first six months decreased from $11,810,788 in 2001 to $9,214,891 in
2002. The decrease is primarily due to decreases in salaries, professional services, marketing and travel expenses as well as $912,727 paid in the first quarter of 2001 under an agreement with David L. Purdy in connection with his resignation from the Company and its affiliates.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first six months of 2001. In addition, we recognized $1,520,158 in debt issue costs during the first six months of 2001. This was mostly for commissions paid when debentures were issued. We had no corresponding expenses in 2002 because we did not issue any debentures.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the six months ended June 30, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077. Also, an unusual item of ($3,248,334) was recorded for the write-down of a note receivable and accrued interest from Practical Environmental Solutions, Inc., as discussed above under Liquidity and Capital Resources.

Interest expense decreased from $437,366 in the first six months of 2001 to $345,074 during the first six months of 2002. The decrease is primarily due to a decrease in debt due to the settlement we reached with Mr. and Mrs. Farrell Jones in the fourth quarter of 2001 to reduce the amounts owed to them in connection with our purchase of ICTI in 1998.

Our loss on unconsolidated subsidiaries decreased to $143,174 for the six months ended June 30, 2002 compared to $165,588 for the same period in 2001. This loss results because we absorb part of the losses incurred by unconsolidated subsidiaries. Our share of the subsidiaries' losses is determined by applying our ownership percentage to the total loss incurred.

We recognized an impairment loss of $2,209,915 in the first six months of 2002 due to an evaluation of our goodwill and intangible assets that is required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the progress made so far and the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement. Since this change in accounting regulations was not effective in the prior year, there were no similar impairment charges recognized in the first quarter of 2001.


                  Other Significant Events

On  July  26,  2002, BICO announced that the  U.S.  Attorney's
Office for the Western District of Pennsylvania ended its 4-year investigation of BICO and has declined to bring any charges against BICO or its subsidiaries.

In addition, three of BICO's officers and directors, Fred E. Cooper, Anthony J. Feola and Glenn Keeling resigned as officers and directors. BICO's board named chief financial officer, Michael P. Thompson, to also act as interim chief executive officer as a search for a new CEO is conducted. Glenn Keeling will continue to serve as an officer and director of ViaCirq. Fred Cooper, former CEO of BICO and Diasense, will act as an outside consultant to focus on transitioning and closing some pending transactions. Anthony Feola is no longer affiliated with BICO or any of its subsidiaries.

             Supplemental Financial Information

On July 5, 2002, our stockholders approved an increase in the number of our authorized shares of common stock from 4 billion to 8 billion shares.

When our officers Fred E. Cooper, Anthony J. Feola and Glenn Keeling resigned, they released us from our obligations under their employment agreements with BICO and Diasense. As a result, we were not required to make any severance payments to them or issue them any of our common stock, which would have otherwise been required.

On July 29, 2002, we filed a registration statement for 3.9 billion shares. Of that total, 3 billion shares is on behalf of our Series G, H, I and J preferred stockholders, to cover their conversions - we won't receive any money from these stock sales. 900 million shares are for our Series K preferred stock, which is designed to raise capital for us by selling our stock. The registration statement has not yet been declared effective by the U.S. Securities and Exchange Commission.

On July 31, 2002, Diasense sold one million shares of its restricted MicroIslet stock to an individual for $500,000. The purchaser is not affiliated with us or any of our subsidiaries. As a result of the sale, we will recognize a gain of approximately $273,000.

Although we are in arrears on various operating leases for certain production facilities and office space, to date none of the lessors on these operating leases has exercised the right to accelerate the payments remaining.

The landlords for our Indiana, PA manufacturing facilities have given us notice that they intend to terminate our leases because we have not made the payments when due and owe them approximately $323,000, including rent, real estate taxes, insurance and late fees. We plan to turn over part of our manufacturing facility that we are not using so it can be leased to another tenant, and we are working with Indiana County, the landlord for the space we are using, to see if we can work something out. If we cannot, they can evict us, and we will have to stop our manufacturing work until, and if, we can find and build out new space. We don't know if that will be possible and we may decide the best thing to do is to shut down our manufacturing division and lose the revenue it generates.


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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

     (A)  Exhibits

     (B)  Reports on Form 8-K

          A report on form 8-K filed May 21, 2002 for the event dated May 16, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed May 24, 2002 for the event dated May 21, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed May 30, 2002 for the event dated May 30, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed June 12, 2002 for the event dated June 12, 2002. The items listed were
          Item 5, Other Events, and Item 7(c), Exhibits.

          A report on form 8-K filed July 5, 2002 for the event dated July 5, 2002. The items listed were
          Item 5, Other Events.

          A report on form 8-K filed July 29, 2002 for the event dated July 26, 2002. The items listed were
          Item 5, Other Events, Item 6, Resignation of
          Registrant's Directors and Item 7 (c), Exhibits.


     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2002.



                              BICO, INC.

                              By /s/ Michael P. Thompson
                                     CFO and Interim CEO
                                    (Principal Executive Officer,
                                     Principal Financial Officer
                                     and Principal Accounting
                                     Officer)