Form 10-Q
period 2002-09-30
BICO INC/PA
filed 2002-11-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       September 30, 2002

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

                         Yes   X        No

     As of September 30, 2002, 6,407,823,030 shares of BICO,
Inc. common stock, par value $.10 were outstanding.

                                           BICO, Inc. and Subsidiaries
                                           Consolidated Balance Sheets

                                                             Sept. 30, 2002     Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                          $    199,436    $    268,095
 Accounts receivable - net of allowance for doubtful accounts
  of $43,664 at Sep. 30, 2002 and Dec. 31, 2001                     985,121       1,235,957
 Inventory - net of valuation allowance                             948,805       1,190,796
 Note receivable                                                    227,053            -
 Related party notes receivable                                     112,554         138,394
 Interest receivable, net of allowance                                  922         144,411
 Prepaid expenses                                                 1,702,516       1,055,901
 Other current assets                                                62,269          62,268
                                                               ------------    -------------

                 TOTAL CURRENT ASSETS                             4,238,676       4,095,822


PROPERTY, PLANT AND EQUIPMENT
 Building                                                         1,246,350       2,566,777
 Land                                                               133,750         246,250
 Leasehold improvements                                           1,688,056       2,071,629
 Machinery and equipment                                          7,212,892       7,526,201
 Furniture, fixtures & equipment                                    901,041         937,607
                                                              -------------    -------------
  Subtotal                                                       11,182,089      13,348,464

 Less accumulated depreciation                                    6,573,013       6,151,384
                                                              -------------    -------------
                                                                  4,609,076       7,197,080

OTHER ASSETS
 Related party receivables
  Notes receivable                                                1,012,928       1,036,293
  Interest receivable                                                49,738          14,406
                                                              --------------    ------------
                                                                  1,062,666       1,050,699
  Allowance for related party receivables                        (1,062,666)     (1,050,699)
                                                              -------------     ------------
                                                                      -                -

 Notes receivable                                                   319,480         111,041
 Notes receivable-Practical Environmental Solutions, Inc.,
  net allow. of $2,950,405 at Sept. 30, 2002 and zero at
  Dec. 31, 2001                                                     200,000       3,148,404
 Goodwill, net of amortization                                      238,102         595,217
 Intangible assets - marketing rights                                 -           6,866,398
 Investment                                                         160,461            -
 Investment in unconsolidated subsidiaries                          707,495       2,409,843
 Other assets                                                       110,585         213,616
                                                              -------------    -------------
                                                                  1,736,123      13,344,519
                                                              -------------    -------------
         TOTAL ASSETS                                          $ 10,583,875    $ 24,637,421
                                                              =============    =============

 The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)



                                                             Sept. 30, 2002    Dec. 31, 2001
                                                               (Unaudited)        (Note A)
                                                              -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                             $  5,132,411    $  4,755,455
  Note payable                                                    2,480,378       7,037,198
  Current portion of long-term debt                                 115,135          86,420
  Current portion of capital lease obligations                      181,235          75,523
  Accrued liabilities                                             3,491,652       2,568,526
  Escrow payable                                                      2,700           2,700
                                                              -------------    -------------
        TOTAL CURRENT LIABILITIES                                11,403,511      14,525,812

LONG-TERM LIABILITIES
  Capital lease obligations                                       1,103,021       2,128,149
  Long - term debt                                                   77,778         127,777
  Other                                                              19,601          25,009
                                                              -------------    -------------
                                                                  1,200,400       2,280,935


UNRELATED INVESTORS' INTEREST
   IN SUBSIDIARY                                                    199,551         293,527

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
    authorized 4,000,000,000 shares at Dec. 31, 2001
    and 8,000,000,000 shares at Sept. 30 2002, issued
    and outstanding 6,407,823,030 at Sept. 30, 2002 and
    2,450,631,111 at Dec. 31, 2001                              640,782,303     245,063,111
   Convertible preferred stock, par value $10 per
    share authorized 500,000 shares issuable in
    series, shares issued and outstanding 11,682
    at Sept. 30, 2002 and 16,930 at Dec. 31, 2001                   116,822         169,300
   Discount assigned to beneficial conversion
    feature - preferred stock                                          -           (141,000)
   Additional paid-in capital(Discount on issuance
    of common stock)                                           (377,156,490)     10,887,152
   Warrants                                                       6,219,313       6,221,655
   Accumulated deficit                                         (272,181,535)   (254,663,071)
                                                              -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                (2,219,587)      7,537,147

          TOTAL LIABILITIES AND                               -------------    -------------
            STOCKHOLDER' EQUITY (DEFICIENCY)                   $ 10,583,875    $ 24,637,421
                                                              =============    =============

The accompanying notes are an integral part of these statements.


                             BICO, INC. and Subsidiaries
                        Consolidated Statements of Operations
                                    (Unaudited)


                                                         For the nine months ended       For the three months ended

                                                                  Sept. 30,                        Sept. 30,
                                                             2002          2001              2002            2001
                                                        --------------  --------------  --------------   --------------
Revenues
   Net Sales                                            $    3,999,621  $   2,869,611     $  1,402,187    $  1,514,136
   Other  income                                                39,007          9,497            1,592             934
                                                        --------------  --------------  --------------   --------------
                                                             4,038,628      2,879,108        1,403,779       1,515,070
Costs  and  expenses
   Cost  of  products  sold                                  2,656,396      2,082,021          868,866       1,220,151
   Research  and  development                                  896,186      5,142,507          164,616       2,281,361
   General  and  administrative                             12,123,787     16,217,485        2,908,896       4,406,697
   Amortization of goodwill                                    210,451        579,671           11,817         204,903
                                                        --------------  --------------  --------------   --------------
                                                            15,886,820     24,021,684        3,954,195       8,113,112
                                                        --------------  --------------  --------------   --------------
    Loss from operations                                   (11,848,192)   (21,142,576)      (2,550,416)     (6,598,042)
                                                        --------------  --------------  --------------   --------------

Other (income) and expense
  Interest income                                             (308,484)      (478,399)        (106,245)       (159,190)
  Debt issue costs                                                -         1,741,886             -            221,728
  Beneficial convertible debt feature                             -         2,063,915             -               -
  Unusual items                                              3,137,336        225,000           59,079         225,000
  Impairment loss                                            2,207,755           -                -               -
  Interest expense                                             535,386        690,948          190,312         253,582
  (Gain) on sale of Microislet stock                          (752,973)          -            (752,973)           -
  Loss on unconsolidated subsidiary                            161,340        221,407           18,166          55,819
  Loss on disposal of assets                                   783,888         18,635          734,391              32
                                                        --------------  --------------  --------------   -------------
                                                             5,764,248      4,483,392          142,730         596,971
                                                        --------------  --------------  --------------   -------------

Loss  before  unrelated investors' interest                (17,612,440)   (25,625,968)      (2,693,146)     (7,195,013)

Unrelated investors' interest in net (income)
 loss of subsidiary                                             93,976         44,848            9,238         (99,271)
                                                         --------------  --------------  --------------   --------------

   Net  loss                                            $  (17,518,464)$  (25,581,120)    $ (2,683,908)   $ (7,294,284)
                                                         ==============  ==============  ==============   ==============

 Loss  per  common  share - Basic:
   Net Loss                                              $     (0.006)    $   (0.015)    $     (0.001)   $      (0.003)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.006)    $   (0.015)    $     (0.001)   $      (0.003)
                                                         ==============  ==============  =============    ==============

 Loss  per  common  share - Diluted:
   Net Loss                                              $     (0.006)    $   (0.015)    $     (0.001)   $      (0.003)
   Less: Preferred stock dividends                             (0.000)        (0.000)          (0.000)          (0.000)
                                                         --------------  --------------  -------------    --------------
   Net loss attributable to common stockholders:         $     (0.006)    $   (0.015)    $     (0.001)   $      (0.003)
                                                         ==============  ==============  =============    ==============

 Weighted-average number of common shares outstanding    2,723,533,856    1,675,879,572  4,540,616,783     2,120,615,637


The accompanying notes are an integral part of these statements.

                                 BICO,  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                            (Unaudited)


                                                            For the nine months ended       For the three months ended
                                                                   Sept. 30,                        Sept. 30,

                                                               2002           2001           2002              2001
                                                         --------------  --------------  --------------   --------------
Cash  flows  used  by  operating  activities:
  Net  loss                                               ($17,518,464)  ($25,581,120)    ($2,681,748)     ($7,294,284)
  Adjustments  to  reconcile  net  loss  to  net
  cash  used  by  operating  activities :
    Depreciation                                               766,921        749,526         224,550          272,213
    Amortization                                               210,451        579,671          15,756          204,903
    Loss on disposal of assets, net of cash
       included in sale                                        804,902         18,635         775,442               32
    Loss on unconsolidated subsidiary                          161,345        221,407          18,167           55,819
    Gain on sale of Microislet stock                          (752,973)          -           (752,973)            -
    Unrelated investors' interest in subsidiary                (93,976)       (44,848)         (9,238)          99,271
    Beneficial convertible debt feature                           -         2,063,915            -                -
    Stock issued in exchange for services                    3,334,947           -            465,000             -
    Stock issued in payment of interest                        121,711           -             56,620             -
    Warrants granted                                           768,545         17,420            -                   6
    Stock options, warrants and warrant extensions
       by subsidiary                                           (28,313)       188,252         (60,000)          55,200
    Impairment expense                                       2,207,755           -               -                -
    Increase(decrease) in allowance for notes receivable
      and interest                                           3,339,709        (50,828)        103,343          (15,228)
    (Increase) decrease in accounts receivables                212,547       (872,150)       (394,785)        (841,547)
    (Increase) decrease in inventories                         916,079     (2,329,114)        321,332       (1,568,180)
    Increase (decrease) in inventory valuation allowance      (734,374)     1,558,965         (77,323)       1,056,267
    (Increase) decrease in prepaid expenses                    283,385        (28,968)        (63,272)        (167,255)
    (Increase) decrease in other assets                         63,864       (133,544)           (680)         (66,222)
    Increase (decrease) in accounts payable                    376,966      1,467,006         (91,666)         951,854
    Increase in other liabilities                              917,718        446,530         334,492          191,095
                                                          --------------  --------------  --------------   --------------

     Net cash flow used by operating activities             (4,641,255)   (21,729,245)     (1,816,983)      (7,066,056)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  investing  activities:
    Purchase of property, plant and equipment                 (358,964)    (1,361,626)       (258,934)        (617,156)
    (Increase) in notes receivable                              (2,001)    (2,385,341)           -            (400,000)
    Payments received on notes receivable                      115,963        256,065           9,966          125,677
    (Increase) decrease in interest receivable                (269,180)       (45,029)       (102,953)          95,313
    Proceeds from sale of Microislet stock                   1,379,386           -          1,379,386             -
    Acquisition of unconsolidated subsidiary interests            -        (1,093,948)           -            (110,000)
                                                          --------------  --------------  --------------   --------------
    Net cash provided (used) by investing activities           865,204     (4,629,879)      1,027,465         (906,166)
                                                          --------------  --------------  --------------   --------------

Cash  flows  from  financing  activities:
  Proceeds from warrants exercised                             770,000           -               -                -
  Proceeds from sale of preferred stock                      1,864,840           -            509,140             -
  Proceeds from public offering                                   -        10,692,600            -          10,692,600
  Redemptions of stock subscriptions                              -        (1,453,600)           -          (1,453,600)
  Proceeds from debentures payable                                -         8,255,659            -                -
  Increase in notes payable                                  1,908,013      9,866,650         347,942        3,375,000
  Decrease in notes payable                                   (864,833)    (6,452,314)       (237,337)      (6,451,486)
  Increase in long term debt                                    26,499        117,235          26,499          117,235
  Payments on long term debt                                   (47,783)    (1,084,274)        (11,768)         (26,238)
  Increase (decrease) in capital lease obligations              50,656        (77,732)         50,656          (25,951)
                                                           --------------  --------------  --------------   --------------
     Net  cash  provided  by  financing  activities          3,707,392     19,864,224         685,132        6,227,560

  (Decrease) increase in cash and equivalents                  (68,659)    (6,494,900)       (104,386)      (1,744,662)
  Cash  and  equivalents, beginning  of  period                268,095      7,844,807         303,822        3,094,569
                                                         --------------  --------------  --------------   --------------

  Cash  and  equivalents,  end  of  period                 $   199,436    $ 1,349,907      $  199,436       $1,349,907
                                                         ==============  ==============  ==============   ==============

The accompanying notes are an integral part of these statements.





                         BICO, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary, ViaCirQ, Inc., and its 99% owned subsidiary, ViaTherm, Inc., and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc.(through March 31, 2002), and its 100% owned subsidiary, B-A-Champ, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included in the consolidated financial statements are the accounts of the following subsidiaries which are inactive: International Chemical Technologies, Inc., a 58% owned subsidiary, Coraflex, Inc., a 90% owned subsidiary and Barnacle Ban, Inc., a 100% owned subsidiary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - Operations and Liquidity

The Company and its subsidiaries continue to incur significant
losses  and  negative  cash  flow  from  operations.   As   of
September 30, 2002 it had a Consolidated Net Working Capital Deficiency of $(7,164,835) and a Consolidated Net Deficiency in Assets $(2,219,587). Accounts payable at September 30, 2002 were $5,132,411 (most of which were over 90 days old). Accrued liabilities at September 30, 2002 were $3,491,652, which included approximately $2,440,000 in accrued payroll.
Lawsuits  have  been  filed  against  the  Company   and   its
subsidiaries  for  collection  of approximately  $1.6  million
dollars  for  amounts due to creditors or employees.   Default
judgments have been entered against the Company for $623,000. $582,091 of these claims, are in the process of negotiations, although they are enforceable at any time.

Operations for the nine months ended September 30, 2002 have been funded primarily from the Series K preferred stock and sales of shares of stock in MicroIslet, Inc. (an investment). The Biocontrol Technology manufacturing division and ViaCirq generated average monthly revenue of $183,000 and $50,000, respectively, totaling $233,000/month revenue. However, due to the Company's lack of funds, it may be unable to continue operations or generate revenue. The Company's current net monthly cash requirements have been reduced, but interest, accrued liabilities, litigation, judgments or settlements will increase these cash requirements.

These factors, as well as the others discussed herein, indicate that the Company is not able to continue as a going
concern  absent a significant influx of cash.   The  Company
has no way of knowing whether or when such cash will be received and has no commitments for the funds. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In  order to fund its immediate obligations Management intends to continue in its efforts to sell additional shares of its MicroIslet stock, pledge its assets and patents for potential loans, as well as sell some or all of the Company's ownership of Diasense,Inc., Petrol Rem, Inc., ViaTherm, Inc. and ViaCirQ, Inc. If sufficient cash cannot be generated from the sale of
these  or other   assets  the  Company will  not  be  able  to
continue   operations  or  will  need  to reorganize under the
protection of bankruptcy in order to continue operations. Although, even in bankruptcy, reorganization may not be possible. Because of the significance of the Company's working capital deficiency there is an immediate possibility that the Company could also be forced into bankruptcy should management not be able to make suitable arrangements with current creditors. The
Company's existing   creditors  could  force it into involuntary
bankruptcy at any time.

NOTE C - Notes Receivable

In June 2002, Ceramic Coating Technologies, Inc. (CCTI), a 98% owned subsidiary, sold substantially all of its assets for a total sales price of $502,250 consisting of two promissory
notes.   The  first  note for $227,053 was due  on  or  before
October 31, 2002 with no interest, and is now payable on demand. Under the terms of the Asset Purchase Agreement the buyer will receive credit for the buyer's direct payment of CCTI obligations, including accounts payable and accrued payroll, which existed on March 31, 2002. The second note for the $275,197 is payable over a five year period with interest at six percent per annum. This note is collateralized by the equipment sold in the Asset Purchase Agreement and is payable in payments equal to two percent of the buyer's net sales beginning with the first quarter 2003 through the fourth quarter 2007. Under agreement between the buyer and CCTI the terms of the Asset Purchase Agreement were made effective as of April 1, 2002.

The Company sold 2,366 shares of Series K preferred stock to J.P. Carey Asset Management in May 2002 and 895 shares in July 2002 under a commitment from J. P. Carey Asset Management to purchase these securities. In exchange for these shares of preferred stock, J. P. Carey Asset Management issued promissory notes for $1,630,500. The notes bear interest at 8% per annum beginning 10 months after the date of the note. At September 30, 2002, the promissory notes had been paid in full.

Under the terms of a line of credit agreement, Petrol Rem, a 75% owned subsidiary, has loaned $3,150,405 to Practical Environmental Solutions (Practical), a company that treats sludge and disposes of it in accordance with state and federal environmental laws. As discussed in NOTE C to the December 31, 2001 financial statements the note was classified as a noncurrent asset because the management of Petrol Rem was considering converting all or part of this note into a controlling equity interest in Practical with the balance of the note converted to a term loan. The loan is currently past its due date of May 31, 2002 and is due upon demand. Practical is currently not able to conduct a significant portion of its operations because the landfill which is necessary for the disposal of its processed biosolids has been temporarily prohibited from accepting these processed biosolids under direction of the Department of Environmental Protection. Unless these discontinued operations can be restored, Practical may be unable to fully meet its obligations under the line of credit agreement even if the note is converted to a term loan after the conversion of a portion of the amount owed into an equity interest by Petrol Rem. Due to the uncertainty of Practical's ability to resolve this issue, the collectibility of this loan is in jeopardy. Therefore, an unusual item of $3,307,413 has been recorded reducing the carrying value of the note receivable and the corresponding accrued interest to the fair value of the underlying collateral, which is estimated at approximately $200,000.

Under  agreements with Fred E. Cooper, Anthony  J.  Feola  and
Glenn Keeling in connection with their resignations, the parties agreed that the net amounts after tax withholdings of the accrued and unpaid salary owed to these individuals would be applied against the outstanding loan from the Company to the individuals. Because the cash required to meet the payroll tax withholdings associated with this transaction was not available due to the Company's cash flow problems, the accrued salaries have not been applied against the outstanding loans as of September 30, 2002.

NOTE D - Prepaid Expenses

On March 28, 2002, the Company issued 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense and is being recognized as expense at $155,000 per month beginning in April 2002.

NOTE E - Investments

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

Diasense's ownership percentage as of March 31, 2002 in MicroIslet, Inc. was 20.21%. When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, Diasense's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet common stock for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May
2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. Because Diasense's ownership percentage went below 20% and because the Company was not represented on the board of directors of MicroIslet, this investment was reported on the cost basis beginning in the second quarter of 2002 and no longer reported under the equity method. Also, the investment balance of $160,461 was no longer classified as an investment in an unconsolidated subsidiary as of June 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

In July 2002, Diasense sold 1,000,000 shares of Microislet common stock for $500,000 and an additional 1,758,772 shares were sold in September 2002 for $879,386. The purchasers of the stock are not affiliated with the Company, its subsidiaries or any of its officers and directors. A gain of $752,973 was recognized as a result of these sales. The proceeds from the sales were used to reduce the amount owed by Diasense to BICO. As of September 30, 2002 Diasense owned
706,679 shares of Microislet common stock recorded at a carrying value of $160,461.

The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2002 and December 31, 2001 are as follows:


                 Investment in
Unconsolidated     Underlying          Unamortized
  Subsidiary       Net Assets           Goodwill             Total

                Sept. 30,  Dec. 31, Sept. 30,   Dec. 31,  Sept 30,  Dec. 31,
                  2002      2001      2002        2001      2002      2001
American Inter-
Metallics, Inc. $   -     $318,200  $   -      $394,300  $   -      $712,500

Insight Data
Link.com          17,370    22,876      -        41,629    17,370     64,505

MicroIslet, Inc.    -      130,477      -       786,874      -       917,351

Diabecore
Medical, Inc.    133,573   158,935   556,552    556,552   690,125    715,487
                 -------   -------   -------  ---------   -------  ---------
Total           $150,943  $630,488  $556,552 $1,779,355  $707,495 $2,409,843
                 =======   =======   =======  =========   =======  =========


NOTE F- Intangible Assets - Marketing Rights

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


NOTE G - Notes Payable

The Company received proceeds from two promissory notes in April 2002. One loan for $1,000,000 is payable on March 28, 2003 with interest of 22%. This loan is collateralized by all of our assets. A payment of $82,000 plus interest of $18,000 was made in June 2002. A second loan for $230,000 is payable in a single installment on June 19, 2003 with interest of 22%.

As of September 30, 2002, INTCO has borrowed $419,130 under line of credit agreements established with a bank in Louisiana in 2002. These lines of credit are secured by the assets of INTCO.

In April 2002, the Company agreed to pay an outstanding obligation of $68,243 to American Express under twelve equal monthly installments of $6,189, including interest at 15.9% per annum. This obligation is secured by the assets of BICO. At September 30, 2002, the outstanding note payable under this agreement was $40,729.

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

Payments of $100,000 in August 2002 and $60,440 in September 2002 were made toward the settlement of this issue. Since both of these obligations are collateralized by Petrol Rem's 51% ownership in INTCO, it is possible that Petrol Rem may forfeit its ownership in INTCO as part of a settlement of these obligations. If Petrol Rem forfeits ownership in INTCO, the Company will lose a significant portion of its revenues. A default judgment was issued on September 30, 2002 in the amount of $357,345, and although the Company is currently in negotiations, there is no formal agreement in place that would prevent execution of the judgment against the Company.

NOTE H - Lease Obligations

Although the Company and its subsidiaries are in arrears on their various operating leases for certain production facilities and office space, to date, none of the landlords holding these operating leases has exercised their rights to accelerate payment of remaining lease obligations.

The Company is in default on its payment obligations under two
capital   leases  for  two  manufacturing  buildings.    Since
receiving an eviction notice on one of the buildings in early August 2002, the Company has been negotiating a work out of
all  issues  on  both leases with the related landlords.   The
Company still occupies one of the buildings and operations are continuing. Management is attempting to negotiate settlement terms to remedy its past due obligations and restore the leases to current status. If an acceptable resolution cannot be reached with the property owners, in the very near future, the Company will be evicted, and may be locked out, preventing the Biocontrol Technology division from completing its contract
obligations.  In   addition  the    Company    will  need   to
find  an  alternative facility to continue  its  manufacturing
activities.   A  summary  of  the property  held  under  these
capital leases is included in Note K to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE I - Shareholders' Equity

Preferred Stock

During 2001, shares of preferred stock were authorized as "4% Cumulative Convertible Preferred Stock" in series G, H, I, J and K. The preferred stock transactions for each series during the nine months ended September 30, 2002 are summarized below:

                     Shares
                     Issued        Shares    Shares       Shares
        Authorized   at Dec. 31,   Issued    Converted  Outstanding
Series  Shares         2001        in 2002   in  2002   at Sept 30, 2002

 G      100,000      10,530             0      3,260          7,270
 H      246,000       2,000             0        357          1,643
 I        4,000       4,000             0      2,186          1,814
 J       50,000         400           950        395            955
 K      100,000           0         3,261      3,261              0
        -------      ------         -----      -----         ------
Total   500,000      16,930         4,211      9,459         11,682


Series G, H, J and K include a beneficial conversion feature providing the preferred stockholder a discount of between 10% and 24%, depending upon the series, upon conversion to the
Company's common stock after a required holding period. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to the beneficial conversion feature of preferred stock and is amortized as constructive dividends to the preferred shareholders over the holding period using the effective interest method. The total valuation discount of this beneficial conversion feature on the preferred stock issued during the nine months ending September 30, 2002 was $299,913. Total amortization of the discount, including amortization of amounts related to preferred shares issued in 2001 that were not fully amortized at December 31, 2001, was $440,913 and this amount is recognized as a constructive dividend charged to additional paid in capital at September 30, 2002.

In 2001, the Company issued 4,000 shares of convertible preferred stock in connection with a settlement agreement for obligations incurred in 1998 when the Company purchased its interest in ICTI, Inc. The settlement documents provide that, if the value of the common stock available from the conversion of the preferred stock on the date the registration statement on this stock became effective was less than $2 million then the difference would be subject to a note payable over a 36 month period at 10% interest. The balance due is currently secured by a confession of judgment. The Series I preferred shareholder could execute upon that judgment at any time because BICO has failed to make payments when due.

The Company is currently in default of its obligations pursuant to all of its classes of preferred stock because the Company has failed to reserve a sufficient number of its common stock to satisfy conversions as required.

Common Stock

The Company filed a Form S-8 in December 2001 that included 125 million shares. The Form S-8 allowed the Company to issue freely tradable stock to non-executive employees under the Employees' Equity Compensation plan and to certain consultants in lieu of paying them in cash. As of September 30, 2002, 125 million shares of common stock had been issued from that Form S-8. Two additional Form S-8s were filed in March 2002 that included shares for consultants. One Form S-8 registered 100 million shares for a consultant. The other Form S-8 included stock for a consultant to obtain upon a warrant exercise. The consultant did exercise $770,000 in warrants and he was issued 110 million shares of common stock in April 2002.

The Company issued 3,584,747,293 shares of common stock upon conversion of 6,359shares of preferred stock during the nine months ended September 30, 2002. In addition, 25,598,002 shares of common stock were issued in payment of interest accrued on Series G preferred stock.

In  May  2002, the Company registered 1,210,000,000 shares  of
common   stock   on  Form  S-1  on  behalf  of   the   selling
shareholders. These shares were registered on behalf of our preferred shareholders.

On July 5, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 4 billion to 8 billion shares.

On July 29, 2002, the Company filed a registration statement for 3.9 billion shares. 900 million of those shares were registered for our series K preferred stock and the balance was registered on behalf of our preferred stockholders.

Additional  Paid-In Capital / Discount on Issuance  of  Common
Stock

Additional paid-in capital decreased from $10,887,152 at December 31, 2001 to ($372,272,575) at September 30, 2002.
The deficit balance at September 30, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

NOTE J - Unusual Items

It is the Company's policy to record an inventory valuation allowance against finished goods and raw materials for products for which a market has not yet been established. During the nine months ended September 30, 2002, Petrol Rem sold inventory for which an inventory allowance had previously been established. Therefore, the Company reduced its inventory valuation allowance and recorded an unusual gain for the recovery of inventory valuation allowance of $170,077.

As discussed in Note B, an unusual loss of $3,307,413 has been recorded to reduce the carrying value of the note receivable from Practical Environmental Solutions, Inc. and the corresponding accrued interest to the estimated fair value of the underlying collateral.

NOTE K - Impairment

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

NOTE L - Legal Proceedings

During April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. In July 2002, the Company was notified that this investigation was concluded with no charges against BICO or its subsidiaries.

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

During September 2002, the class action lawsuit, captioned Walsingham v. Biocontrol Technology, et al., was settled when the final payment of $50,000 was made. As of December 31, 2001, the Company owed $425,000 for this settlement. In May
2002, the parties agreed to extend the payments on the remaining balance plus a forbearance fee of $25,000. Payments totaling $450,000 were made in the nine months ended September 30, 2002, and the settlement is now completed.

Lawsuits have been filed against the Company and its subsidiaries for collection of approximately $1,645,062 for amounts due to creditors or employees. Management is defending these actions and working to negotiate suitable payment arrangements as funds allow, but the lack of funds are likely to cripple the Company's ability to defend or settle the litigation, and possibly the Company. The dollar amount of these claims is included in either accounts payable or accrued expenses. During the nine months ending September 30, 2002, default judgments have been entered against the Company for $582,091 of these claims.

The Company and/or certain of its subsidiaries and directors have been named in two lawsuits relating to early termination of employment agreements of TruePoints, Inc. The total damages claimed under these lawsuits are approximately $263,825. It is Management's belief that it has no liability for actions taken by TruePoints management, but in the event that the plaintiff is successful in piercing the corporate veil, BICO will have absolute liability for the full amount.

There are also several other lawsuits alleging damages that total less than $25,000.

NOTE M - Disposition of Assets

In the first quarter of 2002, the Company began pursuing the disposition of two consolidated subsidiaries, Ceramic Coating Technologies, Inc. and TruePoints.com - which was formerly B-A-
Champ.   TruePoints  operations were  closed  in  April  2002.
Certain  assets  of TruePoints were sold for  a  net  loss  of
$44,556.   In  June  2002, Ceramic Coating Technologies,  Inc.
(CCTI), a 98% owned subsidiary, sold substantially all of its assets for a total sales price of $502,250 as described in
Note  B.   The net loss on the disposition of CCTI assets  was
$69,458.

In April 2002, the inventory, equipment and intellectual property of International Chemical Technologies, Inc. (ICTI) were sold for $18,000 and the lease on the ICTI facility was terminated. These assets had been fully reserved in prior years and the sale resulted in a gain on disposal of $18,000.

As discussed in Note H, the Company vacated one of its manufacturing buildings, which had been accounted for under a capital lease. When this lease was terminated, the Company recognized a loss on disposal of assets of approximately $647,000 including the disposal of property, plant and equipment with a book value of approximately $1,617,000 and the elimination of lease obligations of approximately $970,000.

NOTE N - Clinical Trials

The clinical trials which were being performed by the Company on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. The Company does not have the funds to conduct any additional trials at this time, and all development of the next generation device has been suspended indefinitely.

NOTE O - Officers and Directors

In July 2002, BICO entered into agreements with Fred Cooper, Anthony J. Feola and Glenn Keeling in connection with their resignations. Both Mssrs. Cooper and Feola resigned as both officers and directors of BICO, Diasense, and all of our affiliates. Mr. Keeling resigned as an officer and director of BICO and Diasense, but continued as an officer and director of ViaCirq until his resignation was requested for breach of contract by the Company on September 2002. All of the July 2002 agreements provided us with a right to offset their accrued and unpaid salaries against the balance of the loans they owed us. The July 2002 agreements released us from our obligations under their employment agreements, which included not only significant severance payments, but would have required us to issue them collectively a total of 12% of our outstanding common stock. We agreed to pay their health insurance for a year. We also agreed to pay Mr. Cooper as an outside consultant so he could transition the work he had been doing, and facilitate completing financing transactions he was working on. Mr. Cooper was to be paid $15,000 per month, including any expenses under the agreement, which has a maximum term of one year and is terminable at any time with ten days notice. In September 2002, the consulting agreement with Mr. Cooper was terminated.

On September 17, 2002, Stan Cottrell was appointed as Chief Executive Officer replacing Michael Thompson who had been acting as Interim Chief Executive Officer since the resignation of Fred Cooper on July 25, 2002. In October 2002 all former employees were informed that the Company would no longer pay their insurance and COBRA notices were issued accordingly, and these employees could bring legal action for damages.

NOTE P - Subsequent Events

On October 23, 2002, Robert E. Lawler, MD and Jerome M. Buyny joined the Company's board of directors.

On October 25, 2002, Stan Cottrell was named Principal Accounting Officer replacing Michael P. Thompson, former Chief Financial Officer, who left the Company, and its subsidiaries. Thus, Mr. Cottrell has sole control over the information set forth herein as principal executive, financial and accounting officer.

The Company currently has a severe shortage of cash. As of November 14, 2002, the total cash balance was $251,714. Of this amount, $50,000 is restricted to secure credit card financing, $125,000 is frozen by a court order pending resolution of Proformant, Inc. V. BICO, ViaCirq, Fred Cooper & Stan Cottrell, in Massachusetts for $125,000. The Company
does not have sufficient cash to meet its obligations when they are due, and if we do not satisfy our obligations under contract with the U.S. Army, the Company must refund amounts advanced by the U. S. Army. Approximately $269,000 was advanced to the Company by the U.S. Army in October 2002.

The company did not meet its payroll obligations for any periods in October 2002, and will not be able to meet the payroll that is due November 15, 2002. This is in addition to the payroll obligations that accrued in prior periods and were never paid. As a result, many employees have left the Company and several have already begun the process to exercise their rights under state law to collect their unpaid wages.

As of November 14, 2002 there were 11,087 shares of Preferred Stock outstanding. At the current market price for the Company's common stock it would require approximately 5,780,000,000 common shares if all of these outstanding preferred shares were to be converted. The Company will need to either exercise its redemption rights on these outstanding preferred shares or have authorized and registered additional shares of the Company's common stock to meet conversion requirements. The total redemption price for the 11,087 shares of Preferred Stock outstanding is approximately $6,600,000. The Company is in default on its obligation to reserve sufficient common stock to cover the conversion of its preferred stock, and has no immediate remedy since there is not sufficient cash to redeem the preferred stock.

On October 30, 2002, Paul Stagg resigned as a member of the Company's board of directors.

On  November  4, 2002, the Company announced that Konny  Light
Sylvester  had been appointed to the position of Acting  Chief
Operating Officer and General Counsel for the Company and its subsidiaries.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

                    Liquidity and Capital Resources

Our cash decreased to $199,436 as of September 30, 2002 from $268,095 as of December 31, 2001 primarily due to the factors discussed below.

During the nine months ended September 30, 2002 our net cash flow used by operating activities was $(4,641,255). During the same period, our net cash flow provided by investing activities was $865,204 due primarily to the sale of a portion of Diasense's investment in MicroIslet. Cash flow provided by financing activities was $3,707,392 mostly due to increases in notes payable and sales of preferred stock.

Accounts receivable decreased from $1,235,957 at December 31, 2001 to $985,121 at September 30, 2002 primarily due to the timing of billings and collections.

Current notes receivable increased from zero at December 31, 2001 to $227,053 at September 30, 2002. Our subsidiary, Ceramic Coatings Technologies, Inc. (CCTI) sold substantially all of its assets in June 2002 for a total sales price of $502,250, which consisted of a current note receivable of $227,053 and a non-current notes receivable of $275,197.

Interest receivable, net of allowance, decreased from $144,411 as of December 31, 2001 to $922 at September 30, 2002 due to the write-off of accrued interest on a note receivable from Practical Environmental Solutions (Practical), a Pennsylvania company that acquired technology to safely convert municipal sludge to recyclables that comply with state and federal environmental laws. Petrol Rem has loaned a total of $3,150,405 to Practical as of September 30, 2002. The loan was classified as a non-current asset at December 31, 2001 because our management was considering whether to convert all or part of that loan to an equity investment. The loan is currently past its due date of May 31, 2002 and is due upon demand. Practical is currently not able to conduct a significant portion of its operations because the landfill which is necessary for the disposal of its processed biosolids has been temporarily prohibited from accepting these processed biosolids under direction of the Department of Environmental Protection. Unless these discontinued operations can be restored, Practical will be unable to fully meet its obligations under the line of credit agreement even if the note is converted to a term loan after the conversion of a portion of the amount owed into an equity interest by Petrol Rem. Due to the uncertainty of Practical's ability to resolve this issue, the collectibility of this loan is in jeopardy. Therefore, an unusual item of $3,307,413 has been recorded to reflect the write-down of the value of the note receivable and the corresponding accrued interest to the fair value of the underlying collateral, which is estimated at approximately $200,000.

Prepaid expenses increased from $1,055,901 as of December 31, 2001 to $1,702,516 as of September 30, 2002. The increase is primarily due to the issuance of 100 million shares of common stock to an individual in payment for consulting services to be provided over a twelve-month period. The total value of the stock on the date of issue was $1,860,000. This amount was recorded as a prepaid expense and is being expensed at $155,000 per month beginning in April 2002.

Goodwill, net of amortization, decreased by $357,115 during the nine months ended September 30, 2002. The amounts invested in BA Champ and Tireless in excess of their net book value were reported as goodwill as of December 31, 2001. Under new accounting standards effective for our current fiscal year, we evaluated the investments and determined that there was considerable uncertainty concerning our ability to recover these amounts. Therefore, an impairment charge was recorded to write off the goodwill related to these investments. A similar evaluation was made of our investments in unconsolidated subsidiaries, American Intermetallics, Inc., Insight Data Link, Microislet and Diabecore. We determined that there was considerable uncertainty regarding the recoverability of our investments in American Intermetallics and Insight Data Link and an impairment charge of $754,129 was recognized to reduce the carrying value of these investments.

At  September  30,  2002,  Diasense's investment  interest  in
MicroIslet is no longer classified as an investment in unconsolidated subsidiaries - it is classified as an investment. The change in classification occurred because Diasense's ability to exercise significant influence over MicroIslet decreased as illustrated by the decline in Diasense's ownership below 20% and the fact that Diasense is no longer represented on MicroIslet's board of directors. This change in classification had no effect on the carrying value of the investment in MicroIslet. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common shareholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common shareholders maintained their same percentage ownership. Diasense, along with the other MicroIslet shareholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common shareholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. In July 2002, Diasense sold 1,000,000 shares of MicroIslet common stock for $500,000 and an additional 1,758,772 shares were sold in September 2002 for $879,386. A gain of $752,973 was recognized as a result of these sales. As of September 30, 2002 Diasense owned 706,679 shares of Microislet common stock recorded at a carrying value of $160,461.

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

Accounts payable increased by $376,966 during the nine months ended September 30, 2002 because we were unable to make payments due to our cash flow problems. Accrued liabilities increased by $923,126 during the nine months ended September 30, 2002 primarily because of increases in accrued wages that remain unpaid due to our lack of cash.

We received proceeds from two promissory notes early in April 2002. One loan for $1,000,000 is payable on March 28, 2003 with interest of 22%. This loan is collateralized by all of our assets. A payment of $82,000 plus interest of $18,000 was made in June 2002. A second loan for $230,000 is payable in a single installment on June 19, 2003 with interest of 22%.

In April 2002, the Company agreed to pay an outstanding obligation of $68,243 to American Express under twelve equal monthly installments of $6,189, including interest at 15.9% per annum. This obligation is secured by the assets of BICO. At September 30, 2002, the outstanding note payable under this agreement was $40,729. Also, as of September 30, 2002, INTCO (a subsidiary of Petrol Rem) has borrowed $419,130 under line of credit agreements established with a Louisiana bank in 2002. These lines of credit are secured by INTCO's assets. In September 2002, INTCO financed the insurance premium for its vessels with a note payable of approximately $150,000.

In May 2002, BICO and its subsidiary Petrol Rem, Inc., executed a demand note in favor of INTCO, Inc. (a subsidiary of Petrol Rem). The note is for $286,457 and bears interest at a rate of 13% per annum. The note consolidated various amounts previously advanced by INTCO to either BICO or Petrol Rem or incurred by INTCO on behalf of either BICO or Petrol
Rem and is collateralized by a security interest in Petrol Rem's shares of stock in INTCO. In June 2002, demand was made by INTCO and INTCO's minority shareholder for repayment of the loan for $286,457 plus accrued interest and for repayment of the balance ($374,134) of the note payable by BICO and Petrol Rem to INTCO's minority shareholder. In July 2002, legal action was commenced by INTCO's minority shareholder to obtain a judgment. A $100,000 payment was made in August 2002 and a payment of $60,440 was made in September toward the settlement of this issue. If Petrol Rem forfeits its ownership in INTCO, Petrol Rem and BICO will lose a significant portion of their revenues. Since both of these obligations are collateralized by Petrol Rem's 51% ownership in INTCO, it is possible that Petrol Rem may forfeit its ownership in INTCO as part of a settlement of these obligations. A default judgment was issued  on  September  30,  2002 in the  amount  of  $357,345.
Although settlement negotiations continue, the default judgment is in effect, and INTCO could enforce the judgement at any time.

Additional paid-in capital decreased from $10,887,152 at December 31, 2001 to ($372,272,575) at September 30, 2002.
The deficit balance at September 30, 2002 is classified as "discount on issuance of common stock" and it represents the effect of issuing common stock at prices less than the par value of $0.10 per share.

We continue to incur significant losses and negative cash flow from operations. Only very minimal payments have been made to vendors since September 30, 2002. The company did not meet its payroll obligations for any periods in October 2002, and will not be able to meet the payroll that is due November 15, 2002. This is in addition to the payroll obligations that accrued in prior periods and were never paid. As a result, employees have left the Company and several have already begun the process to exercise their rights under state law to collect their unpaid wages.

In order to fund its immediate obligations Management intends to continue in its efforts to sell additional shares of its MicroIslet stock, Insight Data Link.com and/or Diabecore Medical stock, pledge its assets and patents for potential loans, as well as sell some or all of the Company's ownership of Diasense, Petrol Rem, Inc., ViaTherm and ViaCirQ, Inc. If sufficient cash cannot be generated from the sale of these or other assets we may not be able to continue operations or may need to reorganize under the protection of bankruptcy in order to continue operations. Because of the significance of the Company's working capital deficiency it could also be forced into bankruptcy should management not be able to make suitable arrangements with current creditors. Our existing creditors could force us into involuntary bankruptcy at any time.



                    Results of Operations

Our sales and corresponding costs of products sold during the nine months were $3,999,621 and $2,656,396 respectively in 2002 compared to $2,869,611 and $2,082,021 in 2001. The increase in sales was primarily due to contract revenue of $1,662,431 at our Biocontrol Technology division. There was no contract revenue during the first nine months of 2001. Petrol Rem also had increased revenue in the first nine months of 2002 compared to the same period in the prior year. Bioremediation product sales were up from $75,801 in the first nine months of 2001 to $137,671 for the first nine months of 2002. In addition, Petrol Rem's subsidiary, Tireless, began generating revenue in the fourth quarter of 2001 and they reported revenue of $260,264 during the first six months of 2002 compared to zero in the prior year. Tireless lost its only contract in the second quarter and recognized no revenue in the third quarter of 2002. INTCO, another Petrol Rem subsidiary, reported a decrease in sales from $1,325,651 in the first nine months of 2001 to $519,714 during the first nine months of 2002. The decrease in INTCO revenues is mostly due to certain vessels being out of service temporarily due to maintenance procedures and upgrades related to a periodic Coast Guard certification. If Petrol Rem loses its ownership in INTCO, as discussed in Note G, Petrol Rem will lose most of its revenue and BICO will lose a significant portion of its revenue.

ViaCirq's sales of its hyperthermia products increased from $208,284 in the first nine months of 2001 to $454,497 in the first nine months of 2002. Our other product sales decreased in total, but not significantly. Metal coating sales totaled $80,405 during the first nine months of 2001, with a decrease to $77,085 during the first nine months of 2002. These 2002 metal-coating sales occurred in the first quarter, prior to the disposition of the majority of CCTI's assets and the discontinuation of its operations.

During the first nine months of 2001 and 2002, sales of $49,403 and $15,667, respectively, were from sales of our theraPORT, an implantable device used by patients who have to have repeated injections of drugs. The theraPORT is implanted in the patient's chest, and provides a fixed port for catheters used to deliver the drugs the patient needs. We also realized $26,540 in sales for the rapid HIV kits during the first nine months of 2002 compared with $36,000 in the same period of the prior year. Our internet marketing services produced $4,350 in sales in the first three quarters of 2002 compared with zero in the prior year. Our costs increased due to the increase in sales of our various products. Until we have funds to continue operations, we cannot predict any trends for future revenues.

Interest income decreased during the first nine months to $308,484 in 2002 from $478,399 in 2001. The decrease occurred because we had fewer funds to invest.

Research and Development expenses during the first nine months decreased to $896,186 in 2002 from $5,142,507 in 2001. The decrease was due to reduced research activities on our noninvasive glucose monitor and hyperthermia products and the redeployment of resources from research activities to contract manufacturing and production of the hyperthermia products. The clinical trials which we were performing on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. Because the Company lacks funds, all development of the new device has been suspended and there are no plans to conduct additional trials.

General and Administrative expenses during the first nine months decreased from $16,217,485 in 2001 to $12,123,787 in
2002. The decrease is primarily due to decreases in salaries, professional services, marketing and travel expenses due to terminations, resignations and rehires at significantly lower salaries. In addition, BICO paid $912,727 in the first quarter of 2001 under an agreement with David L. Purdy in connection with his resignation from the Company and its affiliates.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in the first nine months of 2001. In addition, we recognized $1,741,886 in debt issue costs during the first nine months of 2001. This was mostly for commissions paid when debentures were issued. We had no corresponding expenses in 2002 because we did not issue any debentures.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the six months ended June 30, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077. Also, an unusual item of ($3,307,413) was recorded for the write-down of a note receivable and accrued interest from Practical Environmental Solutions, Inc., as discussed above under Liquidity and Capital Resources.

Interest expense decreased from $690,948 in the first nine months of 2001 to $535,386 during the first nine months of 2002. The decrease is primarily due to a decrease in debt due to the settlement we reached with Mr. and Mrs. Farrell Jones in the fourth quarter of 2001 to reduce the amounts owed to them in connection with our purchase of ICTI in 1998; however, we have not made payments pursuant to that settlement when they were due, which could result in the execution of their
existing judgment  against  us.   Our  loss on  unconsolidated
subsidiaries decreased to $161,340 for the three quarters ended September 30, 2002 compared to $221,407 for the same period in 2001. This loss results because we absorb part of the losses incurred by unconsolidated subsidiaries. Our share of the subsidiaries' losses is determined by applying our ownership percentage to the total loss incurred.

We recognized an impairment loss of $2,207,755 in the first nine months of 2002 due to an evaluation of our goodwill and intangible assets that is required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the progress made so far and the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement. Since this change in accounting regulations was not effective in the prior year, there were no similar impairment charges recognized in the first three quarters of 2001.


                  Other Significant Events

On  July  26,  2002, BICO announced that the  U.S.  Attorney's
Office for the Western District of Pennsylvania ended its 4-year investigation of BICO and declined to bring any charges against BICO or its subsidiaries.

Three of BICO's officers and directors, Fred E. Cooper, Anthony J. Feola and Glenn Keeling resigned as officers and directors. Fred Cooper, former CEO of BICO and Diasense, acted as an outside consultant to focus on transitioning and closing some pending transactions until his services were terminated. Anthony Feola is no longer affiliated with BICO or any of its subsidiaries. Glenn Keeling continued to serve as an officer and director of ViaCirq until October 2002 when he was terminated from these positions. Mr. Keeling has retained counsel to enforce his rights under his ViaCirq employment contract.

BICO's board named Chief Financial Officer, Michael P. Thompson, to also act as interim chief executive officer as a search for a new CEO was conducted. In September 2002, Stan Cottrell was named as the new Chief Executive Officer. Stan Cottrell was also appointed as Interim Chief Executive Officer of ViaCirq.

On  October  23,  2002, Robert  E.  Lawler, MD.and  Jerome M.
Buyny joined the Company's board of directors.     Dr. Lawler
also joined the Board of Via Cirq.


             Supplemental Financial Information

On October 25, 2002, Stan Cottrell became Principal Accounting and Principal Financial Officer for BICO, replacing Michael P. Thompson, former Chief Financial Officer, who left the Company to pursue other interests. On November 4, 2002, Konny Light Sylvester was named Acting Chief Operating Officer and General Counsel for BICO and its subsidiaries.

Although we are in arrears on various operating leases for certain production facilities and office space, to date none of the lessors on these operating leases has exercised the right to accelerate the payments remaining. We previously surrendered one part of our manufacturing facility in Indiana, PA; we are obligated to continue to pay $3,500 a month for sixty months and settle an elevator lien. We are attempting to renegotiate with Indiana County, the landlord, for the balance of the manufacturing space. If we do not conclude favorable arrangements, the county can evict us and lock us out, and we will have to stop our manufacturing until, and if, we can find and build out new space. We do not know if that will be possible and we may decide it best thing to shut down our manufacturing division. If we do, we will not only lose revenue, but will be in breach of our existing contracts.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

       A.   Court Proceedings
            Amarex v. Biocontrol Technology, Inc., Case No.
               235554-V, Cir. Ct., Montgomery Co., Maryland,
               $501,928 contract
            Indiana Co. v. BICO, Case No. 2002-30664, Ct. of
               Common Pleas, Indiana Co., Civil Div., $224,
               745.73 Lease Default, Default Judgment
            Eddie Lofton v. Petro Rem & BICO, Case No. 135906,
               32nd Judicial District Court Parrish of
               Terrebonne, Louisiana, $357,345. Promissory
               Note, Default Judgment
            INTCO v. Petrol Rem & BICO, Case No. 136734, 32nd
               Judicial District Court, Parrish of Terrebonne, Louisiana, $118,885 Suit on Account
            Michael Kahn v. Truepoints, Inc., BICO, Fred Cooper,
               Susan Taylor & Jason Taylor, Case No. 02-L-
               006463, Circuit Court of Cook County, Illinois, $251,000 Employment contract
            Proformant, Inc. v. BICO, ViaCirq & PNC Bank New
               England, Case no. 02-4189, Superior Court,
               County of Middlesex, Mass. $125,000 Consulting Contract, Attached Payroll and Military Account
            John Michael Fausset v. ViaCirq, BICO, Fred Cooper &
               Stan Cottrell, Case No. GD 02-19538, Ct. of
               Common Pleas, Allegheny County, Pennsylvania,
               $31,275 Back Pay
            Diagnostic Center v. Biocontrol Technology, Inc.,
               Case No. 2002-11554, Ct. of Common Pleas,
               Indiana Co., Pennsylvania, $24,157 Contract,
               Default Judgment
            Jennifer Damon v. Truepoints, Inc., Wage Claim No.
               02-003911, D.O.L., Chicago, Ill, Office of ALJ,
               $12,825
            Law Offices of Jason Lyons, PC v. BICO & Petrol Rem,
               Docket No. 02-017777, City Court of Houma,
               Parrish of Terrebonne, Louisiana, $8,365
               Contract Services
            CAD Research v. Biocontrol Technology,  CV0000697-
               02, Magistrate Dist No. 05-2-40, Pittsburgh,
               PA, $7,525.36 Contract Services, Default
               Judgment
            Superior Printing v. BICO, No. CV0000180-02,
               Magistrate Dist No. 05-2-22, Carnegie, PA,
               $6,706.33, Contract Services, Judgment
            Process Reproductions v. Petro Rem, Inc., CV0000180-
               02, Magistrate Dist No. 05-2-22, Carnegie, PA, $6,327.56 Contract Services, Judgment
            Lowe's Home Centers v. Biocontrol Technology,  A.D.
               2002-1230, Court of Common Pleas, 39th Judicial District, Franklin County, PA, $6,821.43
               Supplies
            CAD Research v. v. Biocontrol Technology,  CV-
               0000696-02, Magistrate Dist No. 05-2-40,
               Pittsburgh, PA, $3,725. Contract Services,
               Default Judgment
            CAD Research v. v. Biocontrol Technology,  CV-
               0000695-02, Magistrate Dist No. 05-2-40,
               Pittsburgh, PA, $917. Contract Services,
               Default Judgment
            Target Office Products, Inc. v. Petro Rem, Inc. &
               BICO, No. CV0000366, 367 & 368-02, agistrate
               Dist No. 05-2-21, Bridgeville, PA, $3,994.05
               Supplies
            Southern Saltwater v. Petro Rem, Inc. & Pat
               Nardelli, Case No. 20020050077, Georgetown Co., State of S.C., $3,000, Contract Services
            CDS Micro Systems, Inc.  v. Biocontrol Technology,
               Inc., No. CV0000181-02, Magistrate Dist No. 05-2-22, Carnegie, PA, $2,855, Equipment, Default Judgment


       B.   Other Proceedings:

            David Staudenmaier v. BICO, Inc., Fred Cooper, Paul
               Stagg & Stan Cottrell, Mailed, but not properly served for back pay & resulting damages

            Glenn Keeling, attorney demand for $476,787 for
               breach of employment contract and backpay.

            South Hills Self Storage v. BICO, Inc., Notice of
               Lock Out & Pending Sale, $784.16, Accounting historical storage

            Numerous letters of demand on current payables



Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

              (A)  Exhibits

              (B)  Reports on Form 8-K

                   A report on form 8-K filed September 18,2002 for the event dated September 17, 2002. The items listed were Item 5, Other Events.

                   A report on form 8-K filed September 19, 2002 for the event dated September 19, 2002. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

                   A report on form 8-K filed September 23, 2002 for the event dated September 19, 2002. The items listed were Item 5, Other Events.

                   A report on form 8-K filed October 23, 2002 for the event dated September 19, 2002. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

                   A report on form 8-K filed October 30, 2002 for the event dated October 29, 2002. The items listed were
                   Item 5, Other Events.

                   A report on form 8-K filed October 31, 2002 for the event dated October 31, 2002. The items listed were
                   Item 5, Other Events, and Item 7 (c), Exhibits.

                   A report on form 8-K filed October 31, 2002 for the event dated October 30, 2002. The items listed were
                   Item 5, Other Events, and Item 7 (c), Exhibits.

                   A report on form 8-K filed November 5, 2002 for the event dated November 4, 2002. The items listed were
                   Item 5, Other Events, and Item 7 (c), Exhibits.


     SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2002.



                              BICO, INC.

                              By /s/Stanely W. Cottrell, Jr.
                                    Stanely W. Cottrell, Jr., CEO
                                    (Principal Executive Officer,
                                     Principal Financial Officer
                                     and Principal Accounting
                                     Officer)