Form 10-K
period 2002-12-31
BICO INC/PA
filed 2004-09-20
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/02    Commission File Number    0-10822

                           BICO, Inc.
     (Exact name of registrant as specified in its charter)

               Pennsylvania                       25-1229323
     (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)        Identification Number)

     2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, Pennsylvania  15220
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (412) 279-1059

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of September 15, 2004:

Common Stock, $.10 par value -- $6,648,757

As of December 31, 2002, 7,138,933,127 shares of common stock, par value $.10 per share, were outstanding.

As of December 31, 2002, 10,836 shares of preferred stock, par value $10 per share, were outstanding.

          Exhibit index is located on pages 26  to 31



Item 1.  Business

General Development of Business

BICO, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. In February 2003, we stopped all manufacturing, research and development operations and vacated our manufacturing facility in Indiana, Pennsylvania. On March 18, 2003 we filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania. Our administrative offices are located at 2275 Swallow Hill Road, Pittsburgh, Pennsylvania, 15220.

Before closing down our operations, our primary business was the development of new devices and technologies, which included environmental products, which help to clean up oil spills,
procedures   relating   to  the   use  of  regional
extracorporeal hyperthermia in the treatment of cancer, and models of a noninvasive glucose sensor. Regional extracorporeal hyperthermia is a system that circulates fluid in a specific area of the body after the fluid has been heated outside the body.
The circulated fluid's higher temperature helps treat certain diseases by inducing an artificial fever that kills targeted cells. Our noninvasive glucose sensor helps diabetics measure their glucose without pricking their fingers or having to draw blood.

We have several subsidiaries that specialize in those different projects. Petrol Rem, Inc. handled our environmental products PRP, BIOSOK and BIOBOOM that help clean up oil spills and other pollutants in water. ViaCirq, Inc. handled the hyperthermia project, a technology called the ThermoChem System. Diasense, Inc. managed the noninvasive glucose sensor project. On March 18, 2003, Petrol Rem, Inc. also filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following:
our ability to develop a plan of reorganization which is acceptable to our creditors and confirmed by the Bankruptcy Court;additional delays in the research, development and FDA marketing approval of the noninvasive glucose sensor; delays in the manufacture or marketing of our other products and medical devices; our future capital needs and the uncertainty of additional funding; competition and the risk that the noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against us; our ability to maintain a trading market for our common stock; and the dilution of our common stock.

Description of Business

BICO is a development stage company, researching, developing and selling products used in the medical product and environmental remediation businesses. In addition, prior to its bankruptcy filing, BICO regularly invested funds in other businesses. BICO has historically financed its business operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures, and from funds paid by subsidiaries to BICO for research and development costs.

Chapter 11 Petition: On March 18, 2003, BICO, Inc. and its subsidiary Petrol Rem, Inc. filed voluntary petitions for Chapter 11 bankruptcy with the United States Bankruptcy court for the Western District of Pennsylvania.

Events that Caused the Filing: BICO extensively focused its efforts on research and development of products used in the medical products business (particularly medical products used in the treatment of diabetes) and environmental remediation business. BICO also invested in other business ventures. BICO's operations required a continuous capital infusion to support its operations. In late 2001 and continuing throughout 2002, BICO experienced difficulty in raising monies to support its own operations and controlling costs. In 2002,BICO began selling its assets to provide capital to meet its obligations. BICO's financial situation continued to deteriorate throughout 2002. Without necessary funding, BICO was unable to continue operations or to retain sufficient counsel to defend itself from litigation matters. In 2002, BICO was sued by several alleged creditors who subsequently obtained default judgments against BICO and a subsidiary. The judgment holders thereafter levied on property of BICO, scheduling an execution sale of assets. Faced with the threat of losing substantial assets to a single disputed creditor, BICO filed a petition for relief under Chapter
11 on March 18, 2003.

In the years prior to the Chapter 11 filing, BICO experienced substantial losses and financial difficulties.
The consolidated financial statements for BICO for the year ended December 31, 2002 reflect a net loss of $25,116,853 compared to a net loss of $30,942,310 for the fiscal year ended December 31, 2001. As of December 31, 2001, and December 31, 2002, BICO's accumulated deficit was $279,779,924 and $254,663,071 respectively.

Prior to the Chapter 11 filing, BICO decided to voluntarily vacate its manufacturing facility in Indiana, PA. All manufacturing operations have ceased and no additional work is being performed on any remaining contracts at the Indiana, PA facility. The inventory and equipment at the Indiana, PA facility have been sold during the course of BICO's Chapter 11 bankruptcy case.

Item 2. Properties

Due to cash flow problems, Diasense sold its office condominium in 1999, and they now lease the same space for administrative offices. We, along with our subsidiaries, continue to lease a portion of that office at a monthly rental amount of $5,175 plus utilities.

Prior to 1999, our research and development operations were located in a 20,000 square foot one-story building at 300 Indian Springs Road, Indiana, PA. We leased that building from the 300 Indian Springs Road Real Estate Partnership, which was owned in part by some of our former officers and directors.
Each member of the partnership personally guaranteed the payment of lease obligations to the bank providing the funding, and in return received warrants to buy 100,000 shares of our stock at $.33 per share. In addition to rent, we paid all taxes, utilities, insurance, and other expenses related to our operations at that location. In 1999, after all our Indiana, PA operations were moved out of 300 Indian Springs Road location to Kolter Drive, the property was put up for sale. The property was sold in October 2000 for $475,000, and each of the partners received $12,698, after the mortgage was paid.

In September 1992, we entered into a ten-year lease agreement with the Indiana County Board of Commissioners for 35,000 square feet of space on Kolter Drive that we reconfigured to our manufacturing specifications. During 1998 and 1999, we moved the balance of our Indiana, Pennsylvania operations to this space. During 2000, we obtained an additional 33,000 square feet of manufacturing space, which was being completed for manufacturing. That space, which was originally obtained in 1995, was vacated in 1998 in return for the lessor's agreement not to pursue legal action against us for nonpayment of rent. In February 2003 we stopped all manufacturing, research and development operations and vacated our manufacturing facility in Indiana, Pennsylvania. We currently have no facilities to support any manufacturing, research and development activities.

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

During September 2002, the class action lawsuit, captioned Walsingham v. Biocontrol Technology, et al., was settled when the final payment of $50,000 was made. As of December 31, 2001, the Company owed $450,000 for this settlement. In May 2002, the parties agreed to extend the payments on the remaining balance plus a forbearance fee of $25,000. Payments totaling $450,000 were made in the nine months ended September 30, 2002, and the settlement is now completed.

Lawsuits have been filed against the company and its subsidiaries for collection of approximately $1,645,062 for amounts due to creditors or employees. Management defended these actions and worked to negotiate suitable payment arrangements as funds allowed, but the lack of funds crippled the Company's ability to defend or settle the litigation. The dollar amount of these claims is included in either accounts payable or accrued expenses. During the nine months ending September 30, 2002, default judgments were entered against the Company for $582,091 of these claims for the full amount.

Management believes that any liability arising from litigation through the effective date of the Company's reorganization under its Chapter 11 bankruptcy will be either dismissed or settled through the plan of reorganization.

Item 4.  Submission of Matters to a Vote of Security Holders

At a shareholders' meeting held on July 5, 2002, our shareholders approved an increase in the number of our authorized shares of common stock from 4 billion to 8 billion.

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

Our common stock trades on the electronic bulletin board pink sheets under the symbol "BIKO". On September 15, 2004, the closing bid price for the common stock was $ .0009. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through December 31, 2002. Because our stock trades on the electronic bulletin board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.



Calendar Year                    High            Low
and Quarter

2000            First Quarter    $1.050          $.051
                Second Quarter   $.400           $.160
                Third Quarter    $.184           $.12
                Fourth Quarter   $.122           $.049

2001            First Quarter    $.1355          $.05
                Second Quarter   $.072           $.037
                Third Quarter    $.057           $.01
                Fourth Quarter   $.049           $.02

2002            First Quarter    $.0350          $.0150
                Second Quarter   $.0194          $.0027
                Third Quarter    $.0049          $.0004
                Fourth Quarter   $.0060          $.0001

We have approximately 135,000 holders, including those who hold in street name, of our common stock, and 41 holders of our preferred stock.


                    DESCRIPTION OF SECURITIES

Our authorized capital currently consists of 8 billion shares of common stock, par value $.10 per share and 500,000 shares of cumulative preferred stock, par value $10.00 per share.

Preferred Stock

Our Articles of Incorporation authorize the issuance of a maximum of 500,000 shares of cumulative convertible preferred stock, and authorize our board of directors to define the terms of each series of preferred stock. In 2001 and 2002, our board of directors authorized the creation of five new series of convertible preferred stock - series G, H, I, J and K. As of December 31, 2002 we had a total of 10,836 shares of our preferred stock outstanding.

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

We issued 4,000 shares of our series I preferred stock to Mr. and Mrs. Farrell Jones as part of a renegotiation and settlement of amounts due in connection with our purchase of ICTI back in 1998. Even though we wrote off that entire investment, we still owed the Joneses a total of $5,450,348. In December 2001, we finalized an agreement with the Joneses to decrease the amount owed to a total of $2,887,500. Of that total, $2 million was applied when we issued them the 4,000 shares of series I preferred stock. The series I preferred is convertible at any time into our common stock based on the 5-day average of our closing bid price immediately prior to conversion. 2,186 of the series I has been converted to date.

In February 2002, we accepted a funding commitment from J.P. Carey Asset Management, LLC, a Georgia corporation. The first part of the funding is through J.P. Carey Asset Management's purchase of $7.5 million of our Series K preferred stock.

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

In the event of a liquidation, dissolution or winding up of our operations, whether voluntary or involuntary, and subject to the rights of any preferred stockholders, the holders of our common stock would be entitled to receive, on a pro rata basis, all of our remaining assets available for distribution to our stockholders. The holders of our common stock have no preemptive, redemption, conversion or subscription rights. As of December 31, 2002, we had 7,138,933,127 shares of our common stock outstanding.

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

Warrants

As of December 31, 2001, we had outstanding warrants - most of which were not currently exercisable - to purchase 96,136,560 shares of our common stock. These warrants had exercise prices ranging from $.015 to $3.20 per share and expiration dates through December 4, 2006, and were held by members of our scientific advisory board, certain employees, officers, directors, loan guarantors, and consultants. As of December 31, 2002, all remaining warrants were deemed to have been cancelled due to our bankruptcy.

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

Item 6.  Selected Financial Data

                    YEARS ENDED DECEMBER 31st

                    2002       2001         2000        1999           1998
  Total Assets $   178,116  $24,637,421  $21,930,070  $15,685,836  $ 9,835,569

  Long-Term
  Obligations  $         0  $ 2,280,935  $ 2,211,537  $ 1,338,387  $ 1,412,880

  Working
   Capital    ($ 9,816,536)($10,429,990) $   754,368  $ 4,592,935 ($ 9,899,088)
   (Deficit)

  Preferred
   Stock       $   108,357  $   169,300  $         0  $         0  $         0

  Net Sales    $ 2,828,923  $ 4,342,203  $   340,327  $   112,354  $ 1,145,968

  TOTAL
   REVENUES    $ 2,828,923  $ 4,349,918  $   345,874  $   165,251  $ 1,196,180

  Other Income $   413,703  $   561,817  $   589,529  $ 1,031,560  $   182,033

  Warrant
   Extensions  $         0  $         0  $ 5,233,529  $         0  $         0

  Benefit
  (Provision)
   for Income
    Taxes      $         0 ($   120,882) $         0  $         0  $         0

  Net Loss    ($25,116,853)($30,942,310)($42,546,303)($38,072,578)($22,402,644)

  Net Loss per
   Common Share:
    Basic            ($.01)       ($.02)       ($.04)       ($.05)       ($.08)
    Diluted          ($.01)       ($.02)       ($.04)       ($.05)       ($.08)

   Cash Dividends
    per share:

    Preferred         $  0         $  0         $  0         $  0         $  0
    Common            $  0         $  0         $  0         $  0         $  0

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

                 Liquidity and Capital Resources

On March 18, 2003, we along with our subsidiary Petrol Rem, Inc.
filed voluntary petitions for chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of
Pennsylvania.

We have extensively focused our efforts on research and development of products used in the medical products business (particularly medical products used in the treatment of diabetes) and environmental remediation business. We also invested in other business ventures. Our operations required a continuous capital infusion to support its operations. In late 2001 and continuing throughout 2002, we experienced difficulty in raising monies to support our own operations and controlling costs. We began selling our assets to provide capital to meet our obligations. Our financial situation continued to deteriorate throughout 2002. Without necessary funding, we were unable to continue operations or to retain sufficient counsel to defend ourselves from litigation matters. In 2002, we were sued by several alleged creditors who obtained default judgments against us and one of our subsidiaries. The judgment holders thereafter levied on our property scheduling an execution sale of assets. Faced with the threat of losing substantial assets to a single disputed creditor, we filed a petition for relief under Chapter 11 on March 18, 2003.

In the years prior to the Chapter 11 filing, we experienced substantial losses and financial difficulties. Our consolidated financial statements for the year ended December 31, 2002 included disclosures that we had a net loss for the year of $25,116,853 and for the year ended December 31, 2001 of $30,942,310, compared to a net loss for the fiscal year ended December 31, 2000 of $42,546,303. As of December 31, 2002, our accumulated deficit was $279,779,924.

Prior to the Chapter 11 filing, we decided to voluntary vacate our manufactuing facility in Indiana, PA. All manufacturing operations have ceased and no additional work is being performed on any remaining contracts at the Indiana, PA facility. The inventory and equipment at the Indiana, PA facility has been sold during the course of the Chapter 11 bankruptcy case.

We have proposed a Joint Plan of Reorganization (the Plan) and have received the required acceptance by our creditors. The Plan is subject to confirmation by the Bankruptcy Court. A hearing is scheduled for September 23, 2004 to request said confirmation. Under the Plan we will not continue business operations as an independent entity. Instead, the Joint Plan Proponent PHD Capital anticipates combining a new entity, cXc Services, Inc. ("cXc"), into BICO. BICO will obtain 100% of the assets of cXc, including the exclusive licensing rights to a product known as a "web phone" and management expertise. In return, the shareholders of cXc will receive full voting, convertible, preferred stock in BICO. The preferred stock shall be convertible at any time into an amount of common stock equal to 49.6% of the total stock issuable by BICO, but will not provide cXc with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. The former shareholders of cXc will hold two of the three positions on the Board of Directors of BICO. BICO shall continue business operations as a publicly traded company with continuing infusions of capital and resources from selling additional shares or any other available source. Neither cXc nor its principals shall receive any funds currently held by BICO.

cXc is a private company based in Laguna Hills, California. cXc was located by the joint plan proponent, PHD Capital (PHD and cXc had no prior dealings). cXc was incorporated in Delaware in 2003. Neither cXc, nor any of its principals, have had any prior dealings with BICO or are insiders of BICO or its subsidiaries. cXc is a developing company dedicated to providing internet connectivity to the large number of customers and consumers who do not currently have internet service, as well as making internet service more convenient for those who do have service. cXc is marketing and will shortly begin selling, a "web phone" product which will enable telephone users to access the internet (without a computer or television) by pushing one button on a telephone. cXc has the exlusive distribution rights in North America for the web phone product manufactured by Amstrad, PLC, a public British company. Amstrad has sold and installed 300,000 units of the web phone product in its markets in the last year and a half. To date, cXc and its predecessors have raised over $1 million to support its operations. A summary of cXc's product description and target markets may be viewed at the firm's website, cXcservices.com.

cXc Services is substantially owned (over 80%) by Ken
Raznick, Richard Greenwood and the management team. The co-founder, President and CEO of cXc is Richard Greenwood. Greenwood has over 25 years of experience in executive level positions with financial institutions involving funding and capital management. For example, he held various treasury positions for Citibank, was CFO of California
Federal Bank and Valley National, and was the CEO of Bank Plus/Fidelity Federal Bank. Most recently before starting cXc, Greenwood was CEO of Hagenuk CPS/USA, a manufacturer and distributor of web phones and smart card systems and technologies. Greenwood is experienced at raising funds for a developing business and managing its daily challenges.

Co-founder Ken Raznick, the Chairman of cXc, has worked in the commercial real estate field for 30 years, participating in the development of over 25 million square feet of commercial and industrial space. In 1974, Raznick started The Ken
Raznick company deeloping neighborhood shopping cernters. In addition to developing and managing shopping centers, Raznick has been actively involved in commercial financing issues. Raznick has invested substantial monies in cXc and its operations.

The Joint Plan Proponent, PHD Capital, is an investment banking company based in New York, NY. PHD Capital was used by us prior to the filing of the Chapter 11 as an investment banker to raise funds. None of our principals or insiders are principals or insiders of PHD Capital, nor have any members of PHD Capital ever held any positions with us. PHD Capital is one of our creditors and has worked with us to identify a merger partner and submit this Plan. In return for its services, PHD Capital will obtain stock in BICO representing 2.0% of our issuable shares. One-half of these shares shall be restricted from sale for a period of 60 days after issuance, and the remainder shall be unrestricted. No post-bankruptcy filing contractual relationship exists between BICO and PHD Capital.

The shareholders of cXc shall receive preferred stock in BICO with full voting rights (the preferred stock will be convertible into common stock representing 49.6% of BICO's issuable shares). cXc will control two of three
Board of Director positions. Upon consummation of the merger, cXc and/or PHD will endeavor to secure the funds necessary on an as needed basis to:(i) merge operations with the Reorganized Debtor; and (ii) continue BICO's operations and preserve its status as a publicly traded company (including, but not limited to, the costs and expenses of preparing public company filings, registration statements, and mailings to shareholders.) In the 90 day period following the merger, cXc expects to continue uninterrupted its business plan and as such expects at least another $1 million dollars to be raised for the new BICO operation.

BICO's reorganized Board of Directors shall have the following special powers, none of which shall require the consent of any shareholders: 1)combine cXc into BICO and implement the terms of the Joint Plan of Reorganization; 2) designate officers and directors of the Reorganized Debtor for a period of 12 months or until a merger is consummated, whichever is sooner;
3)increase the total authorized shares in the Reorganized Debtor to up to 250,000,000,000 shares;
4)split or reverse split the stock in the Reorganized
Debtor as many times as desired for a period of 5 years from the effective date of the Plan; 5)redeem the interest of BICO's preferred shareholders in exchange for common stock in the Reorganized Debtor; 6)impose commercially reasonable restrictions on the transfer of any issued stock; 7)amend BICO's bylaws and/or issue new bylaws for BICO for a period of 2 years from the effective date of the Plan; 8)assume, ratify, assign and/or amend that certain Securities Purchase
Agreement between BICO and J.P. Carey Asset
Management relating to Series K Convertible Preferred
Stock, including extending the maturity date to September 1, 2001. this agreement permits BICO to raise funds by selling stock in a less costly manner than by issuing a secondary offering; and 9)issue restricted or unrestricted shares of BICO stock in such amounts and at such times to persons or entities who shall perform services for BICO, as the Board of Directors shall determine.

Existing unsecured nonpriority creditors of BICO shall receive 6,500,000,000 shares of restricted common stock in the Reorganized Debtor, distributed on a pro-rata basis. Holders of this common stock shall be restricted from trading the stock in the following manner: 25% may be sold beginning 6 months from the date of issuance;another 25% may be sold beginning
9 months from the date of issuance; and the remainder may be sold beginning 1 year from the date of issuance. Existing unsecured creditors shall also receive the net proceeds distributed on a pro-rata basis of any fraudulent transfer litigation to be commenced by BICO or its assign. This includes a possible cause of action against Edward Lofton and/or
Intco., arising out of a loan transaction between BICO and Intco, Inc. The Debtor believes that this cause of action has merit and should be pursued. Upon locating an attorney to pursue the action on a contingency, BICO may fund a cost account to pursue the litigation prior to any merger. The Reorganized Debtor shall have no obligationn to pursue or fund this litigation.

The Reorganized Debtor shall redeem the existing preferred stock in exchange for common stock in the Reorganized Debtor of another 6,500,000,000 shares. The existing common stockholders in BICO shall retain their existing shares in the amount of approx. 6,500,000,000. collectively, existing creditors, preferred shareholders, and shareholders of the Debtor shall receive approx. 8% of the issuable shares in the Reorganized Debtor.

J.P. Carey Asset Management shall receive 1,000,000,000 shares of common stock in the Reorganized Debtor, which shares shall be restricted from trading for a period of 6 months from the date of issuance. These shares shall be paid to J.P. Carey Asset Management for assisting BICO in raising revenue pursuant to the Securities Purchase Agreement for Series K Preferred Stock dated February 15, 2002.

The Reorganized Debtor shall also reserve 4,500,000,000 shares of common stock, restricted or unrestricted as the Board of the Debtor shall determine, to be used to pay for services to be rendered to the Reorganized Debtor (including, but not limited to, public relations firm(s), marketing agents, accountants, attorneys, employees, and professionals).

Holders of warrants and/or options to purchase BICO stock or debt which had not been exercised as of March 18, 2003 shall not receive any property under this Plan, and such interests are cancelled.

Administrative claimants will be paid either in full on the Effective Date of the Plan or as agreed between the Debtor and the claimant(s). Priority wage claim creditors will be paid the full amount of their allowed prioriy claims (up to $4,650 per claimant) on the Effective Date of the Plan. Unsecured priority tax creditors shall be paid the full amount of their priority claims over a period of 72 months or less, plus interest at the prevailing interest rate for such claims in effect on the date the Plan is confirmed, as provided by 11 U.S.C. 507(a)(8).

Upon approval of the Plan and implementation of the Plan, BICO anticipates registering and issuing unrestricted stock in BICO representing 16% of the issuable shares in the company, and immediately begin selling such stock to raise needed investment capital. BICO shall reserve another 22% of its issuable shares for future capital raising.

Our cash decreased to $81,682 as of December 31, 2002 from $268,095 as of December 31, 2001 primarily due to the factors discussed above including the deasation of operations.

Accounts receivable, net of allowance for doubtful accounts, decreased from $1,235,957 as of December 31, 2001 to $50,096 as of December 31, 2002. The decrease is primarily attributable to the closing down of operations.

Our net inventory decreased from $1,190,796 as of December 31, 2001 to zero at December 31, 2002. The decrease was primarily due to the reclassification of inventory balances to assets held for sale which are offset by associated liabilities.

Current notes receivable of $46,338 as of December 31, 2002 represents proceeds due from the sale of MicroIslet stock in the fourth quarter of 2002 which was paid in January 2003.
There was no similar item at December 31, 2001.

Prepaid expenses and other current assets were reduced from $1,055,901 and $62,268 as of December 31, 2001 to zero at
December 31, 2002 due to the discontinuation of operations.

All of our property, plant and equipment, goodwill, intangible assets, investments in unconsolidated, and other assets were either written off through impairment charges or were reclassified to assets held for sale which are offset by associated liabilities.

Related party receivables decreased by $885,909 due primarily to balances being offset against accrued payroll of certain officers in connection with their agreements of resignation during 2002.

Other notes receivable and other interest receivable decreased from $3,259,445 and $144,411 respectively to $546,533 and
$1,384 respectively from December 31, 2001 to December 31, 2002. The primary reason for this reduction is the write off of amounts due from Practical Environmental which discontinued operations in the final quarter of 2002.

Accounts payable decreased from $4,755,445 at December 31, 2001 to $4,105,303 at December 31, 2002 primarily due to our diminished operations in the last quarter of 2002.

Notes payable decreased from $7,037,198 at December 31, 2001 to $1,473,347 at December 31, 2002 primarily due to the write off of a $5.6 million loan which was eliminated in 2002 related to the Company's write off of its intangible asset (marketing rights to Rapid HIV test kits).

Capital lease obligations decreased from $2,203,672 at December 31, 2001 to $1,265,299 at December 31, 2002. The
primary reason for this reduction is that we vacated one of our manufacturing buildings in August 2002. In connection with the termination of the lease and return of the leased premises to the landlord we eliminated the lease obligation of approximately $970,000 and wrote off the remaining net assets of approximately $ 1,617,000 .

                         Results of Operations

The following paragraphs discuss the results of operations of our entire company based on our consolidated financial statements.

Our net sales and corresponding costs of products sold decreased in 2002 to $2,828,923 and $1,645,258 respectively. Our net sales and corresponding costs of products sold during 2001 increased to $4,324,203 and $3,287,176 respectively in 2001 from $340,327 and
$354,511 in 2000. the increase in 2001 and subsequent decrease in 2002 were primarily due to sales of $3,212,418 by Petrol Rem's subsidiary, INTCO, which was acquired in the fourth quarter of 2000 and diposed of in early 2002 and, therefore, not included in the first nine months of 2000 or in most of 2002 operations.

During the 3rd quarter of 2001, our manufacturing division in Indiana, PA received contracts, which began generating revenue during late 2001. Our Biocontrol Technology division received a $1.5 million manufacturing contract from the U.S. Army, and $238,000 manufacturing contract from a private company. We began work on the U.S. Army contract beginning in the 4th quarter of 2001. We filed a copy of that contract as an exhibit to our Form
8-K/A filed October 15, 2001. Revenues from this contract helped to offset the reduced revenues in Petrol Rem discussed above.

Research and development activities were significantly curtailed during 2002 due to a lack of funding. As a result, the associated expenses in 2002 were reduced to $896,186. Research and Development expenses increased to $7,113,258 in 2001 from $6,651,471 in 2000.
The increase was due to expenses incurred for the Diasensor clinical trials partially offset by reduced research activities on our hyperthermia products and the redeployment of resources from research activities to production of hyperthermia products.

General and administrative expenses decreased approximately
$2,862,425 from 2002 compared to 2001 and increased a total of approximately $471,650 for 2001 as compared to 2000. The increase is attributable to additional salaries in 2001, which include a $912,727 payment to David L. Purdy in connection with his resignation from the Company and its affiliates and new hiring at ViaCirq and Petrol Rem (including INTCO and Tireless, LLC). Also contributing to the increase was higher travel expenses, primarily for ViaCirq's and Petrol Rem's increased marketing efforts. The above increases in 2001 were partially offset by a decrease in expense recognized in connection with the granting of warrants for services. The 2002 decreases were also the result of curtailed operations in 2002. Our total general and administrative expenses were approximately $19 million in 2002, $22 million in 2001 and, $21.4 million in 2000.

Amortization decreased from $804,458 in 2001 to $175,000 in 2002 due to the write off of the intangible assets.Amortization increased from $392,307 to $804,458 from 2000 to 2001, and increased $352,591 from
1999 to 2000. The increases are due to additional investments in unconsolidated subsidiaries during 2000 and 2001 and our acquisition of the Rapid HIV marketing rights in 2001. A portion of these investments is recognized as goodwill and amortized over a five-year period.
Our loss on unconsolidated subsidiaries increased to $279,986 for the year ended December 31, 2001 compared to $158,183 for the same period in 2000, and zero in 1999. This loss results because we absorb part of losses incurred by unconsolidated subsidiaries and our investments began in 2000. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

There were no debt issue costs in 2002.Debt issue costs increased from $1,005,000 in 2000 to $2,218,066 in 2001.The increase is due to additional debentures and notes payable during 2001 compared to 2000. We had more debentures outstanding in 1999 than either 2000 or 2001.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued. There were no such costs in 2002.We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in 2001 compared to $3,062,500 for 2000 and $7,228,296 in 1999. The amount varied because we issued fewer debentures this yearcompared to last year, which was already a decrease from 1999.

The $6,014,576 impairment loss recognized in 2002 resulted primarily from the write down of the Company's investments and goodwill.


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

Bioremediation Segment. During the year ended December 31, 2001, sales to external customers increased to $3,383,637 and $217,722 in 2000. In 2002 these sales were reduced to $138,751 due to the elimination of Petrol Rem, Inc. ownership interest in INTCO, Inc. The increase from 2000 to 2001 is primarily due to revenues from INTCO. Costs of products sold also decreased to $204,325 in 2002 from $2,507,717 in 2001 and $179,446 in 2000, primarily to due
INTCO's operations.

Biomedical Device Segment.  During the year ended December 31,
2002, sales to external customers increased to $2,608,736 in 2002 to $817,353 in 2001 and $81,954 in 2000. The overall increase was primarily due to increased revenues from our ThermoChem products in 2001 and manufacturing activity for the US Army at our Indiana facility in 2002. Corresponding overall increases in costs of products goods sold occurred for the same reason, from $133,288 in 1999 to $47,862 in 2000 and $558,408 in 2001.

                          Income Taxes

Due to our net operating loss carried forward from previous years and our current year losses, no federal or state income taxes were required to be paid for the years 1987 through 2001 on BICO's consolidated tax return. However, INTCO, Inc., a former subsidiary of Petrol Rem, Inc., files separate income tax returns and the 2001 tax return included tax expense of $120,882. As of December 31, 2002, we and our subsidiaries, except for Diasense, Petrol Rem, Rapid HIV and ICTI had available net operating loss carry forwards for federal income tax purposes of approximately $166 million, which expire over the course of the years 2003 through 2023.


Item 8.  Financial Statements and Supplementary Data

The Company's financial statements appear on pages F-1 through F-37 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant


   Name                Age   Director       Position
                               Since

Anthony Paterra        54       2003        Chief Executive Officer,
                                            Director

Jerome M. Buyny        53       2002        Director


ANTHONY PATERRA, 54, joined BICO in 1999 as our Director of Public Affairs. He then began to consult on our corporate insurance issues. In 2001 he started to handle our delinquent accounts payable. On April 16, 2003, he was appointed to the BICO board of directors.
On May 15, 2003 he was appointed CEO. Prior to joining us he worked as an Insurance Agent from 1989 to 1998.

JEROME M. BUYNY, 53, joined our board of directors on October 23, 2002. Mr. Buyny is President of S.W.A.T Security Services in Pittsburgh, PA. Mr. Buyny was formerly a Special Agent for the Federal Bureau of Investigation from 1972 through 1990. He attended Alliance College in Cambridge Springs, PA and has a B.A. degree in History and Political science. He also attended the American Institute of Banking, George Washinton University, the FBI Academy and Federal Law Enforcement Academy.

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

Item 11.  Executive Compensation

The following table contains information on our executive officer's annual and long-term compensation for their services to us in all capacities for the years ended December 31, 2002, 2001 and 2000. The executive officers included are those people who, as of December 31, 2002 were: our chief executive officer, and our other most highly compensated executive officers who were paid more than $100,000 during 2002. In addition, we included information regarding David L. Purdy, who was an executive officer and director until June 2000, and the president of our Biocontrol Technology division during 2000. In November 2000, Mr. Purdy resigned effective February 2001.



                         SUMMARY COMPENSATION TABLE
==============================================================================
             Annual Compensation              | (1)Long Term  Compensation
------------------------------------------------------------------------------
                                              |   Awards
Name and                                      | Securities
Principal                    Bonus($)  Other  | Underlying  (4) All other
Position      Year  Salary($)  (2)     ($)(3) | Warrants(#)  Compensation
==============================================================================
David L.      2002  $0        $0           $0 |           0          $0
Purdy (5)     2001  $989,265  $0           $0 |           0          $0
Resigned      2000  $646,795  $200,000(6)  $0 |           0          $0
February 2001                                 |
------------------------------------------------------------------------------
Fred E.       2002  $165,351  $0           $0 |           0          $0
Cooper,       2001  $977,115  $0           $0 |  15,000,000(4)       $0
CEO (7)       2000  $939,000  $383,746(8)  $0 |           0          $0
Resigned
July 2002
------------------------------------------------------------------------------
Anthony J.    2002  $107,788  $0           $0 |           0          $0
Feola , Sr.   2001  $660,248  $0           $0 |  10,000,000(4)       $0
Vice Pres.(9) 2000  $633,850  $268,190(10) $0 |           0          $0
Resigned
July 2002
------------------------------------------------------------------------------
Glenn         2002  $147,659  $0           $0 |           0          $0
Keeling, VP   2001  $483,732  $0           $0 |   8,000,000(4)       $0
(11)          2000  $500,000  $93,190(12)  $0 |           0          $0
Resigned
July 2002
------------------------------------------------------------------------------
Michael P.    2002  $159,100  $0           $0 |           0          $0
Thompson,     2001  $317,375  $0           $0 |   3,000,000(4)       $0
Chief         2000  $103,243  $0           $0 |   1,000,000(4)       $0
Financial
Officer (13)
Resigned
October 2002
------------------------------------------------------------------------------
R. Ben        2002  $ 97,424  $0           $0 |           0          $0
Johnson,      2001  $191,171  $0           $0 |   1,500,000(4)       $0
Executive VP
(14)
Resigned
April 2003
------------------------------------------------------------------------------
Stan
Cottrell      2002  $  8,967  $0           $0 |           0          $0
CEO
Resigned
April 2003


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


Employment Agreements

We previously had employment agreements with our executive officers, Fred E. Cooper, Anthony J. Feola and Glenn Keeling effective
November 1, 1994, and Michael P. Thompson effective August
16, 2000. All of these agreements were terminated in 2002 when each of the officers resigned.

Item 12. Security Ownership of Certain Beneficial Owners and Management

None of our current management of executive officers have any security ownership in the Company.

Item 13.  Certain Relationships and Related Transactions

We previously share common officers and directors with our subsidiaries. In addition, BICO and Diasense had entered into several intercompany agreements including a purchase agreement, a research and development agreement and a manufacturing agreement, which we describe later in this section. Our management believes that it was in our best interest to enter into those agreements and that the transactions were based upon terms as fair as those which may have been available in comparable transactions with third parties. However, we did not hire any unaffiliated third party to determine independently the fairness of those transactions. Our policy concerning related party transactions requires the approval of a majority of the disinterested directors of both the corporations involved, if applicable.

Property

Two of our former executive officers and/or directors
and three former directors were members of the nine-member 300 Indian Springs Road Real Estate Partnership that in July 1990 purchased our real estate in Indiana, Pennsylvania. Each member of the partnership personally guaranteed the payment of lease obligations to the bank providing the
funding.   The five members of the partnership who were also
former officers and/or directors of BICO, David
L. Purdy, Fred E. Cooper, Glenn Keeling, Jack H. Onorato and
C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of our common stock at an exercise price of $.33 per share until June 29, 1995. Those warrants still outstanding as of the original expiration date were
extended until June 29, 2003.   Mr. Purdy, who was a
director and executive officer at the time of the transaction, resigned from our board of directors on June 1, 2000, and resigned as an officer in November 2000, effective February 2001. Mr. Adkins, who was a director at the time of the transaction, resigned from our board of directors on March 30, 1992. Mr. Keeling, who was not a director at the time of the transaction, joined our board of directors on
May 3, 1991.   Mr. Onorato, who was not a director at the
time of the transaction, was a BICO director from September
1992 until April 1994.   The property was sold in October
2000 for $475,000, and each of the partners received $12,698, after the mortgage was paid.

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

Loans

In 1999, we consolidated all of Fred E. Cooper's
outstanding loans from us, including accrued interest, into
one loan in the amount of $777,399.80 at 8% interest.  Mr.
Cooper began repaying the loans in May of 1999.   The loan
balance as of December 31, 2001 was $678,021. Our disinterested directors - with Mssrs. Cooper, Feola and Keeling abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes were: to provide Mr. Cooper with funds during his initial years with BICO, when he waived a salary;
and to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default.
Mr. Cooper's individual loans, along with Mssrs. Feola and Keeling's loans, had been, for period beginning in March
1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr. Cooper and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message. In 2001, Mr. Cooper gave his stock in B-A-
Champ.com to BICO; he no longer owns any interest in B-A-Champ.com. In 2002, under the terms of a resignations agreement, Mr. Cooper's outstanding loans were reduced to $204,583 by offsetting previously accrued salaries.

In 1999, we consolidated all of Anthony J. Feola's outstanding loans from us, including accrued interest, into one loan in the amount of $259,476.82 at 8% interest. Mr. Feola began repaying the loans in May of 1999. The loan balance as of December 31, 2001 was $197,570. Our disinterested directors - with Mssrs. Feola, Cooper and Keeling abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default. Mr. Feola's individual loan, along with Mssrs. Cooper and Keeling's loans, had been, for period beginning in March 1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr. Feola and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message. In 2002, under the terms of a resignations agreement, Mr. Feola's outstanding loans were completely offset against previously accrued salaries.

In 1999, we consolidated all of Glenn Keeling's
outstanding loans from us, including accrued interest, into
one loan in the amount of $296,358.07 at 8% interest.  Mr.
Keeling began repaying the loans in May of 1999.   The loan
balance as of December 31, 2001 was $150,161. Our disinterested directors - with Mssrs. Keeling, Feola and Cooper abstaining with respect to their individual transactions- approved these loans because the disinterested directors believed they were for a good business purpose.
The business purposes was to refinance loans secured by BICO stock, so the stock wouldn't have to be sold when the loans were in default. Mr. Keeling's individual loan, along with Mssrs. Cooper and Feola's loans, had been, for period beginning in March 1996, secured by BICO certificates of deposits. Those CDs were released in February 1998, when
Mssrs. Cooper, Feola and Keeling obtained loans from BICO and repaid the loans which had been secured by BICO certificates of deposit. The disinterested directors believed that if Mr.
Keeling and the other directors had been forced to sell their stock, and to disclose the sale, it would have hurt our stock price because many people view insider stock sales as a negative message. In 2002, under the terms of a resignation agreement, Mr.
Keelings outstanding loans were completely offset against previously accrued salaries.

In September 1995, we granted a loan in the amount of $250,000 to Allegheny Food Services in the form of a one-year renewable note bearing interest at prime rate as reported by the Wall Street Journal plus 1%. Interest and principal payments have been made on the note, and as of December 31, 2002, the loan was paid off. Our board of directors approved this loan because of its business purpose
- in return for granting the loan, we received an option to purchase a franchise owned by Joseph Kondisko, a former director of Diasense, who is a principal owner of Allegheny Food Services. The franchise generates revenue, which is why we made the investment - until our products begin to generate significant revenues;

In 2001, we granted a loan in the amount of $110,000 to Anthony DelVicario, a former Diasense director and the president of American Intermetallics. We loaned him the money because he used it to try to close a transaction in Europe that will generate revenues. The transaction involves the creation of a distribution system in Europe to sell American Inter-Metallic's products and generate revenue. In November 2001, we increased the amount due to $114,000 to cover accrued interest and secured the loan with all of the assets of American Intermetallics. Mr. DelVicario began making monthly payments on the loan in March 2002 but is currently in default with a remaining balance of $112,554.

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

     Financial Statements                                        Page

     Report of Independent Certified Public Accountants
     Goff Backa Alfera & Company, LLC                            F-1

     Consolidated Balance Sheets
     December 31, 2002 and 2001                                  F-2

     Consolidated Statements of Operations
     for the years ended December 31, 2002, 2001 and 2000        F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2002, 2001 and 2000        F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 2002, 2001 and 2000        F-6

     Notes to Consolidated Financial Statements
     December 31, 2002, 2001 and 2000                            F-8

     2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company  filed a Form 8-K report on  September 18,
     2002,  for  the  event dated September 18,  2002.    The
     items  listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  September 19,
     2002,  for  the  event dated September 19,  2002.    The
     items  listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  September  23,
     2002, for the event dated October 23, 2002. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company  filed a Form 8-K report on  October  23,
     2002, for the event dated October 23, 2002. The item listed was Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on October 30, 2002, for the event dated October 30, 2002. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report  on  October  31,
     2002, for the event dated October 31, 2002. The items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The Company filed a Form 8-K report on October 31, 2002 for the event dated October 31, 2002. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company  filed a Form 8-K report on  November  5,
     2002 for the event dated November 5, 2002. The Items listed were Item 5, Other Events; and Item 7(c),
     Exhibits.

     The  Company filed a Form 8-K report on December 19,  2002 for the event dated December 19, 2002. The Items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company filed a Form 8-K report on February 6,  2003
     for the event dated February 5, 2003. The Items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The  Company filed a Form 8-K report on February 6,  2003
     for the event dated February 6, 2003. The Items listed were Item 6,Resignations of Registrant's Directors.

     The  Company filed a Form 8-K report on March 18,  2003
     for the event dated March 18, 2003. The Items listed were Item 3, Bankruptcy or Receivership.

     The Company filed a Form 8-K report on May 1, 2003 for the event dated April 29, 2003. The Items listed were Item 6, Resignation of Registrant's Directors.


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

3.10(4) By-Laws

3.11(5)  Amendment to Articles filed December 28,1992

3.12(8)  Amendment to Articles filed February 7, 2000

3.13(12) Amendment to Articles filed June 14, 2000

3.14(14) Amendment to Articles filed November 30, 2001

3.15(14)  Certificate of Designation of Series G Preferred
          Stock

3.16(14)  Certificate of Designation of Series H Preferred
          Stock

3.17(14) Certificate of Designation of Series I Preferred Stock

3.18(14) Certificate of Designation of Series J Preferred Stock

3.19(14) Certificate of Designation of Series K Preferred Stock

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

10.15(13)Marketing Agreement by and between BICO, Rapid HIV
          Detection Corp., GAIFAR and Dr. Heinrich Repke

10.16(13)Contract between Biocontrol Technology, Inc. and
          U.S. Army Assistance

16.1(7)  Disclosure and Letter Regarding Change in Certifying
          Accountants dated January 25, 1995

16.2 (10)Disclosure and Letter Regarding Change in
          Certifying Accountants dated August 24, 2000

	Order of Court dated August 5, 2003, regarding sale of inventory and equipment from Indiana, PA manufacturing facility.

	Order of Court dated October 14, 2003, regarding sale of BICO's equity interest in ViaCirq.

	Order of Court dated December 16, 2003, regarding sale of Petrol Rem, Inc. assets.

 	Order of Court dated May 25, 2004, regarding sale of BICO's eqity interest in Diasense, Inc.

	Liquidating Plan of Reorganization of Petrol Rem, Inc.
	 dated March 12, 2004.

	Order of Court dated July 8, 2004, confirming the
	 Petrol Rem, Inc. Plan of Reorganization.

	BICO, Inc. Second Amended Joint Plan of Reorganization.

	Second Amended Disclosure Statement to Accompany
	 Amended Joint Plan of Reorganization dated August 3, 2004.

	Order of Court Approving Joint Second Amended Disclosure
	 Statement, Fixing Time for acceptances or resections of plan, fixing time for hearing on plan confirmation, and setting last day for filing complaint objecting to discharge combined with notice therof.


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

  (10) Incorporated by reference from Exhibit with this title to Form 8-K filed August 24, 2000

  (11) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 2000

  (12) Incorporated by reference from Exhibit with this title to Form S-1 filed July 9, 2001

  (13) Incorporated by reference from Exhibit with this title to Form 8-K/A filed October 15, 2001

  (14) Incorporated by reference from Exhibit with this title to Form K for the year ended December 31, 2001

Item 15: Controls and Procedures

Our Chief Executive Officer (the ("Certifying Officer") is responsible for establishing and maintaining diclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Conformed Copy
                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of September 2004.

                                   BICO, INC.


                                   /s/ Anthony Paterra
                                   By: Anthony Paterra
                                   CEO,  principal executive
                                   officer and director


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                  Title                           Date


/s/ Anthony Paterra        Chief Executive Officer,        September 18, 2004
Anthony Paterra            Principal financial officer,
                           Principal accounting officer,
                           Director


/s/ Jerome M. Buyny        Director                        September 18, 2004
Jerome M. Buyny


                Report of Independent Accountants


The Board of Directors and Stockholders
BICO, Inc.

     We have audited the accompanying consolidated balance sheets of BICO, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BICO, Inc. and its
subsidiaries  as  of  December  31,  2002  and  2001,   and   the
consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note V, on March 18, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

September 17, 2004

                                       BICO, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                            Dec. 31, 2002    Dec. 31, 2001
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents (note A)                              $      81,682     $    268,095
 Accounts receivable - net of allowance for doubtful accounts
   of $43,664 at Dec. 31, 200         1                            50,096        1,235,957
 Inventory - net of valuation allowance (notes A and D)                 -        1,190,796
 Related party notes receivable (notes C and Q)                         -          138,394
 Notes  receivable (note C)                                        46,338                -
 Prepaid expenses (note E)                                              -        1,055,901
 Other current assets                                                   -           62,268
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                             178,116        3,951,411


PROPERTY, PLANT AND EQUIPMENT (notes A and K)
 Building                                                               -        2,566,777
 Land                                                                   -          246,250
 Leasehold improvements                                                 -        2,071,629
 Machinery and equipment                                                -        7,526,201
 Furniture, fixtures & equipment                                        -          937,607
                                                            -------------    -------------
                                                                        -       13,348,464

 Less accumulated depreciation                                          -        6,151,384
                                                            -------------    -------------
                                                                        -        7,197,080

OTHER ASSETS
 Related Party Receivables
  Notes receivable - (notes C and Q)                              317,137        1,036,293
  Interest receivable - (notes C and Q)                            16,047           14,406
                                                            -------------    -------------
                                                                  333,184        1,050,699

 Other notes receivable (notes C and Q)                           546,533        3,259,445
 Other interest receivable                                          1,384          144,411
                                                            -------------     ------------
                                                                  881,101        4,454,555

 Allowance for notes receivable                                  (881,101)      (1,050,699)
                                                            -------------     ------------
                                                                        -        3,403,856


 Goodwill, net of amortization  (notes A and U)                         -          595,217
 Intangible assets - marketing rights (notes F and K                    -        6,866,398
 Investment in unconsolidated subsidiaries-(notes A and G)              -        2,409,843
 Other assets                                                           -          213,616
                                                            -------------    -------------
                                                                        -       13,488,930
                                                            -------------    -------------
         TOTAL ASSETS                                       $     178,116      $24,637,421
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (Continued)

                                                            Dec.31, 2002      Dec. 31, 2001
                                                            ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $  4,105,303      $ 4,755,445
  Notes payable (note K)                                        1,473,347        7,037,198
  Current portion of long-term debt (note K)                      286,457           86,420
  Capital lease obligations (note L)                            1,265,299           75,523
  Liabilities in excess of assets held for sale (note U)          590,911                -
  Accrued liabilities (note J)                                  2,270,635        2,568,526
  Escrow payable (note N)                                           2,700            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                               9,994,652       14,525,812

LONG-TERM LIABILITIES
  Capital lease obligations (note L)                                    -        2,128,149
  Long-term debt (note K)                                               -          127,777
  Other                                                                 -           25,009
                                                             -------------    -------------
                                                                        -        2,280,935


COMMITMENTS AND CONTIGENCIES (note R)

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES (note A)                                         1,440          293,527

STOCKHOLDERS' EQUITY (DEFICIENCY)(note N)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Dec. 31,
   2002 and 4,000,000 shares at Dec. 31, 2001, outstanding
   7,138,933,127 shares at Dec. 31, 2002 and 2,450,631,111
   at Dec. 31, 2001                                           713,893,312      245,063,111
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 108,356 at
   December 31, 2002 and 16,930 at December 31, 2001.             108,357          169,300
   Discount assigned to beneficial conversion feature -
     preferred stock (note M)                                           -         (141,000)
   Additional paid-in capital                                (444,039,721)      10,887,152
   Warrants                                                             -        6,221,655
   Accumulated deficit                                       (279,779,924)    (254,663,071)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)               9,817,976        7,537,147
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    178,116     $ 24,637,421
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    2002             2001              2000
                                                -------------    -------------    -------------
Revenues
  Net sales                                      $2,828,923        $ 4,342,203    $   340,327

Costs and expenses
  Cost of products sold                           1,645,258          3,287,176        354,511
  Research and development (notes A,N and O)        896,186          7,113,258      6,651,471
  General and administrative (note N)            19,016,705         21,879,130     21,407,472
  Amortization  (notes A,F and G)                   175,000            804,458        392,307
  Impairment loss (note U)                        6,014,576                  -              -
                                                -------------    -------------    -------------
                                                 27,747,725         33,084,022     28,805,761
                                                -------------    -------------    -------------
    Loss from operations                        (24,918,802)       (28,741,819)   (28,465,434)

Other (income) and expense
  Gain on sale of MicroIslet stock               (1,283,852)                 -              -
  Interest income                                  (413,703)          (561,817)      (589,529)
  Debt issue costs (note A)                               -          2,218,066      1,005,000
  Beneficial convertible debt feature(notes A&M)          -          2,063,915      3,062,500
  Interest expense                                  639,591            826,346      1,924,873
  Warrant extensions (note N)                             -                  -      5,233,529
  Loss on unconsolidated subsidiaries(notes A&G)    524,151            279,978        158,183
  Loss on disposal of assets                        922,451             29,759        122,857
  Other taxes (note O)                                    -            120,882              -
  Unusual item (note K and Q)                      (170,075)        (2,562,848)     3,450,000
  Other Income                                      (20,512)            (7,715)        (5,547)
                                                -------------    -------------    -------------
                                                    198,051          2,406,566     14,361,866
                                                -------------    -------------    -------------
    Loss before unrelated
      investors' interest                       (25,116,853)       (31,148,385)   (42,827,300)

Unrelated investors' interest in
  net loss of subsidiaries                                -            206,075        280,997
                                                -------------    --------------   -------------
  Net loss                                     $(25,116,853)      $(30,942,310)   $(42,546,303)
                                                =============    ==============   =============

  Loss per common share - Basic:
   Net Loss                                    $      (0.01)      $      (0.02)   $      (0.04)
   Less: Preferred stock dividends                    (0.00)             (0.00)          (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.01)      $      (0.02)   $      (0.04)
                                                =============    =============    =============


  Loss per common share - Diluted:
   Net Loss                                    $      (0.01)      $      (0.02)   $      (0.04)
   Less: Preferred stock dividends                    (0.00)             (0.00)          (0.00)
                                                -------------    -------------    -------------
   Net loss attributable to
       common stockholders:                    $      (0.01)      $      (0.02)   $      (0.04)
                                                =============    =============    =============

The accompanying notes are an integral part of these statements.


                           BICO, Inc. and Subsidiaries

              Consolidated Statements of Stockholders' Equity (Deficiency)


			  	                                                         Note rec.
                 Preferred Stock  Discount assigned  Common Stock                 issued for  Additional
                  ---------------  to benef. conv.   ------------                  Common Stk  Paid in    Accumulated
                 Shares   Amount     feature     Shares      Amount    Warrants    Rel Party   Capital      Deficit      Total
                 ------   ------    ----------   ------      ------    ----------   -------- ----------- -------------- ----------
Balance at
Dec. 31,1999      72,000  720,000        -       956,100,496  95,610,050 6,791,161    85,608,192  (181,174,458)   7,554,945
                  ------  -------    ---------    ----------  ---------- ---------    ----------   -----------    ---------
Proceeds from
 stk offering       -        -           -       327,615,231  32,761,523     -       (14,156,873)           -    18,604,650
Proceeds from
 sale of Preferred
 stk.            380,000  3,800,000 (1,883,333)        -           -         -         2,358,333            -     4,275,000
Constructive div.
 on preferred stk.  -        -       1,883,333         -           -         -        (1,883,333)           -          -
Conversion of
 preferred stk. (452,000)(4,520,000)     -        56,679,610   5,667,961     -        (1,147,961)           -          -
Conversion of
 debentures         -        -           -        36,294,340   3,629,434     -           491,113            -     4,120,547
Warrants
 exercised          -        -           -         4,414,490     441,449  (307,581)      481,790            -       615,658
Warrants
 granted and extended
 -subsidiaries      -        -           -             -           -         -        11,084,555            -    11,084,555
Issuance of
 convertible debt   -        -           -             -           -         -         3,062,500            -     3,062,500
Common stk.
 issued for serv.   -        -           -         2,600,000     260,000     -            78,000            -       338,000
Common stk.
 issued-subs.       -        -           -             -           -         -           170,780            -       170,780
Warrants granted    -        -           -             -           -       608,655          -               -       608,655
Warrants expired    -        -           -             -           -      (888,000)      888,000            -          -
  Net loss          -        -           -             -           -         -              -      (42,546,303) (42,546,303)
                  ------  -------    -------   -------------  ---------- ----------   ----------   ----------- -----------
Balance at
  Dec. 31, 2000     -    $   -       $   -     1,383,704,167$138,370,417$6,204,235   $87,035,096 $(223,720,761) $ 7,888,987
                  ------  -------    -------   -------------  ---------- ----------   ----------   ----------- -----------
Proceeds from
 stk offering       -        -           -       769,410,092  76,941,009     -       (67,717,009)           -     9,224,000
Preferred stk.    16,930    169,300(1,962,632)         -           -         -        10,078,332            -     8,285,000
Constructive
 dividend on
 preferred stock    -         -     1,821,632          -           -         -        (1,821,632)           -          -
Conversion of
 debentures         -         -          -       297,516,852  29,751,685     -       (19,096,026)           -    10,655,659
Warrants
 granted and extended
 -subsidiaries      -         -          -             -           -         -            (1,331)           -        (1,331)
Issuance of
 convertible debt   -         -          -             -           -         -         2,058,970            -     2,058,970
Common stk.
 issued-subs.       -         -          -             -           -         -           162,500            -       162,500
Warrants granted    -         -          -             -           -        17,420       188,252            -       205,672
  Net loss          -         -          -             -           -         -              -      (30,942,310) (30,942,310)
                  ------  -------    -------   -------------  ---------- ----------   ----------  -----------
Balance at
 Dec. 31, 2001    16,930  $ 169,300 $(141,000) 2,450,631,111$245,063,111$6,221,655  $ 10,887,152 $(254,663,071) $ 7,537,147
                  ======  =======    =======   ============= =========== ==========   ==========   ===========  ===========

Proceeds from
 stk offering       -        -           -       372,444,628  37,244,463     -       (31,655,920)           -     5,588,543
Conversion of
 preferred stock  (6,094) (60,943)       -     4,315,857,388 431,585,738     -      (429,464,295)           -     2,060,500
  Constructive
 dividend on
 preferred stock    -         -       141,000          -           -         -              -               -       141,000
Warrants
 granted and extended
 -subsidiaries      -         -          -             -           -         -           (60,000)           -       (60,000)
Common stk.
 issued-subs.       -         -          -             -           -         -            31,687            -        31,687
Warrants expired/
 cancelled          -         -          -             -           -    (6,221,655)    6,221,655            -           -
  Net loss          -         -          -             -           -         -              -      (25,116,853) (25,116,853)
                  ------  -------    -------   -------------  ---------- ----------   ----------   -----------  -----------
Balance at
  Dec. 31, 2002   10,836 $108,357   $    -     7,138,933,167$713,893,312$    -     $(444,039,721)$(279,779,924) $(9,817,976)
                  ======  =======    =======   ============= =========== ==========   ==========   ===========  ===========

The accompanying notes are an integral part of these statements.





                                              BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         2002             2001            2000
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net loss                                                               $(25,116,853)  $(30,942,310)  $(42,545,303)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                            988,878        977,178        689,762
    Amortization                                                            175,000        804,453        392,307
    (Gain) Loss on disposal of assets                                       922,451         29,759        122,857
    Loss on unconsolidated subsidiaries                                     524,151        279,978        158,183
    Unrelated investors' interest in susidiaries                                  -       (206,078)      (280,997)
    Stock issued in exchange for services                                 3,334,947              -        338,000
    Stock issued in exchange for services by subsidiary                           -              -        225,000
    Debenture interest converted to stock                                         -              -        120,547
    Beneficial convertible debt feature                                           -      2,063,915      3,062,500
    Provision for (recovery of)potential loss on notes receivable          (169,598)      (137,502)      (152,359)
    Warrants granted                                                        768,545         17,420        608,655
    Warrants granted and extended by subsidiaries                           (28,313)       188,252     11,184,858
    (Decrease)increase in allowance for losses on accounts receivable       (43,664)             -        (20,015)
    (Increase)decrease in accounts receivable                             1,129,124       (835,007)       (25,148)
    Decrease in inventories                                               1,645,605      1,303,127        101,480
    (Decrease) in inventory valuation allowance                            (734,374)    (1,688,699)      (859,283)
    (Increase) decrease in prepaid expenses                               1,041,093        (67,547)      (651,305)
    (Increase) decrease in other assets                                     125,910       (113,051)        33,834
    Increase (decrease) in accounts payable                                 189,039      4,176,925       (296,657)
    Increase in other liabilities                                         1,288,567        820,451      1,112,211
    Debt forgiveness                                                              -     (2,562,848)             -
    Impairment loss                                                       6,014,576              -              -
    Gain on sale of MicroIslet stock                                     (1,283,852)             -              -
    Stock issued in payment of interest                                     121,711              -              -
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                        ( 9,107,057)   (25,891,584)   (26,681,873)
                                                                       -------------  -------------   -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                (363,331)    (1,542,038)    (1,388,508)
  Proceeds from sale of MicroIslet stock                                  1,521,038              -              -
  Disposal of property, plant and equipment                               2,171,261              -              -
  Acquisitions, net of cash acquired                                              -              -     (1,395,126)
  (Increase)decrease in notes receivable                                  2,599,451     (1,429,041)    (1,939,073)
  Payments received on notes receivable                                     115,963        383,716        378,817
  (Increase)decrease in interest receivable                                 141,386        (97,102)       (32,756)
  Purchase of marketing rights                                                    -     (1,285,000)             -
  Acquisition of unconsolidated subsidiaries                                      -     (1,093,948)    (2,078,520)
                                                                        -------------  -------------  -------------
    Net cash used by investing activites                                  6,185,768     (5,063,413)    (6,455,166)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                                    -     10,677,600     18,604,650
  Proceeds from warrants exercised                                          770,000              -        615,658
  Proceeds from sale of preferred stock                                   2,794,840      6,285,000      4,275,000
  Redemption of stock subscriptions                                               -     (1,453,600)             -
  Proceeds from debentures payable                                                -      8,255,659     12,250,000
  Payments on debentures payable                                                  -              -     (5,850,000)
  Payments on notes payable and long-term debt                           (1,826,103)   (14,408,087)       (53,125)
  Increase in notes payable and long-term debt                            1,934,512     14,120,502        855,801
  Decrease in capital lease obligations                                    (938,373)       (98,789)      (543,769)
                                                                       -------------  -------------   -------------
      Net cash provided by financing activities                           2,734,876     23,378,285     30,154,215
                                                                       _____________  _____________   _____________

      Net increase (decrease) in cash                                      (186,413)    (7,576,712)    (2,982,824)

  Cash and cash equivalents, beginning of year                              268,095      7,844,807     10,827,631
                                                                       -------------  -------------   -------------
  Cash and cash equivalents, end of year                               $     81,682   $    268,095   $  7,844,807
                                                                       =============  =============  =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         2002            2001             2000
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $    700,474     $   412,239     $  1,485,286
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:

Acquisition of property under a capital lease:
           Land                                                       $       -        $       -      $    112,500
           Building                                                           -                -         1,321,566
                                                                      -------------     ----------    ------------
                                                                      $       -        $       -      $  1,434,066
                                                                      =============     ==========    ============

Conversion of preferred stock for common stock                        $       -        $       -      $  5,580,168
                                                                      =============     ===========   ============
Preferred stock dividend paid in common stock                         $       -        $       -       $   121,825
                                                                      =============     ===========   ============
Constructive dividend on convertible preferred stock                  $    141,000     $ 1,821,632     $ 1,883,333
                                                                      =============     ===========   ============
Conversion of debentures for common stock                             $       -        $10,655,659     $ 4,000,000
                                                                      =============     ===========   ============
Conversion of stock subscriptions for common stock                    $       -        $ 9,900,000     $      -
                                                                      =============     ===========   ============
Preferred stock issued in payment of long term debt                   $       -        $ 2,000,000     $      -
                                                                      =============     ===========   ============
Acquisition of marketing rights for note payable                      $       -        $ 5,715,000     $      -
                                                                      =============     ===========   ============
Cancellation of marketing rights offset by
 reduction in note payable                                            $  5,600,000     $      -        $      -
                                                                      =============     ===========   ============
Reduction in notes receivable from related parties
by offsetting previously accrued salaries                             $    808,710     $      -        $      -
                                                                      =============     ===========   ============
The accompanying notes are an integral part of these statements.

                     BICO, Inc. and Subsidiaries

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 2002, 2001 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

1.   Organization

     Until March 18, 2003 when BICO, Inc. (the Company) and its subsidiary Petrol Rem, Inc. filed voluntary petitions for Chapter 11 bankruptcy with the United States Bankruptcy
     Court for the Western District of Pennsylvania, the Company and its subsidiaries engaged in the development, manufacturing and marketing of biomedical products and biological remediation products. In June 2000, the Company changed its name from Biocontrol Technology, Inc. to BICO, Inc.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of: Diasense, Inc., a 52% owned subsidiary as of December 31, 2002 and 2001; Petrol Rem, Inc., a 75% owned subsidiary as of December 31, 2002 and 2001; ViaCirq, Inc. (formerly IDT, Inc.), a 99% owned subsidiary as of December 31, 2002 and 2001; ViaTherm, Inc., a 99% owned subsidiary as of December 31, 2002 and 2001; Ceramic Coatings Technologies, Inc., a 98% owned subsidiary as of December 31, 2002 and 2001 and B-A-Champ.com, Inc., a 99.8% owned subsidiary as of December 31, 2002 and 2001. Also included in the consolidated financial statements are the accounts of the following subsidiaries which are inactive: International Chemical Technologies, Inc., a 58.4% owned subsidiary as of December 31, 2002 and 2001 and Barnacle Ban Corporation, a 100% owned subsidiary as of December 31, 2002 and 2001. All significant intercompany
     accounts  and transactions have been eliminated.   Subsidiary
     losses  in  excess of the unrelated investors'  interest  are
     charged  against  the  Company's interest.   Changes  in  the
     Company's proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary are accounted for as equity transactions in consolidation with no
     gain  recognition  due  to  the  development  stage  of   the
     subsidiaries   and  uncertainty  regarding  the  subsidiary's
     ability to continue as a going concern.

     Some of our consolidated subsidiaries also include consolidated subsidiaries of their own. Petrol Rem, Inc. consolidated financial statements include the accounts of Tireless, Inc., a 51% owned subsidiary as of December 31, 2002 and 2001. B-A-Champ.com, Inc. consolidated financial statements include the accounts of TruePoints.com, Inc., a 100% owned subsidiary as of December 31, 2002 and 2001.

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

7.   Investment in Unconsolidated Subsidiaries

     During 2000 and 2001, the Company made investments in unconsolidated subsidiaries (see Note G). These investments are being reported on the equity basis due to the Company's ownership percentage, options to purchase additional shares and membership on the boards of directors of each unconsolidated subsidiary as discussed in Note G. The difference between the amount invested and the underlying equity in the unconsolidated subsidiary's net assets is being amortized as goodwill over a 5-year period. With the Company's implementation of newly issued accounting standards effective January 1, 2002, goodwill will no longer be amortized. See Note A, number 20 and Note G.

8.   Loss Per Common Share

     Net loss per common share is based upon the weighted average number of common shares outstanding. The loss per share does not  include common stock equivalents since the effect  would
     be   antidilutive.   The  weighted  average  shares  used  to
     calculate the loss per share amounted to 3,643,337,572 in 2002, 1,952,313,675 in 2001,and 1,952,313,675 in 2000. The net
     losses attributable to common shareholders for the years ended December 31, 2002, 2001 and 2000 were $25,257,853,
     $32,763,942  and  $44,429,636,  respectively,  which  include
     constructive   dividends   to   preferred   stockholders   of
     $141,000, $1,821,632 and $1,883,333, respectively.

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

11.  Interest

     No interest was capitalized as a component of the cost of property, plant and equipment constructed for its own use during the years ended December 31, 2002, 2001 or 2000.

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

14.  Debt Issue Costs

     The Company follows the policy of expensing debt issue costs on debentures when debentures are issued. Total debt issue costs incurred for the periods ended December 31, 2002, 2001
     and   2000   were   $0,  $2,218,066  and   $1,005,000,
     respectively.

15.  Concentration of Credit Risk

     Financial  instruments, which potentially subject the  Company
     to   significant  concentrations  of  credit   risk,   consist
     principally   of   cash  investments  at   commercial   banks,
     receivables from officers and directors of the Company, and investments in unconsolidated subsidiaries Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company (Notes C and O) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

16.  Comprehensive Income

     The Company's consolidated net income (loss) is the same as comprehensive income required to be disclosed under Statement of Financial Accounting Standards No. 130.

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

19.  Advertising Costs

     Advertising costs are charged to operations when incurred.
     Advertising expenses for 2002, 2001 and 2000 were $7,302,
     $367,867 and $208,617, respectively.

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement were effective for the Company's fiscal year ending December 31, 2002.

NOTE B  - OPERATIONS AND LIQUIDITY

     The Company and its subsidiaries have incurred substantial losses in 2002 and in prior years and have funded their operations and product development through the sale of common and preferred stock and issuance of debt instruments. In late
     2001 and continuing throughout 2002, BICO experienced difficulty raising monies to support its own operations and controlling costs. During 2002, BICO began selling its assets to provide capital to meet its obligations. BICO's financial situation continued to deteriorate throughout 2002. Without necessary funding, BICO was unable to continue operations and to retain sufficient counsel to defend itself from litigation matters. In 2002, BICO was sued by several alleged creditors who obtained default judgments against BICO and a subsidiary. The judgment holders thereafter levied on property of BICO, scheduling an execution sale of assets. Faced with the threat of losing substantial assets to a single diputed creditor, BICO filed a petition for relief under Chapter 11 on March 18, 2003.

     In the years prior to the Chapter 11 filing, BICO experienced substantial losses and financial difficulties. The consolidated financial statements for The Company for the years ended 2002, 2001 and 2000 include disclosures that the Company had a net loss of $25,116,853, $30,942,310, and $42,546,303, respectively.
     As of December 31, 2002 and 2001, BICO's accumulated defict was $279,779,924 and $254,663,071, respectively.

     Prior to the Chapter 11 filing, BICO decided to voluntarily vacate its manufacturing facility in Indiana, PA. All manufacturing operations have ceased and no additional work is being performed on any remaining contracts at the Indiana, PA facility. The inventory and equipment at the Indiana, PA facility was sold in August 2003 during the course of BICO's Chapter 11 bankruptcy case.

NOTE C - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31, 2002      Dec. 31, 2001

  Related Parties


  Note receivable from Allegheny
  Food Services, Inc. of which
  Joseph Kondisko, a former
  director, is principal owner.
  The balance was due and payable        $      -       $ 24,394
  at December 31, 2001.

  Note Receivable from Anthony J.
  DelVicario, a former director of
  Diasense, Inc. and president of
  American Inter-Metallics, Inc.,
  dated November 9, 2001 in the
  amount of $114,000 payable on           112,554        114,000
  demand with interest at prime
  rate plus 2%.  The note is
  collateralized by the assets of
  American Inter-Metallics, Inc.

  Note receivable from Fred E.
  Cooper, Chief Executive Officer,
  dated April 28, 1999, in the
  amount of $777,400, payable in
  monthly installments of $9,427          204,583        671,338
  with a final balloon payment on
  May 31, 2002.  Interest is
  accrued at a rate of 8% per
  annum. Under an agreement
  between the Company and Mr.
  Cooper amounts accrued as
  unpaid salary were applied
  to the note balance during
  2002.

  Note receivable from Glenn
  Keeling, Director, dated April
  28, 1999, in the amount of
  $296,358, payable in monthly
  installments of $4,184 with a                 -        146,332
  final balloon payment on May 1,
  2002.  Interest is accrued at a
  rate of 8% per annum. Under an
  agreement between the Company
  and Mr. Keeling amounts accrued
  as unpaid salary were applied
  to the note balance during
  2002.

  Note Receivable from T.J. Feola,
  Director, dated April 28, 1999,
  in the amount of $259,477,
  payable in monthly installments
  of $3,676 with a final balloon                -        195,623
  payment on May 31, 2002.
  Interest is accrued at a rate of
  8% per annum. Under an
  agreement between the Company
  and Mr. Feola amounts accrued
  as unpaid salary were applied
  to the note balance during
  2002.


  Demand note receivable from
  Joseph A. Resnick, an employee,               -         23,000
  payable upon demand with 8.75%
  interest.

  Unrelated Parties

  Demand note receivable from
  Practical Environmental
  Solutions, Inc. on a $3,150,000
  line of credit agreement.
  Principal plus interest accrued
  at a rate of 10% per annum.
  Practical Environmental Solutions,            -      3,148,404
  Inc. discontinued operations
  in 2002 and the note was written
  off as uncollectible.

  Note receivable from sale of
  MicroIslet stock without interest        46,338              -
  (See note G)

  Note receivable from an
  individual, due on November 15,
  2002 with interest at prime plus         44,283        111,041
  2% (6.75% at December 31, 2001).

  Note receivable from CCTI Partners
  in connection with an Asset
  Purchase Agreement for the sale
  of assets by Ceramic Coating
  Technologies, Inc. $227,053 of          502,250              -
  the note was due on October 31,
  2002 without interest. The balance
  of the note was duee over a five
  year period with interest of 6%.

                                       ----------    -----------
                                          910,008      4,434,132

  Less current notes receivable            46,338        138,394
                                       ----------    -----------
  Noncurrent                           $  863,670    $ 4,295,738
  Accrued Interest                         17,431        158,817
                                       ----------    -----------
  							881,101      4,454,555
                                       ==========    ===========

     Accrued interest receivable on the related party notes as  of
     December   31,  2001 and  2002  was  $14,406   and   $16,047,
     respectively.

     Due  to  the  financial dependency of the above officers  and
     directors  on  the Company, an allowance of   $1,050,699  was
     provided as of December 31, 2001. At December 31, 2002, an allowance of $881,101 was provided on the notes receivable since no payments have been made through September 10, 2004.

     In  April  2001,  the  Company loaned $70,000  to  Pascal  M.
     Nardelli, President and Chief Executive Officer of Petrol Rem, Inc. In August 2001, this demand note and accrued interest of $2,110 were paid in full.

     The Company sold 2,366 shares of Series K preferred stock to J.P. Carey Asset Management in May 2002 and 895 shares in July 2002 under a commitment from J.P. Carey Asset Management to purchase these securities. In exchange for these shares of preferred stock, J.P. Carey Asset Management issued promissory notes for $1,630,500. The notes bear interest at 8% per annum beginning 10 months after the date of the note. At September 30, 2002, the promissory notes had been paid in full.

NOTE D - INVENTORY

     Inventories consisted of the following as of:

                                Dec. 31, 2002          Dec. 31, 2001


          Raw materials          $        -             $   543,354

          Work in Process                 -                 341,226

          Finished goods                  -               2,111,439
                                  ---------               ---------
                                          -               2,996,019

          Less valuation                  -              (1,805,223)
          allowance               ---------               ---------

                                 $        -             $ 1,190,796
                                  =========               =========

As discussed in Note I, inventory of approximately $855,000 was reclassified and reported in the excess of liabilities over assets held for sale at December 31, 2002.




NOTE E - PREPAID EXPENSES

     Prepaid expenses consisted of the following as of:

                                 Dec. 31, 2002      Dec. 31, 2001


      Prepaid insurance          $        -         $  330,761

      Prepaid professional fees           -            612,813

      Other                               -            112,327

                                 ----------          ---------
                                 $        -         $1,055,901
                                 ==========          =========

As discussed in Note U, prepaid expenses of approximately $1,500,000 were written off in the final quarter of 2002.

NOTE F - INTANGIBLE ASSETS

     In June 2001, the Company entered into a marketing agreement with GAIFAR, a German company that owned all the rights to certain rapid HIV tests, and Dr. Heinrich Repke, the individual who developed
     the  tests.   The  marketing rights were assigned  to  Rapid  HIV
     Detection  Corp,  of which the Company owns 75% and  GAIFAR  owns
     25%.   GAIFAR  retained the manufacturing rights for  the  tests.
     The agreement, as amended, provided for a due diligence period until October 15, 2001 and approval by the Company's board of
     directors.   In  October  2001,  the  due  diligence  period  was
     completed  and  the  Company's  board  provided  their  unanimous
     resolution, making the marketing agreement fully effective.   The
     marketing agreement had a minimum ten-year term and called for total payments of $7,000,000 through the third quarter of 2002.
     The entire $7,000,000 was recorded as an intangible asset with  a
     corresponding  amount  payable to  GAIFAR.   When  the  marketing
     agreement became effective in October 2001, $1,025,000 previously loaned to GAIFAR was applied to the $7 million owed to GAIFAR for the  marketing rights.  The original agreement called for a  loan of  $500,000  to the owner of the rapid HIV tests and technology, but the Company agreed to loan another $125,000 during the second quarter 2001 while the due diligence was continuing. During the third quarter 2001, the Company loaned an additional $400,000 while the due
     diligence  was  completed.   These payments  to  GAIFAR  totaling
     $1,025,000 were made part of the consideration paid to acquire the exclusive worldwide marketing rights to the rapid HIV tests and technology and are now part of the Company's investment in Rapid HIV Detection Corp. An additional $260,000 was paid to
     GAIFAR during the fourth quarter of 2001 reducing the amount due to GAIFAR to $5,715,000, which is included in the current portion of long-term debt at December 31, 2001(note K). The remaining payments were due in monthly amounts ranging from $125,000 to $1,000,000 through August 20, 2002.

     Due to cashflow problems, only $115,000 was paid to GAIFAR during the quarter ended March 31, 2002. Because of the uncertainty of the Company's ability to recover the value of the intangible asset recognized for the marketing rights at March 31, 2002, an impairment charge was recorded at March 31, 2002, to reduce the intangible asset to $5,600,000, which was the balance of the obligations due under that agreement. In May 2002, the Company lost its exclusive marketing rights because the Company was unable to make the payments required. As a result, the intangible asset and corresponding note payable of $5,600,000 was written off in the second quarter of 2002.

     The marketing rights were being amortized as an intangible asset over the ten-year minimum term of the marketing agreement. Amortization of $133,602 was recognized during 2001 and $175,000 was recognized during 2002 prior to the loss of the exclusive marketing rights.

NOTE G - INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     Prior to January 1, 2002, investments in unconsolidated subsidiaries were being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries were being amortized as goodwill over a 5-year period during prior years. However, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible
     Assets" became effective for the Company's financial statements as of January 1, 2002 and, under this provision, goodwill was no longer amortized but was evaluated for impairment during 2002.

     During the year ended December 31, 2001, the Company invested an additional $10,000 in Insight Data Link.com, Inc. (IDL), an unconsolidated subsidiary interest initially acquired in
     2000.   With  this  additional investment,  the  Company  had
     invested  $110,000  in  IDL and its ownership  percentage was
     approximately  27%.   Insight is a  Pennsylvania  corporation
     formed to engage in the business of acting as an internet clearinghouse for persons seeking to acquire, and persons having available, shopping mall space, as well as software development for related projects. Due to a history of negative cashflow and the uncertainty of the Company's ability to recover the carrying amount of its investment in IDL an impairment loss of $64,505 was recognized in 2002.

     Also during the year ended December 31, 2001 the Company invested an additional $190,000 in American Inter-Metallics, Inc. ("AIM") an unconsolidated subsidiary interest initially acquired during 1999. With this additional investment, the Company owns 20% of AIM. AIM has its operations in Rhode Island, and is developing a product that enhances performance in rockets and other machinery by increasing the burn rate of propellants. Due to a history of negative cashflow and the uncertainty of the Company's ability to recover the carrying amount of its investment in AIM an impairment loss of $712,500 was recognized in 2002.

     During the year ended December 31, 2001, Diasense invested an additional $600,000 in Microislet, Inc., an unconsolidated
     subsidiary  interest initially acquired  in  2000.   With
     this additional investment, Diasense had invested $1,600,000 in Microislet and its ownership is approximately 20.2%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain its ownership percentage of 20.21%. As a result of this transaction, Diasense's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholder received 3.1255 shares of MicroIslet common stock for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002,
     ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS>OB. Because Diasense's ownership percentage went below 20% and because the Company was not represented on the board of directors of MicroIslet, this investment was reported on the cost basis beginning in the second quarter of 2002 and no longer reported under the equity method. Also, the carrying value of $160,461 was no longer classified as an investment in an unconsolidated subsidiary as of June 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

     In July 2002, Diasense sold 1,000,000 shares of MicroIslet common stock for $500,000, an additional 1,758,772 shares were sold in September 2002 for $879,386 and the remaining 706,679 shares were sold in December 2002 for $691,340. The purchasers of the stock are not affiliated with the Company, its subsidiaries or any of its officers and directors. A gain of $1,283,852 was recognized as a result of these sales. The proceeds from the sales were used to reduce the amount owned by Diasense to BICO.

     Also during the year ended December 31, 2001, Diasense invested an additional $293,948 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, Diasense had invested $987,468 in Diabecore and owns approximately 24% of this unconsolidated subsidiary. Diasense held a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes. Due to a history of negative cashflow and the uncertainty of the Company's ability to recover the carrying amount of its investment in Diabecore an impairment loss of $715,487 was recogized in 2002.

     The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of December 31, 2002 and December 31, 2001 are as follows:


                      Investment in
Unconsolidated        Underlying Net      Unamortized
  Subsidiary             Assets             Goodwill               Total
                       2002     2001       2002     2001        2002     2001
American Inter-
Metallics, Inc.    $        0 $318,200  $       0  $394,300 $       0 $  712,500
Insight Data Link.com       0   22,876          0    41,629         0     64,505
MicroIslet, Inc.            0  130,477          0   786,874         0    917,351
Diabecore Medical,Inc       0  158,935          0   556,552         0    715,487
                    _________ ________  _________ _________ __________  ________
Total              $        0 $630,488 $        0$1,779,355$        0 $2,409,843
                    ========= ========  ========= ========= ========== =========


NOTE H- BUSINESS SEGMENTS

The   Company  operated  in  two  reportable  business   segments:
Biomedical devices, which included the operations of BICO, Inc., Diasense, Inc. and ViaCirQ, Inc. and Bioremediation, which included the operations of Petrol Rem, Inc. Following is summarized financial information for the Company's reportable segments:

                             Biomedical
2002                          Devices  Bioremedication  All Other  Consolidated
Sales to external customers $ 2,608,736  $  138,751     $  81,436  $ 2,828,923
Cost of products sold         1,423,242     204,325        17,691    1,645,258
Gross profit (loss)           1,185,494     (65,574)       63,745    1,183,665
Identifiable assets           1,126,107     103,036             0    1,229,143
Interest Income                  74,169     339,534             0      413,703
Interest Expense                617,155      22,436             0      639,591


                             Biomedical
2001                          Devices  Bioremedication  All Other  Consolidated
Sales to external customers $   817,353  $3,383,637     $ 141,213  $ 4,342,203
Cost of products sold           558,408   2,507,717       221,051    3,287,176
Gross profit (loss)             258,945     875,920       (79,838)   1,055,027
Identifiable assets          17,414,784   6,515,188       642,095   24,572,067
Capital expenditures            930,012     512,887        99,139    1,542,038
Depreciation and amortization 1,302,037     350,688        56,355    1,709,080
Interest Income                 259,928     301,889             0      561,817
Interest Expense                737,972      11,329        77,045      826,346


                             Biomedical
2000                          Devices  Bioremedication  All Other  Consolidated
Sales to external customers  $    81,954 $  217,722     $   40,651  $   340,327
Cost of products sold             47,862    179,446        127,203      354,511
Gross profit (loss)               34,092     38,276       (86,552)     (14,184)
Identifiable assets           16,628,619  4,385,100        835,589   21,849,308
Capital expenditures           2,788,454          0         34,120    2,822,574
Depreciation and amortization    979,083     74,120         43,198    1,096,401
Interest Income                  543,457     46,072              0      589,529
Interest Expense               1,811,665          0        113,208    1,924,873



NOTE I - LIABILITIES IN EXCESS OF ASSETS HELD FOR SALE

In March 2003, the Company and its subsidiary Petrol Rem, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. Following the filing, as discussed in
Note V, the Company's equity interests in Diasense, ViaCirq, and Viatherm were sold; Petrol Rem was liquidated in connection with its own bankruptcy plan; and the former operating assets at the Company's manufacturing facility were sold. Although, these transactions all took place after the Chapter 11 filing efforts were underway to dispose of these assets at December 31, 2002. The balance of $590,911 recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale as of December 31, 2002. Following is a summary of these items:


Accounts Receivable                      $ 100,401
Inventory (net of valuation
 allowance)                                855,000
Property, Plant and Equipment
 (net of accumulated depreciation)          79,599
Other Assets                                16,022

Accounts Payable                          (839,181)
Accrued Expenses                          (802,752)
                                          ---------
Liabilities in Excess of
 Assets Held for Sale                   $ (590,911)
                                          =========



NOTE J - ACCRUED LIABILITIES


     Accrued liabilities consisted of the following as of:

                                   Dec. 31, 2002    Dec. 31, 2001


      Accrued interest           $      42,118       $   176,080
      Accrued payroll                2,228,517         1,503,563
      Accrued vacation                       -            65,446
      Accrued class action
        settlement (note O)                  -           425,000
      Deferred revenue                       -           173,516
      Accrued income taxes                   -           140,827
      Other accrued liabilities              -            84,094
                                   -----------        ----------
                                 $   2,270,635       $ 2,568,526
                                   ===========        ==========

NOTE K - DEBT OBLIGATIONS

Notes payable consisted of the following as of:

                                                Dec. 31,       Dec. 31,
                                                  2002           2001


Note Payable in connection with a Settlement
Agreement and Mutual Release related to  the
outstanding  amounts owed for the  Company's
stock  purchase agreement for 58.4% interest
in International Chemical Technologies, Inc.  $  443,520      $  500,000
(ICTI).  The note bears interest at  a  rate
of 10% per annum and is payable in ten monthly installments from January to October
2002.

Note  Payable to Cache Capital payable
on or before March 28, 2003 with                 518,000              -
interest at 22%

Note Payable to Individuals on demand
with interest at a rate  of 13%                  242,698              -

Promissory  Note  payable  to  the  minority
owner of Intco, Inc., a 51% owned subsidiary
of  the  Company's subsidiary,  Petrol  Rem,
Inc.   The loan is collateralized by  Petrol     219,961        500,000
Rem's 51% ownership in Intco. Principal and interest at 7% per annum are payable upon demand

Note Payable in connection with the purchase
of  marketing rights for certain  rapid  HIV
tests.   The  note  is  payable  in  various          -       5,715,000
monthly  installments ranging from  $125,000
to $1,000,000 per month through August 2002.
The note was eliminated in 2002 in connection with the Company's loss of its marketing rights. (See note F)

Commercial Premium Finance Agreement payable
in  nine  monthly  installments  of  $11,492          -          89,187
including   interest  at  8.15%  per   annum
beginning December 9, 2001.

Commercial Premium Finance Agreement payable
in  nine  monthly  installments  of  $15,878          -         108,630
including   interest  at  6.9%   per   annum
beginning November 1, 2001.

Commercial Premium Finance Agreement payable
in variou monthly installments including         49,168          79,016
interest at various rates.

$50,000 line of credit with PNC Bank.  The
outstanding balance bears interest at a
rate of 6.75% per annum.                              -         45,365
                                              ----------      --------
Note payable                                 $1,473,347      $7,037,198
                                              ==========      =========

During the year ended December 31, 2001, the Company issued promissory notes totaling $11,715,000. As of December 31, 2001, all of these promissory notes totaling $11,715,000 had been repaid with proceeds from the sale of common stock subscriptions and preferred stock.

Long-term debt consisted of the following as of:

                                                Dec. 31,       Dec. 31,
                                                 2002           2001
Demand Note in favor of INTCO, Inc.
(a former subsidiary of Petrol Rem)at
an interest rate of 13% per annum.           $ 286,457       $         -
Demand for payment was made in July 2002

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal and interest at 9.5% per annum are          -            3,503
payable in 25 equal monthly installments  of
$1,500  each  commencing February  27,  2000
with   a  final  payment  of  all  remaining
principal and interest due on March 27, 2002.

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal  and interest at 9% per annum  are
payable on demand or, if no demand is  made,          -            3,602
in  35  equal monthly installments  of  $320
each commencing February 25, 2000 with a final payment of all remaining principal and interest due on February 25, 2003.

Promissory Note of Intco, Inc., a 51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Intco equipment.
Principal  and interest at 7.75%  per  annum
are  payable on demand or, if no  demand  is          -           12,285
made, in 47 equal monthly installments of $325 each commencing October 10, 2001 with a final payment of all remaining principal and interest due on September 10, 2005.

Term  Loan  of Tireless, Inc., a  51%  owned
subsidiary   of  the  Company's  subsidiary,
Petrol Rem, Inc.  The loan is collateralized
by certain Tireless assets.                           -          194,444
Principal  and interest at prime  rate  plus
2.5% per annum are payable in 36 monthly installments of $5,556 each plus interest commencing December 1, 2001.


Note  Payable to a bank in monthly  payments
of  $433  including interest  at  8.75%  per          -              363
annum.    The  loan  in  collateralized   by
equipment.                                    ----------       ----------
                                                286,457          214,197

Current portion of long-term debt               286,457           86,420
                                              ----------       ----------
Long-term debt                               $        -      $   127,777
                                              ==========       ==========

     As of December 31, 2001, the Company's current portion of long-term debt included $4,091,667 due in connection with debt incurred when ICTI was purchased. In addition, $1,084,277 was accrued for interest related to the ICTI debt. In the fourth quarter, the Company finalized an agreement to make payments of $725,000, issue 4,000 shares of convertible preferred stock valued at $2,000,000, issue 50,000 shares of the common stock of the Company's subsidiary, ViaCirq, valued at $150,000 and issue 25,000 shares of the common stock of the Company's subsidiary, Petrol Rem, valued at $12,500 as settlement for the amounts due. As a result of this agreement, the Company recognized $2,562,848 in debt forgiveness in the fourth quarter of 2001.

NOTE L - LEASES

Operating Leases

     The Company and its related subsidiaries lease office facilities, various equipment and automobiles under operating leases expiring in various years through 2005. Total lease expense related to these leases was approximately $587,293, $598,981, and $534,235,in the years ended December
     31,  2002, 2001 and 2000, respectively. (See Note V)

Capital Leases

     During 1996, the Company leased two manufacturing buildings under capital leases expiring in various years through 2011. The assets and liabilities under capital leases were recorded at the lower of the present value of the minimum lease
     payments  or  the fair value of the asset.   The  assets were
     depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense.

     During 1998, the Company terminated the lease of one of its two manufacturing buildings in response to the filing of a judgement for nonpayment under the terms of the lease. The Company recognized a loss of $387,321 based upon the difference between the remaining lease obligation and the property relinquished.

     In July 2000, the Company entered into a new capital lease replacing the lease on its manufacturing facility terminated in 1998. Under the terms of the lease, the Company will make total payments of $1,602,221 through December 2010, at which time title to the property will be transferred to the
     Company.   Management  recognized  this  property   and   the
     corresponding capital lease obligation at the present value of the lease payments, which was $1,434,066 at the inception of the lease, using an imputed rate of 9% per annum. The Company received an eviction notice under this lease in August 2002, as a result, the Company vacated its manufacturing facility. In January 2003, the remaining asset and accumulated depreciation were written off through an impairment charge as of December 31, 2002.

     In August 2002 the Company vacated one of its manufacturing buildings, which had been accounted for under a capital lease. When this lease was terminated, the Company recognized an abandonment loss of approximately $647,000, resulting from the write offs of property, plant and equipment with a book value of appoximately $1,617,000 and the related lease obligations of approximately $970,000.

The following is a summary of property held under capital leases:

                              Dec. 31, 2002      Dec. 31, 2001

 Buildings                  $         0          $  2,527,326
 Land                                 0               246,250
 Equipment                            0               264,490
                             ----------          ------------
       Sub Total                      0             3,038,066

 Less: Accumulated
       Depreciation                   0               680,776
                             ----------          ------------
 Total Property under
 Capital Leases             $         0          $  2,357,290
                             ==========          ============


NOTE M- SUBORDINATED CONVERTIBLE DEBENTURES

     During 2001 the Company issued subordinated 4% convertible debentures totaling $8,255,659. Such convertible debentures were issued pursuant to Regulation D, and/or Section 4(2) and have a one-year mandatory maturity and are not saleable or convertible for a minimum of 90 days from issuance. A $2,063,915 expense was recognized upon issuance for the beneficial conversion feature of these debentures. As of December 31, 2001, all of the debentures totaling $10,655,659 were converted into 297,516,852 shares of common stock. There were no debenture transactions during 2002.

NOTE N- STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company may issue up to 500,000 shares of preferred stock in series, which would have rights as determined by the Board.

     During 2001, 500,000 shares of preferred stock were authorized as "4% Cumulative Convertible Preferred Stock" in series G, H,I,J and K. 16,930 preferred shares were issued in 2001 and 4,211 were issued in 2002. There were 10,305 preferred shares converted during 2002 leaving a balance of 10,836 shares outstanding at December 31, 2002.

     Series G, H, J and K include a beneficial conversion  feature
     providing   the   preferred  shareholder  a   discount of
     between 10% and 24%, depending upon the series, upon conversion to the Company's common stock after a required holding period. The value of this beneficial conversion feature is determined by reducing the market price of the Company's common stock by the discounted conversion price on the date of commitment. This discount is recognized as a discount assigned to the beneficial conversion feature of preferred stock and is amortized as constructive dividends to the preferred shareholders over the holding period using the effective interest method.

     In 2001, the Company issued 4,000 shares of convertible preferred stock in connection with a settlement agreement for obligations incurred in 1998 when the Company purchased its interest in ICTI, Inc. The settlement documents provide that, if the value of the common stock available from the conversion of the preferred stock on the date the registration statement on this stock became effective was less than $2 million then the difference would be subject to a note payable over a 36 month perion at 10% interest. The balance due is currently secured by a confession of judgement.

     Common Stock

     The Company filed a Form S-8 in December 2001 that included 125 million shares. The Form S-8 allowed the Company to issue freely tradable stock to non-executive employees under the Employees' Equity Compensation plan and to certain consultants in lieu of paying them cash. As of December 31, 2002, all 125 million shares of common stock had been issued from that Form S-8. Two additional Form S-8s were filed in March 2002 that included shares for consultants. One Form S-8 registered 100 million shares for a consultant. The other Form S-8 included stock for a consultant to obtain upon a warrant exercise. The consultant exercised $770,000 in warrants and he was issued 110 million shares of common stock in April 2002.

     In May 2002, the Company registered 1,210,000,000 shares of common stock on Form S-1 on behalf of the selling shareholders. These shares were registered on behalf of our preferred shareholders.

     On July 5, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 4 billion to 8 billion shares.

     On July 29, 2002, the Company filed a registration statement for 3.9 billion shares. 900 million of those shares were registered on behalf of our preferred stockholders.

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

     As of December 31, 2002 all remaining warrants were deemed to have been cancelled due to the Company's bankruptcy and the balance previously reported as a component of Stockholders
     Equity was added to Additional Paid In Capital.

NOTE 0 - UNUSUAL ITEMS

     It is the Company's policy to record an inventory valuation allowance against finished goods and raw materials for products for which a market has not yet been established. During 2002, Petrol Rem sold inventory for which an inventory allowance had previously been established. Therefore, the Company reduced its inventory valuation allowance and recorded an unusual gain for the recovery of inventory valuation allowance of $170,077.

NOTE P - INCOME TAXES

     As  of  December  31, 2002, the Company  had   available
     approximately $166,000,000 of net operating loss carryforwards
     for  federal  income  tax  purposes.    These   carryforwards
     are available, subject to limitations, to offset future taxable income, and expire in tax years 2003 through 2023.
     The  Company  also  has  research  and  development   credit
     carryforwards available to offset federal income taxes of approximately $1,569,000, subject to limitations, expiring in tax years 2005 through 2021.

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

     The following is a summary of the composition of the Company's deferred tax asset and associated valuation allowance at December 31, 2002, December 31, 2001 and December 31, 2000:

                                  Dec. 31,      Dec. 31,        Dec. 31,
                                    2002          2001            2000

       Net Operating Loss       $56,440,000    $ 53,516,000   $ 45,050,000
       Warrant Expense            8,593,191       8,593,191      8,593,191
       Tax Credit Carryforward    1,569,000       1,569,000      1,775,000
                                 ----------      ----------    -----------
                                 66,602,191      63,678,191     55,418,191
       Valuation Allowance      (66,602,191)    (63,678,191)   (55,418,191)
                                 ----------      ----------    -----------
       Net Deferred Tax Asset  $       -        $      -       $      -
                                 ==========      ==========    ===========


     The following is a summary of deferred tax benefit and the associated increase in the valuation allowance:


                                                  Increase in
                                    Deferred       Valuation
                                   Tax Benefit     Allowance      Net

     Year-ended December 31, 2002  $(2,924,000)   $  2,924,000    $ 0
     Year-ended December 31, 2001  $( 8,466,000)  $  8,466,000    $ 0
     Year-ended December 31, 2000  $(11,357,323)  $ 11,357,323    $ 0
     From March 20, 1972 (inception)
     Through December 31, 2002     $(66,602,191)  $ 66,602,191    $ 0


NOTE Q - RELATED PARTY TRANSACTIONS

     Research and Development Activities

     The Company performed research and development activities related to the non-invasive glucose sensor (the Sensor) under a Research and Development Agreement with Diasense, Inc.

     BICO financed its operations from the sales of stock and issuance of debt and was reimbursed for costs incurred under the terms and conditions of the Research and Development Agreement for the research and development of the Sensor by Diasense, Inc. In January 2003 all research and development activities were ceased.

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

     Related Party Receivables - See Note C


NOTE R - COMMITMENTS AND CONTINGENCIES

     Litigation

     During April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorney's office for the District Court for the Western District of Pennsylvania.
     In July 2002, the Company was notified that this investigation was concluded with no charges against BICO or its subsidiaries.

     On April 30, 1996, a class action lawsuit was filed against the Company, Diasense, Inc., and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al.,was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the Noninvasive Glucose Sensor and other related activities, which the company denies. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the company agreed to settle the lawsuit for a total amount of $3,450,000.

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

     Lawsuits have been filed against the Company and its subsidiaries for collection of approximately $1,645,062 for amounts due to creditors or employees. Management is defending these actions and working to negotiate suitable payment arrangements as funds allow, but the lack of funds are likely to cripple the Company's ability to defend or settle the litigation, and possibly the Company. The dollar amount of these claims is included in either accounts payable or accrued expenses. During 2002, default judgements have been entered against the Company for $582,091 of these claims.

     Management of the Company believes that any liability arising from litigation through the effective date of the Company's reorganization will be either dismissed or settled through the plan of reorganization.

NOTE S- EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401(k) provisions, which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There were no employer contributions to the plan from inception through December 31, 2002.

NOTE T - OFFICER AGREEMENTS

     In July 2002, BICO entered into agreements with Fred Cooper, Anthony J. Feola and Glenn Keeling in connection with their resignations. Both Mssrs. Cooper and Feola resigned as both officers and directors of BICO, Diasense, and all of our affiliates. Mr. Keeling resigned as an officer and director of BICO and Diasense, but continued as an officer and director of ViaCirq until his resignation was requested for breach of contract by the Company in September 2002. All of the July 2002 agreements provided us with a right to offset their accrued and unpaid salaries against the balance of the loans they owed us. The July 2002 agreements released us from our obligations under their employment agreements, which included not only significant severance payments, but would have required us to issue them collectively a total of 12% of our outstanding common stock. We agreed to pay their health insurance for a year. We also agreed to pay Mr. Cooper as on outside consultant so he could transition the work he had been doing, and facilitate completing financing transactions he was working on. Mr. Cooper was to be paid $15,000 per month, including any expenses under the agreement, which has a maximum term of one year and is terminable at any time with ten days notice. In September 2002, the consulting agreement with Mr. Cooper was terminated.

NOTE U - QUARTERLY INFORMATION (UNAUDITED)

     As a result of the Company's cessation of operations and bankruptcy filing in the first quarter of 2003 (Notes B and V) adjustments were made in the final quarter of 2002 to reclass certain assets and liabilities that were held for sale. As discussed in Note I these items resulted in a net Liabilities in Excess of Assets Held for Sale of $590,911 at December 31, 2002.

     Company results of operations for the fourth quarter of 2002 also includes an impairment loss of approximately $3,800,000 to reduce the carrying value of Property, Plant and Equipment (approximately $900,000), Prepaid Expenses (approximatley $1,500,000), Goodwill (approximately $200,000), Investments Unconsolidated Subsidiaries
    (approximately $700,000), and other assets (approximately $500,000). These losses were partially offset by a gain on the sale of MicroIslet stock of approximately $530,000 realized in the fourth quarter of 2002.

NOTE V - SUBSEQUENT EVENTS (UNAUDITED)


     Operations Ceased

     In January 2003 operations at the Company's manufacturing facility were discontinued and the Company vacated the facility rather than litigate with its landlord, Indiana County. The County had filed a lawsuit to evict the Company and recover the balance of the lease and damages.

     Common Stock

     During the first quarter 2003, we issued approximately 248.57 million shares of our common stock from conversion of Series K preferred shares.

     Chapter 11 Bankruptcy

     On March 18, 2003, the Company and its subsidiary, Petrol Rem, Inc. filed voluntary petitions for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania.

     On August 3, 2004 the Company, along with a joint plan proponent, PHD Capital,submitted a Plan of Reorganization. PHD Capital is an investment banking company and was used by the Company prior to the filing of the Chapter 11 as an investment banker to raise funds. None of the principals or insiders of the Company are principals or insiders of PHD Capital, nor have any members of PHD Capital ever held any posiions with the Company. As of September 15,2004 sufficient votes had been received from creditors to approve the Plan of Reorganization and a hearing is set for September 23, 2004 at which time the Court will decide whether or not to confirm the plan.

     Asset Sales

     During the course of the bankruptcy the Company (Debtor) has liquidated substantially all of its operating and investment assets.

     In August 2003 the Company sold all inventory and equipment formerly held at its Indiana County manufacturing facility to an unrelated party for $130,000.

     In October 2003 the Company sold its equity and debt interest in subsidiaries Viacirq, Inc. and Viatherm, Inc. to an unrelated party for $300,000.

     In December 2003 the Company sold its equity and debt interest in subsidiary Diasense, Inc. to an unrelated party for $80,000.


     Petrol Rem, Inc. Liquidating Plan of Reoranization

     In July 2004 the United States Bankruptcy Court for the Western District of Pennsylvania confirmed a plan of liquidation for the Company's subsidiary, Petrol Rem, Inc. In December 2003 Petrol Rem, Inc sold all of its assets to an unrelated party for $100,000. The proceeds from the sale were utilized in the Liquidating Plan to pay administrative expenses and claims; priority creditor claims and unsecured claims of creditors to the extent of available funds.