Form 10-Q
period 2003-03-31
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       March 31, 2003

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

                       (412) 279-1059
     Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                 No  X

     As of March 31, 2003, 7,387,507,775 shares of BICO, Inc.
common stock, par value $.10 were outstanding.


                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            March 31, 2003   Dec. 31, 2002
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $       5,509     $     81,682
 Accounts receivable                                                    -           50,096
 Notes  receivable                                                      -           46,338
                                                             -------------    -------------

                 TOTAL CURRENT ASSETS                               5,509          178,116


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $       5,509      $   178,116
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
							  Consolidated Balance Sheets
                                                    (Continued)

                                                           March 31, 2003     Dec. 31, 2002
                                                            ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $          -      $ 4,105,303
  Notes payable                                                         -        1,473,347
  Current portion of long-term debt                                     -          286,457
  Capital lease obligations                                             -        1,265,299
  Accrued liabilities                                                   -        2,270,635
  Escrow payable                                                        -            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                                       -        9,403,741

LONG-TERM LIABILITIES
  Liabilities subject to compromise                             8,154,100                -
  Liabilities in excess of assets held for sale                   601,561          590,911
                                                             ------------     -------------
                                                                8,338,873        9,994,652


COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES                                                      -            1,440

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Mar. 31, 2003
   and Dec. 31, 2002, outstanding 7,387,507,775 shares
   at Mar. 31, 2003 and 7,138,933,127 shares at
   Dec. 31, 2002                                              738,750,778      713,893,312
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 108,356 at
   December 31, 2002                                                    -          108,357
   Additional paid-in capital                                (468,788,830)    (444,039,721)
   Accumulated deficit                                       (278,712,100)    (279,779,924)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (8,750,152)      (9,817,976)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $      5,509     $    178,116
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
					           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                               For the three months ended March  31,
                                                    2003             2002
                                                -------------    -------------
Revenues
  Net sales                                      $  154,734        $ 1,575,871
  Other income                                            -             24,803
                                                -------------     ------------
							          154,734          1,600,674

Costs and expenses
  Cost of products sold                              71,109          1,155,542
  Research and development                                -            426,754
  General and administrative                        265,442          4,838,617
  Amortization                                            -            186,817
                                                -------------    -------------
                                                    336,551          6,607,703
                                                -------------    -------------
    Loss from operations                           (181,817)        (5,007,056)

Other (income) and expense
  Forgiveness of debt                            (1,292,335)                 -
  Interest income                                         -           (102,727)
  Unusual item                                            -           (170,077)
  Impairment loss                                         -          2,202,642
  Interest expense                                   42,694            142,737
  Loss on unconsolidated subsidiaries                     -            140,635
  Loss on disposal of assets                              -             24,168
                                                -------------    -------------
                                                 (1,249,641)         2,237,378
                                                -------------    -------------
    Income (Loss) before unrelated
      investors' interest                         1,067,824         (7,244,434)

Unrelated investors' interest in
  net loss of subsidiaries                                -             20,187
                                                -------------    --------------
  Net income (loss)                            $  1,067,824       $ (7,224,247)
                                                =============    ==============

  Income (loss) per common share - Basic:
   Net Income (Loss)                           $      0.000      $     (0.003)
   Less: Preferred stock dividends                   (0.000)           (0.000)
                                                -------------    -------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.003)
                                                =============    =============


  Income (loss) per common share - Diluted:
   Net Income (loss)                           $      0.000      $     (0.003)
   Less: Preferred stock dividends                   (0.000)           (0.000)
                                                -------------    -------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.003)
                                                =============    =============

The accompanying notes are an integral part of these statements.




                                              BICO, Inc. and Subsidiaries
								(Debtor in Possession)
                                        Consolidated Statements of Cash Flows

                                                                             For the three months ended March 31,

                                                                         2003                   2002
                                                                      -------------        -------------
Cash flows used by operating activities:
Net income (loss)                                                      $  1,067,824         $ (7,224,247)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                                  -              298,148
    Amortization                                                                  -              186,817
    Loss on disposal of assets                                                    -               24,168
    Loss on unconsolidated subsidiaries                                           -              140,635
    Unrelated investors' interest in susidiaries                             (1,440)             (20,187)
    Allowance for related party note receivable	                                  -               20,770
    Impairment expense                                                            -            2,202,642
    (Increase)decrease in accounts receivable                                50,096              138,587
    (Increase) decrease in inventories                                            -               56,287
    Increase (decrease) in inventory valuation allowance                          -             (191,106)
    Increase in prepaid expenses                                                  -              224,037
    (Increase) decrease in other assets                                           -               64,689
    Increase (decrease) in accounts payable                                       -              398,541
    Increase in other liabilities                                            42,694            1,426,477
    Increase in liabilities in excess of assets held for sale	  	     10,650	       		 -
    Forgiveness of debt             						 (1,292,335)      	       -
                                                                       -------------       -------------
      Net cash flow (used) by operating activities                         (122,511)          (2,253,742)
                                                                       -------------       -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                       -              (71,447)
  Payments received on notes receivable                                      46,338               47,775
  Increase in interest receivable                                                 -              (99,008)
                                                                        -------------      -------------
    Net cash provided (used) by investing activites                          46,338             (122,680)
                                                                        -------------      -------------

Cash flows from financing activities:
  Proceeds from sale of Preferred stock-Series F                                  -              430,000
  Stock issued in exchange for services                                           -            2,342,552
  Increase in notes payable                                                       -              248,024
  Payments on long term debt                                                      -              (22,637)
  Payments on notes payable                                                       -             (287,944)
  Payments on capital lease obligations                                           -                5,960
                                                                       -------------       -------------
      Net cash provided by financing activities                                   -            2,715,955
                                                                       _____________       _____________

      Net increase (decrease) in cash                                       (76,173)             339,533

  Cash and cash equivalents, beginning of year                               81,682              268,095
                                                                       -------------       -------------
  Cash and cash equivalents, end of year                               $      5,509         $    607,628
                                                                       =============       =============

The accompanying notes are an integral part of these statements.

                         BICO, INC.
                   (Debtor in Possession)
                NOTES TO FINANCIAL STATEMENTS


NOTE A - Proceedings under Chapter 11 of the Bankruptcy Code

On March 18, 2003 ("Petition Date"), BICO, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws ("Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Pennsylvania ("Bankruptcy Court"). The Company and its subsidiaries incurred substantial losses in 2002 and in prior years and funded their operations and product development through the sale of common and preferred stock and issuance of debt instruments. In late 2001 and continuing throughout 2002, BICO experienced difficulty raising monies to support its own operations and controlling costs. During 2002, BICO began selling its assets to provide capital to meet its obligations. BICO's financial situation continued to deteriorate throughout 2002. Without necessary funding, BICO was unable to continue operations and to retain sufficient counsel to defend itself from litigation matters. In 2002, BICO was sued by several alleged creditors who obtained default judgments against BICO and a subsidiary. The judgment holders thereafter levied on property of BICO, scheduling an execution sale of assets. The threat of losing substantial assets to a single creditor precipitated the need to seek protection under Chapter 11 and to reorganize the Company.

As a Debtor-in-Possession, BICO is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executor contracts, including lease obligations. Parties affected by these rejections may file claims with the Court, in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7), with respect to reporting upon emergence from Chapter 11 ("Fresh-Start" accounting). Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

NOTE B - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary, ViaCirQ, Inc., and its 99% owned subsidiary, ViaTherm, Inc., and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc., and its 100% owned subsidiary, B-A-Champ, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The   Company  and  its  subsidiary  Petrol  Rem,  Inc.  filed
voluntary petitions for Chapter 11 bankruptcy with the  United
States   Bankruptcy   Court  for  the  Western   District   of
Pennsylvania.

As discussed in Note A, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimate amount of allowable claims. Liabilities not subject to settlement are classified current and non-current.

NOTE C - Liabilities Subject to Compromise

Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case imposed an automatic stay, applicable generally to creditors and other parties of interest, of: (1) the commencement or continuation of a judicial, administrative or other action or proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 Case or to recover for a claim that arose prior to commencement of the Chapter 11 Case; (2) the enforcement against the Debtor or its property of any judgments obtained prior to commencement of the Chapter 11 Case; (3) the taking of any action to obtain possession of property of the Debtor or to exercise control over property of the Debtor; (4) the creation, perfection or enforcement of any lien against the property of the Debtor's bankruptcy estate;
(5) any act to create, perfect or enforce against property of the Debtor any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case; (6) the taking of any action to collection, assess or recover claims against the Debtor that arose before commencement of the Chapter 11 Case;
(7) the setoff of any debt owing the Debtor that arose prior to commencement of the Chapter 11 Case against any claim against the Debtor; (8) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtor. Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies, however, enforcement of judgments entered on these claims, if any, is expressly prohibited without further Bankruptcy Court approval.

Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet as Liabilities Subject to Compromise. Reductions in liabilities as a result of the bankruptcy proceedings are recognized as "Forgiveness of Debt" in the Consolidated Statements of Operations.


NOTE D - Liabilities in Excess of Assets Held for Sale

In March 2003, the Company and its subsidiary Petrol Rem, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. Following the filing, the Company's equity interests in Diasense, ViaCirq, and Viatherm were sold; Petrol Rem was liquidated in connection with its own bankruptcy plan; and the former operating assets at the Company's manufacturing facility were sold. Although these transactions all took place after the Chapter 11 filing and subsequent to the first quarter of 2003, efforts were underway at that time to sell these assets.

The balance recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale. Following is a summary of these net assets and (net liabilities):

                    March 31, 2003      Dec. 31, 2002

Diasense, Inc.     $   (148,023)        $  (145,148)
ViaCirq, Inc.          (683,886)           (676,111)
Petrol Rem, Inc.        100,348             100,348
Other Assets            130,000             130,000
                       --------           ----------
                   $   (601,561)        $  (590,911)
                       ========            =========

NOTE E - Commitments and Contingencies

Management of the Company believes that any liability arising from litigation through the effective date of the Company's reorganization will be either dismissed or settled through the plan of reorganization.

NOTE F - Shareholders' Equity

Under our Plan of Reoganization, confirmed by the Bankruptcy Court, all of our outstanding preferred stock as of the bankruptcy date, March 18, 2003 were cancelled. Prior to the bankruptcy date $248,574,648 shares of our common stock were issued in connection with preferred stock conversions.

NOTE G - Subsequent  Events

On August 3, 2004 the Company, along with a joint plan proponent, PHD Capital, submitted a Plan of Reorganization. PHD Capital is an investment banking company and was used by the Company prior to the filing of the Chapter 11 as an investment banker to raise funds. None of the principals or insiders of the Company are principals or insiders of PHD
Capital, nor have any members of PHD Capital ever held any positions with the Company. As of September 15, 2004, sufficient votes had been received from creditors to approve the Plan of Reorganization and at a hearing on September 23, 2004 the Court confirmed the plan subject to the Company becoming current with its SEC reporting.

Asset Sales

During the course of the bankruptcy, through September 30, 2004, the Company (Debtor) liquidated substantially all of its operating and investment assets.

In August 2003 the Company sold all inventory and equipment formerly held at its Indiana County manufacturing facility to an unrelated party for $130,000. There was no gain or loss realized on the sale.

In October 2003 the Company sold its equity and debt interest in subsidiaries ViaCirq, Inc. and Viatherm, Inc. to an unrelated party for $300,000. A gain of $1,061,254 was recognized in the fourth quarter of 2003 as a result of this sale.

In  July 2004 the Company sold its equity and debt interest in subsidiary  Diasense, Inc. to an unrelated party  for  $80,000 and recognized a net gain of $264,773 at that time.

Petrol Rem, Inc. Liquidating Plan of Reorganization

In December 2003 the United States Bankruptcy Court for the Western District off Pennsylvania confirmed a plan of liquidation for the Company's subsidiary, Petrol Rem, Inc. All of its assets were sold to an unrelated party for $100,000. The proceeds from the sale were utilized in the Liquidating Plan to pay administrative expenses and claims; priority creditor claims and unsecured claims of Petrol Rem creditors to the extent of available funds.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our cash decreased to $5,509 as of March 31, 2003 from $81,682 as  of  December 31, 2002 primarily due to $122,511  net  cash
flow   used  by  operating  activities  partially  offset   by
collection of $46,338 notes receivable.


                    Results of Operations

Prior to the Chapter 11 filing in the first quarter of 2003, we decided to voluntarily vacate our manufacturing facility in Indiana, PA. All manufacturing operations were ceased and no additional work was performed on any remaining contracts at the Indiana, PA facility. With the exception of ViaCirq substantially all operations of the Company were discontinued throughout 2003.

We have proposed a Joint Plan of Reorganization (the Plan) and have received the required acceptance by our creditors. Under the Plan we will not continue business operations as an independent entity. Instead, the Joint Plan Proponent, PHD Capital, anticipates combining a new entity, cXc Services, Inc. ("cXc"), into BICO. BICO will obtain 100% of the assets of cXc, including the exclusive licensing rights to a product known as a "web phone" and management expertise. In return, the shareholders of cXc will receive full voting, convertible, and preferred stock in BICO. The preferred stock shall be convertible at any time into an amount of common stock equal to 49.6% of the total stock issuable by BICO, but will not provide cXc with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. The former shareholders of cXc will hold two of the three positions on the Board of Directors of BICO. BICO shall continue business operations as a publicly traded company with continuing infusions of capital and resources from selling additional shares or any other available source. Neither cXc nor its principals shall receive any funds currently held by BICO.

Our sales and corresponding costs of products sold during the three months were $154,734 and $71,109 respectively in 2003 compared to $1,575,871 and $1,155,542 in 2002. The decrease in sales resulted primarily from the cessation of all operations except for ViaCirq. ViaCirq's sales of its hyperthermia totaled $154,734 in the first quarter of 2003 compared to $168,433 in the first quarter of 2002.

Interest income decreased during the first three months to zero in 2003 from $102,727 in 2002. The decrease occurred because we had no funds to invest.

Research  and  Development expenses  during  the  first  three
months  decreased to zero in 2003 from $426,754 in 2002.   The
decrease was due to the fact that we stopped all of our research activities.

General and Administrative expenses during the first three months decreased from $4,838,617 in 2002 to $265,442 in 2003.
The decrease is primarily due to the fact that we curtailed our operations.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the three months ended March 31, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

Interest expense decreased from $142,737 in the first quarter of 2002 to $42,694 during the first quarter of 2003 due to lower debt balances and our bankruptcy filing.

Our loss on unconsolidated subsidiaries decreased from $140,635 for the quarter ended March 31, 2002 compared to zero for the same period in 2003. This reduction is due to the fact that we discontinued our financial investment in unconsolidated subsidiaries near the end of 2002.

We recognized an impairment loss of $2,202,642 in the first quarter of 2002 due to an evaluation of our goodwill and intangible assets that was required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement.

 We recognized income of $1,249,641 due to forgiveness of debt due to our bankruptcy filing in the first quarter of 2003.
There was no comparable item in the first quarter of 2002.




PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K
               None






     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned
thereunto duly authorized on this 5th day of October 2004.
..


                              BICO, INC.

                              By  /s/  Anthony Paterra
                                    Anthony Paterra
                                    CEO and Director