Form 10-Q
period 2003-06-30
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                       June 30, 2003

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

                         Yes                 No  X

     As of June 30, 2003, 7,387,507,775 shares of BICO, Inc.
common stock, par value $.10 were outstanding.





                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            June 30, 2003   Dec. 31, 2002
                                                             (Unaudited)
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $       5,314     $     81,682
 Accounts receivable                                                    -           50,096
 Notes  receivable                                                      -           46,338
                                                             -------------    -------------

                 TOTAL CURRENT ASSETS                               5,509          178,116


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $       5,314      $   178,116
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
							  Consolidated Balance Sheets
                                                    (Continued)

                                                           June 30, 2003     Dec. 31, 2002
                                                            (Unaudited)
                                                           ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $          -      $ 4,105,303
  Advance payment on asset sale                                     5,000                -
  Notes payable                                                         -        1,473,347
  Current portion of long-term debt                                     -          286,457
  Capital lease obligations                                             -        1,265,299
  Accrued liabilities                                                   -        2,270,635
  Escrow payable                                                        -            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                                   5,000        9,403,741

LONG-TERM LIABILITIES
  Liabilities subject to compromise                             8,154,100                -
  Liabilities in excess of assets held for sale                   690,662          590,911
                                                             ------------     -------------
                                                                8,849,762        9,994,652


COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES                                                      -            1,440

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at June 30, 2003
   and Dec. 31, 2002, outstanding 7,387,507,775 shares
   at June 30, 2003 and 7,138,933,127 shares at
   Dec. 31, 2002                                              738,750,778      713,893,312
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 108,356 at
   December 31, 2003                                                    -          108,357
   Additional paid-in capital                                (468,788,830)    (444,039,721)
   Accumulated deficit                                       (278,806,396)    (279,779,924)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (8,844,448)      (9,817,976)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $      5,314     $    178,116
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
					           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                              For the six months ended June 30,      For the three months ended June 30,
                                                  2003               2002                   2003             2002
                                                -------------    -------------        ---------------    -------------
Revenues
  Net sales                                      $  359,534        $ 2,597,434         $   204,800        $ 1,021,563
  Other income                                            -             37,415                   -             12,612
                                                -------------     ------------         --------------     ------------
							          359,534          2,634,849             204,800          1,034,175

Costs and expenses
  Cost of products sold                             175,954          1,787,530             104,845            631,988
  Research and development                                -            731,570                   -            304,816
  General and administrative                        459,693          9,214,891             194,251          4,376,274
  Amortization                                            -            198,634                   -             11,817
                                                -------------    -------------          -------------     -------------
                                                    635,647         11,932,625             299,096          5,324,895
                                                -------------    -------------          -------------     -------------
    Loss from operations                           (276,113)        (9,297,776)            (94,296)        (4,290,720)

Other (income) and expense
  Forgiveness of debt                            (1,292,335)                 -                   -                  -
  Interest income                                         -           (202,239)                  -            (99,512)
  Unusual item                                            -           (170,077)                  -           (170,077)
  Impairment loss                                         -          5,458,249                   -          3,255,607
  Interest expense                                   42,694            345,074                   -            202,337
  Loss on unconsolidated subsidiaries                     -            143,174                   -              2,539
  Loss on disposal of assets                              -             49,497                   -             25,329
                                                -------------    -------------          -------------      ------------
                                                 (1,249,641)         5,623,678                   -          3,216,223
                                                -------------    -------------          -------------      ------------
    Income (Loss) before unrelated
      investors' interest                           973,528        (14,921,454)            (94,296)        (7,506,943)

Unrelated investors' interest in
  net loss of subsidiaries                                -             84,738                   -             64,551
                                                -------------    --------------         -------------      ------------
  Net income (loss)                            $    973,528       $(14,836,716)         $  (94,296)       $(7,442,392)
                                                =============    ==============         =============      ============

  Income (loss) per common share - Basic:
   Net Income (Loss)                           $      0.000      $     (0.005)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.005)          $   (0.000)       $    (0.000)
                                                =============    =============          =============      ============


  Income (loss) per common share - Diluted:
   Net Income (loss)                           $      0.000      $     (0.005)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.005)          $   (0.000)       $    (0.000)
                                                =============    =============          =============      ============

The accompanying notes are an integral part of these statements.




                                              BICO, Inc. and Subsidiaries
								(Debtor in Possession)
                                        Consolidated Statements of Cash Flows


                                              For the six months ended June 30,      For the three months ended June 30,
                                                  2003               2002                   2003             2002
                                                -------------    -------------        ---------------    -------------
Cash flow used by operating activities:
 Net income (loss)                               $1,960,654        $(14,836,716)       $   (94,296)       $  (7,612,469)
 Adjustments to reconcile net loss ot net
 cash used by operating activities:
  Depreciation                                            -             542,371                  -              244,223
  Amortization                                            -             194,695                  -                7,878
  Loss on disposal of assets, net of cash
    included in sale					  -              29,460                  -                5,292
  Loss on unconsolidated subsidiaries                     -             143,178                  -                2,543
  Unrelated investors' interest in subsidiaries      (1,440)            (84,738)                 -              (64,551)
  Stock issued in exchange for services                   -           2,869,947                  -              527,395
  Stock issued in payment of interest                     -              65,091                  -               65,091
  Warrants granted                                        -             768,545                  -              768,545
  Stock options, warrants and warrant ext. by sub.        -              31,687                  -               31,687
  Impairment expense                                      -           2,207,755                  -                5,113
  (Decrease) increase in allow. for notes rec. & int.     -           3,236,366                  -            3,215,596
  (Increase) decrease in accounts receivables        50,096             607,332                  -              468,745
  (Increase) decrease in inventories                      -             594,747                  -              538,460
  Increase (decrease) in inventory valuation allow.       -            (657,051)                 -             (465,945)
  Decrease in prepaid expenses                            -             346,656                  -              122,619
  (Increase) decrease in other assets                     -              64,545                  -                 (144)
  Increase in accounts payable                            -             468,632                  -               64,131
  (Decrease) increase in other liabilities                -             583,226                  -             (843,251)
  Increase in liabilities in excess of assets
   held for sale                                     99,751                   -             89,101                    -
  Forgiveness of debt                            (2,236,767)                  -                  -                    -
   Net cash flow used by operating activities      (127,706)          2,824,272             (5,195)          (2,919,042)
                                                -------------     -------------          -------------     -------------

Cash flows from investing activities:
  Equipment sale                                      5,000                   -              5,000                    -
  Purchase of property,plant and equipment                -            (100,030)                 -              (28,583)
  (Increase) in notes receivable                          -              (2,001)                 -               (2,001)
  Payments received on notes receivable              46,338             105,997                  -               58,222
  (Increase) in interest receivable                       -            (166,227)                 -              (67,219)
                                                -------------      -------------         -------------      ------------
    Net cash provided (used) by investing
      activities                                     51,338            (162,261)             5,000              (39,581)
                                                -------------      -------------         -------------      ------------

Cash flows from financing activities:
  Proceeds from warrants exercised                        -             770,000                  -              770,000
  Proceeds from sale of Preferred stock                   -           1,355,700                  -              925,700
  Increase in notes payable                               -           1,560,071                  -            1,312,047
  Payments on long term debt                              -             (36,015)                 -              (13,378)
  Payments on notes payable                               -            (627,496)                 -             (339,552)
                                                 ------------       ------------          ------------      ------------
   Net cash provided by financing activities              -           3,022,260                  -            2,654,817
                                                 ------------       ------------          ------------      ------------

  (Decrease) increase in cash and equivalents       (76,368)             35,727               (195)            (303,806)
  Cash and equivalents, beginning of period          81,682             268,095              5,509              607,628
                                                 ------------       ------------          -------------     ------------
  Cash and equivalents, end of period            $    5,314         $   303,822           $  5,314          $   303,822
                                                 ============       ============          =============     ============


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

The balance recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale. Following is a summary of these net assets and (net liabilities):

                            June 30, 2003       Dec. 31, 2002

Diasense, Inc.              $   (165,273)       $  (145,148)
ViaCirq,  Inc.                  (755,737)          (676,111)
Petrol Rem, Inc.                 100,348            100,348
Other Assets                     130,000            130,000
                             ------------         ----------
                            $   (690,662)       $  (590,911)
                             ============         ==========

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

In August 2003 the Company sold all inventory and equipment formerly held at its Indiana County manufacturing facility to an unrelated party for $130,000. There was no gain or loss realized on this sale.

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



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our  cash decreased to $5,314 as of June 30, 2003 from $81,682 as  of  December 31, 2002 primarily due to $127,706  net  cash
flow   used  by  operating  activities  partially  offset   by
collection of $46,338 notes receivable.


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

Our sales and corresponding costs of products sold during the six months were $359,534 and $175,954 respectively in 2003 compared to $2,597,434 and $1,787,530 in 2002. The decrease in sales resulted primarily from the cessation of all operations except for ViaCirq. ViaCirq's sales of its hyperthermia totaled $359,534 in the first six months of 2003 compared to $320,933 in the first six months of 2002.

Interest income decreased during the first six months to zero in 2003 from $202,239 in 2002. The decrease occurred because we had no funds to invest.

Research and Development expenses during the first six months decreased to zero in 2003 from $731,570 in 2002. The decrease was due to the fact that we stopped all of our research activities.

General and Administrative expenses during the first six months decreased from $9,214,891 in 2002 to $459,693 in 2003.
The decrease is primarily due to the fact that we curtailed our operations.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the three months ended March 31, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

Interest expense decreased from $345,074 in the first six months of 2002 to $42,694 during the first six months of 2003 due to lower debt balances and our bankruptcy filing.

Our loss on unconsolidated subsidiaries decreased from $143,174 for the six months ended June 30, 2002 compared to zero for the same period in 2003. This reduction is due to the fact that we abandoned our financial investment in unconsolidated subsidiaries near the end of 2002.

We recognized an impairment loss of $2,209,915 in the first six months of 2002 due to an evaluation of our goodwill and intangible assets that was required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement. Also, during the first six months of 2002 we recorded an impairment expense of $3,248,334 for the writedown of a note receivable and accrued interest.

We recognized income of $1,249,641 due to forgiveness of debt due to our bankruptcy filing in the first six months of 2003.
There was no comparable item in the first six months of 2002.




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



                              BICO, INC.

                              By  /s/  Anthony Paterra
                                    Anthony Paterra
                                    CEO and Director