Form 10-Q
period 2003-09-30
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                     September 30, 2003

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

                         Yes                 No  X

     As of September 30, 2003, 7,387,507,775 shares of BICO,
Inc. common stock, par value $.10 were outstanding.



                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            Sept. 30, 2003   Dec. 31, 2002
                                                             (Unaudited)
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $     131,700     $     81,682
 Accounts receivable                                                    -           50,096
 Notes  receivable                                                      -           46,338
                                                             -------------    -------------

                 TOTAL CURRENT ASSETS                             131,700          178,116


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $     131,700      $   178,116
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
							  Consolidated Balance Sheets
                                                    (Continued)

                                                           Sept. 30, 2003     Dec. 31, 2002
                                                            (Unaudited)
                                                           ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $          -      $ 4,105,303
  Advance payment on asset sale                                    10,000                -
  Notes payable                                                         -        1,473,347
  Current portion of long-term debt                                     -          286,457
  Capital lease obligations                                             -        1,265,299
  Accrued liabilities                                                   -        2,270,635
  Escrow payable                                                        -            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                                  10,000        9,403,741

LONG-TERM LIABILITIES
  Liabilities subject to compromise                             8,154,100                -
  Liabilities in excess of assets held for sale                   836,969          590,911
                                                             ------------     -------------
                                                                9,001,069        9,994,652


COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES                                                      -            1,440

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Sept. 30, 2003
   and Dec. 31, 2002, outstanding 7,387,507,775 shares
   at Sept. 30, 2003 and 7,138,933,127 shares at
   Dec. 31, 2002                                              738,750,778      713,893,312
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 108,356 at
   December 31, 2003                                                    -          108,357
   Additional paid-in capital                                (468,788,830)    (444,039,721)
   Accumulated deficit                                       (278,831,317)    (279,779,924)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (8,869,369)      (9,817,976)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    131,700     $    178,116
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
					           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                              For the nine months ended Sept 30,    For the three months ended Sept 30,
                                                  2003               2002                   2003             2002
                                                -------------    -------------        ---------------    -------------
Revenues
  Net sales                                      $  581,681        $ 3,999,621         $   222,147        $ 1,402,187
  Other income                                            -             39,007                   -              1,592
                                                -------------     ------------         --------------     ------------
							          581,681          4,038,628             222,147          1,403,779

Costs and expenses
  Cost of products sold                             248,093          2,656,396              72,139            868,866
  Research and development                                -            896,186                   -            164,616
  General and administrative                        634,622         12,123,787             174,929          2,908,896
  Amortization                                            -            210,451                   -             11,817
                                                -------------    -------------          -------------     -------------
                                                    882,715         15,886,820             247,068          3,954,195
                                                -------------    -------------          -------------     -------------
    Loss from operations                           (301,034)       (11,848,192)            (24,921)        (2,550,416)

Other (income) and expense
  Forgiveness of debt                            (1,292,335)                 -                   -                  -
  Interest income                                         -           (308,484)                  -           (106,245)
  Unusual item                                            -           (170,077)                  -                  -
  Impairment loss                                         -          5,515,168                   -             56,919
  Interest expense                                   42,694            535,386                   -            190,312
  (Gain) on sale of MicroIslet stock                      -           (752,973)                  -           (752,973)
  Loss on unconsolidated subsidiaries                     -            161,340                   -             18,166
  Loss on disposal of assets                              -            783,888                   -            734,391
                                                -------------    -------------          -------------      ------------
                                                 (1,249,641)         5,764,248                   -            140,570
                                                -------------    -------------          -------------      ------------
    Income (Loss) before unrelated
      investors' interest                           948,607        (17,612,440)            (24,921)        (2,690,986)

Unrelated investors' interest in
  net loss of subsidiaries                                -             93,976                   -              9,238
                                                -------------    --------------         -------------      ------------
  Net income (loss)                            $    948,607       $(17,518,464)         $  (24,921)       $(2,681,748)
                                                =============    ==============         =============      ============

  Income (loss) per common share - Basic:
   Net Income (Loss)                           $     (0.000)     $     (0.006)          $   (0.000)       $    (0.001)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $     (0.000)     $     (0.006)          $   (0.000)       $    (0.001)
                                                =============    =============          =============      ============


  Income (loss) per common share - Diluted:
   Net Income (loss)                           $     (0.000)     $     (0.006)          $   (0.000)       $    (0.001)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $      (0.000)    $     (0.006)          $   (0.000)       $    (0.001)
                                                =============    =============          =============      ============

The accompanying notes are an integral part of these statements.




                                              BICO, Inc. and Subsidiaries
								(Debtor in Possession)
                                        Consolidated Statements of Cash Flows


                                              For the nine months ended Sept. 30,    For the nine months ended June 30,
                                                  2003               2002                   2003             2002
                                                -------------    -------------        ---------------    -------------
Cash flow used by operating activities:
 Net income (loss)                               $  948,607        $(17,518,464)       $   (24,921)       $  (2,681,748)
 Adjustments to reconcile net loss ot net
 cash used by operating activities:
  Depreciation                                            -             766,921                  -              244,223
  Amortization                                            -             210,451                  -               15,756
  Loss on disposal of assets, net of cash
    included in sale					  -             804,902                  -              775,442
  Loss on unconsolidated subsidiaries                     -             161,345                  -               18,167
  Gain on sale of MicroIslet stock                        -            (752,973)                 -             (752,973)
  Unrelated investors' interest in subsidiaries      (1,440)            (93,976)                 -               (9,238)
  Stock issued in exchange for services                   -           3,334,947                  -              465,000
  Stock issued in payment of interest                     -             121,711                  -               56,620
  Warrants granted                                        -             768,545                  -                    -
  Stock options, warrants and warrant ext. by sub.        -             (28,313)                 -              (60,000)
  Impairment expense                                      -           2,207,755                  -                    -
  Increase (decrease) in allow. for notes rec. & int.     -           3,339,709                  -              103,343
  (Increase) decrease in accounts receivables        50,096             212,547                  -             (394,785)
  (Increase) decrease in inventories                      -             916,079                  -              321,332
  Increase (decrease) in inventory valuation allow.       -            (734,374)                 -              (77,323)
  (Increase) decrease in prepaid expenses                 -             283,385                  -              (63,272)
  (Increase) decrease in other assets                     -              63,864                  -                 (680)
  Increase (decrease) in accounts payable                 -             376,966                  -              (91,666)
  (Decrease) increase in other liabilities           42,694             917,718                  -              334,492
  Increase in liabilities in excess of assets
   held for sale                                    116,058                   -             16,307                    -
  Forgiveness of debt                            (1,292,335)                  -                  -                    -
                                                -------------     -------------          -------------     -------------

Net cash flow used by operating activities         (136,320)         (4,641,255)            (8,614)          (1,816,983)
                                                -------------     -------------          -------------     -------------

Cash flows from investing activities:
  Equipment sale                                    130,000                   -            125,000                    -
  ViaCirq sale                                       10,000                   -             10,000                    -
  Purchase of property,plant and equipment                -            (358,964)                 -             (258,934)
  (Increase) in notes receivable                          -              (2,001)                 -                    -
  Payments received on notes receivable              46,338             115,963                  -                9,966
  (Increase) decrease in interest receivable              -            (269,180)                 -             (102,953)
  Proceeds from sale of Microislet stock                  -           1,379,386                  -            1,379,386
                                                -------------      -------------         -------------      ------------
    Net cash provided (used) by investing
      activities                                    186,338             865,204            135,000            1,027,465
                                                -------------      -------------         -------------      ------------

Cash flows from financing activities:
  Proceeds from warrants exercised                        -             770,000                  -              770,000
  Proceeds from sale of Preferred stock                   -           1,864,840                  -              925,700
  Increase in notes payable                               -           1,908,013                  -            1,312,047
  Decrease in notes payable                               -            (864,833)                 -             (237,337)
  Increase in long term debt                              -              26,499                  -               26,499
  Payments on long term debt                              -             (47,783)                 -              (11,768)
  Increase (decrease) in capital lease oblig.             -
                                                ------------       ------------          ------------      ------------
   Net cash provided by financing activities              -           3,707,392                  -              685,132
                                                ------------       ------------          ------------      ------------

  (Decrease) increase in cash and equivalents        50,018             (68,659)           126,386             (104,386)
  Cash and equivalents, beginning of period          81,682             268,095              5,314              303,822
                                                 ------------       ------------          -------------     ------------
  Cash and equivalents, end of period            $  131,700         $   199,436           $131,700          $   199,436
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

The balance recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale. Following is a summary of these net assets and (net liabilities):

                    September 30, 2003       Dec. 31, 2002

Diasense, Inc.       $   (178,023)            $  (145,148)
ViaCirq, Inc.            (759,294)               (676,111)
Petrol Rem,Inc.           100,348                 100,348
Other Assets                    0                 130,000
                       -----------             -----------
                     $   (836,969)            $  (590,911)
                       ===========             ===========

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

NOTE F - Shareholders' Equity

Under our Plan of Reoganization, confirmed by the Bankruptcy Court, all of our outstanding preferred stock as of the bankruptcy date, March 18, 2003 were cancelled. Prior to the bankruptcy date 248,574,648 shares of our common stock were issued in connection with preferred stock conversions.

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


  Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our cash increased to $131,700 as of September 30, 2003 from $81,682 as of December 31, 2002 primarily due to the receipt of $130,000 from the sale of equipment previously used at our manufacturing facility, the collection of $50,096 in accounts receivable and the payment of $46,338 notes receivable. These increases in cash were partially offset by $122,511 net cash flow used by operating activities.


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

Our sales and corresponding costs of products sold during the nine months were $581,681 and $248,093 respectively in 2003 compared to $2,597,434 and $1,787,530 in 2002. The decrease in sales resulted primarily from the cessation of all operations except for ViaCirq. ViaCirq's sales of its hyperthermia totaled $581,681 in the first nine months of 2003 compared to $454,497 in the first nine months of 2002.

Interest income decreased during the first nine months to zero in 2003 from $308,484 in 2002. The decrease occurred because we had no funds to invest.

Research and Development expenses during the first nine months decreased to zero in 2003 from $896,186 in 2002. The decrease was due to the fact that we stopped all of our research activities.

General  and  Administrative expenses during  the  first  nine
months  decreased  from $12,123,787 in 2002  to   $634,622  in
2003.    The  decrease is primarily due to the  fact  that  we
curtailed our operations.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the nine months ended September 30, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

Interest expense decreased from $535,386 in the first nine months of 2002 to $42,694 during the first nine months of 2003 due to lower debt balances and our bankruptcy filing on March
18, 2003.

Our loss on unconsolidated subsidiaries decreased from $161,340 for the nine months ended September 30, 2002 compared to zero for the same period in 2003. This reduction is due to the fact that we abandoned our financial investment in unconsolidated subsidiaries near the end of 2002.

We recognized an impairment loss of $2,207,755 in the first nine months of 2002 due to an evaluation of our goodwill and intangible assets that was required under new accounting regulations that became effective at the beginning of 2002. Due to our decision to shut down our subsidiary, BA Champ/TruePoints, all goodwill associated with this investment was written off as an impairment charge. In addition, evaluations were made of our investments in consolidated and unconsolidated subsidiaries. Based on the uncertainty of future success, the goodwill associated with our investments in Tireless, American Intermetallics and Insight Data Link were also written off as impairment charges. The carrying value of the marketing agreement for rapid HIV tests was written down to the balance of obligations due under that agreement. Also, during the first nine months of 2002 we recorded an impairment expense of $3,307,413 for the writedown of a note receivable and accrued interest.


We recognized income of $1,249,641 due to forgiveness of debt due to our bankruptcy filing in the first nine months of 2003.
There was no comparable item in the first six months of 2002.




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