Form 10-K
period 2003-12-31
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/03    Commission File Number    0-10822

                           BICO, Inc.
     (Exact name of registrant as specified in its charter)

               Pennsylvania                       25-1229323
     (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)        Identification Number)

     2275 Swallow Hill Road, Bldg. 2500, Pittsburgh, Pennsylvania  15220
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of October 1, 2004:

Common Stock, $.10 par value -- $7,378,508

As of December 31, 2003, 7,387,507,775 shares of common stock, par value $.10 per share, were outstanding.

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

Before closing down our operations, our primary business was the development of new devices and technologies, which included environmental products, which help to clean up oil spills,
procedures   relating   to  the   use  of  regional
extracorporeal hyperthermia in the treatment of cancer, and models of a noninvasive glucose sensor. Regional extracorporeal hyperthermia is a system that circulates fluid in a specific area of the body after the fluid has been heated outside the body.
The circulated fluid's higher temperature helps treat certain diseases by inducing an artificial fever that kills targeted cells. The only business which we conducted during 2003 was that related to the hyperthermia project and that concluded in October 2003 when we sold our interet in ViaCirq, Inc. Our noninvasive glucose sensor helped diabetics measure their glucose without pricking their fingers or having to draw blood.

We had several subsidiaries that specialized in those different projects. Petrol Rem, Inc. handled our environmental products PRP, BIOSOK and BIOBOOM that help clean up oil spills and other pollutants in water. ViaCirq, Inc. handled the hyperthermia project, a technology called the ThermoChem System. Diasense, Inc. managed the noninvasive glucose sensor project. On March 18, 2003, Petrol Rem, Inc. also filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania.

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

Description of Business

BICO is a development stage company, that researched, developed and sold products used in the medical product and environmental remediation businesses. In addition, prior to its bankruptcy filing, BICO regularly invested funds in other businesses. BICO has historically financed its business operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures, and from funds paid by subsidiaries to BICO for research and development costs.

Chapter 11 Petition: On March 18, 2003, BICO, Inc. and its subsidiary Petrol Rem, Inc. filed voluntary petitions for Chapter 11 bankruptcy with the United States Bankruptcy court for the Western District of Pennsylvania.

Events that Caused the Filing: BICO extensively focused its efforts on research and development of products used in the medical products business (particularly medical products used in the treatment of diabetes) and environmental remediation business. BICO also invested in other business ventures. BICO's operations required a continuous capital infusion to support its operations. In late 2001 and continuing throughout 2002, BICO experienced difficulty in raising monies to support its own operations and controlling costs. In 2002, BICO began selling its assets to provide capital to meet its obligations. BICO's financial situation continued to deteriorate throughout 2002. Without necessary funding, BICO was unable to continue operations or to retain sufficient counsel to defend itself from litigation matters. In 2002, BICO was sued by several alleged creditors who subsequently obtained default judgments against BICO and a subsidiary. The judgment holders thereafter levied on property of BICO, scheduling an execution sale of assets. Faced with the threat of losing substantial assets to a single disputed creditor, BICO filed a petition for relief under Chapter
11 on March 18, 2003.

In the years prior to the Chapter 11 filing, BICO experienced substantial losses and financial difficulties.
The consolidated financial statements for BICO for the year ended December 31, 2002 reflect a net loss of $25,116,853 and as of December 31, 2002, BICO's accumulated deficit was $254,663,071

Prior to the Chapter 11 filing, BICO decided to voluntarily vacate its manufacturing facility in Indiana, PA. All manufacturing operations had ceased and no additional work was being performed on any remaining contracts at the Indiana, PA facility. The inventory and equipment at the Indiana, PA facility have been sold during the course of BICO's Chapter 11 bankruptcy case.

With the exception of our hyperthermia project all operations were discontinued in 2003. The hyperthermia project was discontinued in October 2003 when our interest in ViaCirq, Inc.
was sold.

In December 2003 the United States Bankruptcy Court for the
Western District of Pennsylvania confirmed a plan of liquidation for our subsidiary, Petrol Rem, Inc. All of its assets were sold to an unrelated party for $100,000. The proceeds from the sale were utilized in the Liquidating Plan to pay administrative expenses and claims; priority creditor claims and unsecured claims of Petrol Rem creditors to the extent of available funds.

Item 2. Properties

Due to cash flow problems, Diasense sold its office condominium in 1999, and they leased the same space for administrative offices through December 31, 2003. We, along with our subsidiaries, continued to lease a portion of that office at a monthly rental amount of $5,175 plus utilities through December 31, 2003. After December 31, 2003 we continued to occupy these administrative offices on a month to month basis at a monthly rate of $1,500.

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

Lawsuits have been filed against the company and its subsidiaries for collection of approximately $1,645,062 for amounts due to creditors or employees. Management defended these actions and worked to negotiate suitable payment arrangements as funds allowed, but the lack of funds crippled the Company's ability to defend or settle the litigation. The dollar amount of these claims is included in Liabilites Subject to Compromise at December 31, 2003.

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

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

Our common stock trades on the electronic bulletin board pink sheets under the symbol "BIKO". On September 15, 2004, the closing bid price for the common stock was $ .0009. The following table sets forth the high and low bid prices for our common stock during the calendar periods indicated, through December 31, 2003. Because our stock trades on the electronic bulletin board, you should know that these stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.



Calendar Year                    High            Low
and Quarter

2001            First Quarter    $.1355          $.05
                Second Quarter   $.072           $.037
                Third Quarter    $.057           $.01
                Fourth Quarter   $.049           $.02

2002            First Quarter    $.0350          $.0150
                Second Quarter   $.0194          $.0027
                Third Quarter    $.0049          $.0004
                Fourth Quarter   $.0060          $.0001

2003            First Quarter    $.0110          $.0004
                Second Quarter   $.0030          $.0001
                Third Quarter    $.0029          $.0003
                Fourth Quarter   $.0014          $.0001

We have approximately 135,000 holders, including those who hold in street name, of our common stock.


                    DESCRIPTION OF SECURITIES

Our authorized capital currently consists of 8 billion shares of common stock, par value $.10 per share and 500,000 shares of cumulative preferred stock, par value $10.00 per share.

Preferred Stock

Our Articles of Incorporation authorize the issuance of a maximum of 500,000 shares of cumulative convertible preferred stock, and authorize our board of directors to define the terms of each series of preferred stock. In 2001 and 2002, our board of directors authorized the creation of five new series of convertible preferred stock - series G, H, I, J and K. As of December 31, 2002 we had a total of 10,836 shares of our preferred stock outstanding. Prior to the bankruptcy date, 248,574,648 shares of our common stock were issued in connection with preferred stock conversions. Under our Plan of Reorganization, confirmed by the Bankruptcy Court, all outstanding preferred shares as of the bankruptcy date, March 18, 2003, were cancelled.

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

In the event of a liquidation, dissolution or winding up of our operations, whether voluntary or involuntary, and subject to the rights of any preferred stockholders, the holders of our common stock would be entitled to receive, on a pro rata basis, all of our remaining assets available for distribution to our stockholders. The holders of our common stock have no preemptive, redemption, conversion or subscription rights. As of December 31, 2003, we had 7,387,507,775 shares of our common stock outstanding.

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

Item 6.  Selected Financial Data

                    YEARS ENDED DECEMBER 31st

                     2003       2002         2001         2000         1999
  Total Assets $   448,180  $   178,116  $24,637,421  $21,930,070  $15,685,836

  Long-Term
  Obligations  $         0  $         0  $ 2,280,935  $ 2,211,537  $ 1,338,387

  Working
   Capital     $   448,180 ($ 9,816,536)($10,429,990) $   754,368  $ 4,592,935
   (Deficit)

  Preferred
   Stock       $         0  $   108,357  $   169,300  $         0  $         0

  Net Sales    $   625,231  $ 2,828,923  $ 4,342,203  $   340,327  $   112,354

  TOTAL
   REVENUES    $   625,231  $ 2,828,923  $ 4,349,918  $   345,874  $   165,251

  Other Income $         0  $   413,703  $   561,817  $   589,529  $ 1,031,560

  Warrant
   Extensions  $         0  $         0  $         0  $ 5,233,529  $         0

  Benefit
  (Provision)
   for Income
    Taxes      $         0  $         0 ($   120,882) $         0  $         0

  Net Income
     (Loss)    $ 1,927,283 ($25,116,853)($30,942,310)($42,546,303)($38,072,578)

  Net Income (Loss)per
   Common Share:
    Basic             $.00        ($.01)       ($.02)       ($.04)       ($.05)
    Diluted           $.00        ($.01)       ($.02)       ($.04)       ($.05)

   Cash Dividends
    per share:

    Preferred         $  0         $  0         $  0         $  0         $  0
    Common            $  0         $  0         $  0         $  0         $  0

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

We had extensively focused our efforts on research and development of products used in the medical products business (particularly medical products used in the treatment of diabetes) and environmental remediation business. We also invested in other business ventures. Our operations required a continuous capital infusion to support its operations. In late 2001 and continuing throughout 2002, we experienced difficulty in raising monies to support our own operations and controlling costs. We began selling our assets to provide capital to meet our obligations. Our financial situation continued to deteriorate throughout 2002. Without necessary funding, we were unable to continue operations or to retain sufficient counsel to defend ourselves from litigation matters. In 2002, we were sued by several alleged creditors who obtained default judgments against us and one of our subsidiaries. The judgment holders thereafter levied on our property scheduling an execution sale of assets. Faced with the threat of losing substantial assets to a single disputed creditor, we filed a petition for relief under Chapter 11 on March 18, 2003.

In the years prior to the Chapter 11 filing, we experienced substantial losses and financial difficulties. Our consolidated financial statements for the year ended December 31, 2002 included disclosures that we had a net loss for the year of $25,116,853 and our accumulated deficit was $279,779,924.

Prior to the Chapter 11 filing, we decided to voluntary vacate our manufactuing facility in Indiana, PA. All manufacturing operations have ceased and no additional work is being performed on any remaining contracts at the Indiana, PA facility. The inventory and equipment at the Indiana, PA facility has been sold during the course of the Chapter 11 bankruptcy case.

We have proposed a Joint Plan of Reorganization (the Plan) and have received the required acceptance by our creditors. The
Plan was confirmed by the Bankruptcy Court on September 23, 2004 subject to our becoming current on our SEC reporting. Under the Plan we will not continue business operations as an independent entity. Instead, the Joint Plan Proponent PHD Capital anticipates combining a new entity, cXc Services, Inc. ("cXc"), into BICO. BICO will obtain 100% of the assets of cXc, including the exclusive licensing rights to a product known as a "web phone" and management expertise. In return, the shareholders of cXc will receive full voting, convertible, preferred stock in BICO. The preferred stock shall be convertible at any time into an amount of common stock equal to 49.6% of the total stock issuable by BICO, but will not provide cXc with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. The former shareholders of cXc will hold two of the three positions on the Board of Directors of BICO. BICO shall continue business operations as a publicly traded company with continuing infusions of capital and resources from selling additional shares or any other available source. Neither cXc nor its principals shall receive any funds currently held by BICO.

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

Co-founder Ken Raznick, the Chairman of cXc, has worked in the commercial real estate field for 30 years, participating in the development of over 25 million square feet of commercial and industrial space. In 1974, Raznick started The Ken
Raznick company deeloping neighborhood shopping centers. In addition to developing and managing shopping centers, Raznick has been actively involved in commercial financing issues. Raznick has invested substantial monies in cXc and its operations.

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

Existing unsecured nonpriority creditors of BICO shall receive 6,500,000,000 shares of restricted common stock in the Reorganized Debtor, distributed on a pro-rata basis. Holders of this common stock shall be restricted from trading the stock in the following manner: 25% may be sold beginning 6 months from the date of issuance; another 25% may be sold beginning
9 months from the date of issuance; and the remainder may be sold beginning 1 year from the date of issuance. Existing unsecured creditors shall also receive the net proceeds distributed on a pro-rata basis of any fraudulent transfer litigation to be commenced by BICO or its assign. This includes a possible cause of action against Edward Lofton and/or
Intco., arising out of a loan transaction between BICO and Intco, Inc. The Debtor believes that this cause of action has merit and should be pursued. Upon locating an attorney to pursue the action on a contingency, BICO may fund a cost account to pursue the litigation prior to any merger. The Reorganized Debtor shall have no obligation to pursue or fund this litigation.

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

Upon approval of the Plan and implementation of the Plan, BICO anticipates issuing unrestricted stock in BICO representing 16% of the issuable shares in the company, and immediately begin selling such stock to raise needed investment capital. BICO shall reserve another 22% of its issuable shares for future capital raising.

Our cash increased to $448,180 as of December 31, 2003 from $81,682 as of December 31, 2002 primarily due to collection of notes receivable of $46,338 and $230,000 from the sale of assets. These sources of cash were offset by losses from operations and other items to bring our net increase in cash to $366,498.

Accounts receivable, decreased to zero as of December 31, 2003 due to payment of $50,096 in the first quarter of 2003.

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

Petition Date liabilities (including accounts payable, notes payable, capital lease obligations, accrued liabilities and other liabilities) that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet as Liabilities Subject to Compromise. Reductions in liabilities as a result of the bankruptcy proceedings are recognized as "Forgiveness of Debt" in the Consolidated Statements of Operations.


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

Our net sales and corresponding costs of products sold decreased in 2003 to $625,231 and $258,919 respectively. Our net sales and corresponding costs of products sold during 2002 decreased to $2,828,923 and $1,645,258 respectively from $4,324,203 and
$3,287,176 in 2001. The decrease in 2002 was primarily due to sales of $3,212,418 by Petrol Rem's subsidiary, INTCO, which was acquired in the fourth quarter of 2000 and diposed of in early 2002 and, therefore, not included in the most of 2002 operations. The decreases from 2002 to 2003 resulted primarily from the cessation of all operations except for ViaCirq.

During the 3rd quarter of 2001, our manufacturing division in Indiana, PA received contracts, which began generating revenue during late 2001. Our Biocontrol Technology division received a $1.5 million manufacturing contract from the U.S. Army, and $238,000 manufacturing contract from a private company. We began work on the U.S. Army contract beginning in the 4th quarter of 2001. Revenues from this contract helped to offset the reduced 2002 revenues in Petrol Rem discussed above.

Interest income decreased to zero for 2003 compared to $413,700 and $561,817 for 2002 and 2001 respectively because we had no funds to invest during 2003.

Research and development activities were significantly curtailed during 2002 and completely discontinued in 2003 due to a lack of funding. As a result, the associated expenses in 2002 were reduced to $896,186 and to zero in 2003.

General and administrative expenses for 2003 decreased to $747,444 from $19,016,705 and $21,879,130 in 2002 and 2001 respectively.
The decrease in 2003 is due to curtailed operations in 2003. The decrease in 2002 is attributable to additional salaries in 2001, which include a $912,727 payment to David L. Purdy in connection with his resignation from the Company and its affiliates and new hiring at ViaCirq and Petrol Rem (including INTCO and Tireless, LLC). In addition, in 2001 higher travel expenses, primarily for ViaCirq's and Petrol Rem's increased marketing efforts increased expenses. The above decreases in 2002 were partially offset by a decrease in expense recognized in connection with the granting of warrants for services. The 2002 decreases were also the result of curtailed operations in 2002.

Amortization decreased from $804,458 in 2001 to $175,000 in 2002 due to the write off of the intangible assets. We had no losses on unconsolidated susidiaries in 2003 because we ceased all funding to these entities and abandoned our interests.
Our loss on unconsolidated subsidiaries increased to $524,151 for the year ended December 31, 2002 compared to $279,978 for 2001. This loss results because we absorb part of the losses incurred by our unconsolidated our subsidiaries. Our share of the loss is determined by applying our ownership percentage to the total loss incurred.

There were no debt issue costs in 2003 or 2002. Debt issue costs were $2,218,066 in 2001 due to additional debentures and notes payable during 2001.

In prior years, we wrote off bioremediation inventory because we did not know if we would eventually be able to establish a market to sell this inventory. During the nine months ended September 30, 2002, Petrol Rem sold inventory that was previously written off. Therefore, we recorded an unusual item for the recovery of inventory valuation allowance of $170,077.

Interest expense decreased from $639,591 and $826,346 in 2002 and 2001 respectively to $42,694 in 2003 due to lower debt balances at the beginning of 2003 and our bankruptcy filing on March 18, 2003.

We recognized income in 2003 of $1,292,335 due to forgiveness of debt due to our bankruptcy filing and recognized a gain of $1,061,254 on the sale of our ownership interest in ViaCirq, Inc. in 2003. In 2001, we recognized $2,562,848 in debt forgiveness in connection with a renegotiated settlement of debt incurred when we purchased subsidiary, ICTI. there were no such transactions in 2002.

Beneficial conversion terms included in our convertible debentures are recognized as expense and credited to additional paid in capital at the time the associated debentures are issued.
There were no such costs in 2003 or 2002. We recognized $2,063,915 of expense in connection with the issuance of our subordinated convertible debentures in 2001.

The $6,014,576 impairment loss recognized in 2002 resulted primarily from the write down of the Company's investments and goodwill.


                       Segment Discussion

Because of the cessation of our operations with the exception on ViaCirq, Inc., we only operated in the biomedical segment in 2003. For purposes of accounting disclosure, we provide the following discussion regarding two business segments for 2002 and 2001: Bioremediation and environmental clean-up, which includes the operations of Petrol Rem, Inc., and Biomedical devices, which includes the operations of our Biocontrol Technology division, Diasense, Inc., and ViaCirq, Inc. More complete financial information on these segments is set forth in Note H to our accompanying financial statements.

Bioremediation Segment. During the year ended December 31, 2001, sales to external customers were $3,383,637. In 2002 these sales were reduced to $138,751 due to the elimination of Petrol Rem, Inc.
ownership interest in INTCO, Inc. As a result, costs of products sold decreased to $204,325 in 2002 from $2,507,717 in 2001.

Biomedical Device Segment.  During the year ended December 31,
2002, sales to external customers increased to $2,608,736 from $817,353 in 2001. The overall increase was primarily due to increased revenues from manufacturing activity for the US Army at our Indiana facility in 2002.

                          Income Taxes

Due to our net operating loss carried forward from previous years and our current year losses, no federal or state income taxes were required to be paid for the years 1987 through 2003 on BICO's consolidated tax return. However, INTCO, Inc., a former subsidiary of Petrol Rem, Inc., files separate income tax returns and the 2001 tax return included tax expense of $120,882. As of December 31, 2003, we and our subsidiaries, except for Diasense, Petrol Rem, Rapid HIV and ICTI had available net operating loss carry forwards for federal income tax purposes of approximately $16 million, which expire over the course of the years 2004 through 2024.


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

Item 11.  Executive Compensation

Due to our discontinuation of operations and bankruptcy filing, we only have one executive officer, Mr. Anthony Paterra. For the year ended December 31, 2003, Mr. Paterra was paid $35,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management

None of our current management or executive officers have any security ownership in the Company.

Item 13.  Certain Relationships and Related Transactions

We previously shared common officers and directors with our subsidiaries. In addition, BICO and Diasense had entered into several intercompany agreements including a purchase agreement, a research and development agreement and a manufacturing agreement, which we describe later in this section. Our management believes that it was in our best interest to enter into those agreements and that the transactions were based upon terms as fair as those which may have been available in comparable transactions with third parties. However, we did not hire any unaffiliated third party to determine independently the fairness of those transactions. Our policy concerning related party transactions requires the approval of a majority of the disinterested directors of both the corporations involved, if applicable.


Loans

In 1999, we consolidated all of Fred E. Cooper's outstanding loans from us, including accrued interest, into one loan in the amount of $777,399.80 at 8% interest. Mr.
Cooper began repaying the loans in May of 1999. In 2002, under the terms of a resignation agreement, Mr. Cooper's outstanding loans were reduced to $204,583 by offsetting previously accrued salaries.

In 1999, we consolidated all of Anthony J. Feola's outstanding loans from us, including accrued interest, into one loan in the amount of $259,476.82 at 8% interest. Mr.
Feola began repaying the loans in May of 1999. In 2002, under the terms of a resignation agreement, Mr. Feola's outstanding loans were completely offset against previously accrued salaries.

In 1999, we consolidated all of Glenn Keeling's outstanding loans from us, including accrued interest, into one loan in the amount of $296,358.07 at 8% interest. Mr.
Keeling began repaying the loans in May of 1999. In 2002, under the terms of a resignation agreement, Mr.
Keelings outstanding loans were completely offset against previously accrued salaries.

In 2001, we granted a loan in the amount of $110,000 to Anthony DelVicario, a former Diasense director and the president of American Intermetallics. We loaned him the money because he used it to try to close a transaction in Europe that could generate revenues. The transaction involved the creation of a distribution system in Europe to sell American Inter-Metallic's products and generate revenue. In November 2001, we increased the amount due to $114,000 to cover accrued interest and secured the loan with all of the assets of American Intermetallics. Mr. DelVicario began making monthly payments on the loan in March 2002 but is currently in default with a remaining balance of $112,554.

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

     Financial Statements                                        Page

     Report of Independent Certified Public Accountants
     Goff Backa Alfera & Company, LLC                            F-1

     Consolidated Balance Sheets
     December 31, 2003 and 2002                                  F-2

     Consolidated Statements of Operations
     for the years ended December 31, 2003, 2002 and 2001        F-4

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2003, 2002 and 2001        F-5

     Consolidated Statements of Cash Flows
     for the years ended December 31, 2003, 2002 and 2001        F-6

     Notes to Consolidated Financial Statements
     December 31, 2003, 2002 and 2001                            F-8

     2.   Exhibits:

(b)  Reports on Form 8-K

     The  Company  filed a Form 8-K report on  September 27,
     2004,  for  the  event dated July 23,  2004.    The
     items  listed were Item 5, Other Events.

c)  Exhibits Required by Item 601 of Regulation S-K

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

10.15(13)Marketing Agreement by and between BICO, Rapid HIV
          Detection Corp., GAIFAR and Dr. Heinrich Repke

10.16(13)Contract between Biocontrol Technology, Inc. and
          U.S. Army Assistance

16.1(7)  Disclosure and Letter Regarding Change in Certifying
          Accountants dated January 25, 1995

16.2 (10)Disclosure and Letter Regarding Change in
          Certifying Accountants dated August 24, 2000

(15)	Order of Court dated August 5, 2003, regarding sale of
       inventory and equipment from Indiana, PA manufacturing facility.

(15)	Order of Court dated October 14, 2003, regarding sale of
       BICO's equity interest in ViaCirq.

(15)	Order of Court dated December 16, 2003, regarding sale
       of Petrol Rem, Inc. assets.

(15)	Order of Court dated May 25, 2004, regarding sale of
       BICO's eqity interest in Diasense, Inc.

(15)	Liquidating Plan of Reorganization of Petrol Rem, Inc.
	 dated March 12, 2004.

(15)	Order of Court dated July 8, 2004, confirming the
	 Petrol Rem, Inc. Plan of Reorganization.

(15)	BICO, Inc. Second Amended Joint Plan of Reorganization.

(15)	Second Amended Disclosure Statement to Accompany
	 Amended Joint Plan of Reorganization dated August 3, 2004.

(15)	Order of Court Approving Joint Second Amended Disclosure
	 Statement, Fixing Time for acceptances or resections of plan, fixing time for hearing on plan confirmation, and setting last day for filing complaint objecting to discharge combined with notice therof.


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

  (10) Incorporated by reference from Exhibit with this title to Form 8-K filed August 24, 2000

  (11) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 2000

  (12) Incorporated by reference from Exhibit with this title to Form S-1 filed July 9, 2001

  (13) Incorporated by reference from Exhibit with this title to Form 8-K/A filed October 15, 2001

  (14) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 2001

  (15) Incorporated by reference from Exhibit with this title to Form 10-K for the year ended December 31, 2002

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



Conformed Copy
                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of October 2004.

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

Signature                  Title                           Date


/s/ Anthony Paterra        Chief Executive Officer,        October 5, 2004
Anthony Paterra            Principal financial officer,
                           Principal accounting officer,
                           Director


/s/ Jerome M. Buyny        Director                        October 5, 2004
Jerome M. Buyny


                Report of Independent Accountants


The Board of Directors and Stockholders
BICO, Inc.

     We have audited the accompanying consolidated balance sheets of BICO, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BICO, Inc. and its
subsidiaries  as  of  December  31,  2003  and  2002,   and   the
consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

October 4, 2004

                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            Dec. 31, 2003    Dec. 31, 2002
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $     448,180     $     81,682
 Accounts receivable                                                    -           50,096
 Notes  receivable                                                      -           46,338
                                                             -------------    -------------

                 TOTAL CURRENT ASSETS                             448,180          178,116


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $     448,180      $   178,116
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
							  Consolidated Balance Sheets
                                                    (Continued)

                                                            Dec.31, 2003      Dec. 31, 2002
                                                            ------------      -------------
CURRENT LIABILITIES
  Accounts payable                                           $          -      $ 4,105,303
  Notes payable                                                         -        1,473,347
  Current portion of long-term debt                                     -          286,457
  Capital lease obligations                                             -        1,265,299
  Accrued liabilities                                                   -        2,270,635
  Escrow payable                                                        -            2,700
                                                             ------------     -------------
        TOTAL CURRENT LIABILITIES                                       -        9,994,652

LONG-TERM LIABILITIES
  Liabilities subject to compromise                             8,154,100                -
  Liabilities in excess of assets held for sale                   184,773          590,911
                                                             ------------     -------------
                                                                8,338,873          590,911


COMMITMENTS AND CONTIGENCIES

UNRELATED INVESTORS'INTEREST
   IN SUBSIDIARIES                                                      -            1,440

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Dec. 31,
   2003 and 2002, outstanding 7,387,507,775 shares
   at Dec. 31, 2003, 7,138,933,127 shares at
   Dec. 31, 2002                                              738,750,778      713,893,312
   Convertible preferred stock, par value $10
   per share, authorized 500,000 shares issuable in
   series, shares issued and outstanding 108,356 at
   December 31, 2002                                                    -          108,357
   Additional paid-in capital                                (468,788,830)    (444,039,721)
   Accumulated deficit                                       (277,852,641)    (279,779,924)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (7,890,693)      (9,817,976)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    448,180     $    178,116
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
					           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                             Year Ended December 31,
                                                    2003             2002              2001
                                                -------------    -------------    -------------
Revenues
  Net sales                                      $  625,231        $ 2,828,923    $ 4,342,203

Costs and expenses
  Cost of products sold                             258,319          1,645,258      3,287,176
  Research and development                                -            896,186      7,113,258
  General and administrative                        750,524         19,016,705     21,879,130
  Amortization                                            -            175,000        804,458
  Impairment loss                                         -          6,014,576              -
                                                -------------    -------------    -------------
                                                  1,008,843         27,747,725     33,084,022
                                                -------------    -------------    -------------
    Loss from operations                           (383,612)       (24,918,802)   (28,741,819)

Other (income) and expense
  Forgiveness of debt                            (1,292,335)                 -		  -
  Gain on sale of ViaCirq                        (1,061,254)                 -		  -
  Loss on sale of equipment  				          -   		     -		  -
  Gain on sale of MicroIslet stock                        -        (1,283,852)             -
  Interest income                                         -          (413,703)      (561,817)
  Debt issue costs                                        -                  -      2,218,066
  Beneficial convertible debt feature                     -                  -      2,063,915
  Interest expense                                   42,694            639,591        826,346
  Loss on unconsolidated subsidiaries                     -            524,151        279,978
  Loss on disposal of assets                              -            922,451         29,759
  Other taxes                                             -                  -        120,882
  Unusual item                                            -           (170,075)    (2,562,848)
  Other Income                                            -            (20,512)        (7,715)
                                                -------------    -------------    -------------
                                                 (2,310,895)           198,051      2,406,566
                                                -------------    -------------    -------------
    Income (Loss) before unrelated
      investors' interest                         1,927,283        (25,116,853)   (31,148,385)

Unrelated investors' interest in
  net loss of subsidiaries                                -                  -        206,075
                                                -------------    --------------   -------------
  Net income (loss)                            $  1,927,283       $(25,116,853)  $(30,942,310)
                                                =============    ==============   =============

  Loss per common share - Basic:
   Net Loss                                    $      (0.00)      $      (0.01)  $      (0.02)
   Less: Preferred stock dividends                    (0.00)             (0.00)         (0.00)
                                                -------------    -------------   -------------
   Net loss attributable to
       common stockholders:                    $      (0.00)      $      (0.01)  $      (0.02)
                                                =============    =============   =============


  Loss per common share - Diluted:
   Net Loss                                    $      (0.00)      $      (0.01)  $      (0.02)
   Less: Preferred stock dividends                    (0.00)             (0.00)         (0.00)
                                                -------------    -------------   -------------
   Net loss attributable to
       common stockholders:                    $      (0.00)      $      (0.01)  $      (0.02)
                                                =============    =============   =============

The accompanying notes are an integral part of these statements.


                           BICO, Inc. and Subsidiaries
					(Debtor in Possession)
              Consolidated Statements of Stockholders' Equity (Deficiency)


			  	                                                         Note rec.
                 Preferred Stock  Discount assigned  Common Stock                 issued for  Additional
                  ---------------  to benef. conv.   ------------                  Common Stk  Paid in    Accumulated
                 Shares   Amount     feature     Shares      Amount    Warrants    Rel Party   Capital      Deficit      Total
                 ------   ------    ----------   ------      ------    ----------   -------- ----------- -------------- ----------
Balance at
  Dec. 31, 2000     -    $   -       $   -     1,383,704,167$138,370,417$6,204,235   $87,035,096 $(223,720,761) $ 7,888,987
                  ------  -------    -------   -------------  ---------- ----------   ----------   ----------- -----------
Proceeds from
 stk offering       -        -           -       769,410,092  76,941,009     -       (67,717,009)           -     9,224,000
Preferred stk.    16,930    169,300(1,962,632)         -           -         -        10,078,332            -     8,285,000
Constructive
 dividend on
 preferred stock    -         -     1,821,632          -           -         -        (1,821,632)           -          -
Conversion of
 debentures         -         -          -       297,516,852  29,751,685     -       (19,096,026)           -    10,655,659
Warrants
 granted and extended
 -subsidiaries      -         -          -             -           -         -            (1,331)           -        (1,331)
Issuance of
 convertible debt   -         -          -             -           -         -         2,058,970            -     2,058,970
Common stk.
 issued-subs.       -         -          -             -           -         -           162,500            -       162,500
Warrants granted    -         -          -             -           -        17,420       188,252            -       205,672
  Net loss          -         -          -             -           -         -              -      (30,942,310) (30,942,310)
                  ------  -------    -------   -------------  ---------- ----------   ----------  -----------   -----------
Balance at
 Dec. 31, 2001    16,930  $ 169,300 $(141,000) 2,450,631,111$245,063,111$6,221,655  $ 10,887,152 $(254,663,071) $ 7,537,147
                  ------  --------- ---------- ------------- ----------- ---------    ----------   -----------    ---------

Proceeds from
 stk offering       -        -           -       372,444,628  37,244,463     -       (31,655,920)           -     5,588,543
Conversion of
 preferred stock  (6,094) (60,943)       -     4,315,857,388 431,585,738     -      (429,464,295)           -     2,060,500
  Constructive
 dividend on
 preferred stock    -         -       141,000          -           -         -              -               -       141,000
Warrants
 granted and extended
 -subsidiaries      -         -          -             -           -         -           (60,000)           -       (60,000)
Common stk.
 issued-subs.       -         -          -             -           -         -            31,687            -        31,687
Warrants expired/
 cancelled          -         -          -             -           -    (6,221,655)    6,221,655            -           -
  Net loss          -         -          -             -           -         -              -      (25,116,853) (25,116,853)
                  ------  -------    -------   -------------  ---------- ----------   ----------   -----------  -----------
Balance at
  Dec. 31, 2002   10,836 $108,357   $    -     7,138,933,167$713,893,312$    -     $(444,039,721)$(279,779,924) $(9,817,976)
                  ------  -------    -------   ------------- ----------- ----------  -----------   -----------  -----------

Conversion of
 preferred stock (10,836)(108,357)       -       248,574,648  24,857,466     -       (24,749,109)           -             -

Net income            -         -        -             -           -         -              -        1,927,283    1,927,283
                  ------  -------    -------   -------------  ---------- ----------   ----------   -----------  -----------
Balance at
  Dec. 31, 2003       -  $      -   $    -     7,387,507,775$713,893,312$    -     $(468,788,830)$(277,852,641) $(7,890,693)
                  ======  =======    =======   ============= =========== ==========   ==========   ===========  ===========


The accompanying notes are an integral part of these statements.





                                              BICO, Inc. and Subsidiaries
								(Debtor in Possession)
                                        Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,

                                                                         2003             2002            2001
                                                                      -------------  -------------  -------------
Cash flows used by operating activities:
Net income (loss)                                                      $  1,927,283   $(25,116,853)  $(30,942,310)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                                  -        988,878        977,178
    Amortization                                                                  -        175,000        804,453
    Loss on disposal of assets                                                    -        922,451         29,759
    Loss on unconsolidated subsidiaries                                           -        524,151        279,978
    Unrelated investors' interest in susidiaries                             (1,440)             -       (260,078)
    Stock issued in exchange for services                                         -      3,334,947              -
    Provision for (recovery of)potential loss on notes receivable                 -       (169,598)      (137,502)
    Warrants granted                                                              -        768,545         17,420
    Warrants granted and extended by subsidiaries                                 -        (28,313)       188,252
    (Decrease)increase in allowance for losses on accounts receivable             -        (43,664)             -
    (Decrease)increase in accounts receivable                                50,096      1,129,124       (835,007)
    Decrease in inventories                                                       -      1,645,605      1,303,127
    (Decrease) in inventory valuation allowance                                   -       (734,374)    (1,688,699)
    (Increase) decrease in prepaid expenses                                       -      1,041,093        (67,547)
    (Increase) decrease in other assets                                           -        125,910       (113,051)
    Increase (decrease) in accounts payable                                       -        189,039      4,176,925
    Increase in other liabilities                                            42,694      1,288,567        820,451
    Debt forgiveness                                                     (1,292,335)             -     (2,562,848)
    Impairment loss                                                               -      6,014,576              -
    Gain on sale of MicroIslet stock                                              -     (1,283,852)             -
    Stock issued in payment of interest                                           -        121,711              -
    Increase in liabilities in excess of assets held for sale	  	    125,116			 -	          -
    Gain on sale of assets held for sale						 (1,061,254)   	       -		    -
                                                                       -------------  -------------  -------------
      Net cash flow used by operating activities                           (209,840)    (9,107,057)   (25,891,584)
                                                                       -------------  -------------   -------------
Cash flows from investing activities:
  Liabilities in excess of assets sold						    530,000 		 -		    -
  Purchase of property, plant and equipment                                       -       (363,331)    (1,542,038)
  Proceeds from sale of MicroIslet stock                                          -      1,521,038              -
  Disposal of property, plant and equipment                                       -      2,171,261              -
  (Increase)decrease in notes receivable                                          -      2,599,451     (1,429,041)
  Payments received on notes receivable                                           -        115,963        383,716
  (Increase)in interest receivable                                           46,338        141,386        (97,102)
  Purchase of marketing rights                                                    -              -     (1,285,000)
  Acquisition of unconsolidated subsidiaries                                      -              -     (1,093,948)
                                                                        -------------  -------------  -------------
    Net cash provided (used) by investing activites                         576,338      6,185,768     (5,063,413)
                                                                        -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from stock offering                                                                   -     10,677,600
  Proceeds from warrants exercised                                                -        770,000              -
  Proceeds from sale of preferred stock                                           -      2,794,840      6,285,000
  Redemption of stock subscriptions                                               -              -     (1,453,600)
  Proceeds from debentures payable                                                -              -      8,255,659
  Payments on notes payable and long-term debt                                    -     (1,826,103)   (14,408,087)
  Increase in notes payable and long-term debt                                    -      1,934,512     14,120,502
  Decrease in capital lease obligations                                           -       (938,373)       (98,789)
                                                                       -------------  -------------   -------------
      Net cash provided by financing activities                                   -      2,734,876     23,378,285
                                                                       _____________  _____________   _____________

      Net increase (decrease) in cash                                       366,498       (186,413)    (7,576,712)

  Cash and cash equivalents, beginning of year                               81,682        268,095      7,844,807
                                                                       -------------  -------------   -------------
  Cash and cash equivalents, end of year                               $    448,180   $     81,682   $    268,095
                                                                       =============  =============  =============

The accompanying notes are an integral part of these statements.

                                            BICO, Inc. and Subsidiaries
                                             (Debtor in Possession)
							Consolidated Statements of Cash Flows
                                                     (Continued)

                                                                                Year ended December 31,
                                                                         2003            2002             2001
                                                                     -------------   -------------   -------------
Supplemental Information:
           Interest paid                                              $       -       $    700,474     $   412,239
                                                                      =============   ============    ============

Supplemental schedule of non-cash
investing and financing activities:


Conversion of preferred stock for common stock                        $ 24,857,466     $       -        $       -
                                                                      =============     ===========     ============
Constructive dividend on convertible preferred stock                  $       -        $    141,000     $ 1,821,632
                                                                      =============     ===========     ============
Conversion of debentures for common stock                             $       -        $       -        $10,655,659
                                                                      =============     ===========     ============
Conversion of stock subscriptions for common stock                    $       -        $       -        $ 9,900,000
                                                                      =============     ===========     ============
Preferred stock issued in payment of long term debt                   $       -        $       -        $ 2,000,000
                                                                      =============     ===========     ============
Acquisition of marketing rights for note payable                      $       -        $       -        $ 5,715,000
                                                                      =============     ===========     ============
Cancellation of marketing rights offset by
 reduction in note payable                                            $       -        $  5,600,000     $      -
                                                                      =============     ===========     ============
Reduction in notes receivable from related parties
by offsetting previously accrued salaries                             $       -        $    808,710     $      -
                                                                      =============     ===========     ============
The accompanying notes are an integral part of these statements.

                     BICO, Inc. and Subsidiaries
                       (Debtor in Possession)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 2003, 2002 and 2001



NOTE A - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 18, 2003 (Petition Date), BICO, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws (Bankruptcy Code) in the United States Bankruptcy Court for the
Western District of Pennsylvania (Bankruptcy Court). The Company and its subsidiaries incurred substantial losses in 2002 and in prior years and funded their operations and product development through the sale of common and preferred stock and issuance of debt instruments. In late 2001 and continuing throughout 2002, BICO experienced difficulty raising monies to support its own operations and controlling costs. During 2002, BICO began selling its assets to provide capital to meet its obligations. BICO s financial situation continued to deteriorate throughout 2002. Without necessary funding, BICO was unable to continue operations and to retain sufficient counsel to defend itself from litigation matters. In 2002, BICO was sued by several alleged creditors who obtained default judgments against BICO and a subsidiary. The judgment holders thereafter levied on property of BICO, scheduling an execution sale of assets. The threat of losing substantial assets to a single disputed creditor precipitated the need to seek protection under Chapter 11 and to reorganize the Company.

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

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company s assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (Fresh-Start accounting). Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP-7. Accordingly,all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding.  The income (loss) per share does not  include common stock equivalents since the effect  would
be   antidilutive.   The  weighted  average  shares  used  to
calculate the loss per share amounted to 7,357,012,122 in 2003, 3,643,337,572 in 2002, and 1,952,313,675 in 2001. The net income (loss)
attributable  to common shareholders  for  the  years ended  December
31,  2003, 2002 and 2001  were $2,817,141, ($25,257,853), and ($32,763,942), respectively, which include constructive dividends to preferred stockholders of zero $141,000, and $1,821,632, respectively.

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

Interest

No interest was capitalized as a component of the cost of property, plant and equipment constructed for its own use during the years ended December 31, 2003, 2002 or 2001.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and  the reported amounts of revenues and expenses during  the
reporting  period.   Actual results could  differ  from  those
estimates. The Company has stated liabilities subject to compromise based upon estimated settlement amounts, has established allowances based upon management's evaluation of inventories, accounts receivable, and receivables from related parties and amortizes intangible assets such as goodwill and patents over estimated useful lives.

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

Debt Issue Costs

The Company follows the policy of expensing debt issue costs on debentures when debentures are issued. Total debt issue
costs  incurred for the period ended December 31, 2000   were
$2,218,066. There were no such costs incurred in 2003 or 2002.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks, receivables from officers and directors of the Company, and investments in unconsolidated subsidiaries Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit. Receivables from directors and officers of the Company are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

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

Advertising Costs

Advertising costs are charged to operations when incurred.
Advertising expenses for 2003, 2002 and 2001 were zero, $7,302, and $367,867, respectively.

NOTE B - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BICO, Inc. (the Company) and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary (through October 13, 2003), ViaCirQ, Inc., and its 99% owned subsidiary (through October 13, 2003), ViaTherm, Inc., and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc., and its 100% owned subsidiary, B-A-Champ, Inc. All significant intercompany accounts and transactions have been eliminated.

The Company and its subsidiary Petrol Rem, Inc. filed voluntary petitions for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania.

As discussed in Note A, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimate amount of allowable claims. Liabilities not subject to settlement are classified current and non-current.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE

Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case imposed an automatic stay, applicable generally to creditors and other parties of interest, of: (1) the commencement or continuation of a judicial, administrative or other action or proceeding against the Debtor that was or could have been commenced prior to commencement of the Chapter 11 Case or to recover for a claim that arose prior to commencement of the Chapter 11 Case;
(2) the enforcement against the Debtor or its property of any judgments obtained prior to commencement of the Chapter 11 Case; (3) the taking of any action to obtain possession of property of the Debtor or to exercise control over property of the Debtor; (4) the creation, perfection or enforcement of any lien against the property of the Debtor s bankruptcy estate; (5) any act to create, perfect or enforce against property of the Debtor any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case;
(6) the taking of any action to collection, assess or recover claims against the Debtor that arose before commencement of the Chapter 11 Case; (7) the setoff of any debt owing the Debtor that arose prior to commencement of the Chapter 11 Case against any claim against the Debtor; (8) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtor. Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies, however, enforcement of judgments entered on these claims, if any, is expressly prohibited without further Bankruptcy Court approval.

Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheet as Liabilities Subject to Compromise. Reductions in liabilities as a result of the bankruptcy proceedings are recognized as Forgiveness of Debt in the Consolidated Statements of Operations.

NOTE D - LIABILITIES IN EXCESS OF ASSETS HELD FOR SALE

In March 2003, the Company and its subsidiary Petrol Rem, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. Following the filing, the Company s equity interests in Diasense, ViaCirq, and Viatherm were sold; Petrol Rem was liquidated in connection with its own bankruptcy plan; and the former operating assets at the Company s manufacturing facility were sold. Although these transactions all took place after the Chapter 11 filing, efforts were underway at that time to sell these assets.

In August 2003 the Company sold all inventory and equipment formerly held at its Indiana County manufacturing facility to an unrelated party for $130,000. There was no gain or loss realized on this sale.

In October 2003 the Company sold its equity and debt interest in subsidiaries ViaCirq, Inc, and Viatherm, Inc. to an unrelated party for $300,000. A gain of $1,061,254 was recognized in the fourth quarter of 2003 as a result of this sale.

In July 2004 the Company sold its equity and debt interest in subsidiary Diasense, Inc. to an unrelated party for $80,000 and recognized a net gain of $264,773 at that time.

In December 2003 the United States Bankruptcy Court for the Western District of Pennsylvania confirmed a plan of liquidation for the Company's subsidiary, Petrol Rem, Inc. All of its assets were sold to an unrelated party for $100,000. The proceeds from the sale were utilized in the Liquidating Plan to pay dministrative expenses and claims; priority creditor claims and unsecured claims of Petrol Rem creditors to the extent of available funds.

The balance recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale. Following is a summary of these net assets and (net liabilities):

				  Dec. 31, 2003		Dec. 31, 2002

Diasense, Inc.			$   (184,773)		$  (145,148)
ViaCirq, Inc.			           0	           (676,111)
Petrol Rem, Inc.	                   0                100,348
Other Assets                               0	            130,000
				    --------               ---------
			        $   (184,773)           $  (590,911)
                                    ========               =========


NOTE E - NOTES RECEIVABLE

     Notes receivable due from various related and unrelated parties consisted of:

                                     Dec. 31, 2003      Dec. 31, 2002

  Related Parties


Note Receivable from Anthony J.
DelVicario, a former director of
 Diasense, Inc. and president of
 American Inter-Metallics, Inc.,
 dated November 9, 2001 in the
 amount of $114,000 payable on       $   112,554        $ 112,554
 demand with interest at prime
 rate plus 2%.  The note is
 collateralized by the assets of
 American Inter-Metallics, Inc.

 Note receivable from Fred E.
 Cooper, Chief Executive Officer,
 dated April 28, 1999, in the
 amount of $777,400, payable in
 monthly installments of $9,427          204,583          204,583
 with a final balloon payment on
 May 31, 2002.  Interest is
 accrued at a rate of 8% per
 annum. Under an agreement
 between the Company and Mr.
 Cooper amounts accrued as
 unpaid salary were applied
 to the note balance during
 2002.

 Unrelated Parties

 Note receivable from sale of
 MicroIslet stock without interest             -           46,338
 (See note G)

 Note receivable from an
 individual, due on November 15,
 2002 with interest at prime plus         44,283           44,283
 2% (6.75% at December 31, 2001).

 Note receivable from CCTI Partners
 in connection with an Asset
 Purchase Agreement for the sale
 of assets by Ceramic Coating
 Technologies, Inc. $227,053 of          502,250          502,250
 the note was due on October 31,
 2002 without interest. The balance
 of the note was due over a five
 year period with interest of 6%.

                                      ----------      -----------
                                         863,670          910,008

  Less current notes receivable                 -          46,338
                                       ----------     -----------
  Noncurrent                              863,670         863,670
  Accrued Interest                         17,431          17,431
                                       ----------     -----------
  				      $   881,101     $   881,101
                                       ==========     ===========

     Accrued interest receivable on the related party notes as  of
     December   31,  2003 and  2002  was  $16,047.

NOTE F - BUSINESS SEGMENTS

Because the Company discontinued all other operations, there was only one operating segment, "Biomedical Devices," in 2003.

The   Company  operated  in  two  reportable  business   segments in 2002 and
2001: Biomedical  devices, which included the operations of BICO,  Inc.,
Diasense,  Inc.  and  ViaCirQ,  Inc.  and  Bioremediation,   which included
the  operations  of  Petrol  Rem,  Inc.   Following   is summarized  financial
information for  the  Company's  reportable segments:

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


NOTE G - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2002 consisted of accrued interest of $42,118 and accrued payroll of $2,228,517. These accrued liabilities were included in liabilities subject to compromise at the time of the bankruptcy filing in 2003.


NOTE H - DEBT OBLIGATIONS

    Notes payable as of December 31, 2002 consisted of the following as of:

                                                     Dec. 31,
                                                       2002


Note Payable in connection with a Settlement
Agreement and Mutual Release related to  the
outstanding  amounts owed for the  Company's
stock  purchase agreement for 58.4% interest
in International Chemical Technologies, Inc.       $  443,520
(ICTI).  The note bears interest at  a  rate
of 10% per annum and is payable in ten monthly installments from January to October
2002.

     Note  Payable to Cache Capital payable
     on or before March 28, 2003 with                 518,000
     interest at 22%

     Note Payable to Individuals on demand
     with interest at a rate  of 13%                  242,698

     Promissory  Note  payable  to  the  minority
     owner of Intco, Inc., a 51% owned subsidiary
     of  the  Company's subsidiary,  Petrol  Rem,
     Inc.   The loan is collateralized by  Petrol     219,961
     Rem's 51% ownership in Intco. Principal and interest at 7% per annum are payable upon demand

     Commercial Premium Finance Agreement payable
     in various monthly installments including         49,168
     interest at various rates.

                                                   ----------
     Note payable                                  $1,473,347
                                                   ==========


     Current portion of long-term debt as of December 31, 2002 consisted of a Demand Note of $286,457 in favor of INTCO, Inc.(a former subsidiary of Petrol Rem)at an interest rate of 13% per annum. Demand for payment was made in July 2002. There were no payments on the debt obligation during 2003.

     All debt obligations at the time of the bankruptcy filing were included in liabilities subject to compromise.

NOTE I - LEASES

     Under the terms of a capital lease, the Company was obligated to make total payments of $1,602,221 through December 2010, at which time  title  to  the  property would  transfer  to  the
     Company.   Management  recognized  this  property   and   the
     corresponding capital lease obligation at the present value of the lease payments, which was $1,434,066 at the inception of the lease, using an imputed rate of 9% per annum. The
     Company received an eviction notice under this lease in August
     2002, as a result, the Company vacated its manufacturing facility. The remaining asset and accumulated depreciation were written off through an impairment charge as of December 31, 2002.


NOTE J- STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company may issue up to 500,000 shares of preferred stock in series, which would have rights as determined by the Board.

     During 2001, 500,000 shares of preferred stock were authorized as "4% Cumulative Convertible Preferred Stock" in series G, H,I,J and K. 16,930 preferred shares were issued in 2001 and 4,211 were issued in 2002. There were 10,305 preferred shares converted during 2002 leaving a balance of 10,836 shares outstanding at December 31, 2002. Under the Plan of Reorganization, confirmed by the Bankruptcy Court, all outstanding preferred shares as of the bankruptcy date, March 18, 2003, were cancelled. Prior to the banjruptcy datte, 248,574,648 shares of our common shares were issued in connection with preferred stock conversions.

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

NOTE K - UNUSUAL ITEMS

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

NOTE L - INCOME TAXES

     As  of  December  31, 2003, the Company  had   available
     approximately $160,000,000 of net operating loss carryforwards
     for  federal  income  tax  purposes.    These   carryforwards
     are available, subject to limitations, to offset future taxable income, and expire in tax years 2004 through 2023.
     The  Company  also  has  research  and  development   credit
     carryforwards available to offset federal income taxes of approximately $1,569,000, subject to limitations, expiring in tax years 2005 through 2021.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The  following  is  a  summary  of  the  composition  of  the
     Company's   deferred  tax  asset  and  associated   valuation
     allowance  at  December  31,  2003, and December  31,  2002:

                                  Dec. 31,      Dec. 31,        Dec. 31,
                                    2003          2002            2001

       Net Operating Loss       $50,000,000    $ 56,440,000   $ 53,516,000
       Warrant Expense            8,593,191       8,593,191      8,593,191
       Tax Credit Carryforward    1,569,000       1,569,000      1,569,000
                                 ----------      ----------    -----------
                                 60,602,191      66,602,191     63,678,191
       Valuation Allowance      (60,602,191)    (66,602,191)   (63,678,191)
                                 ----------      ----------    -----------
       Net Deferred Tax Asset  $       -        $      -       $      -
                                 ==========      ==========    ===========


NOTE M - COMMITMENTS AND CONTINGENCIES

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

     Lawsuits have been filed against the Company and its subsidiaries for collection of approximately $1,645,062 for amounts due to creditors or employees. Management is defending these actions and working to negotiate suitable payment arrangements as funds allow, but the lack of funds are likely to cripple the Company's ability to defend or settle the litigation, and possibly the Company. The dollar amount of these claims is included in either accounts payable or accrued expenses. During 2002, default judgements were entered against the Company for $582,091 of these claims and these amounts are included in liabilities subject to compromise at December 31, 2003.

     Management of the Company believes that any liability arising from litigation through the effective date of the Company's reorganization will be either dismissed or settled through the plan of reorganization.

NOTE N- EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan with 401(k) provisions, which covers all employees meeting certain age and period of service requirements. Employer contributions are discretionary as determined by the Board of Directors. There were no employer contributions to the plan from inception through December 31, 2003.

NOTE 0 - SUBSEQUENT EVENTS (UNAUDITED)

     Chapter 11 Bankruptcy

     On August 3, 2004 the Company, along with a joint plan proponent, PHD Capital,submitted a Plan of Reorganization. PHD Capital is an investment banking company and was used by the Company prior to the filing of the Chapter 11 as an investment banker to raise funds. None of the principals or insiders of the Company are principals or insiders of PHD Capital, nor have any members of PHD Capital ever held any posiions with the Company. As of September 30, 2004 sufficient votes had been received from creditors to approve the Plan of Reorganization and at a hearing on September 23, 2004 the Court confirmed the plan subject to the Company becoming current in its SEC reporting.

     Asset Sales

     In July 2004 the Company sold its equity and debt interest in subsidiary Diasense, Inc. to an unrelated party for $80,000 which resulted in a net gain of $264,773.