Form 10-Q
period 2004-03-31
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                       March 31, 2004

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

                         Yes                 No  X

     As of March 31, 2004, 7,387,507,775 shares of BICO, Inc.
common stock, par value $.10 were outstanding.


                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            March 31, 2004   Dec. 31, 2003
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $     388,947     $    448,180

                                                             -------------    -------------

                 TOTAL CURRENT ASSETS                             388,947          448,180


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $     388,947      $   448,180
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
							  Consolidated Balance Sheets
                                                    (Continued)

                                                           March 31, 2004     Dec. 31, 2003
                                                            ------------      -------------
CURRENT LIABILITIES                                          $          -      $         -

  Liabilities subject to compromise                             8,129,450        8,154,100
  Liabilities in excess of assets held for sale                   184,773          184,773
                                                             ------------     -------------
                                                                8,314,223        8,338,873


COMMITMENTS AND CONTIGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Mar. 31, 2004
   and Dec. 31, 2003, outstanding 7,387,507,775 shares
   at Mar. 31, 2004 and 7,138,933,127 shares at
   Dec. 31, 2003                                              738,750,778      738,750,778
   Additional paid-in capital                                (468,788,830)    (468,788,830)
   Accumulated deficit                                       (277,887,197)    (277,852,641)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (7,925,249)      (7,890,693)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    388,974     $    448,180
                                                             =============    =============

The accompanying notes are an integral part of these statements.


                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
					           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                               For the three months ended March  31,
                                                    2004             2003
                                                -------------    -------------
Revenues
  Net sales                                      $    5,000        $   154,734
                                                  -------------     ------------
							            5,000            154,734

Costs and expenses
  Cost of products sold                                   -             71,109
  General and administrative                         39,556            265,442
                                                  -------------    -------------
                                                     39,556            336,551
                                                -------------    -------------
    Loss from operations                            (34,556)          (181,817)

Other (income) and expense
  Forgiveness of debt                                     -        (1,292,335)
  Interest expense                                        -            42,694
                                                 -------------    -------------
                                                          -        (1,249,641)
                                                -------------    -------------

  Net income (loss)                            $    (34,556)     $ (7,224,247)
                                                =============    ==============

  Income (loss) per common share - Basic:
   Net Income (Loss)                           $      0.000      $     (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)
                                                -------------    -------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.000)
                                                =============    =============


  Income (loss) per common share - Diluted:
   Net Income (loss)                           $      0.000      $     (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)
                                                -------------    -------------
   Net income (loss) attributable to
       common stockholders:                    $      0.000      $     (0.000)
                                                =============    =============

The accompanying notes are an integral part of these statements.




                                              BICO, Inc. and Subsidiaries
								(Debtor in Possession)
                                        Consolidated Statements of Cash Flows

                                                                             For the three months ended March 31,

                                                                         2003                   2002
                                                                      -------------        -------------
Cash flows used by operating activities:
Net income (loss)                                                      $    (34,556)        $  1,067,824
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Unrelated investors' interest in susidiaries                                  -              (1,440)
    (Increase)decrease in accounts receivable                                     -               50,096
    Increase in other liabilities                                                 -               42,694
    Increase in liabilities in excess of assets held for sale	  	          -	              10,650
    Forgiveness of debt             						          -           (1,292,335)
                                                                       -------------       -------------
      Net cash flow (used) by operating activities                                -             (122,511)
                                                                       -------------       -------------
Cash flows from investing activities:
  Payments received on notes receivable                                           -               46,336
                                                                       -------------       -------------
    Net cash provided (used) by investing activites                               -               46,336
                                                                        -------------      -------------

Cash flows from financing activities:
    Settlement of liabilities subject to compromise                         (24,650)                   -
                                                                       -------------       -------------
      Net cash provided by financing activities                             (24,650)                   -
                                                                       _____________       _____________

      Net increase (decrease) in cash                                       (59,206)             (76,173)

  Cash and cash equivalents, beginning of year                              448,180               81,682
                                                                       -------------       -------------
  Cash and cash equivalents, end of year                               $    388,974         $      5,509
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

As a Debtor-in-Possession, BICO is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executor contracts, including lease obligations. Parties affected by these rejections may file claims with the Court, in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization which has been approved by creditors and equity holders and confirmed by the Court.

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

NOTE B - Basis of Presentation

The accompanying consolidated financial statements of BICO, Inc. (the "Company") and its 52% owned subsidiary, Diasense, Inc., and its 75% owned subsidiary, Petrol Rem, Inc., and its 99% owned subsidiary, ViaCirQ, Inc. (through October 13,
2003), and its 99% owned subsidiary, ViaTherm, Inc. (through October 13, 2003), and its 75% owned subsidiary, Rapid HIV Detection Corp., and its 98% owned subsidiary Ceramic Coatings Technologies, Inc., and its 100% owned subsidiary, B-A-Champ, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-
X.   Accordingly,  they do not include all of the  information
and   footnotes  required  by  generally  accepted  accounting
principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have
been   included.   For  further  information,  refer  to   the
consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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


NOTE D - Liabilities in Excess of Assets Held for Sale

In March 2003, the Company and its subsidiary Petrol Rem, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. Following the filing, the Company's equity interests in Diasense, ViaCirq, and Viatherm were sold; Petrol Rem was liquidated in connection with its own bankruptcy plan; and the former operating assets at the Company's manufacturing facility were sold. Although these transactions all took place after the Chapter 11 filing, these efforts were underway at that time to dispose of these assets.

The balance, $184,773, recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale in Diasense, Inc. In July 2004, the Company sold its equity and debt interest in Diasense, Inc. to an unrelated party for $80,000.

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



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our cash decreased to $388,974 as of March 31, 2004 from $448,180 as of December 31, 2003 primarily due to $34,556 net cash flow used by operating activities and settlement of $24,650 of liabilities subject to compromise.

                    Results of Operations

Prior to the Chapter 11 filing in the first quarter of 2003, we decided to voluntarily vacate our manufacturing facility in Indiana, PA. All manufacturing operations were ceased and no additional work was performed on any remaining contracts at the Indiana, PA facility. With the exception of ViaCirq substantially all operations of the Company were discontinued throughout 2003. We sold our equity interest in ViaCirq, Inc. on October 13, 2003 so these operations were also eliminated from our consolidations from that date forward.

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

Our sales and corresponding costs of products sold during the three months were $5,000 and zero respectively in 2004 compared to $154,734 and $71,109 in 2003. The decrease in sales resulted primarily from the cessation of all operations. The $5,000 of sales recognized in the first quarter of 2004 were from the assignment of the U.S. Army contract formerly held by our manufacturing division in Indiana. The operations for the first quarter of 2003 were all from ViaCirq, Inc.which continued in operations until we sold our equity interest in October 2003.

General and Administrative expenses during the first three months decreased from $265,442 in 2003 to $39,556 in 2004.
The decrease is primarily due to the fact that we further curtailed our operations.

We recognized income of $1,292,335 due to forgiveness of debt due to our bankruptcy filing in the first quarter of 2003.
There was no comparable item in the first quarter of 2004.

Interest expense decreased from $42,694 for the first three months of 2003 to zero for the same period in 2004 because of our bankruptcy filing on March 18, 2003.




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

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders
               None.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K
               None






     SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the     registrant has duly caused this
report to be signed on its behalf by the undersigned
thereunto duly authorized on this 6th day of October 2004.
..


                              BICO, INC.

                              By  /s/  Anthony Paterra
                                    Anthony Paterra
                                    CEO and Director