Form 10-Q
period 2004-06-30
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       June 30, 2004

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

                         Yes                 No  X

     As of  June 30, 2004, 7,387,507,775 shares of BICO, Inc.
common stock, par value $.10 were outstanding.


                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            June 30, 2004   Dec. 31, 2003
                                                             (Unaudited)
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $     354,276     $    488,180
                                                              -------------    -------------

                 TOTAL CURRENT ASSETS                             354,276          488,180


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $     354,276      $   488,180
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
					   Consolidated Balance Sheets
                                                    (Continued)

                                                           June 30, 2004     Dec. 31, 2003
                                                            (Unaudited)
                                                           ------------      -------------
CURRENT LIABILITIES                                          $          -       $        -

  Advance payment on asset sale                                     2,500                -
  Liabilities subject to compromise                             8,129,450        8,154,100
  Liabilities in excess of assets held for sale                   184,773          184,773
                                                             ------------     -------------
                                                                8,316,723        8,338,873


COMMITMENTS AND CONTIGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at June 30, 2004
   and Dec. 31, 2003, outstanding 7,387,507,775 shares
   at June 30, 2004 and 7,138,933,127 shares at
   Dec. 31, 2003                                              738,750,778      738,750,778
   Additional paid-in capital                                (468,788,830)    (468,788,830)
   Accumulated deficit                                       (277,924,395)    (277,852,641)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (7,962,447)      (7,890,693)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    354,276     $    448,180
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                               (Debtor in Possessions)
   			           CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                              For the six months ended June 30,      For the three months ended June 30,
                                                  2004               2003                   2004             2003
                                                -------------    -------------        ---------------    -------------
Revenues
  Net sales                                      $    7,500        $   359,534         $     2,500        $   204,800
                                                  -------------     ------------         --------------     ------------
							               359,534               2,500            204,800

Costs and expenses
  Cost of products sold                                   -            175,954                   -            104,845
  General and administrative                         79,254            459,693              39,698            194,251
                                                  -------------    -------------          -------------     -------------
                                                     79,254         11,932,625              39,698            299,096
                                                  -------------    -------------          -------------     -------------
    Loss from operations                            (71,754)        (9,297,776)            (37,198)           (94,296)

Other (income) and expense
  Forgiveness of debt                                     -         (1,292,335)                  -                  -
  Interest expense                                        -             42,694                   -                  -
                                                  -------------    -------------          -------------      ------------
                                                          -         (1,249,641)                  -                  -
                                                  -------------    -------------          -------------      ------------

  Ne t income (loss)                             $  (71,754)       $   973,528         $   (37,198)        $  (94,296)
                                                  =============    ==============         =============      ============

  Income (loss) per common share - Basic:
   Net Income (Loss)                             $    0.000        $    (0.000)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)            (0.000)              (0.000)            (0.000)
                                                  -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                      $    0.000        $    (0.000)          $   (0.000)       $    (0.000)
                                                  =============    =============          =============      ============


  Income (loss) per common share - Diluted:
   Net Income (loss)                             $    0.000        $    (0.000)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)            (0.000)              (0.000)            (0.000)
                                                  -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                      $    0.000        $    (0.000)          $   (0.000)       $    (0.000)
                                                  =============    =============          =============      ============

The accompanying notes are an integral part of these statements.




                                           BICO, Inc. and Subsidiaries
					     (Debtor in Possession)
                                        Consolidated Statements of Cash Flows


                                              For the six months ended June 30,      For the three months ended June 30,
                                                  2004               2003                   2003             2002
                                                -------------    -------------        ---------------    -------------
Cash flow used by operating activities:
 Net income (loss)                               $  (71,754)        $   973,528       $    (37,198)       $  (94,296)
 Adjustments to reconcile net loss ot net
 cash used by operating activities:
  Unrelated investors' interest in subsidiaries           -              (1,440)                 -                 -
  (Increase) decrease in accounts receivables             -              50,096                  -                 -
  (Decrease) increase in other liabilities                -              42,694                  -                 -
  Increase in liabilities in excess of assets
   held for sale                                          -              99,751                  -            89,101
  Forgiveness of debt                                     -          (1,292,335)                 -                 -
                                                -------------     -------------          -------------     -------------

    Net cash flow used by operating activities      (71,754)           (127,706)           (37,198)           (5,195)
                                                -------------     -------------          -------------     -------------

Cash flows from investing activities:
  Proceeds from liabilities in excess of assets
    sold                                              2,500               5,000              2,500                5,000
  Payments received on notes receivable                   -              46,338                  -                    -
                                                -------------      -------------         -------------      ------------
    Net cash provided (used) by investing
      activities                                      2,500              51,338              2,500                5,000
                                                -------------      -------------         -------------      ------------

Cash flows from financing activities:
  Settlement from liabilities subject to
    compromise                                      (24,650)                  -                  -                    -
                                                ------------       ------------          ------------      ------------
   Net cash provided by financing activities          2,500              51,338              2,500                5,000
                                                 ------------       ------------          ------------      ------------

  (Decrease) increase in cash and equivalents       (93,904)            (76,368)           (34,698)                (195)
  Cash and equivalents, beginning of period         448,180              81,682            388,974                5,509
                                                 ------------       ------------          -------------     ------------
  Cash and equivalents, end of period            $  354,276         $     5,314           $354,276          $     5,314
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



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our cash decreased to $354,276 as of June 30, 2004 from $448,180 as of December 31, 2003 primarily due to $71,754 net cash flow used by operating activities and settlement of $24,650 of liabilities subject to compromise offset by $2,500 received as an advance on the sale of our interest in Diasense, Inc.

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

We have proposed a Joint Plan of Reorganization (the Plan) and have received the required acceptance by our creditors. Under the Plan we will not continue business operations as an independent entity. Instead, the Joint Plan Proponent, PHD Capital, anticipates combining a new entity, cXc Services, Inc. (cXc), into BICO. BICO will obtain 100% of the assets of cXc, including the exclusive licensing rights to a product known as a web phone and management expertise. In return, the shareholders of cXc will receive full voting, convertible, and preferred stock in BICO. The preferred stock shall be convertible at any time into an amount of common stock equal to 49.6% of the total stock issuable by BICO, but will not provide cXc with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. The former shareholders of cXc will hold two of the three positions on the Board of Directors of BICO. BICO shall continue business operations as a publicly traded company with continuing infusions of capital and resources from selling additional shares or any other available source. Neither cXc nor its principals shall receive any funds currently held by BICO.

Our sales and corresponding costs of products sold during the six months were $7,500 and zero respectively in 2004 compared to $359,534 and $175,954 in 2003. The decrease in sales resulted primarily from the cessation of all operations. The $7,500 of sales recognized in the first six months of 2004 were from the assignment of the U.S. Army contract formerly held by our manufacturing division in Indiana. The operations for the first six months of 2003 were all from ViaCirq, Inc.which continued in operations until we sold our equity interest in October 2003.

General and Administrative expenses during the first six months decreased from $459,693 in 2003 to $79,254 in 2004.
The decrease is primarily due to the fact that we further curtailed our operations.

We recognized income of $1,292,335 due to forgiveness of debt due to our bankruptcy filing in the first six months of 2003.
There was no comparable item in the first quarter of 2004.

Interest expense decreased from $42,694 for the first six months of 2003 to zero for the same period in 2004 because of our bankruptcy filing on March 18, 2003.




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