Form 10-Q
period 2004-09-30
BICO INC/PA
filed 2004-10-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                       September 30, 2004

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

                         Yes                 No  X

     As of September 30, 2004, 7,387,507,775 shares of BICO,
Inc. common stock, par value $.10 were outstanding.



                                       BICO, Inc. and Subsidiaries
                                        (Debtor in Possession)
             				   Consolidated Balance Sheets

                                                            Sept. 30, 2004   Dec. 31, 2003
                                                             (Unaudited)
                                                            -------------    -------------
CURRENT ASSETS
 Cash and equivalents                                       $     298,150     $    448,180
                                                            -------------    -------------

                 TOTAL CURRENT ASSETS                             298,150          448,180


OTHER ASSETS
 Related Party Receivables
  Notes receivable                                                317,137          317,137
  Interest receivable                                              16,047           16,047
                                                            -------------    -------------
                                                                  333,184          333,184

 Other notes receivable                                           546,533          546,533
 Other interest receivable                                          1,384            1,384
                                                            -------------     ------------
                                                                  881,101          881,101

 Allowance for notes receivable                                  (881,101)        (881,101)
                                                            -------------     ------------
                                                                        -                -


         TOTAL ASSETS                                       $     298,150      $   448,180
                                                            =============    =============

The accompanying notes are an integral part of these statements.


                                            BICO, Inc. and Subsidiaries
                                              (Debtor in Possession)
					  Consolidated Balance Sheets
                                                    (Continued)

                                                           Sept. 30, 2004     Dec. 31, 2003
                                                            (Unaudited)
                                                           ------------      -------------

CURRENT LIABILITIES                                          $          -      $         -

  Liabilities subject to compromise                             7,166,974        8,154,100
  Liabilities in excess of assets held for sale                         -          184,773
                                                             ------------     -------------
                                                                7,166,974        8,338,873


COMMITMENTS AND CONTIGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock, par value $.10 per share,
   authorized 8,000,000,000 shares at Sept. 30, 2004
   and Dec. 31, 2003, outstanding 7,387,507,775 shares
   at Sept. 30, 2004 and 7,138,933,127 shares at
   Dec. 31, 2003                                              738,750,778      738,750,778
   Additional paid-in capital                                (468,788,830)    (468,788,830)
   Accumulated deficit                                       (276,830,772)    (277,852,641)
                                                             -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (6,868,824)      (7,890,693)
                                                             -------------   --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIENCY)                $    298,150     $    448,180
                                                             =============    =============

The accompanying notes are an integral part of these statements.

                                             BICO,  INC.  AND  SUBSIDIARIES
                                              (Debtor in Possessions)
			              CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                              For the nine months ended Sept 30,    For the three months ended Sept 30,
                                                  2004               2003                   2004             2003
                                                -------------    -------------        ---------------    -------------
Revenues
  Net sales                                      $    7,500        $  581,681          $           -        $   222,147
                                                  -------------     ------------         --------------     ------------
					              7,500           581,681                      -            222,147

Costs and expenses
  Cost of products sold                                   -            248,093                     -             72,139
  General and administrative                        178,592            634,622                99,338            174,929
                                                  -------------    -------------          -------------     -------------
                                                    178,592            882,715                99,338            247,068
                                                  -------------    -------------          -------------     -------------
    Loss from operations                           (171,092)          (301,034)              (99,338)           (24,921)

Other (income) and expense
  Forgiveness of debt                              (928,188)        (1,292,335)             (928,188)                 -
  Interest expense                                        -             42,694                   -                    -
  (Gain) on sale of Diasense, Inc.                 (264,773)                 -              (264,773)                 -
                                                  -------------    -------------          -------------      ------------
                                                 (1,192,961)        (1,249,641)           (1,192,961)                 -
                                                  -------------    -------------          -------------      ------------

  Net income (loss)                              $1,021,869       $    948,607          $  1,093,623       $    (24,921)
                                                  =============    ==============         =============      ============

  Income (loss) per common share - Basic:
   Net Income (Loss)                           $     (0.000)     $     (0.000)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $     (0.000)     $     (0.000)          $   (0.000)       $    (0.000)
                                                =============    =============          =============      ============


  Income (loss) per common share - Diluted:
   Net Income (loss)                           $     (0.000)     $     (0.000)          $   (0.000)       $    (0.000)
   Less: Preferred stock dividends                   (0.000)           (0.000)              (0.000)            (0.000)
                                                -------------    -------------          -------------      ------------
   Net income (loss) attributable to
       common stockholders:                    $      (0.000)    $     (0.000)          $   (0.000)       $    (0.000)
                                                =============    =============          =============      ============

The accompanying notes are an integral part of these statements.




                                              BICO, Inc. and Subsidiaries
						(Debtor in Possession)
                                        Consolidated Statements of Cash Flows


                                              For the nine months ended Sept. 30,    For the nine months ended June 30,
                                                  2004               2003                   2004             2003
                                                -------------    -------------        ---------------    -------------
Cash flow used by operating activities:
 Net income (loss)                               $1,021,869        $    948,607       $  1,093,623        $     (24,921)
 Adjustments to reconcile net loss ot net
 cash used by operating activities:
  Gain on sale of Diasense, Inc.                   (264,773)                  -           (264,773)                   -
  Unrelated investors' interest in subsidiaries           -              (1,440)                 -                    -
  (Increase) decrease in accounts receivables             -              50,096                  -                    -
  (Decrease) increase in other liabilities                -              42,694                  -                    -
  Increase in liabilities in excess of assets
   held for sale                                          -             116,058                  -               16,307
  Forgiveness of debt                              (928,188)         (1,292,335)          (928,188)                   -
                                                -------------     -------------          -------------     -------------

Net cash flow used by operating activities         (171,092)           (136,320)           (99,338)              (8,614)
                                                -------------     -------------          -------------     -------------

Cash flows from investing activities:
  Proceeds from liabilities in excess of
    assets sold                                      80,000             130,000             77,500              125,000
  ViaCirq sale                                            -              10,000                  -               10,000
  Payments received on notes receivable                   -              46,338                  -                    -
                                                -------------      -------------         -------------      ------------
    Net cash provided (used) by investing
      activities                                     80,000             186,338             77,500              135,000
                                                -------------      -------------         -------------      ------------

Cash flows from financing activities:
  Settlement of liabilities subject to compromise   (58,938)                  -            (34,288)                   -

                                                ------------       ------------          ------------      ------------
   Net cash provided by financing activities        (58,938)                  -            (34,288)                   -
                                                ------------       ------------          ------------      ------------

  (Decrease) increase in cash and equivalents      (150,030)             50,018            (56,126)             126,386
  Cash and equivalents, beginning of period         448,180              81,682            354,276                5,314
                                                 ------------       ------------          -------------     ------------
  Cash and equivalents, end of period            $  298,150         $   131,700        $   298,150          $   131,700
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

As discussed in Note A, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporing by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimate amount of allowable claims. Liabilities not subject to settlement are classified current and non-current.

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

The balance at December 31, 2003, $184,773, recognized as Liabilities in Excess of Assets Held for Sale represents the excess of the liabilities related to the carrying value of the assets held for sale in Diasense, Inc. In July 2004, the Company sold its equity and debt interest in Diasense, Inc. to an unrelated party for $80,000.

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



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


                    Liquidity and Capital Resources

Our cash decreased to $298,150 as of September 30, 2004 from $448,180 as of December 31, 2003 primarily due to $171,092 net cash flow used by operating activities and settlement of $58,938 of liabilities subject to compromise offset by $80,000 received from the sale of our interest in Diasense, Inc.

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

Our sales and corresponding costs of products sold during the nine months were $7,500 and zero respectively in 2004 compared to $581,681 and $248,093 in 2003. The decrease in sales resulted primarily from the cessation of all operations. The $7,500 of sales recognized in the first nine months of 2004 were from the assignment of the U.S. Army contract formerly held by our manufacturing division in Indiana. The operations for the first nine months of 2003 were all from ViaCirq, Inc.which continued in operations until we sold our equity interest in October 2003.

General and Administrative expenses during the first nine months decreased from $634,622 in 2003 to $178,592 in 2004.
The decrease is primarily due to the fact that we further curtailed our operations.

We recognized income of $1,292,335 due to forgiveness of debt due to our bankruptcy filing in the first six months of 2003. The $928,188 recognized in 2004 was a result of the Petrol Rem final liquidation and settlement of liabilities in excess of assets held for sale.

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