Form 10KSB
period 2004-12-31
BICO INC/PA
filed 2005-05-23
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/04 Commission File Number 0-10822

BICO, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 Wakonda, Dove Canyon, California 92679
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (949) 367-1362

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 2005: Common Stock, $.0005 par value -- $14,433,395

As of May 10, 2005, there were 28,866,789,945 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 18

Table of Contents

Part I……………………………………………………………………………..........................................................................................................................................................................	1
Item 1 - Description of Business………....…………………………………..........................................................................................................................................................................	1
Overview….…………………………………..……………………………….........................................................................................................................................................................	1
Merger with cXc Services, Inc…………...…………………………………........................................................................................................................................................................	2
Principal Products and Services………...………………………………..........................................................................................................................................................................	2
Markets and Distribution…………………………………………………..........................................................................................................................................................................	4
Distribution………………………………………………………………….........................................................................................................................................................................	5
Competitive Overview……………………………………………………...........................................................................................................................................................................	5
Intellectual Property………………………………………………………..........................................................................................................................................................................	6
Need For Governmental Approval………………………………………..........................................................................................................................................................................	6
Going Concern Considerations…………………………………………...........................................................................................................................................................................	6
Risk Factors………………………………………………………………............................................................................................................................................................................	6
Item 2 - Description of Property………………………...	9
Item 3 - Legal Proceedings…………………………………………………...........................................................................................................................................................................	9
Item 4 - Submission of Matters to a Vote of Security Holders……………......................................................................................................................................................................	9
Part II…………………………………………………………………………….......................................................................................................................................................................	9
Item 5 - Market for Common Equity and Related Stockholder Matters……....................................................................................................................................................................	9
Item 6 - Management's Discussion and Analysis or Plan of Operation……....................................................................................................................................................................	10
Overview……………………………………………………………………........................................................................................................................................................................	10
a. Plan of Operation……………….…………………………………..............................................................................................................................................................................	10
b. Financial Condition and Results of Operations……………………...........................................................................................................................................................................	11
c. Off-balance Sheet Arrangements…………………………………...............................................................................................................................................................................	12
  Item 7 - Financial Statements………………………………………………..........................................................................................................................................................................
F1
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure………………………………………………………..................................	13
Item 8A - Controls and Procedures………………………………………….......................................................................................................................................................................	13
Part III………………………………………………………………………………...................................................................................................................................................................	13
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act…………………....…..........................................	13
Item 10 - Executive Compensation…………………………………………….......................................................................................................................................................................	15
Item 13 - Exhibits……………………………………………………………….........................................................................................................................................................................	18
Item 14 - Principal Accountant Fees and Services…………………………........................................................................................................................................................................	19

9

Part I

Item 1 - Description of Business

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 K"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BICO, Inc. ("BICO", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2004.

Overview

BICO, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. Before closing down all operations in February, 2003, the Company’s primary business was the development of new devices and technologies, which included environmental and medical products. On March 18, 2003 the Company filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania. As part of the bankruptcy court supervised reorganization, all of the Company’s existing operations were either sold or closed and all assets were liquidated to raise cash for expenses related to the bankruptcy and pay creditors. By the end of the reorganization the Company had no employees, no operations and no assets, all of its prior businesses were gone, as were the subsidiaries thorough which some of the Company’s operations had been conducted.

The Company’s plan of reorganization, as approved in the bankruptcy proceeding, called for BICO to merge with cXc Services, Inc., (“CXC”) a privately held Delaware corporation formed in 2003 to introduce and commercialize a video webphone in the United States. This video webphone is now the sole business of the Company. The material changes which occurred in the bankruptcy and the merger with CXC have resulted in the Company completing its reorganization and exiting the bankruptcy proceeding as a startup business, and our success will depend upon our ability to attract adequate funding to support the new business. This business is comprised of two elements, the first being the sale of the webphone internet appliances, the equipment, and the second being the sale of advertising and other content over the webphones and sale of related fee based services like telephone and internet services. CXC was a start-up business at the time it merged into BICO, and had no sales or other source of revenue. CXC possessed an exclusive distribution agreement with Amstrad, plc, the developer of the video webphone CXC desired to commercially introduce to the US market. This exclusivity agreement lapsed in January 2005.

Merger with cXc Services, Inc.

BICO entered a Joint Plan of Reorganization (the Plan) which was accepted by our creditors, and confirmed by the Bankruptcy Court on September 23, 2004 (effective December 7, 2004) subject to our becoming current on our SEC reporting, which we did. Under the Plan CXC merged into BICO and BICO was the surviving entity. BICO obtained 100% of the assets of CXC, including the exclusive distribution rights in North America to Amstrad’s model E3 em@iler webphone and management expertise. In return, the shareholders of CXC received full voting, convertible, Series M Preferred Stock in BICO. The preferred stock was convertible at a future date into an amount of common stock equal to 49.6% of the total authorized common stock by BICO, but does not provide CXC holders with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. In a related subsequent event, the holders of preferred stock approved a change in the conversion ratio by which the preferred stock would be exchanged for common stock and reduced the proportionate ownership of the Company they would hold on conversion from 49.6% of the total authorized common stock (an amount equal to 79.8% of the shares outstanding on a fully diluted basis at November 4, 2004, the merger date, including certain shares reserved for payment of services subsequent to our reorganization) to less than 1% of the total authorized common stock (an amount equal to 4.84% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date). The former shareholders of CXC now hold all three positions on the Board of Directors of BICO. BICO continues business operations as a publicly traded company with continuing limited infusions of capital from selling additional common shares and cash received from the settlement of certain claims during the first quarter of 2005.

CXC was a private company based in Dove Canyon, California. CXC was located by the Plan proponent, PHD Capital (PHD and CXC had no prior dealings). Neither CXC, nor any of its principals, had any prior dealings with BICO or its subsidiaries.

Principal Products and Services

Webphone Internet Appliance

The em@iler E3’ (“E3”) manufactured by Amstrad plc, is the initial webphone appliance in BICO’s strategy to deliver a personal communication center to the consumer as well as providing specialized business applications. Whether the communication needs of the users are complex or simple, for home, the office or in a hotel room, the webphone has the required features and some additional benefits to make the webphone attractive and desirable.

BICO plans to distribute webphones from a variety of OEM manufacturers including Amstrad, although its initial offering is expected to be the E3 manufactured by UK based Amstrad, the developer and manufacturer of the E3 webphone. The E3 combines effective e-mail management, SMS messaging, built-in video camera for video conferencing and snapshots, built-in voice mail, and full duplex hands-free telephone usage, while offering quick Internet connectivity, utilizing Microsoft’s Mobile Explorer™ browser at a very affordable price. The E3 also features a ½ VGA sized color viewing screen and its simplicity makes it user-friendly and easy to operate. The E3 will be marketed and sold throughout North America under a trademark to be selected as soon as practical.

Although the exclusive distribution agreement between the Company and Amstrad has lapsed, we believe that once the Company has obtained funding, Amstrad will enter into a commercial supply relationship with us for its E3 product and subsequent models. We have had discussions with alternate suppliers of webphones in the event the E3 is not available from Amstrad. Obtaining alternate products would extend the approximately 5 month lead time from first order placement to delivery of webphones by up to 6 months.

The current E3 product is expected to be supplemented with additional models manufactured either by Amstrad or other suppliers and provide an internet connection utilizing a high speed or broadband connection. The benefits of the broadband model, among others, will be elimination of the need to dial up over a telephone line to connect to the internet service provider, higher speed downloading and uploading of email, web content, and higher quality video transmission for video conferencing. The addition of VoIP capability or voice over internet protocol telephony capability is an additional choice for a future model as more voice communication migrates to the internet from traditional long distance carriers. Discussions with potential suppliers of these future products have been initiated, but no specific proprietary product development work has been commenced. Subject to the availability of financing, it is our intent to incorporate high-speed or broadband with enhanced video and VoIP capabilities in our product offering in the next 12 months.

The original version of the E3 was developed for the British market which has different electrical and telephone specifications than the United States. Amstrad has engineered a US compliant version of the E3 which has received formal approval from the United States Federal Communications Commission and Underwriters Laboratories for commercial sale in the United States.

Network Support Services

BICO will manage and maintain the required server environment to support advertising downloading, e-mail, SMS text and MMS messaging, and fax storage and routing. This function will be physically outsourced to a vendor whose core competency will be ensuring the proper scalability and system integrity.

BICO’s primary role in supporting interaction with vendors, providers, and customers will be to provide the initial dial-up ISP service (through a third party supplier) that can manage the traffic (speed and capacity) and ensure interface compatibility with content and the web appliance. BICO will offer technical support to content and solution development for vendors and providers as well as manage and monitor the real-time flow of daily information and updates necessary to service the customer.

BICO’s strategy is to provide the expertise and perform the duties necessary to ensure that the webphone not only remains current with vendor partners’ business objectives but also works to promote such objectives and the growth of the business. We will support technical expertise on staff to monitor and direct the efforts of our vendor partners.

Advertising Publishing Services

Advertisements are downloaded from the server into the webphone’s local memory each time it dials in (automatically) to retrieve new email messages and software upgrades. Therefore, the advertisements rotate on the screen while the device is offline providing a large advantage over Internet banner advertising, which requires that a user be at their computer, connected to the World Wide Web, and surf to a particular Web site in order to view a particular advertiser’s ad.

Webphone advertising is inexpensive to produce and individual advertisements can be added quickly to the server and updated regularly to make sure they are always fresh with the current promotion. Since BICO manages the advertisement server, ads can be scheduled to rotate on the screen during certain times of the day, as well as target different demographics; advertisements can even be targeted at an individual household, depending on the users’ interests.

CPM, the cost per thousand impressions, is the most widely used metric when comparing advertising rates over different mediums: it measures the cost for 1,000 people to see an advertisement. BICO will initially charge for a full “unit” or “block” of time approximately $1/month per phone that is activated and scrolling advertisements, a highly competitive CPM rate of $2.78.

Markets and Distribution

Market
The primary initial markets for webphones are multi-housing and hospitality industries. The webphone delivers content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO WebPhone business relies on generating advertising revenue from regional, national and local merchants who service apartment communities, and have the willingness to place ads on the screen of the WebPhone.

BICO believes the webphone is a highly innovative, easy-to-use, device that provides users with fast and convenient Internet access. It also provides advertisers and e-commerce businesses with a new way to reach consumers. BICO intends to become primarily an advertising media publisher for specialized Internet appliances as well as a value added reseller of Internet appliances, telephone services, video interface, and Internet commerce fulfillment. The webphone is already a success in the UK, is compact and suitable for placement in any prominent area in the home with the full functionality of a high-end telephone and quick Internet connection time, since it does not need to “boot up” like a PC.

Dependent on the availability of financing, the initial deployment of the webphones (scheduled for later this year) will utilize a “forced distribution” strategy by focusing on large strategic sponsors like apartment communities, cable companies; and telephone companies.

Initially, webphones will be provided free of charge to each household by a sponsor, which in turn will receive a percentage of the revenues generated from ads scrolling on every activated phone’s screen and from other activities such as telephone services and e-commerce. Dial-up ISP service will be included along with up to eight e-mail accounts and “smart cards” for each account. All the consumer has to do is plug it in and use it. Upon the initial registration session, BICO will have captured enough household information to offer advertisers target-marketing opportunities for delivering their message and report on related activity.

The objective is to pragmatically establish an installed base as quickly as possible with sponsors and the infomercial that will draw local and regional advertisers. As the base expands, national advertisers will be drawn to the unique “virtual bill board” the webphone offers.

The Company believes the webphone offers advertisers unparalleled access to the kitchen counters and family rooms of their target consumers, plus the unique capability and convenience for these consumers to respond directly to an ad on the same device on which it appears - whether it be purchasing goods or requesting services. At the push of a button, consumers can talk to a live person, send e-mail, or visit a website to obtain information or complete a transaction, unlike any other form of advertising available to advertisers. In addition, BICO optimizes the timing in which advertisers reach their targeted audiences via the webphone.

BICO projects a substantial market for the dial-up model of the E3. However to ensure our offering continues to meet the needs of our strategic sponsors and consumers BICO plans to introduce a broadband version of the webphone within the next twelve months. This model may also incorporate within its technology “stand-alone” support for VoIP telephone services.

Distribution

BICO will utilize a “forced-distribution” channel strategy by deploying to specific target populations in conjunction with strategic sponsors. The deployment of the first quantity of phones will mirror in many ways the initial publication of a new magazine. BICO will develop a circulation base by giving inducements for the various sponsors to purchase large quantities of webphones, which will then be distributed by the Sponsor to its captive constituency. The sponsor will “force” distribution by giving a webphone to each of its members or in many cases, actually placing a webphone in the consumer’s apartment home. This strategy will allow BICO to deploy phones to homogenous target groups and thereby build specific advertising target bases as quickly as possible. For the support of the strategic sponsors, BICO will share with the sponsors a portion of the net revenue generated from the selling of rotating display-advertising space. Key sponsor categories include the Multi-Housing Industry (MHI), hotels, telecommunications firms, other service providers, and affinity groups. BICO is initially focusing on the MHI, hotels and communications providers as its lead strategic sponsors.

The apartment industry alone represents a significant opportunity comprised of over 20 million homes housing over 40 million residents. Since the webphone is able to bring low cost Internet access to these millions of households not yet connected, as well as the incremental convenience it provides those already online, the phones have received very strong interest from apartment property managers and owners who are enthusiastic about the phone’s capability to attract new renters and the substantial potential for generating ancillary income from advertising and e-commerce activities conducted on the phones.

We have not yet made any sales of the webphone, advertising or ancillary services. We have entered into conditional agreements to run pilot programs in which we will distribute webphones to various apartment communities for 90 or 120 day trial periods during which the residents and owners/managers evaluate the desirability and value of the webphones and services offered over them. Upon successful completion of these pilot programs we expect to receive both orders for commercially meaningful quantities of webphones and positive coverage in multi-family industry and advertising media due to the progressive nature of the webphones and the service offering they enable.

Competitive Overview

We are not aware of any device which possesses the combination of features included in the E3 and would therefore be a direct product competitor. The primary competitors of the Company’s webphone product are traditional telephones which are used for the vast majority of hard wired telephone installations in apartments, hotels and businesses. Other competitive products are the array of devices which perform the other major functions of the webphone such as a personal computers, personal digital assistants (“PDA”) or full featured mobile phones which allow different combinations of web access, text messaging, email exchange, transaction fulfillment, web browsing, etc. Many of the devices with which the webphone competes for a portion of its capabilities are more costly than the webphone, take up a greater amount of desk space and have different combinations of functions, some of which the webphone does not possess, such a computing. Some of these devices offer desirable attributes which the webphone does not posses, such as portability or calendar functions. Those devices offering video conferencing tend to be for a single purpose and more expensive than our product

The webphone and our approach to utilizing its combination of features to capitalize on the sale of advertising and other value added services such as transaction fulfillment, ISP services, and telephone services is unique. The webphones capacity to allow 3 immediate means of response to an advertisement is also unique and an important part of its value.

Intellectual Property

The Company’s intellectual property consists of its business plan and certain proprietary technical knowledge regarding the network and security operations of the Amstrad E3 webphone appliance and its programming. This knowledge is important to the Company and its ability to execute its business plan. The Company holds no trademarks, patents or other protected intellectual property in the electronics and telecommunications industry.

All of the intellectual property formerly held by BICO has been disposed of in the bankruptcy reorganization.

Need For Governmental Approval

All electronic telephony products distributed in the United States must first obtain U.S. Federal Communication Commission (FCC) approval. The Company, working with Amstrad, obtained this approval for distributing the E3 webphone in the United States on December 9, 2004, and obtained Underwriters Laboratories approval for US and Canadian distribution in August, 2004.

Going Concern Considerations

At December 31, 2004, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Risk Factors

Risk Factors Related to Our Finances

•
If BICO Fails To Raise Additional Financing, We May Not Be Able To Fund Our Ongoing Operations And Implement Our Business Plan. The Company requires additional capital to support strategic acquisitions and its current expansion plans. The Company needs to raise approximately $8,000,000. Should the Company not be able to raise capital as required, the Company may need to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

•
If BICO Does Not Have Sufficient Capital, It May Not Be Able To Secure Webphone Inventory To Meet Growth Projections: The webphone manufacturer (Amstrad) presently requires a Letter of Credit for the full amount of each order be in place prior to their purchasing the component parts necessary to build each order. BICO projects that letter of credit requirements will be as high as $23 million by the end of Year One and over $30 million in Year Two. Insufficient capital for L/Cs would potentially limit BICO’s projected rate of growth.

•
BICO has Historically Lost Money; If Losses Continue In The Future, It May Cause Us To Curtail Operations. BICO emerged from bankruptcy in the fourth quarter of 2004. Future losses are likely to occur, as we are dependent on raising money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

•
BICO Has No Operating History In Our Industry Which Makes It Difficult To Forecast Our Future Results. As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

Risk Factors Related to Our Operations

•
If BICO Cannot Maintain Its Single Equipment Supplier, It Will Delay Implementation Of Our Business Plan. We currently rely on our relationship with Amstrad plc as the sole provider of our equipment to ensure that BICO receives webphones (manufactured in Asia) in a timely manner and that they are fully compatible with the United States telephone and Internet service. Should that relationship not continue, the identification of a new supplier will delay the implementation of our business plan.

•
BICO’s Business Plan Is Dependent On Advertising Revenue Which Is Unpredictable. A large portion of anticipated revenue from this venture is earned from selling advertising space on the webphone screen. There is very little data regarding effectiveness of advertising on this type of media, which may make advertisers reluctant to spend a portion of their ad budget with BICO if they elect to advertise, there is no guarantee on the response rate that they will receive.

•
Advertising Content May Be Technically Difficult To Target And Manage. Maintaining secure and timely advertising, configuration and authentication servers will be a large and important undertaking. Advertisers may want to change their offerings on a daily basis, or target different ads to different regions of the country or different demographics. Having a system flexible enough to support their ad schedules will increase revenues and provide a level of comfort for our advertisers. Additionally, keeping user information secure is critical to ensure consumer trust and avoid negative publicity, due to many consumers’ fears about providing personal information over the Internet.

•
BICO’s Key Deployment Strategy Depends on Strategic Sponsors Outside of BICO Control.  In relying on strategic sponsors to distribute webphones to their constituents, BICO has little control over the pace and volume of its distribution. The Multi-Housing Industry (MHI), for example, has been traditionally risk-adverse, and therefore may delay deployments across their entire property portfolio until a long test period has been completed. Changes in the telecommunications regulatory market could change the profit equation for cable companies and telecom providers in the middle of our initial deployments.

•
If BICO’s Business Develops More Slowly Than Anticipated, We May Have To Curtail Certain Operations. Sluggish sales of the webphone may pose a problem for the business in two ways. If fewer webphones are deployed, less advertising revenue will be achieved. Furthermore, with less of a “circulation base” out in the population, it may be more difficult to secure advertisers to put their offerings on the webphone screen.

•
If BICO Is Not Able To Secure Competitive Pricing Arrangements, We May lose Market Share. BICO is a small company with little or no leverage with its various suppliers of goods and outsourced services. The Company’s projected profit margins may not be achievable if the Company cannot secure favorable pricing arrangements. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

•
If BICO Is Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected. Our business is directly impacted by changes in the telephone and Internet communications industry. The telephone and Internet communication products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market for our products, accelerate the obsolescence of our inventory and necessitate changes to our product line. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers, and our ability to manage and maximize our product inventory and minimize our inventory of older and obsolete products. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

•
BICO Has No Product Exclusivity. The Company does not have any exclusive agreements to market various Internet appliances. The Company has no control over its suppliers to ensure that they will provide product in a timely manner, nor continue to supply product to BICO at all. In addition, these suppliers could choose to enter into an exclusivity agreement with another distributor at any time in the future. Should such an event occur, the Company’s ability to provide products to its customers could be severely impacted.

Risk Factors Related to Our Stock

•
BICO’s Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock. Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

•
BICO’s Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Item 2 - Description of Property

The Company does not currently own or lease any real property. An office has been provided to the Company at no cost by one of its executive officers. Once we obtain funding sufficient to support the initial purchase of product and building of the administrative and technical infrastructure necessary to support operations, we will lease necessary office space in the Orange County, California area. We do not anticipate any need for purchasing real property or leasing office or other space greater than would be necessary to house our executive and administrative offices. We do not anticipate manufacturing any product or performing warranty or repair service operations in-house.

Item 3 - Legal Proceedings

We are not presently involved in any legal proceedings nor are any legal proceedings known to be threatened. The recent bankruptcy disposed of all liabilities which predated the bankruptcy filing, and no legal actions since that time are currently pending or threatened.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders.

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the OTC Bulletin Board under the symbol BIKO.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2004 and 2003. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

		Bid
	High		Low
4th Quarter 2004	$.0021		$.0005
3rd Quarter 2004	$.0018		$.0008
2nd Quarter 2004	$.0017		$.0007
1st Quarter 2004	$.0015		$.0009

4th Quarter 2003	$.0014		$.0001
3rd Quarter 2003	$.0029		$.0003
2nd Quarter 2003	$.0030		$.0001
1st Quarter 2003	$.0110		$.0004

Sources: QuoteMedia.com

As of May 10, 2005, the Company had approximately 6,870 Shareholders of Record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

We have no equity compensation plans which authorize the issuance of shares, nor are their any individual compensation arrangements which authorize issuance of shares.

Recent sales of unregistered securities: none other than common shares issued to claimants and interest holders in the bankruptcy proceedings which were exempt from registration pursuant to 11 U.S.C. §1145(a) under Section 5 of the Securities Act of 1933.

In connection with the merger transaction of CXC into BICO, shares of Series M Preferred Stock were issued to the former holders of CXC common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

During the period from November 4, 2004 to December 31, 2004 BICO issued 1,244,462,560 shares of common stock under a facility put in place prior to the Bankruptcy by the company and J. P. Carey Asset Management LLC for sale into the market place. 1,194,462,560 were sold for a total of $500,000 at an average price of $0.0043. The remaining 50,000,000 shares were issued and held in an account related specifically to the facility mentioned above.. Price will be set and proceeds from the sale of these shares will be determined and transferred to the company at the time of sale.

Item 6 - Management's Discussion and Analysis or Plan of Operation

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

Overview

As part of the Company’s bankruptcy reorganization plan, it merged with cXc Services, Inc. (a privately held Delaware corporation), abandoned the Company’s original bio-technology business plan, and adopted the business plan of cXc Services. Under this new business plan, BICO is now focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-housing and hospitality industries. It delivers content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO WebPhone business relies on generating advertising revenue from regional, national and local merchants who service apartment communities, and have the willingness to place ads on the screen of the WebPhone.

a.	Plan of Operation

BICO, Inc. has raised $500,000 through private placement issuance of common stock during the 4th Quarter 2004 to support operations. An additional $130,000 has been received during the 1st Quarter of 2005. The Company’s continued operation is dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or a facility in place prior to the merger with J. P. Carey Asset Management and Perrin, Holden and Davenport Capital Corp. (PHD),to support its base-level ongoing monthly expenses, which are approximately $120,000, per month, and raise the estimated capital required to advance its business plan through making an initial purchase of webphones, build the infrastructure of servers and programming necessary to support the deployment of thousands of webphones and provide internet access, create and download advertising content and support the full range of functions of the webphones over the internet. We will need to raise short term funds promptly in order to remain in business and the estimated $8,000,000 necessary to implement our business plan within the next 3 - 6 months. This requirement consists of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation product discussed previously.

Shortly after obtaining sufficient go-forward funding, we will procure our initial supply of webphones to support the various pilot deployments we already have commitments for in the multi-housing industry, and begin building out our network and service infrastructures to support these and future deployments. Once funding is secure, we anticipate entering into joint research projects with selected business partners to develop the next generation of webphones which will provide high speed internet access and VoIP capabilities. We expect to have these products developed and available for market within 12 months of initiating development work. In addition, should appropriate strategic or tactical business combination opportunities be presented to the Company, we would consider undertaking such a transaction if it were a positive value-added proposition for the shareholders.

The primary purchases the Company intends to make over the next year are the purchase of webphones to conduct pilot programs to validate our business model and contract for the servers and programming necessary to support deployment of webphones.

The number of employees will ramp up as financing makes funds available to implement our business plan and we expect that within 12 months of obtaining substantial funding we would have between 53 and 100 employees. At December 31, 2004 the company had 5 employees.

b.	Financial Condition and Results of Operations

At December 31, 2004, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

The Company emerged from almost 21 months in Chapter 11 bankruptcy on December 7, 2004 (“Effective Date”) reorganized as a new business. No business activity, product or services previously offered exist in BICO’s new efforts. The operations and markets are completely different. The board of directors and the management team are completely different. Under these circumstances comparisons to past periods provide limited benefit to communicating the company’s financial condition or results of operation. (See Item 1 - Description of Business)
Upon emergence from bankruptcy on the Effective Date, BICO adopted “fresh start” accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note B-Basis of Presentation and Significant Accounting Policies). As a result, the historical financial data of the company prior to and during bankruptcy (“Predecessor”) may not be entirely comparable to the historical financial data of the company after emerging from bankruptcy (“Successor”) and may be of limited value in evaluating our financial and operating prospects in the future.

The Company’s continued operation is dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or a facility in place prior to the merger with J. P. Carey Asset Management and Perrin, Holden and Davenport (PHD), to support its base-level ongoing monthly expenses until funding sufficient to fully implement our new business plan is secured.

Funds have been used to support the costs associate with the merger with cXc Services and instituting the company’s business plan.

The primary use of funds during 2004 has been focused primarily on emerging from bankruptcy, consummating the merger with cXc Services, Inc., and launching the Company’s new business plan.

During the successor period the Company incurred $195,229 in General and Administrative expenses primarily for new business development and organization related costs. During the Predecessor period the Company had $496,355 in General and Administrative expenses primarily in bankruptcy related cost and merger related costs.

During the Successor period the Company did not generate sales revenue, the Predecessor period had only $7,500 in sales revenue, all of which was generated prior to the merger with cXc Services, Inc.

Accounts Payable at December 31, 2004 was $133,978. Approximately $31,000 represented consolidation and reorganization related Legal expenses, slightly more than $28,000 was accrued compensation deferred by management, almost $25,000 represented a State of Pennsylvania tax liability claim that survived the bankruptcy, and just under $25,000 due to the Company’s Transfer Agent related to the issuance of shares to unsecured creditors and former preferred share holders resulting from the court approved re-organization plan.

The largest item in the Statement of Operations is reorganization expenses at $7,150,000. This represents the calculated value of shares awarded to Perrin, Holden & Davenport (PHD) - 5,000,000,000 at $0.0011 per share; JP Carey, LLC - 1,000,000,000 at $0.0011 per share; and Anthony Paterra - 500,000,000 at $0.0011 per share for services provided as stipulated in the court approved reorganization plan using the implied price on the date the court approved the reorganization plan.

c.	Off-balance Sheet Arrangements

BICO, Inc. has no off-balance sheet arrangements.

9

Item 7 - Financial Statements

The information below presents financial data of the Company as of and for the 2 years ended December 31, 2004. The historical financial data for December 31, 2004 and for the year ended December 31, 2003, the period from January 1, 2004 to December 7, 2004, and the period from December 8, 2004 to December 31, 2004 should be read in conjunction with accompanying notes.

The consolidated financial statements of Predecessor for the period from January 1, 2003 to December 7, 2004 were prepared while the Company was still involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). As a result, the historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BICO, Inc.

We have audited the accompanying balance sheet of BICO, Inc., (the "Company") as of December 31, 2004 (Successor Company balance sheet), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 8, 2004 to December 31, 2004 (Successor Company operations), for the period from January 1, 2004 to December 7, 2004, and the year ended December 31, 2003 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

On December 7, 2004, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on December 8, 2004. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note B.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the period from December 8, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the period from January 1, 2004 to December 7, 2004, and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B, the Company's continued operation is dependent on raising sufficient funds through sources available to it to support its base-level monthly expenses and to advance its business plan. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera & Company, LLC
Pittsburgh, Pennsylvania
May 20, 2005

F-

BICO, Inc. Balance Sheet at December 31, 2004

ASSETS

CURRENT ASSETS
Cash and equivalents	$ 73,016
Other current assets	5,962

TOTAL CURRENT ASSETS	78,978

FIXED ASSETS
Furniture and equipment	2,830
Accumulated depreciation	(282)

TOTAL FIXED ASSETS	2,548

TOTAL ASSETS	$ 81,526

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$ 133,978

TOTAL CURRENT LIABILITIES	133,978

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share, authorized 250,000,000,000 shares
at Dec. 31, 2004 outstanding, 27,934,732,782	2,793,473
Convertible preferred stock, par value $.0001 per share, authorized 150,000,000
shares issuable in series, outstanding 125,470,031	12,547
Additional paid-in capital	(2,663,469)
Accumulated deficit	(195,003)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(52,452)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 81,526

The accompanying notes are an integral part of these statements.

F-

BICO, Inc. Statements of Operations

	Successor	Predecessor
	December 8 to	January 1 to	Year Ended
	December 31,	December 7,	December 31
	2004	2004	2003
Revenues
Net sales	$ -	$ 7,500	$ 625,231

Costs and expenses
Cost of products sold	-	-	258,319
General and administrative	195,229	496,355	750,524
	195,229	496,355	1,008,843
Loss from operations	(195,229)	(488,855)	(383,612)

Other (income) and expense
Forgiveness of debt	-	(928,188)	(1,292,335)
Gain on sale of ViaCirq	-	-	(1,061,254)
Interest income	(226)	-	-
Gain on sale of Diasense	-	(264,773)	-
Interest expense	-	-	42,694
Reorganization expense	-	7,150,000	-
	(226)	5,957,039	(2,310,895)

Net income (loss)	$(195,003)	$ (6,445,894)	$1,927,283

Loss per common share - Basic:
Net Loss	$ (0.00)	$ (0.00)	$ (0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)

Loss per common share - Diluted:
Net Loss	(0.00)	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these statements.

F-

BICO, Inc. Statement of Stockholders' Equity (Deficiency)
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Predecessor:

Balance at December 31, 2002	10,836	$ 108,357	7,138,933,167	$ 713,893,312	$ (444,039,721)	$ (279,779,924)	$ (9,817,976)

Conversion of Preferred Stock	(10,836)	(108,357)	248,574,648	24,857,466	(24,749,109)
Net income	-	-	-	-	-	1,927,283	1,927,283
Balance at December 31, 2003	-	$ -	7,387,507,775	$ 738,750,778	$ (468,788,830)	$(277,852,641)	$ (7,890,693)
Change in par value	-	-	-	(736,014,027)	736,014,027	-	-
Net loss	-	-	-	-	-	(6,445,894)	(6,445,894)
Stock issued for services	-	-	6,500,000,000	650,000	6,500,000		7,150,000
Fresh start adjustments	-	-	(20,000,000)	(2,000,000)	(282,438,221)	284,298,535	(139,686)
Predecessor balance at December 7, 2004	-	-	13,867,507,775	1,386,751	(8,713,024)	-	(7,326,273)

Successor:

Preferred stock to cXc shareholders	125,470,031	12,547	-	-	87,453	-	100,000
Stock issued to creditors	-	-	12,822,762,447	1,282,276	5,586,548	-	6,868,824
Issuance of common stock	-	-	1,244,462,560	124,446	375,554	-	500,000
Net loss	-	-	-	-	-	(195,003)	(195,003)

Balance at December 31, 2004	125,470,031	$ 12,547	27,934,732,782	$ 2,793,473	$ (2,663,469)	$ (195,003)	$ (52,452)
The accompanying notes are an integral part of these statements.
.

F-

BICO, Inc. Statement of Cash Flows

	Successor	Predecessor
	December 8 to	January 1 to	Year Ended
	December 31,	December 7,	December 31
	2004	2004	2003
Cash flows used by operating activities:
Net income (loss)	$ (195,003)	$ (6,445,894)	$ 1,927,283
Adjustments to reconcile net loss to net
cash used by operating activities :
Depreciation	282	-	-
Unrelated investors' interest in subsidiaries	-	-	(1,440)
Stock issued in exchange for services	-	7,150,000	-
Decrease in accounts receivable	-	-	50,096
(Increase) in prepaid expenses	(532)	(5,400)	-
Increase (decrease) in accounts payable	(5,585)	99,837	-
Increase (decrease) in other liabilities	-	(1,285,276)	42,694
Debt forgiveness	-	-	(1,292,335)
Increase (decrease) in liabilities in excess of assets held for sale	-	(184,773)	125,116
Gain on sale of assets held for sale	-	-	(1,061,254)

Net cash flow used by operating activities	(200,838)	(671,506)	(209,840)

Cash flows from investing activities:
Proceeds from liabilities in excess of assets sold	-	-	530,000
Purchase of property, plant and equipment	(2,250)	(570)	-
Payments received on notes receivable	-	-	46,338
Purchase of exclusivity license	-	(100,000)	-

Net cash provided (used) by investing activities	(2,250)	(100,570)	576,338

Cash flows from financing activities:
Proceeds from stock offering	250,000	250,000	-
Proceeds from sale of cXc stock	-	100,000	-
Net cash provided by financing activities	250,000	350,000	-

Net increase (decrease) in cash	46,912	(422,076)	366,498

Cash and cash equivalents, beginning of period	26,104	448,180	81,682

Cash and cash equivalents, end of year	$ 73,016	$ 26,104	$ 448,180

The accompanying notes are an integral part of these statements.

F-

BICO, Inc. Statements of Cash Flows (Continued)
Year ended December 31,
Supplemental Information:	2004	2003

Interest paid	-	-

Supplemental schedule of non-cash
investing and financing activities:

Conversion of preferred stock for common stock	-	$ 24,857,466

Reduction of Additional paid in capital
created by application of Fresh Start Accounting	$ 284,298,535	-

Write off of accumulated deficit as a result
of Fresh Start Accounting	$ 282,438,221	-

Change in par value of common stock	$ 736,014,027	-

Change in Additional paid in capital as a result of
change in par value of common stock	$ 736,014,027	-

Settlement of liabilities through common stock issuance	$ 6,868,824	-

Preferred stock issued to cXc shareholders	$ 100,000	-

 The accompanying notes are an integral part of these statements.BICO, Inc.

F-

Notes to Financial Statements

NOTE A - BACKROUND AND ORGANIZATION

BICO, Inc. (“BICO”) was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. Before closing down all operations in February2003, the Company's primary business was the development of new devices and technologies, which included environmental and medical products. On March 18, 2003 the Company filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania. As part of the bankruptcy court supervised reorganization, all of the Company's existing operations were either sold or closed and all assets were liquidated to raise cash for expenses related to the bankruptcy and pay creditors. By the end of the reorganization the Company had no employees, no operations and no assets, all of its prior businesses were gone, as were the subsidiaries thorough which some of the Company's operations had been conducted.

The Company's plan of reorganization, as approved in the bankruptcy proceeding, called for BICO to merge with cXc Services, Inc., a privately held Delaware corporation formed in 2003 to introduce and commercialize a video webphone in the United States. This video webphone is now the sole business of the Company. The material changes which occurred in the bankruptcy and the merger with cXc have resulted in the Company completing its reorganization and exiting the bankruptcy proceeding as a startup business, and our success will depend upon our ability to attract adequate funding to support the new business. This business is comprised of two elements, the first being the sale of the webphone internet appliances, the equipment, and the second the sale of advertising and other content over the webphones and sale of related fee based services like telephone and internet services. cXc Services, Inc. ("CXC")was a start-up business at the time it merged into BICO, and had no sales or other source of revenue. CXC possessed an exclusive distribution agreement with Amstrad, plc, the developer of the video webphone CXC desired to commercially introduce to the US market. This exclusivity agreement lapsed in January 2005.

BICO entered a Joint Plan of Reorganization (the Plan) which was accepted by our creditors, and confirmed by the Bankruptcy Court on September 23, 2004 subject to our becoming current on our SEC reporting, which we did. Under the Plan, CXC merged into BICO and BICO was the surviving entity. BICO obtained 100% of the assets of CXC, including the exclusive distribution rights in North America to Amstrad's model E3 em@iler webphone and management expertise. In return, the shareholders of CXC received full voting, convertible Series M Preferred Stock in BICO. The preferred stock was convertible at a future date into an amount of common stock equal to 49.6% of the total authorized common stock by BICO, but does not provide CXC holders with any priority over the common shareholders upon liquidation, nor any dividend or is disbursement priority. In a related subsequent event, the board of directors and the holders of preferred stock approved a change in the conversion ratio by which the preferred stock would be exchanged for common stock and reduced the proportionate ownership of the Company they would hold on conversion from 49.6% of the total authorized common stock (an amount equal to 79.8% of the shares outstanding on a fully diluted basis at November 4, 2004, the merger date, including certain shares reserved for payment of services subsequent to our reorganization) to less than 1% of the total authorized common stock (an amount equal to 4.94% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date). The former shareholders of CXC now hold all three positions on the Board of Directors of BICO. BICO continues business operations as a publicly traded company with continuing limited infusions of capital from selling additional common shares and cash received from the settlement of certain claims during the first quarter of 2005.

CXC was a private company based in Dove Canyon, California. CXC was located by the Plan proponent, PHD Capital (PHD and CXC had no prior dealings). Neither CXC, nor any of its principals, had any prior dealings with BICO or its subsidiaries.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP-7.

BICO, Inc. has raised $500,000 through private placement issuance of common stock during 2004 through private placements to investors. We have only sufficient cash on hand to pay expenses arising within the next quarter. The Company’s continued operation is dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or a facility in place prior to the merger with J.P. Carey Asset Management and Perrin, Holden and Davenport (PHD) to support its base-level ongoing monthly expenses, which are approximately $120,000 per month, and raise the estimated capital required to advance its business plan through making an initial purchase of webphones, build the infrastructure of servers and programming necessary to support the deployment of thousands of webphones and provide internet access, create and download advertising content and support the full range of functions of the webphones over the internet. We will need to raise short term funds promptly in order to remain in business and the estimated $8,000,000 necessary to implement our business plan within the next 3-6 months. This requirement consists of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation product.

Fresh Start Accounting

The Company implemented "fresh start" accounting and reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") upon its emergence from bankruptcy on December 7, 2004, the date of the final order by the Bankruptcy Court. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions. The accumulated deficit as of December 7, 2004 was eliminated. Although not required by SOP90-7 prior period operating results were presented to help explain the effects of “fresh start” accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 10,244,793,988  for the period ended December 7, 2004, 17,677,043,711 for the period ended December 31, 2004 and 7,357,012,122 for the year ended December 31, 2003. The net income (losses) attributable to common shareholders for the periods ended December 7, 2004 and December 31, 2004 were ($6,445,894) and ($195,003) respectively and the net income for the year ended December 31, 2003 was $1,927,283.

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

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has stated liabilities subject to compromise based upon estimated settlement amounts.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments at commercial banks. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit.

Comprehensive Income

The Company's consolidated net income (loss) is the same as comprehensive income required to be disclosed under Statement of Financial Accounting Standards No. 130.

Forgiveness of Debt

On December 7, 2004 the Bankruptcy Court issued its final order and the Company emerged from Chapter 11 bankruptcy. As a result of the bankruptcy all liabilities subject to compromise were settled. Reduction in liabilities as a result of the bankruptcy proceedings were recognized as Forgiveness of Debt in the Statements of Operations.

NOTE C - SALE OF ASSETS

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

NOTE D - BUSINESS SEGMENTS

Because the Company discontinued all other operations, there was only one operating segment, "Biomedical Devices," in 2003. This segment was discontinued in 2004 and the Company commenced development of operations in the areas of the sale of webphone internet appliances.

NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors of the Company may issue up to 150,000,000 shares of preferred stock in series, which would have rights as determined by the Board.

In connection with the Company’s reorganization under Chapter 11 BICO obtained 100% of the assets of CXC. In return, the former shareholders of CXC received full voting, convertible, Series M Preferred Stock in BICO. The preferred stock was convertible at a future date into an amount of common stock equal to 49.6% of the total authorized common stock by BICO, but does not provide CXC holders with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. In a related subsequent event, the board of directors and the holders of preferred stock approved a change in the conversion ratio by which the preferred stock would be exchanged for common stock and reduced the proportionate ownership of the Company they would hold on conversion from 49.6% of the total authorized common stock (an amount equal to 79.8% of the shares outstanding on a fully diluted basis at November 4, 2004, the merger date, including certain shares reserved for payment of services subsequent to our reorganization) to less than 1% of the total authorized common stock (an amount equal to 4.94% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date).

Common Stock

In accordance with BICO’s reorganization under Chapter 11 the Company’s authorized number of common stock shares was increased to 250 billion and the par value was amended to $.0001. Also, in accordance with the reorganization, 6.5 billion shares were to be issued to consultants for services related to reorganization and approximately 12.8 billion shares were issued to settle claims of former creditors and preferred shareholders. Although all shares to be issued have been recorded and reflected in the accompanying financial statements, there were 1 billion shares to reorganization plan recipient J.P. Carey Asset Management LLC remaining to be issued at December 31, 2004.

During the period from November 4, 2004 to December 31, 2004 BICO issued 1,244,482,560 shares of common stock through a series of private placement to raise $500,000. An additional 50,000,000 shares were issued and held in an account related to a specific facility previously put in place by the company and J.P. Carey Asset Management LLC for sale into the market place. Proceeds from the sale of these shares are transferred to the company at the time of sale.

NOTE F - INCOME TAXES

As of December 31, 2004, the Company had available approximately $165,000,000 of net operating loss carry-forwards for federal income tax purposes. These carry-forwards are available, subject to ownership change and other limitations, to offset future taxable income, and expire in tax years 2005 through 2024. The Company also has research and development credit carry-forwards available to offset federal income taxes of approximately $1,569,000, subject to ownership change and other limitations, expiring in tax years 2005 through 2021.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carry-forwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any legal proceedings nor are any legal proceedings known to be threatened. The recent bankruptcy disposed of all liabilities which predated the bankruptcy filing, and no new legal actions have arisen since.

Employment Agreements

BICO accepted pre-existing and approved employment contracts with cXc Services for Messrs. Greenwood, DiCamillo, Hannesson and Rundles. Each contract contained a provision that if the company was unable to make payments under each respective contract due to insufficient funds or the expectation of insufficient funds, the company was not obligated to make the payments but the company would be obliged to accrue any such missed payments and pay them when it could prudently do so. The Company notified the effected executives on January 27, 2005. It may not be able to make payments under their respective employment contracts.

NOTE H - RELATED PARTY TRANSACTIONS

During 2004, the Company made payments and incurred expenses for services of certain members of its Board of Directors, Legal expenses were incurred in the amount of $51,571 to Mr. Hannesson’s legal firm and network and server related expenses of $2,145 were incurred for services provided by Mr. DiCamillo. Also, Mr. Raznick and Mr. Greenwood were reimbursed for $62,000 and $9,648, respectively, for expenses incurred relative to legal, market research, office and other items.

NOTE I - SUBSEQUENT EVENTS

On March 30, 2005, BICO entered into a Settlement Agreement and Mutual General Releases with Kenneth F. Raznick, Chairman of the Board of Directors of BICO, Susan Raznick, Mr. Raznick’s spouse, RFK Investments, LLC, a Michigan limited liability company wholly owned by Mr. Raznick, Richard M. Greenwood, Chief Executive Officer, President and member of the Board of Directors of BICO, Mark DiCamillo, Executive Vice President and Chief Operating Officer of BICO, Richard Rundles, Executive Vice President, Real Estate Distribution Development, John D. Hannesson, formerly Executive Vice President of Law and Administration of BICO, Perrin, Holden & Davenport Capital Corp., Jody Eisenman, principal of Perrin Holden & Davenport Capital, and Nelson Braff, principal of Perrin Holden & Davenport Capital.

The Settlement Agreement was entered into in connection with resolution of certain issues arising from the merger of CXC into BICO and the provision of funding for BICO subsequent to the merger. The Settlement Agreement provides for: (i) an agreement by the parties for a reduction in the conversion ratio of the Series M Preferred Stock of BICO from one share of Series M Preferred Stock convertible into one thousand (1000) shares of common stock of BICO to one share of Series M Preferred Stock convertible in to thirteen and fifteen one-hundredths (13.15) shares of common stock of BICO and to seek consent for such reduction from the Series M Preferred Stock holders and the members of the Board of BICO; (ii) a cash payment to BICO from Mr. Raznick in the amount of $117,500; (iii) the resignation of Mr. Raznick as a member and Chairman of the Board of Directors of BICO; and (iv) various releases of claims among the parties.

F-

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A - Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Name	Age	Title	Tenure
Richard Greenwood	57	Chairman & Secretary President Acting Chief Financial Officer, Principal Accounting Officer	3/30/05 to date 11/3/04 to date 11/30/04 to date
Irvin E. Kebler	45	Director	11/3/04 to date
Mark DiCamillo	49	Director Executive V.P., Chief Operating Officer	3/3/05 to date 11/3/04 to date
Richard Rundles	55	Executive V.P.	11/3/04 to date
Ken Raznick	58	Chairman	11/3/04 - 3/30/05
John Hannesson	53	Executive V.P., Secretary	11/3/04 - 3/11/05
William J. Shea	51	Executive V.P.	11/3/04 - 4/11/05

Richard Greenwood: President & CEO and Member of the Board of Directors. Mr. Greenwood has over 25 years experience in consumer and financial services including senior executive positions at some of the nation's largest financial institutions. Greenwood held various treasury positions at Citibank, including Treasurer for the USA consumer business and the bank's European and African consumer banking group, representing businesses in sixteen countries. Greenwood was also the CFO of California Federal Bank and Valley National. At both Institutions, he led the capital and funding efforts as well as implementing effective risk management systems during their respective recovery from troubled real estate loan portfolios. Greenwood was appointed CEO by Bank Plus/Fidelity Federal Bank. As CEO, Greenwood raised over $300 million and was responsible for implementing a program that restructured or eliminated $1,500,000,000 in problem loans as well as restructuring the organization of the company and its work force. . Greenwood was President & CEO of Predictive Data, Inc., a privately held company that services the Multi-housing industry with financial products, from 1999 - 2000. Prior to co-founding cXc, Greenwood was President & CEO of Hagenuk CPS/USA, a privately held manufacturer and distributor of webphones and smart card systems and technologies over the period of 2000 - 2002. From 2002 to the formation of cXc Services, Greenwood has worked with Raznick to promote the commercialization of the webphone concept. Greenwood has been on the boards of Treasury Services Inc. and Americash. Greenwood has also been an active board member and Chairman of the Association of Financial Services Holding Companies (Washington D.C.), Western League of Community Banks (Sacramento), and served two years as President of SONET -ALLTEL Information Services Users Group.

Irvin E. Kebler: Member of the Board of Directors has served as the Chief Operating Officer for The Eyde Company since joining the company in 2000. Eyde is a private real estate development company headquartered in East Lansing, Michigan. Mr. Kebler is also President of Utica Park, Inc., an entity which serves as the general partner for Utica Park Place, LP, which owns and manages an approximate 450,000 square foot retail shopping center in Utica, Michigan. Mr. Kebler was previously in commercial banking for approximately 15 years with Wells Fargo Bank in Southern California and Michigan National Bank in Farmington Hills, Michigan. Mr. Kebler is a graduate of Michigan State University's School of Business (Finance).

Mark DiCamillo: Executive Vice President, and Chief Operating Officer (Mr. DiCamillo was appointed as a member of the Board of Directors of BICO to replace Mr Raznick on March 30, 2005). Mr. DiCamillo is a leading expert in webphone systems and technologies and has successfully managed Internet screen phone deployments with iBank at the Mall of America, Illinois Power in Champaign, Illinois, and Portland General Electric in Portland, Oregon. Prior to joining cXc Services, from 1995 - 2003 Mr. DiCamillo was COO of HomeAccess MicroWeb, Inc., a software developer and systems provider for Internet Appliances. Since 2003 DiCamillo has been VP & Chief Operating Officer of Once Upon a Family, LLC, a producer and distributor of consumer products. Mr. DiCamillo is a licensed engineer and has held engineering, marketing and management positions with Ford Motor Company, Mattel Toys, Amhdahl Computers and Philips Electronics.

Richard Rundles: Executive Vice President, Business Development. Mr. Rundles has over 25 years of experience in corporate real estate and has held various senior-level management positions. Most recently, Rundles served as Executive Vice President and Chief Operating Officer at Predictive Data, Inc. where he successfully developed and introduced Deposit Saver, a new security deposit program for the Multi-Housing Industry. At Trammell Crow Company, Rundles served as Senior Vice President - West Region for their “Corporate Services” business practice. Prior to that, Rundles was the founder and CEO of Corporate Facilities Services, a full-service real estate services and development company acquired by Trammell Crow Company. Rundles also served as First Vice President and Division Head of Real Estate & Property Management at California Federal Bank. Rundles is on the Board of Directors for the National Association of Corporate Real Estate Executives - Los Angeles Chapter and the Advisory Council of the National Multi-Housing Council.

Ken Raznick: Chairman of the Board of Directors. Mr. Raznick has spent almost 30 years in the commercial real estate field, playing a key role in developing over 25 million square feet of shopping centers and other industrial space. In 1974, Raznick began his own company, The Kenneth Raznick Company, developing many neighborhood shopping centers. Raznick founded The New Center Company in 1983, and numerous major retailers have looked to Raznick for expertise in all phases of site selection and development throughout the country such as Walmart, Home Depot, K mart, AMC Theaters, Office Max, Toys `R' Us, T. J. Maxx, and Circuit
City. (Mr. Raznick stepped down as Chairman and Director March 30, 2005)

John Hannesson: Executive Vice President, Administration & Law, Secretary. Mr. Hannesson spent over 15 years as vice president, general counsel and secretary for two NYSE listed multinational corporations, BWIP Holding, Inc. (formerly Borg Warner Industrial Products, Inc.) and Overhead Door Corporation.  Since 1998 Mr. Hannesson has been in the private practice of corporate law.

Compliance with Section 16(a) Of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules there under require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the Form 3 initial filing was filed late by Messrs Greenwood, DiCamillo, Raznick and Hannesson.

Audit Committee Information

BICO’s Board of Directors does not have a separate Audit Committee. The entire Board acts as the Audit Committee. Messrs Greenwood, Kebler (independent director) and DiCamillo have extensive financial experience and each qualify as a financial expert as that term is defined in Item 401(e) of Regulation S-B of the Securities and Exchange Commission. BICO will seek additional qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the Audit committee and Compensation committee with be chaired by an independent director.

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.

Item 10 - Executive Compensation

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Name				Other		Securities		All other
And				Annual	Restricted	Underlying	LTIP	Compen-
Principal		Salary	Bonus	Compen- sation($)	Stock	Options/	Payouts	sation
Position	Year	($)	($)		Awards($)	SARs (#)	($)	($)

Richard M. Greenwood President, CEO & CFO	2004	40,000	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
(3)	2002	0	0	0	0	0	0	0

Mark DiCamillo Executive Vice President & COO	2004	36,458	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
(3)	2002	0	0	0	0		0	0

Richard L. Rundles Executive Vice President, Sales	2004	31,250	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0		0	0
(3)
Kenneth F. Raznick Chairman	2004	48,000	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
(2)	2002	0	0	0	0	0	0	0

Anthony Paterra, Former CEO (1) (3)	2004 2003 2002	112,500 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	550,000 0 0

William J. Shea Executive Vice President, Advertising	2004	29,167	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

(3) (5)
John D. Hannesson Executive Vice President, Admin & Law, Secretary	2004	29,167	0	0	0	0	0	0
(3) (4)	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Notes:
1.
Mr. Paterra served as a Director of BICO, Inc. Prior to the company filing for bankruptcy. At that time the court appointed Mr. Paterra Trustee and CEO of BICO, a position he held until the merger with cXc Services was completed November 4, 2004. Mr. Paterra resigned as CEO and Director of BICO on November 4, 2004. Mr. Paterra agreed to provide certain consulting assistance after BICO’s bankruptcy plan was approved and the merger was completed, as consideration he received 500,000,000 restricted shares of common stock when the Bankruptcy court approved the Second Amended Plan October 18, 2004. Restrictions on 25% are removed April 13, 2005, another 25% is removed July 13, 2005, and the remaining restrictions are removed October 13, 2005.

2.
Mr. Raznick received $62,000 in reimbursements for certain merger related expenses. On March 30, 2005 Mr. Raznick terminated his employment and resigned his positions as a director and chairman pursuant to an agreement with the Company.

3.
Mr. Paterra received $821.20 in expense reimbursements in FY 2004, Mr. Greenwood received $ 10,512.73 in expense reimbursements in FY 2004, Mr. DiCamillo received $ 5,532.57 in expense reimbursements in FY 2004. Mr. Rundles received $ 7.909.00 expense reimbursements in FY 2004, Mr. Shea received $ 2,940.70 expense reimbursements in FY 2004, Mr. Hannesson received $1,002.66 in expense reimbursements in FY 2004.

4.	Mr. Hannesson provided certain organization and merger related legal services prior to becoming an executive of BICO, Inc. for which BICO compensated him $24,823.88 for those services.
5.
On April 11, 2005 BICO, Inc. entered into an agreement which terminated Mr. Shea’s employment contract. The company paid Mr. Shea a one time payment of $17,500 at that time and agreed to a further payment contingent upon obtaining funding.

No Option/SAR grants or exercises or Long-Term Incentive Plan awards or exercises to or by any director, officer or employee occurred in the fiscal year ended December 31, 2004

BICO accepted pre-existing and employment contracts with cXc Services for Messrs. Greenwood, DiCamillo, Hannesson and Rundles. Each contract contained a provision that if the Company was unable to make payments under the contracts due to insufficient funds or the expectation of insufficient funds the Company was not obligated to make the payments but the Company would be obliged to accrue any such missed payments and pay them when it could prudently do so. The Company notified all executives on January 27, 2005 that it may not be able to make payments under the employment contracts.

There is no program in place to compensate Directors for their services.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of May 10, 2005 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.

	Beneficial	Percentage
Name	Ownership	of Class
Common Stock Jody Eisenman Nelson Braff All directors/officers as a group	2,388,262,408 2,367,000,000 0	8.87% 8.79% 0%

 Series M Preferred Stock

Kenneth Raznick, Chairman, Director
Richard Greenwood, President & CEO, Director
Irvin Kebler, Director
Mark DiCamillo, EVP & COO
Richard Rundles, EVP, Sales
John Hannesson, EVP, Law, Administration, Secretary
All directors/officers as a group
	49,540,587 10,037,602 3,764,101 7,528,202 5,018,801 2,509,401 78,398,694	39.48% 8.00% 3.00% 6.00% 4.00% 2.00% 62.48%

On March 30, 2005 as part of a settlement between the Company, PHD and others (including Mr. Raznick, Mr. Greenwood, Mr. Kebler, Mr. DiCamillo, Mr. Rundles and Mr. Hannesson), the original exchange rate for the Series Preferred Shares issued to cXc Services, Inc. shareholders, one share of Series M for 1,000 shares of BICO, Inc. common, was adjusted downward such that every share of Series M Preferred converted into 13.15 shares of common. Under the original conversion ratio on a fully diluted basis Series M would convert into 81.79% of BICO, inc. ownership (as part of the cXc Services group Mr. Raznick, Mr. Greenwood, Mr. DiCamillo, Mr. Rundles and Mr. Hannesson were beneficial owners of 62.80% of issued common stock at 12/31/04 when converted). After the settlement Series M Preferred (cXc Services ownership) on a fully diluted basis reduced to 5.58% (as part of the cXc Services group Mr. Raznick, Mr. Greenwood, Mr. Kebler, Mr. DiCamillo, Mr. Rundles and Mr. Hannesson would be beneficial owners of 3.48% of issued common stock at 12/31/04 when converted)

Item 12. Certain Relationships and Related Transactions

See Notes to Financial Statements Note H

Item 13 - Exhibits

3(a)	Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(b)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(c)	Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(d)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(e)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 17, 1981 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(f)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on January 27, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(g)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 22, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(h)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1985 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(i)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1986 (filed with Form S-1 Registration Statement filed December 1, 1992)
3(j)
Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on December 28, 1992 (filed with Amendment No. 1 to Form S-1 Registration Statement filed February 8, 1993)

3(k)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 7, 2000 (filed with Form 10-K for the fiscal year ended December 31, 1999)
3(l)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 14, 2000 (filed with Form S-1 Registration Statement filed July 9, 2001)
3(m)	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 30, 2001 (filed with Form 10-K for the fiscal year ended December 31, 2001)
3.(n)	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed November 12, 2004)
3.(o)	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed November 12, 2004)
3(p)	Amended and Restated Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed April 1, 2005)
3(q)	By-Laws of BICO (as filed with Form S-1 Registration Statement filed December 1, 1992)
3(r)	Joint Second Amended Plan of Reorganization dated August 3, 2004 (filed with Form 8-K filed November 12, 2004)
3(s)	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004 (filed with Form 8-K filed November 12, 2004)
10	Material Contracts
10(a)	Employment Agreement with Richard M. Greenwood dated October 1, 2004 (filed herewith)
10(b)	Employment Agreement with Mark DiCamillo dated October 1, 2004 (filed herewith)
10(c)	Employment Agreement with Richard Rundles (filed herewith)
10(d)	Policy Statement on Business Ethics and Conflicts of Interest (filed herewith)
31.1	Certification of Chief Executive Officer Under Section 302 (filed herewith)
31.2	Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 302 (filed herewith)
32.1	Certification of Chief Executive Officer Under Section 906 (filed herewith)
32.2	Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 906 (filed herewith)

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003:

	DECEMBER 31, 2004	DECEMBER 31, 2003

1. Audit Fees	$ 25,728.00	$ 8,000.00

2. Audit Related Fees	0.00	0.00

3. Tax Fees	0.00	0.00

4. All Other Fees	0.00	0.00

Total Fees	$ 25,728.00	$ 8,000.00

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Backa Alfera & Company, LLC in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BICO, INC..

Signature	Title	Date

/s/ Richard M. Greenwood Richard M. Greenwood	Chief Executive Officer; President; Acting Chairman of the Board; Director; and acting Chief Financial Officer and Principal Accounting Officer	May 23, 2005

/s/ Irvin E. Kebler Irvin E. Kebler	Director	May 23, 2005

/s/ Mark DiCamillo Mark DiCamillo	Director; Executive V.P.; Chief Operating Officer	May 23, 2005