Form 10QSB
period 2005-03-31
BICO INC/PA
filed 2005-05-27
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 24, 2005: $8,660,037

Common Stock, $.0001 par value -- $2,886,690

As of May 24, 2005, there were 28,866,789,945 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 11

Table of Contents

Information About BICO, Inc...	1
Part I FINANCIAL INFORMATION...	2
Item 1. Financial Statements...	2
1.1 Balance Sheet...	3
1.2 Statement of Operations...	4
1.3 Statement of Cash Flow...	5
Notes to Financial Statements...	6
Item 2. Management Discussion and Analysis...................................................................................................................................................................................................	8
2.1 Overview...	8
2.2 Results of Operations...	9
2.3 Liquidity and Capital Resources...	9
2.3 Subsequent Events...	9
Item 3. Controls and Procedures...	10
Part II OTHER INFORMATION...	11
Item 1. Legal Proceedings...	11
Item 2. Changes in Securities...	11
Item 3. Defaults Upon Senior Securities...	11
Item 4. Submission of Matters to a Vote of Security Holders...........................................................................................................................................................................	11
Item 5. Other Information...	11
Item 6. Exhibits...	11

i

Information About BICO, Inc.

BICO, Inc. (“BICO” or the “Company” or “we”) entered a Joint Plan of Reorganization (the Plan) which was accepted by our creditors, and confirmed by the Bankruptcy Court on September 23, 2004 subject to our becoming current on our SEC reporting. Under the Plan BICO was combined with a new entity, cXc Services, Inc. ("cXc"). BICO obtained 100% of the assets of cXc, including cXc’s business model, the exclusive licensing rights to a product known as a "WebPhone", and management expertise. In return, the shareholders of cXc received full voting, convertible, preferred stock in BICO. The preferred stock (Series M) was convertible at a future date into an amount of common stock equal to 49.6% of the total stock issuable by BICO, but did not provide cXc holders with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. Series M represented 80.3% of all shares outstanding (on a fully diluted basis) including common shares reserved for certain purposes to support the company. During the first quarter of 2005 the board of directors and holders of Series M shares unanimously approved a reduction in the exchange ratio for the conversion of Series M into common stock reducing it from 1,000 for 1 to 13.15 to 1. This change has the effect of reducing the amount of common stock which will be held by Series M holders to less than 1% of the total authorized common stock (an amount equal to 4.94% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date). The former shareholders of cXc now hold all the three positions on the Board of Directors of BICO. BICO continues business operations as a publicly traded company with continuing infusions of capital and resources from selling additional shares or any other available source. Neither cXc nor its principals receives any funds held by BICO prior to the merger. The merger was completed on November 4, 2004

cXc was a private company based in Dove Canyon, California. cXc was located by the Plan proponent, PHD Capital (PHD and cXc had no prior dealings). cXc was incorporated in Delaware in 2003. Neither cXc, nor any of its principals, have had any prior dealings with BICO or were insiders of BICO or its subsidiaries. cXc was a developing company dedicated to providing Internet connectivity to a large number of customers and consumers who do not currently have Internet service, as well as making Internet service more convenient for those who do have service.

Risk Factors That May Affect Future Results

Our annual report on Form 10-KSB for the year ended December 31, 2004 includes a detailed list of risk factors that may affect future results, which are incorporated herein. That annual report can be accessed in the EDGAR section of the SEC website.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

The Company emerged from almost 21 months in Chapter 11 bankruptcy on December 7, 2004 (“Effective Date”), reorganized as a new business. Upon emergence from bankruptcy on the Effective Date, BICO adopted “fresh start” accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. As a result, the historical financial data of the company prior to and during bankruptcy (“Predecessor”) may not be entirely comparable to the historical financial data of the company after emerging from bankruptcy (“Successor”) and may be of limited value in evaluating our financial and operating prospects in the future.

The consolidated financial statements of Predecessor for the period for the quarter ending March 31, 2004 were prepared while the Company was still involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Again, as a result, the historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

1.1 Balance Sheet

BICO, Inc. Balance Sheet at March 31, 2005 (unaudited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$ 71,461
Other current assets	13,462

TOTAL CURRENT ASSETS	84,923

FIXED ASSETS
Furniture and equipment	2,830
Accumulated depreciation	(519)

TOTAL FIXED ASSETS	2,311

TOTAL ASSETS	$ 87,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 141,109

TOTAL CURRENT LIABILITIES	141,109

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share, authorized 250,000,000,000 shares;
issued and outstanding, 27,934,732,782	2,793,473
Convertible preferred stock, par value $.0001 per share, authorized 150,000,000
shares issuable in series, outstanding 125,470,031	12,547
Additional paid-in capital	(2,641,784)
Accumulated deficit	(218,111)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(53,875)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 87,234

1.2 Statement of Operations

BICO, Inc. Statements of Operations (unaudited)

	For the three months ended March 31
	2005	2004
	Successor	Predecessor
Revenues
Net sales	$ 0	$ 5,000

Costs and expenses
General and administrative	140,667	39,556
	140,667	39,556
Loss from operations	(140,667)	(34,556)

Other income
Settlement with Former Director	117,500	-
Interest income	59	-
	117,559	-

Net income (loss)	$ (23,108)	$ (34,556)

Loss per common share - Basic:
Net Loss	$ (0.00)	$ (0.00)
Less: Preferred stock dividends	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)

Loss per common share - Diluted:
Net Loss	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)

1.3 Statement of Cash Flow

BICO, Inc. Statement of Cash Flows (unaudited)

	For the three months ended
	March 31	March 31
	2005 Successor	2004 Predecessor
Cash flows used by operating activities:
Net (loss)	$ (23,108)	$ (34,556)
Adjustments to reconcile net loss to net
cash used by operating activities :
Increase in other current assets	(7,500)	-
Depreciation	237	-
Increase in accounts payable and accrued expenses	7,131	-

Net cash flow used by operating activities	(23,240)	(34,556)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from stock offering	21,685	-
Settlement of liabilities subject to compromise	-	(24,650)
Net cash provided (used) by financing activities	21,685	(24,650)

Net decrease in cash	(1,555)	(59,206)

Cash and cash equivalents, beginning of period	73,016	448,180

Cash and cash equivalents, end of period	$ 71,461	$ 388,974

Notes to Financial Statements

1. Description of Business

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

The Company's plan of reorganization, as approved in the bankruptcy proceeding, called for BICO to merge with cXc Services, Inc., a privately held Delaware corporation formed in 2003 to introduce and commercialize a video webphone in the United States. The material changes which occurred in the bankruptcy and the merger with cXc have resulted in the Company completing its reorganization and exiting the bankruptcy proceeding as a startup business, and the Company’s success will depend upon its ability to attract adequate funding to support the new business.

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

2. Basis of Presentation

This 10QSB has been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

Fresh Start Accounting

The Company implemented "fresh start" accounting and reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") upon its emergence from bankruptcy on December 7, 2004, the date of the final order by the Bankruptcy Court. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions. The accumulated deficit as of December 7, 2004 was eliminated. Although not required by SOP 90-7, prior period operating results were presented to help explain the effects of “fresh start” accounting. In accordance with Fresh Start accounting, results of operations and cash flows for prior periods are designated “Predecessor” and for the current periods as “Successor.”

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 27,934,732,782 for the period ended March 31, 2005 and 7,387,507,775 for the period ended March 31, 2004. The net losses attributable to common shareholders for the periods ended March 31, 2005 and 2004, respectively were ($23,108) and ($34,556).

Income Taxes

The Company previously adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carry-forward because of uncertainty as to their realization.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Settlement

On March 30, 2005, BICO entered into a Settlement Agreement and Mutual General Releases with Kenneth F. Raznick, Chairman of the Board of Directors of BICO, Richard M. Greenwood, Chief Executive Officer, President and member of the Board of Directors of BICO, Mark DiCamillo, Executive Vice President and Chief Operating Officer of BICO, Richard Rundles, Executive Vice President- Real Estate Distribution Development, John D. Hannesson, formerly Executive Vice President of Law and Administration of BICO, Perrin, Holden & Davenport Capital Corp., and its principals.

The Settlement Agreement was entered into in connection with resolution of certain issues arising from the merger of cXc Services, Inc. into BICO during the last fiscal year. The Settlement Agreement provides for: (i) an agreement by the parties for a reduction in the conversion ratio of the Series M Preferred Stock of BICO from one share of Series M Preferred Stock convertible into one thousand (1,000) shares of common stock of BICO to one share of Series M Preferred Stock convertible into thirteen and fifteen one-hundredths (13.15) shares of common stock of BICO; (ii) a cash payment to BICO from Mr. Raznick in the amount of $117,500; (iii) the resignation of Mr. Raznick as a member and Chairman of the Board of Directors of BICO; and (iv) various releases of claims among the parties.

The $117,500 amount is reflected as a single line item in the Company’s Statement of Operations for the three months ended March 31, 2005. As of March 31, 2005, all but $7,500 of the settlement amount had been received. The remaining balance of $7,500 is included in Other Assets on the March 31, 2005 Balance Sheet and was subsequently received in May 2005.

Item 2. Management Discussion and Analysis

2.1 Overview

BICO is now focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-housing and hospitality industries. BICO’s Internet appliances when deployed will deliver content and other fee-based services to the consumer end-user. These services include ISP, telephone services, video-conferences, and e-commerce fulfillment directly to its Internet appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO webphone business relies on generating advertising revenue from regional, national and local merchants who service apartment communities, and have the willingness to place ads on the screen of the WebPhone. The initial deployment of the webphones (scheduled for later this year) will utilize a “forced distribution” strategy by focusing on large strategic purchasers like apartment community owners and/or managers, as well as hospitality companies.

The apartment industry alone represents a significant opportunity comprised of over 20 million homes housing over 40 million residents. Since the webphone is able to bring low cost Internet access to these millions of households not yet connected, as well as the incremental convenience it provides those already online, the phones have received very strong interest from apartment property managers and owners who are enthusiastic about the phone’s capability to attract new renters and the substantial potential for generating ancillary income they may earn from advertising and e-commerce activities conducted on the phones.

The webphone offers advertisers unparalleled access to the kitchen counters and family rooms of their target consumers, plus the capability and convenience for these consumers to respond directly to an ad on the same device on which it appears - whether it be purchasing goods or requesting services. At the push of a button, consumers can readily talk to a live person, send email, or visit a website to obtain information or complete a transaction. In addition, BICO optimizes the timing in which advertisers reach their targeted audiences via the webphone.

Advertisements will be downloaded from the Company’s ad servers into the webphone’s local memory each time it dials in (automatically) to retrieve new email messages and software upgrades. Therefore, the advertisements rotate on the screen while the device is offline providing a large advantage over Internet banner advertising, which requires that a user must be at their computer, connected to the World Wide Web, and surf to a particular Web site in order to view a particular advertiser’s ad.

BICO plans to distribute webphones from a variety of OEM manufacturers including, UK based Amstrad plc, the developer and manufacturer of the e-m@iler’ model E3 WebPhone. The e-m@iler combines very effective e-mail management, SMS messaging, built-in video camera for video conferencing and snapshots, built-in voice mail, and quality full duplex hands-free telephone usage, while offering very quick Internet connectivity, utilizing Mobile Explorer™ browser at a very affordable price. The e-m@iler also features a very pleasant ½ VGA sized color viewing screen and its simplicity makes it user-friendly and easy to operate.

On January 31, 2005, the Company's exclusivity agreement (initially negotiated by cXc Services, Inc.) with Amstrad, plc in connection with Amstrad's video webphones lapsed as a result of the Company not providing a letter of credit for the initial webphone purchase as required by the parties agreement. As a result BICO is not the exclusive distributor of the Amstrad model E3 video webphone in the United States and Canada.

BICO projects a substantial market for the dial-up model of the em@iler E3. However to ensure our offering continues to meet the needs of our strategic sponsors and consumers BICO plans to introduce a broadband version of the webphone within the next 12 months. This model will also incorporate within its technology “stand-alone” support for VoIP telephone services.

In February, the Company secured a new Internet web address of www.bicoservices.com. This web address is now used in all correspondence and press releases.

2.2 Results of Operations

The anticipated major funding did not occur as expected in the first quarter of 2005. However the Company continued to move forward with implementing its business plan. We continued to further our relationships with property management companies and property owners who will sponsor the deployment of the webphone into their respective apartment units. We advanced discussions with independent sales organizations to participate in selling ads to merchants in the vicinity of apartment communities where the webphone will be deployed.

The Company reported a loss in the first quarter of $23,108 compared to a loss of $34,556 in the first quarter of 2004. Expenses were $140,667 during the first quarter, which were primarily administrative and travel costs compared to $39,556 in the first quarter of 2004 during a period the company was in bankruptcy.

The first quarter 2005 expenses were offset by a $117,500 settlement with a former director.

Accounts Payable and accrued expenses of $141,109 include unpaid compensation and related expenses owed to management of just under $66,000, approximately $31,000 in merger related legal fees and related costs, and about $22,000 to the company’s stock transfer agent and almost $9,000 for accounting services.

2.3 Liquidity and Capital Resources

BICO, Inc. is a start-up company and does not yet generate any revenue from the sale of webphones or advertising, its expected core revenue. During the first quarter funds to support operations came primarily from the cash it had on hand at the beginning of the quarter ($73,000), funds from the settlement ($110,000) and sale of common stock under the facility offered through J.P. Carey ($24,000). The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it. We will depend on these sources until a permanent source of funds can be secured. The balance of funds due ($7,500) under the settlement was received in May 2005.

The Company continues to seek the estimated $8,000,000 in funding that is necessary to implement our business plan within the next 3 - 6 months. This requirement consists of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation products. We are working with our investment bankers and other qualified parties to identify and secure the required funds.

2.3 Subsequent Events

The Company entered into pilot agreements with four property management companies to pilot its webphone based offering at a number of select locations at the Company’s expense. These management companies are among the largest in their industry and represent over 4,000 apartment communities with more than 410,000 apartment units located throughout the US.

The purpose of these pilot programs is to validate and refine the basic offering presented to the resident. Focus will be on the acceptance of the appliance, the webphone’s performance in an apartment environment and the receptivity to the Company’s innovative advertising media outlet by local merchants. If the pilot deployments are successful, each property manager is expected to deploy our offering to some or all of its other properties.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Pursuant to the written consent of all of members of the Board of Directors and all of the holders of Series M Preferred Stock of BICO obtained on March 30, 2005, the Amended and Restated Certificate of Designation which reduced the conversion ratio from one share of Series M Preferred Stock convertible into one thousand (1,000) shares of common stock of BICO to one share of Series M Preferred Stock convertible into thirteen and fifteen one-hundredths (13.15) shares of common stock of BICO was approved. The date of conversion of the Series M Preferred Stock changes from a date chosen by a majority of the outstanding Series M Preferred Shares to an automatic conversion of twenty-five percent (25%) of the outstanding Series M Preferred on each of: November 30, 2007, January 31, 2008, March 31, 2008 and May 31, 2008. The Amended and Restated Certificate of Designation of the Series M Preferred Stock will be filed with the Secretary of State of the State of Pennsylvania pursuant to the written consents.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the Settlement Agreement and Mutual General Releases BICO entered into March 30, 2005, holders of Series M Preferred Stock (including Mr. Raznick, Mr. Greenwood, Mr. Kebler, Mr. DiCamillo, Mr. Rundles and Mr. Hannesson) were asked to vote to: 1) reduce the conversion ration from one share of Series M Preferred Stock convertible into one thousand (1, 000) shares of common stock of BICO to one share of Series M Preferred Stock convertible into thirteen and fifteen one-hundredths (13.15) shares of common stock of BICO; 2) change the conversion date of the Series M Preferred Stock from a date chosen by a majority of the outstanding Series M Preferred Shares to an automatic conversion of twenty-five percent (25%) of the outstanding Series M Preferred on each of: November 30, 2007, January 31, 2008, March 31, 2008 and May 31, 2008. Both changes received unanimous approval through written consent from all Series M Preferred Shareholders on or before March 30, 2004.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BICO, INC..

Signature	Title	Date

/s/ Richard M. Greenwood Richard M. Greenwood	Chief Executive Officer; Acting Chairman of the Board; and acting Chief Financial Officer and Principal Accounting Officer	May 27, 2005