Form 10QSB
period 2005-06-30
BICO INC/PA
filed 2005-08-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 3, 2005: $8,677,048

Common Stock, $.0001 par value -- $2,923,494

As of August 3, 2005, there were 28,923,493,882 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 11

Table of Contents

Part I FINANCIAL INFORMATION…………………………………………………..............................................................................................................................................................…	1

Item 1. Financial Statements……………..............................................................................................................................................................................…………………………………	1
1.1 Balance Sheet……...………………………………………………………...................................................................................................................................................................	2
1.2 Statement of Operations………….……………………………………......................................................................................................................................................................	3
1.3 Statement of Cash Flow……………….........................................................................………………………………………....................................................................................	4
Notes to Financial Statements……….........................................................................................................................................................……………………………………………...	5

Item 2. Management Discussion and Analysis………….........................................................................................................................................................……………………………	6
2.1 Overview…...........................................................................................................................................................………………………………………………………………………..	6
2.2 Results of Operations…………...........................................................................................................................................................…………………………………………………	7
2.3 Liquidity and Capital Resources………….......................................................................................................................................................……………………………………...	8
2.3 Subsequent Events…….............................................................................................................................................................……………………………………………………….	8

Item 3. Controls and Procedures……..............................................................................................................................................................……………………………………………….	8

Part II OTHER INFORMATION……………………………………….............................................................................................................................................................…………………	8

Item 1. Legal Proceedings…….............................................................................................................................................................………………………………………………………..	8
Item 2. Changes in Securities…….............................................................................................................................................................……………………………………………………	9
Item 3. Defaults Upon Senior Securities…….............................................................................................................................................................………………………………………..	9
Item 4. Submission of Matters to a Vote of Security Holders………...........................................................................................................................................................………………	9
Item 5. Other Information…………………............................................................................................................................................................……………………………………………	9
Item 6. Exhibits…............................................................................................................................................................……………………………………………………………………….	9

i

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

The consolidated financial statements of Predecessor for the periods ending June 30, 2004 were prepared while the Company was still involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Again, as a result, the historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

BICO, Inc. Balance Sheet
	June 30,2005 UNAUDITED	December 31, 2004

ASSETS

CURRENT ASSETS
Cash and equivalents	$ 26,694	$ 73,016
Other current assets	10,562	5,962

TOTAL CURRENT ASSETS	37,256	78,978

FIXED ASSETS
Furniture and equipment	2,830	2,830
Accumulated depreciation	(754)	(282)

TOTAL FIXED ASSETS	2,076	2,548

TOTAL ASSETS	$ 39,332	$ 81,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 282,090	$ 133,978

TOTAL CURRENT LIABILITIES	282,090	133,978

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share, authorized 250,000,000,000 shares;
issued and outstanding, 28,923,493,882	2,892,349	2,793,473
Convertible preferred stock, par value $.0001 per share, authorized 150,000,000
shares issuable in series, outstanding 125,470,031	12,547	12,547
Additional paid-in capital	(2,625,660)	(2,663,469)
Accumulated deficit	(521,994)	(195,003)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(242,758)	(52,452)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 39,332	$ 81,526

1.2 Statement of Operations

BICO, Inc. Statements of Operations UNAUDITED
	For the 6 months ended June 30		For the 3 months ended June 30
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor

Revenues
Net sales	$ 0	$ 7,500	$ 0	$ 2,500

Costs and expenses
General and administrative	444,579	79,254	303,912	39,698
	444,579	79,254	303,912	39,698
Loss from operations	(444,579)	(71,754)	(303,912)	(37,198)

Other income
Settlement with Former Director	117,500	-		-
Interest income	88	-	29	-
Total Other Income	117,588	-	29	-

Net income (loss)	$ (326,991)	$ (71,754)	$(303,883)	$ (37,198)

Loss per common share - Basic:
Net Loss	$ (0.00)	(0.00)	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Loss per common share - Diluted:
Net Loss	(0.00)	(0.00)	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BICO, Inc. Statement of Cash Flows UNAUDITED
	For the 6 months ended June 30		For the 3 months ended June 30
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor

Cash flows used by operating activities:
Net (loss)	$(326,991)	$ (71,754)	$ (303,883)	$ (37,198)
Adjustments to reconcile net loss to net
cash used by operating activities :
Increase in other current assets	-	-	-	-
Depreciation	472	-	236	-
Increase in accounts payable and accrued expenses	143,512	-	143,880	-

Net cash flow used by operating activities	(183,007)	(71,754)	(159,767)	(37,198)

Cash flows from investing activities:	-	-	-	-

Cash flows from financing activities:
Proceeds from liabilities in excess of assets sold		2,500		2,500
Proceeds from stock offering	136,685	-	115,000	-
Settlement of liabilities subject to compromise	-	(24,650)	-	-
Net cash provided (used) by financing activities	136,685	2,500	115,000	2,500

Net decrease in cash	(46,322)	(93,904)	(44,767)	(34,698)

Cash and cash equivalents, beginning of period	73,016	448,180	71,461	388,974

Cash and cash equivalents, end of period	$ 26,694	$ 354,276	$ 26,694	$ 354,276

Notes to Financial Statements

1. Description of Business

BICO is focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. It delivers content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO WebPhone business relies on generating advertising revenue from merchants and service providers who place ads on the screen of the WebPhone.

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

Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company was unable to obtain the substantial financing necessary to fund the commencement of commercial sales of its webphone product during the first half of 2005, a prerequisite to launching the webphone business. The Company needs to raise this financing before the end of 2005 or risk losing the interest of its current customer base. In addition, should a financing commitment to support the webphone business not be obtained before the end of the 3rd quarter, the Company may need to explore other liquidity options to sustain operations and shareholder value.

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

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 28,520,152,179 for the quarter ended June 30, 2005 and 7,387,507,775 for the quarter ended June 30, 2004. The net losses attributable to common shareholders for the three month periods ended June 30, 2005 and 2004, respectively were ($303,883) and ($37,198). For the first half 2005 the weighted average shares used to calculate the loss per share amounted to 28,229,059,661and 7,387,507,775 for the first half of 2004. The net losses attributable to common shareholders for the six months ended June 30, 2005 and 2004, respectively were ($326,991) and ($71,754).

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

Item 2. Management Discussion and Analysis

2.1 Overview

BICO is now focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. BICO’s Internet appliances when deployed will deliver content and other fee-based services to the consumer end-user. These services include ISP, telephone services, video-conferences, and e-commerce fulfillment directly to its Internet appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO webphone business relies on generating advertising revenue from regional, national and local merchants who service apartment communities, and have the willingness to place ads on the screen of the WebPhone. The initial deployment of the webphones (scheduled for later this year) will utilize a “forced distribution” strategy by focusing on large strategic purchasers like apartment community owners and/or managers, as well as hotel companies.

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

2.2 Results of Operations

The anticipated major funding did not occur as expected in the second quarter of 2005. However the Company continued to move forward with implementing its business plan. We continued to further our relationships with property management companies and property owners who will sponsor the deployment of the webphone into their respective apartment units. We advanced discussions with independent sales organizations to participate in selling ads to merchants in the vicinity of apartment communities where the webphone will be deployed.

The Company reported a loss a loss of 326,991 for the first half of 2005 compared with a loss of 71,754 for the first half of 2004 during a period that the Company was in bankruptcy. In the second quarter, the Company reported a loss of $303,883 compared to a loss of $37,198 in the second quarter of 2004. Expenses were $303,912 during the second quarter, which were primarily salary, administrative and travel costs compared to $39,698 in the second quarter of 2004 during a period the company was in bankruptcy.

The second quarter 2005 cash requirements were offset by $115,000 in proceeds from the sale of common stock.

Accounts Payable and accrued expenses of $282,090 include approximately $25,000 in prior taxes and related costs, about $27,000 to the company’s stock transfer agent, approximately $54,000 in legal fees and almost $32,000 for accounting services, as well as about $137,000 in accrued salary and payroll taxes.

2.3 Liquidity and Capital Resources

BICO, Inc. is a start-up company and does not yet generate any revenue from the sale of webphones or advertising, its expected core revenue. During the second quarter funds to support operations came primarily from the cash it had on hand at the beginning of the quarter ($71,000), the balance of funds from the settlement with a former director ($7,500) and sale of common stock ($115,000). The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

The Company continues to seek the estimated $8,000,000 in funding that is necessary to implement its business plan within the next 3 - 6 months. This requirement consists of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation products. We are working with our investment bankers and other qualified parties to identify and secure the required funds. In the event adequate funding commitments are not obtained before the end of the 3rd quarter, the Company may explore other alternatives to fund continued operation and preserve shareholder value.

2.4 Stock Listing

Due to delays encountered in completing its year end audit and filing its annual report on Form 10QSB, the Company’s shares were removed from trading on the NASDAQ bulletin board during the second quarter and traded on the pink sheets until its filings were brought current and application for listing on the bulletin board was approved. The Company’s shares are currently traded on the bulletin board.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of the date of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

BICO, INC..

Signature	Title	Date

/s/ Richard M. Greenwood Richard M. Greenwood	Chief Executive Officer; Chairman of the Board; and acting Chief Financial Officer and Principal Accounting Officer	August 15, 2005