Form 10QSB
period 2005-09-30
BICO INC/PA
filed 2005-11-21
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 14, 2005: $ 3,376,579

Common Stock, $.0001 par value -- $ 3,376,579

As of November 14, 2005, there were 33,765,785,042 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 8

Table of Contents

Part I FINANCIAL INFORMATION
Item 1. Financial Statements……………………………………..	1
1.1 Balance Sheets……………………………………………..	2
1.2 Statements of Operations…………………………………..	3
1.3 Statements of Cash Flow…………………………………..	4
Notes to Financial Statements…………………………………	5
Item 2. Management Discussion and Analysis………………….	6
2.1 Overview…………………………………………………..	6
2.2 Results of Operations……………………………………...	6
2.3 Liquidity and Capital Resources…………………………..	7
2.4 Stock Listing………………………………………………	7
Item 3. Controls and Procedures………………………………...	7
Part II OTHER INFORMATION…………………………………	7
Item 1. Legal Proceedings……………………………………….	7
Item 2. Changes in Securities…………………………………...	8
Item 3. Defaults Upon Senior Securities………………………..	8
Item 4. Submission of Matters to a Vote of Security Holders….	8
Item 5. Other Information………………………………………	8
Item 6. Exhibits…………………………………………………	8

i

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

The Company emerged from almost 12 months in Chapter 11 bankruptcy on December 7, 2004 (“Effective Date”), reorganized as a new business. Upon emergence from bankruptcy on the Effective Date, BICO adopted “fresh start” accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. As a result, the historical financial data of the company prior to and during bankruptcy (“Predecessor”) may not be entirely comparable to the historical financial data of the company after emerging from bankruptcy (“Successor”) and may be of limited value in evaluating our financial and operating prospects in the future.

The consolidated financial statements of Predecessor for the periods ending September 30, 2004 were prepared while the Company was still involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Again, as a result, the historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

BICO, Inc.
Balance Sheets
Unaudited

	Sept 30,2005 UNAUDITED	December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 8,896	$ 73,016
Other current assets	5,562	5,962

TOTAL CURRENT ASSETS	14,458	78,978

FIXED ASSETS
Furniture and equipment	2,830	2,830
Accumulated depreciation	(989)	(282)

TOTAL FIXED ASSETS	1,841	2,548

TOTAL ASSETS	$ 16,299	$ 81,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 380,455	$ 133,978

TOTAL CURRENT LIABILITIES	380,455	133,978

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share, authorized 250,000,000,000 shares;
issued and outstanding, 33,058,493,882	3,305,849	2,793,473
Convertible preferred stock, par value $.0001 per share, authorized 150,000,000
shares issuable in series, outstanding 125,470,031	12,547	12,547
Additional paid-in capital	(2,886,310)	(2,663,469)
Accumulated deficit	(796,242)	(195,003)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(364,156)	(52,452)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 16,299	$ 81,526

1.2 Statement of Operations

BICO, Inc.
Statements of Operations
Unaudited

For the 9 months ended September 30		For the 3 months ended September 30
2005	2004	2005	2004
Successor	Predecessor	Successor	Predecessor

Revenues
Net sales	$ 0	$ 7,500	$ 0	$ 0

Costs and expenses
General and administrative	718,846	178,592	274,267	99,338
	718,846	178,592	274,267	99,338
Loss from operations	(718,846)	(171,092)	(274,267)	(99,338)

Other income
Settlement with Former Director	117,500	-		-
Interest income	106	-	18	-
Other Income		1,192,961		1,192,961
Total Other Income	117,606	1,192,961	18	1,192,961

Net income (loss)	$ (601,240)	$ 1,021,869	$(274,249)	$ 1,093,623

Loss per common share - Basic:
Net Loss	$ (0.00)	(0.00)	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Loss per common share - Diluted:
Net Loss	(0.00)	(0.00)	(0.00)	(0.00)
Less: Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to
common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BICO, Inc.
Statements of Cash Flow
unaudited
For the 9 months ended September 30		For the 3 months ended September 30
2005	2004	2005	2004
Successor	Predecessor	Successor	Predecessor

Cash flows used by operating activities:
Net income (loss)	$(601,240)	$ 1,021,869	$ (274,249)	$ 1,093,623
Adjustments to reconcile net loss to net
cash used by operating activities :
Depreciation	708	-	236	-
Stock issued in exchange for services	66,000	-	66,000	-
Decrease in other current assets	400	-	5,000	-
Increase in accounts payable and accrued expenses	246,477	-	98,365	-
Other Adjustments		(1,192,961)		(1,192,961)
Net cash flow used by operating activities	(287,655)	(171,092)	(104,648)	(99,338)

Cash flows from investing activities:	-	-	-	-

Cash flows from financing activities:
Proceeds from liabilities in excess of assets sold		80,000		77,500
Proceeds from stock offering	223,535	-	86,850	-
Settlement of liabilities subject to compromise	-	(58,938)	-	(34,288)
Net cash provided (used) by financing activities	223,535	21,062	86,850	43,212

Net decrease in cash	(64,120)	(150,030)	(17,798)	(56,126)

Cash and cash equivalents, beginning of period	73,016	448,180	26,694	354,276

Cash and cash equivalents, end of period	$ 8,896	$ 298,150	$ 8,896	$ 298,150

Notes to Financial Statements

1. Description of Business

Since emerging from bankruptcy, BICO has been focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. It sought to be a provider of content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO WebPhone business was to rely on generating advertising revenue from merchants and service providers who place ads on the screen of the WebPhone.

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

Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company was unable to obtain the substantial financing necessary to fund the commencement of commercial sales of its webphone product during the first 9 months of 2005, a prerequisite to launching the webphone business. The prospects for obtaining such funding are considered unlikely, therefore the Company is actively exploring other alternatives to fund operations and preserve shareholder value rather than liquidating. The most likely of these alternatives is to seek a merger partner with a profitable operating business which would be acquired by the Company in a reverse triangular merger.

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

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 30,636,515,860 for the quarter ended September 30, 2005 and 7,387,507,775 for the quarter ended September 30, 2004. The net loss attributable to common shareholders for the three month periods ended September 30, 2005 was $(274,249) compared with a one time gain of $1,093,623 for the period ending September 30, 2004 on the sale of business assets while the company was in bankruptcy. For the first nine months of 2005 the weighted average shares used to calculate the loss per share amounted to 29,039,376,272 and 7,387,507,775 for the first nine months of 2004. The net loss attributable to common shareholders for the nine months ended September 30, 2005 was $(601,240) compared with a gain of $1,021,869 on the sale of business assets while the company was in bankruptcy during the nine months ending September 30, 2004.

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

Item 2. Management Discussion and Analysis

2.1 Overview

For the past nine months, BICO has been focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. BICO’s Internet appliances when deployed would deliver content and other fee-based services to the consumer end-user.

The Company entered into pilot agreements with four property management companies to pilot its webphone based offering at a number of select locations at the Company’s expense. However, as of September 30, 2005, BICO did not have the resources necessary to procure the equipment and provide the services required to conduct these pilot programs and does not anticipate obtaining the financing necessary to follow through with these pilot agreements.

The Company is now actively exploring other alternatives to fund operations and preserve shareholder value rather than liquidating. The most likely of these alternatives is to seek a merger partner with a profitable operating business which would be acquired by the Company in a reverse triangular merger.

2.2 Results of Operations

The anticipated major funding did not occur as planned in the third quarter of 2005. The Company reported a loss of $(601,240) for the first nine months of 2005 compared with a gain of $1,021,869 on the sale of business assets while the company was in bankruptcy during the first nine months ending September 30, 2004. In the third quarter, the Company reported a loss of $(274,249) compared with a one time gain of $1,093,623 for the third quarter 2004 on the sale of business assets while the company was in bankruptcy. Expenses were $274,267during the third quarter, which were primarily salary, administrative and travel costs compared to $99,338 in the third quarter of 2004 during a period the company was in bankruptcy.

The third quarter 2005 cash requirements were offset by $86,850 in proceeds from the sale of common stock.

Accounts Payable and accrued expenses of $380,455 include approximately $25,000 in prior taxes and related costs, about $34,000 to the company’s stock transfer agent, approximately $69,000 in legal fees and almost $17,000 for accounting services, as well as about $231,000 in accrued salary and other liabilities.

2.3 Liquidity and Capital Resources

BICO, Inc. is a start-up company and does not yet generate any revenue from the sale of webphones or advertising, its expected core revenue. During the third quarter funds to support operations came primarily from the cash it had on hand at the beginning of the quarter ($26,694) and sale of common stock ($86,850). The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

For the past nine months, the Company has sought an estimated $8,000,000 in funding that is necessary to implement its business plan. This requirement consisted of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation products. As of September 30, 2005, adequate funding commitments have not been obtained, therefore the Company is actively exploring other alternatives to fund continuing operations and preserve shareholder value. The most likely of these alternatives is to seek a merger partner with a profitable operating business which would be acquired by the Company in a reverse triangular merger.

2.4 Stock Listing

The Company’s shares are currently traded on the NASDAQ OTC Bulletin Board.

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

BICO, INC..

Signature	Title	Date

/s/ Richard M.Greenwood_ Richard M. Greenwood	Chief Executive Officer; Chairman of the Board; and acting Chief Financial Officer and Principal Accounting Officer	November 18, 2005