Form 10KSB
period 2005-12-31
BICO INC/PA
filed 2006-04-14
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Fiscal Year Ended 12/31/05

                         Commission File Number 0-10822

                                   BICO, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           25-1229323
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                       1 Wakonda, Dove Canyon, California          92679
                     --------------------------------------      --------
                    (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code (949) 367-1362

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005: Common Stock, $.0001 par value -- $3,409,912

As of December 31, 2005, there were 34,099,118,372 shares of common stock, par value $.0001 per share, were issued and outstanding.

Exhibit index is located on page 13 and 14

                                Table of Contents


Part I.........................................................................1
   Item 1  -  Description of Business..........................................1
      Background...............................................................1
      Principal Products and Services..........................................1
      Markets and Distribution.................................................2
      New Business Model.......................................................2
      Intellectual Property....................................................2
      Going Concern Considerations.............................................2
      Risk Factors.............................................................3
   Item 2  -  Description of Property..........................................4
   Item 3  -  Legal Proceedings................................................4
   Item 4  -  Submission of Matters to a Vote of Security Holders..............4
Part II........................................................................5

   Item 5  -  Market for Common Equity and Related Stockholder Matters.........5
   Item 6  -  Management's Discussion and Analysis or Plan of Operation........5
      Overview.................................................................6
      a.      Plan of Operation................................................6
      b.      Financial Condition and Results of Operations....................6
      c.      Off-balance Sheet Arrangements...................................7
   Item 7  -  Financial Statements............................................F1
   Item 8  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................8
   Item 8A -  Controls and Procedures..........................................8
Part III.......................................................................8

   Item 9  -  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...............8
   Item 10 -  Executive Compensation..........................................11
   Item 11 -  Security Ownership of Certain Beneficial Owners and Management
               Related Stockholder Matters................................... 12
   Item 12 -  Certain Relationships and Related Transactions .................12
   Item 13 -  Exhibits........................................................13
   Item 14 -  Principal Accountant Fees and Services..........................14

Part I


Item 1 - Description of Business


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 K"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BICO, Inc. ("BICO", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2005.


Background

BICO, Inc. was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. Before closing down all operations in February, 2003, the Company's primary business was the development of new devices and technologies, which included environmental and medical products. On March 18, 2003 the Company filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania. As part of the bankruptcy court supervised reorganization, all of the Company's existing operations were either sold or closed and all assets were liquidated to raise cash for expenses related to the bankruptcy and pay creditors. By the end of the reorganization the Company had no employees, no operations and no assets, all of its prior businesses were gone, as were the subsidiaries through which some of the Company's operations had been conducted.

The Company's plan of reorganization, as approved in the bankruptcy proceeding, called for BICO to merge with cXc Services, Inc., ("CXC") a privately held Delaware corporation formed in 2003 to introduce and commercialize a video webphone in the United States. This video webphone was the sole business of the Company during 2005. The material changes which occurred in the bankruptcy and the merger with CXC have resulted in the Company completing its reorganization and exiting the bankruptcy proceeding as a startup business fully dependent upon our ability to attract adequate funding to support the new webphone business. Efforts to raise the funding required to launch the webphone business in 2005 were unsuccessful.


Principal Products and Services

BICO planned to distribute webphones from a variety of OEM manufacturers, with the Company's initial offering expected to be the em@iler E3(TM) ("E3") manufactured by UK based Amstrad. Although the exclusive distribution agreement between the Company and Amstrad lapsed, we believed that, if the Company had obtained funding, Amstrad would have entered into a commercial supply relationship with us for its E3 product and subsequent models.

Due to a lack of funding, the Company abandoned this business model at the close of the third quarter 2005.

Markets and Distribution

The target market for webphones was to have been the multi-housing and hospitality industries. The webphone provides advertisers and e-commerce businesses with a new way to reach consumers. BICO intended to become primarily an advertising media publisher for specialized Internet appliances as well as a value-added reseller of Internet appliances, telephone services, video conferencing, and e-commerce fulfillment.

Dependent on the availability of financing, the initial deployment of the webphones was scheduled for late 2005 utilizing a "forced distribution" strategy by focusing on large strategic sponsors like apartment communities.

We were not able to record any sales of the webphone, advertising or ancillary services. We entered into conditional agreements to run pilot programs in which we would distribute webphones to various apartment communities for 90 or 120 day trial periods during which the residents and owners/managers would have evaluated the desirability and value of the webphones and services offered over them. Due to a lack of funding, the pilots were never conducted.

The pilot programs were a prerequisite for receiving both orders for commercially meaningful quantities of webphones and positive coverage in multi-family industry and advertising media due to the progressive nature of the webphones and the service offering they enable.

Due to a lack of funding, the Company abandoned the multi-family market at the close of the third quarter 2005.


New Business Model

Beginning with the 4th quarter 2005, the board of directors directed the Company's management to begin searching for a merger partner with a business possessing greater potential to add value to shareholders.

As a subsequent event, on February 21, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Vegas Wireless Entertainment, Inc. "Vegas Wireless" or "VWE". Vegas Wireless specializes in the creation and distribution of mobile entertainment software products. VWE software allows consumers, regardless of service provider or handset manufacturer, to download and play a wide variety of popular casino style games, as well as participate in mobile lotteries and sports betting. It is anticipated that upon the completion of the acquisition of VWE, that the Company would adopt the creation and distribution of mobile entertainment software products as its primary business. (See NOTE I).

Intellectual Property

The Company's intellectual property consists of its business plan and certain proprietary technical knowledge regarding the network and security operations of the Amstrad E3 webphone appliance and its programming. This knowledge was important to the Company and its ability to execute the webphone business plan, which it has now abandoned. The Company holds no trademarks, patents or other protected intellectual property.

Going Concern Considerations

At December 31, 2005, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. Neither of these are likely without the consummation of a transaction with a merger partner. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Risk Factors

Risk Factors Related to Our Finances

o If BICO Fails To Raise Additional Financing We May Not Be Able To Fund Our Ongoing Operations And Implement Our Business Plan.
     The Company requires additional capital to support even minimal ongoing operations. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o BICO Has No Operating Business Which Makes It Difficult To Forecast Our Future Results.
     As a result of having abandoned the video webphone business, and having no other operating business, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    BICO Has Not Been Successful in Raising Sufficient Operating Capital.
     The Company was not able to raise the approximately $8,000,000 required to launch the webphone business. Because of this, BICO decided to abandon the webphone business at the end of the 3rd quarter 2005.

o    BICO Currently Has No Viable Business.
     The Company has not been able to raise the working capital necessary to launch the webphone business. As a result, BICO does not have a viable business model or any business operations, and unless it can quickly develop or acquire through merger or acquisition a new business the Company will not be able to continue operations.


Risk Factors Related to Our Stock

o BICO's Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock.
     Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

o BICO's Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.
     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


Item 2 - Description of Property

The Company does not currently own or lease any real property. An office has been provided to the Company at no cost by one of its executive officers. We do not anticipate any need for purchasing real property or leasing office or other space greater than would be necessary to house our executive and administrative offices.


Item 3 - Legal Proceedings

We are not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders.

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the OTC Bulletin Board under the symbol BIKO.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2005 and 2004. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                   Bid
                                           High            Low
               4th Quarter 2005           $.0002          $.0001
               3rd Quarter 2005           $.0004          $.0001
               2nd Quarter 2005           $.0008          $.0003
               1st Quarter 2005           $.0019          $.0005

               4th Quarter 2004           $.0021          $.0005
               3rd Quarter 2004           $.0018          $.0008
               2nd Quarter 2004           $.0017          $.0007
               1st Quarter 2004           $.0015          $.0009

Sources: QuoteMedia.com


As of December 31, 2005, the Company had approximately 6,922 Shareholders of Record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

We have no equity compensation plans which authorize the issuance of shares, nor are there any individual compensation arrangements which authorize issuance of shares. However, in the first quarter of 2006 the company issued shares to certain individuals to satisfy accrued but unpaid 2005 obligations. (See NOTE J
- SUBSEQUENT EVENTS)

During 2005 the company issued 6,164,385,590 shares of its common stock. 5,251,798,246 shares were issued to raise $231,850 in new equity funds. 905,819,305 shares were issued to satisfy $96,296 in services related obligations. 6,768,039 shares were issued to satisfy previous employee obligations valued at $3,384.


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

Overview

As part of the Company's bankruptcy reorganization plan, it merged with cXc Services, Inc. (a privately held Delaware corporation), abandoned the Company's original bio-technology business plan, and adopted the business plan of cXc Services. Under this new business plan, BICO was primarily focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-housing and hospitality industries. At the end of the third quarter of 2005 the Company abandoned its plans for distribution of the video webphone and focused on finding an alternate strategy to preserve value for shareholders.

On February 20, 2006 the Company entered into an agreement to acquire Vegas Wireless Entertainment, Inc. a Canadian corporation in exchange for newly issued common stock which would comprise approximately 74% of the outstanding common stock after the transaction.


a.   Plan of Operation

BICO, Inc. has raised $231,850 through private placement issuance of common stock during 2005 to support operations. The Company raised an additional $30,500 in the 1st quarter of 2006 to continue its operations. The Company's continued operation was and continues to be dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or a facility in place prior to the merger with J. P. Carey Asset Management and Perrin, Holden and Davenport Capital Corp. (PHD), to support its base-level ongoing monthly expenses, which were approximately $76,500, per month. BICO had planned on raising an estimated $8,000,000 necessary to implement its webphone business plan during 2005. This requirement consisted of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation product.

The Company was not successful in securing the $8,000,000 necessary to launch the webphone business and abandoned all efforts to raise this working capital at the end of the 3rd quarter 2005.

As of December 31, 2005 the company had no full time employees.

b.   Financial Condition and Results of Operations

At December 31, 2005, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we will be forced to discontinue operations.

The Company emerged from almost 21 months in Chapter 11 bankruptcy on December 7, 2004 ("Effective Date") reorganized as a new business. No business activity, product or services previously offered exist in BICO's new efforts. The operations and markets are completely different. The board of directors and the management team are completely different. Under these circumstances comparisons to past periods provide limited benefit to communicating the company's financial condition or results of operation. (See Item 1 - Description of Business)



Upon emergence from bankruptcy on the Effective Date, BICO adopted "fresh start" accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note B-Basis of Presentation and Significant Accounting Policies). As a result, the historical financial data of the company prior to and during bankruptcy ("Predecessor") may not be entirely comparable to the historical financial data of the company after emerging from bankruptcy ("Successor") and may be of limited value in evaluating our financial and operating prospects in the future.

Funds have been used to support the costs associated with the merger with cXc
Services and the Company's unsuccessful effort to institute its business plan.

The primary use of funds during 2005 has been focused on developing the Company's webphone business plan and searching for the capital required to execute the plan.

During 2005 (the first full year of operations for the Successor period) the Company incurred $918,031 in General and Administrative expenses primarily for new business development and organization related costs. During 2004 (the majority of which was part of the Predecessor period) the Company had $691,584 in General and Administrative expenses primarily in bankruptcy related cost and merger related costs.

During 2005, the Successor period, the Company did not generate sales revenue.
For 2004, primarily the Predecessor period the Company had only $7,500 in sales revenue, all of which was generated prior to the merger with cXc Services, Inc.

Accounts Payable at December 31, 2005 was $538,306. Approximately $101,000 represented unpaid legal fees, approximately $357,000 was accrued compensation deferred by management, $22,000 represented a State of Pennsylvania tax liability claim that survived the bankruptcy, and $40,000 due to the Company's
Transfer Agents related to the issuance of shares

Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:


                           1st Quarter             2nd Quarter          3rd Quarter            4th Quarter
                    ----------------------------------------------------------------------------------------
                         2005       2004         2005      2004       2005       2004       2005        2004
                         ----       ----         ----      ----       ----       ----       ----        ----
                                                           (in thousands)
Income                  $ 0.0      $ 5.0        $ 0.0     $ 2.5      $ 0.0      $ 0.0      $ 0.0       $ 0.0
Operating
Expenses                140.7       39.6        303.9      39.7      274.3       99.3      199.2       513.0
                    ----------------------------------------------------------------------------------------
Op Income
(Loss)                 (140.7)     (34.6)      (303.9)    (37.2)    (274.3)     (99.3)    (199.2)     (513.0)
Other Income
(Loss)                  117.6                                                 1,193.0               (7,150.0)
                    ----------------------------------------------------------------------------------------
Net Income
(Loss)                  (23.1)     (34.6)      (303.9)    (37.2)    (274.3)   1,093.7     (199.2)   (7,663.0)
                    ========================================================================================


c.   Off-balance Sheet Arrangements

BICO, Inc. has no off-balance sheet arrangements.

                                       7

Item 7 - Financial Statements

The information below presents financial data of the Company as of and for the 2 years ended December 31, 2005. The historical financial data for December 31, 2004 the period from January 1, 2004 to December 7, 2004, and the period from December 8, 2004 to December 31, 2004 should be read in conjunction with accompanying notes.

The consolidated financial statements of Predecessor for the period from January 1, 2003 to December 7, 2004 were prepared while the Company was still involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result, the historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

Opinion of Our Auditors


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
BICO, Inc.

We have audited the accompanying balance sheet of BICO, Inc., (the "Company") as of December 31, 2005 (Successor Company balance sheet), and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and the period from December 8, 2004 to December 31, 2004 (Successor Company operations), and for the period from January 1, 2004 to December 7, 2004 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On December 7, 2004, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 8, 2004. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note B.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from December 8, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and its cash flows for the period from January 1, 2004 to December 7, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B, the Company's continued operation is dependent on raising sufficient funds through sources available to it to support its base-level monthly expenses and to advance its business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Goff Backa Alfera & Company, LLC
---------------------------------------
     Goff Backa Alfera & Company, LLC


Pittsburgh, Pennsylvania

April 11, 2006

--                                      F-2



                                          BICO, Inc.
                                         Balance Sheet
                                     at December 31, 2005


                                            ASSETS



CURRENT ASSETS
    Cash  and  equivalents                                                       $     2,882
    Other current assets                                                               5,562
                                                                                 -----------

TOTAL  CURRENT  ASSETS                                                                 8,444

FIXED ASSETS
     Furniture and equipment                                                           2,830
     Accumulated depreciation                                                         (1,225)
                                                                                 -----------

                     TOTAL  FIXED ASSETS                                               1,604

                     TOTAL ASSETS                                                $    10,049
                                                                                 ===========


                       LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)


CURRENT  LIABILITIES
    Accounts  payable                                                            $   538,306
                                                                                 -----------

                     TOTAL CURRENT LIABILITIES                                       538,306


STOCKHOLDERS'  EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share, authorized 250,000,000,000
    shares at Dec. 31,3,409,912standing, 34,099,118,372 at Dec. 31, 2005           3,409,912


    Convertible preferred stock, par value $.0001 per share, authorized
    150,000,000 shares is12,547 in series, outstanding 125,470,031 at December
    31, 2005                                                                          12,547
    Additional  paid-in  capital                                                  (2,955,301)
    Accumulated  deficit                                                            (995,415)
                                                                                 -----------

                     TOTAL  STOCKHOLDERS'  EQUITY (DEFICIENCY)                      (528,257)
                                                                                 -----------
                     TOTAL  LIABILITIES  AND
                         STOCKHOLDERS'  EQUITY (DEFICIENCY)                      $    10,049
                                                                                 ===========


               The accompanying note are an integral part of these statements.

                                             F-3

                                   BICO, Inc.

                            Statements of Operations



                                       Successor      Successor     Predecessor
                                      -----------    -----------    -----------
                                      January 1 to   December 8 to  January 1 to
                                      December 31,   December 31,   December 7,
                                         2005           2004           2004
                                      -----------    -----------    -----------

Revenues
   Net  sales                         $      --      $      --      $     7,500

Costs  and  expenses
   Cost  of  products  sold                  --             --             --
   General  and  administrative           918,031        195,229        496,355
                                      -----------    -----------    -----------
                                          918,031        195,229        496,355
                                      ===========    ===========    ===========
Loss from operations                     (918,031)      (195,229)      (488,855)
                                      ===========    ===========    ===========

 Other (income) and expense
   Settlement Gain                       (117,500)          --             --
   Forgiveness of debt                       --             --         (928,188)
   Interest income                           (119)          (226)          --
   Gain on sale of Diasense                  --             --         (264,773)
   Reorganization expense                    --             --        7,150,000
                                      -----------    -----------    -----------
                                         (117,619)          (226)     5,957,039
                                      -----------    -----------    -----------

Net Loss                                 (800,412)      (195,003)    (6,445,894)
                                      ===========    ===========    ===========

Loss  per  common  share  Basic:
   Net Loss                           $     (0.00)   $        (0.00)$     (0.00)
   Less: Preferred stock dividends          (0.00)            (0.00)      (0.00)
                                      -----------    -----------    -----------

Net loss attributable to
   common stockholders:               $     (0.00)   $        (0.00)$     (0.00)
                                      -----------    -----------    -----------

Loss  per  common  share  Diluted:
   Net Loss                                 (0.00)            (0.00)      (0.00)
                                      -----------    -----------    -----------
   Less: Preferred stock dividends          (0.00)            (0.00)      (0.00)
                                      -----------    -----------    -----------

   Net loss attributable to
   common stockholders:               $     (0.00)   $        (0.00)$     (0.00)
                                      ===========    ===========    ===========


        The accompanying note are an integral part of these statements.


                                               BICO, Inc.

                             Statement of Stockholders' Equity (Deficiency)



                                              Preferred Stock                    Common Stock
                                          Shares           Amount           Shares           Amount
                                      --------------   --------------   --------------   --------------
Predecessor:
Balance  at  December 31, 2003                  --     $         --      7,387,507,775   $  738,750,778
                                      --------------   --------------   --------------   --------------
Change in par value                             --               --               --       (736,014,027)
Net loss                                        --               --               --               --
Stock issued for services                       --               --      6,500,000,000          650,000
Fresh start adjustments                         --               --        -20,000,000       (2,000,000)
                                      --------------   --------------   --------------   --------------

Predecessor balance at December 7,
2004                                            --               --     13,867,507,775        1,386,751

Successor:
Preferred stock to cXc shareholders      125,470,031           12,547             --               --
Stock issued to creditors                       --               --     12,822,762,447        1,282,276
Issuance of common stock                        --               --      1,244,462,560          124,446
Net loss                                        --               --               --               --
                                      --------------   --------------   --------------   --------------
Balance at December 31, 2004             125,470,031           12,547   27,934,732,782        2,793,473


Stock issued to creditors                       --               --        791,533,590           79,153

Issuance of common stock                        --               --      5,372,852,000          537,285

Net loss                                        --               --               --               --
                                      --------------   --------------   --------------   --------------
Balance at December 31, 2005             125,470,031   $    12,547.00   34,099,118,372   $    3,409,912





                                         BICO, Inc.

                      Statement of Stockholders' Equity (Deficiency)
                                        (Continued)



                                        Additional
                                         Paid-in         Accumulated
                                         Capital           Deficit            Total
                                      --------------    --------------    --------------
Predecessor:
Balance  at  December 31, 2003        $ (468,788,830)   $ (277,852,641)   $   (7,890,693)
                                      --------------    --------------    --------------
Change in par value                      736,014,027              --                --
Net loss                                        --          (6,445,894)       (6,445,894)
Stock issued for services                  6,500,000              --           7,150,000
Fresh start adjustments                 (282,438,221)      284,298,535          (139,686)
                                      --------------    --------------    --------------

Predecessor balance at December 7,
2004                                      (8,713,024)             --          (7,326,273)

Successor:
Preferred stock to cXc shareholders           87,453              --             100,000
Stock issued to creditors                  5,586,548              --           6,868,824
Issuance of common stock                     375,554              --             500,000
Net loss                                        --            (195,003)         (195,003)
                                      --------------    --------------    --------------
Balance at December 31, 2004              (2,663,469)         (195,003)          (52,452)


Stock issued to creditors                     (8,082)             --              71,072

Issuance of common stock                    (283,750)             --             253,535

Net loss                                        --            (800,412)         (800,412)
                                      --------------    --------------    --------------
Balance at December 31, 2005          $   (2,955,301)   $     (995,415)   $     (528,257)


              The accompanying note are an integral part of these statements.

                                        F-5(Cont)


                                               BICO, Inc.
                                         Statement of Cash Flows


                                                              Successor     Successor      Predecessor
                                                             January 1 to  December 8 to   January 1 to
                                                             December 31,  December 31,    December 7,
                                                                 2005           2004           2004
                                                             -----------    -----------    -----------
Cash flows used by operating activities:
   Net income  (loss)                                        $  (800,412)   $  (195,003)   $(6,445,894)
   Adjustments  to  reconcile  net  loss  to  net
     cash  used  by  operating  activities :
      Depreciation                                                   943            282           --
      Unrelated investors' interest in subsidiaries                 --             --             --
      Stock issued in exchange for services                         --             --        7,150,000
      Decrease (increase) in  accounts  receivable                  --             --             --
      (Increase) decrease in  prepaid  expenses                      400           (532)        (5,400)
      Increase  (decrease)  in  accounts  payable                404,328         (5,585)        99,837
      Increase  (decrease) in other liabilities                     --             --       (1,285,276)
      Debt forgiveness                                              --             --             --
      assets held for sale                                          --             --         (184,773)
Gain on sale of assets held for sale                                --             --             --
                                                             -----------    -----------    -----------

          Net cash flow used by operating activities            (394,741)      (200,838)      (671,506)
                                                             -----------    -----------    -----------

Cash flows from investing activities:
  Purchase  of  property, plant and equipment                       --           (2,250)          (570)
  Purchase of exclusivity license                                   --             --         (100,000)
                                                             -----------    -----------    -----------
          Net cash provided (used) by investing activities          --           (2,250)      (100,570)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds  from  stock  offering                                324,607        250,000        250,000
  Proceeds from sale of cXc stock                                   --             --          100,000
                                                             -----------    -----------    -----------

         Net cash  provided  by  financing  activities           324,607        250,000        350,000
                                                             -----------    -----------    -----------

         Net  increase  (decrease)  in  cash                     (70,134)        46,912       (422,076)

Cash and cash equivalents, beginning of period                    73,016         26,104        448,180
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of period                     $     2,882    $    73,016    $    26,104
                                                             ===========    ===========    ===========


                    The accompanying note are an integral part of these statements.

                                                  F-6

                                   BICO, Inc.
                            Statements of Cash Flows
                                   (Continued)


                                                       Year ended December 31,
Supplemental Information:                                2005           2004
-------------------------

Interest paid                                             --             --

Supplemental schedule of non-cash
---------------------------------
investing and financing activities:
-----------------------------------


Reduction of Additional paid in capital
created by application of Fresh Start Accounting          --     $284,298,535

Write off of accumulated deficit as a result
 of Fresh Start Accounting                                --     $282,438,221

Change in par value of common stock                       --     $736,014,027

Change in Additional paid in capital as a result
 of change in par value of common stock                   --     $736,014,027

Settlement of liabilities through common stock
 issuance                                             $ 79,153   $  6,868,824

Preferred stock issued to cXc shareholders                --     $    100,000


        The accompanying note are an integral part of these statements.

BICO, Inc.

                          Notes to Financial Statements


NOTE A - BACKROUND AND ORGANIZATION

BICO, Inc. ("BICO") was incorporated in the Commonwealth of Pennsylvania in 1972 as Coratomic, Inc. Before closing down all operations in February 2003, the Company's primary business was the development of new devices and technologies, which included environmental and medical products. On March 18, 2003 the Company filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Western District of Pennsylvania. As part of the bankruptcy court supervised reorganization, all of the Company's existing operations were either sold or closed and all assets were liquidated to raise cash for expenses related to the bankruptcy and pay creditors. By the end of the reorganization the Company had no employees, no operations and no assets, all of its prior businesses were gone, as were the subsidiaries through which some of the Company's operations had been conducted.

The Company's plan of reorganization, as approved in the bankruptcy proceeding, called for BICO to merge with cXc Services, Inc., a privately held Delaware corporation formed in 2003 to introduce and commercialize a video webphone in the United States. This video webphone became the sole business of the Company. The material changes which occurred in the bankruptcy and the merger with cXc resulted in the Company completing its reorganization and exiting the bankruptcy proceeding as a startup business. cXc Services, Inc. ("CXC") was a start-up business at the time it merged into BICO, and had no sales or other source of revenue.

BICO entered a Joint Plan of Reorganization (the Plan) which was accepted by our creditors, and confirmed by the Bankruptcy Court on September 23, 2004 subject to our becoming current on our SEC reporting, which we did. Under the Plan, CXC merged into BICO and BICO was the surviving entity. BICO obtained 100% of the assets of CXC, including the exclusive distribution rights in North America to Amstrad's model E3 em@iler webphone and management expertise. In return, the shareholders of CXC received full voting, convertible Series M Preferred Stock in BICO. The preferred stock was convertible at a future date into an amount of common stock equal to 49.6% of the total authorized common stock by BICO, but did not provide CXC holders with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. In a related subsequent event, the board of directors and the holders of preferred stock approved a change in the conversion ratio by which the preferred stock would be exchanged for common stock and reduced the proportionate ownership of the Company they would hold on conversion from 49.6% of the total authorized common stock (an amount equal to 79.8% of the shares outstanding on a fully diluted basis at November 4, 2004, the merger date, including certain shares reserved for payment of services subsequent to our reorganization) to less than 1% of the total authorized common stock (an amount equal to 4.94% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date). The former shareholders of CXC now hold all three positions on the Board of Directors of BICO. BICO continues business operations as a publicly traded company with continuing limited infusions of capital from selling additional common shares and cash received from the settlement of certain claims during the first quarter of 2005.

CXC was a private company based in Dove Canyon, California. CXC was located by the Plan proponent, PHD Capital (PHD and CXC had no prior dealings). Neither CXC, nor any of its principals, had any prior dealings with BICO or its subsidiaries.

On March 30, 2005, BICO entered into a Settlement Agreement and Mutual General Releases with Kenneth F. Raznick, Chairman of the Board of Directors of BICO, Susan Raznick, Mr. Raznick's spouse, RFK Investments, LLC, a Michigan limited liability company wholly owned by Mr. Raznick, Richard M. Greenwood, Chief Executive Officer, President and member of the Board of Directors of BICO, Mark DiCamillo, Executive Vice President and Chief Operating Officer of BICO, Richard Rundles, Executive Vice President, Real Estate Distribution Development, John D. Hannesson, formerly Executive Vice President of Law and Administration of BICO, Perrin, Holden & Davenport Capital Corp., Jody Eisenman, principal of Perrin Holden & Davenport Capital, and Nelson Braff, principal of Perrin Holden & Davenport Capital.

The Settlement Agreement was entered into in connection with resolution of certain issues arising from the merger of CXC into BICO and funding for BICO subsequent to the merger. The Settlement Agreement provides for: (i) a reduction in the conversion ratio of the Series M Preferred Stock of BICO from one share of Series M Preferred Stock convertible into one thousand (1000) shares of common stock of BICO to one share of Series M Preferred Stock convertible in to thirteen and fifteen one-hundredths (13.15) shares of common stock of BICO; (ii) a cash payment to BICO from Mr. Raznick in the amount of $117,500; (iii) the resignation of Mr. Raznick as a member and Chairman of the Board of Directors of BICO; and (iv) various releases of claims among the parties.


NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP-7.

BICO, Inc. has raised $231,850 through private placement issuance of common stock during 2005 to support operations. The Company raised an additional $30,500 in the 1st quarter of 2006 to continue its operations. The Company's continued operation was and continues to be dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or a facility in place prior to the merger with J. P. Carey Asset Management and Perrin, Holden and Davenport Capital Corp. (PHD), to support its base-level ongoing monthly expenses, which were approximately $76,500, per month. BICO had planned on raising an estimated $8,000,000 necessary to implement its webphone business plan during 2005. This requirement consisted of $4,000,000 to support the acquisition of product, $2,000,000 to complete the infrastructure needed to support the installed webphone base, and approximately $2,000,000 to ensure the timely availability of next generation product.

The Company was not successful in securing the $8,000,000 necessary to launch the webphone business and abandoned all efforts to raise this working capital at the end of the 3rd quarter 2005. BICO management is now focused on supporting work towards closing a transaction in which the Company would acquire all of the outstanding shares of Vegas Wireless Entertainment, Inc.


Fresh Start Accounting

The Company implemented "fresh start" accounting and reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") upon its emergence from bankruptcy on December 7, 2004, the date of the final order by the Bankruptcy Court. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions. The accumulated deficit as of December 7, 2004 was eliminated. Although not required by SOP90-7 prior period operating results were presented to help explain the effects of "fresh start" accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 30,219,648,153 for the year ended December 31, 2005, 17,677,043,711 for the period ended December 31, 2004, 10,244,793,988 for the period ended December 7, 2004, and 7,357,012,122 for the year ended December 31, 2004. The net income (losses) attributable to common shareholders for the year ended December 31, 2005 was ($800,412). For the periods ended December 31, 2004 and December 7, 2004 the net income (losses) were ($195,229) and ($6,445,894) respectively.

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

No assets were sold in 2005.

In July 2004 the Company sold its equity and debt interest in subsidiary Diasense, Inc. to an unrelated party for $80,000 and recognized a net gain of $264,773 at that time.

NOTE D - BUSINESS SEGMENTS

The Company has only one segment which was focused in the areas of the sale of webphone Internet appliances.

NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors of the Company may issue up to 150,000,000 shares of preferred stock in series, which would have rights as determined by the Board.

In connection with the Company's reorganization under Chapter 11 BICO obtained 100% of the assets of CXC. In return, the former shareholders of CXC received full voting, convertible, Series M Preferred Stock in BICO. The preferred stock was convertible at a future date into an amount of common stock equal to 49.6% of the total authorized common stock by BICO, but did not provide CXC holders with any priority over the common shareholders upon liquidation, nor any dividend or disbursement priority. In a related subsequent event, the board of directors and the holders of preferred stock approved a change in the conversion ratio by which the preferred stock would be exchanged for common stock and reduced the proportionate ownership of the Company they would hold on conversion from 49.6% of the total authorized common stock (an amount equal to 79.8% of the shares outstanding on a fully diluted basis at November 4, 2004, the merger date, including certain shares reserved for payment of services subsequent to our reorganization) to less than 1% of the total authorized common stock (an amount equal to 4.94% of shares outstanding on a fully diluted basis at November 4, 2004, the merger date).

On February 20, 2006 the Company's board of directors authorized the immediate conversion of all Series M Preferred Stock into common stock at the prescribed conversion ratio of 13.15 shares of common stock for each share of Series M. There were 125,470,031 shares of Series M preferred outstanding and they have been converted into 33,017,438,658 shares of restricted common stock.

Common Stock

In accordance with BICO's reorganization under Chapter 11 the Company's authorized number of common stock shares was increased to 250 billion and the par value was amended to $.0001. Also, in accordance with the reorganization,
5.5 billion shares were issued to consultants for services related to reorganization and approximately 12.8 billion shares were issued to settle claims of former creditors and preferred shareholders.

During the period from January 1, 2005 through December 31, 2005 BICO issued 6,164,385,590 shares of its common stock. 5,251,798,246 shares were issued to raise $231,850 in new equity funds. 905,819,305 shares were issued to satisfy $96,296 in services related obligations. 6,768,039 shares were issued to satisfy previous employee obligations valued at $3,384.

NOTE F - INCOME TAXES

As of December 31, 2005, the Company had available approximately $165,000,000 of net operating loss carry-forwards for federal income tax purposes. These carry-forwards are available, subject to ownership change and other limitations, to offset future taxable income, and expire in tax years 2006 through 2024. The Company also has research and development credit carry-forwards available to offset federal income taxes of approximately $1,569,000, subject to ownership change and other limitations, expiring in tax years 2006 through 2021.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carry-forwards because of the uncertainty as to realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened. The recent bankruptcy disposed of all liabilities which predated the bankruptcy filing, and no new legal actions have arisen since.


Employment Agreements

BICO accepted pre-existing and approved employment contracts with cXc Services for Messrs. Greenwood, DiCamillo, Hannesson and Rundles. Each contract contained a provision that if the company was unable to make payments under each respective contract due to insufficient funds or the expectation of insufficient funds, the company was not obligated to make the payments but the company would be obliged to accrue any such missed payments and pay them when it could prudently do so. The Company notified the effected executives on January 27, 2005. It may not be able to make payments under their respective employment contracts. Mr. Hannesson terminated his employment by resigning effective March 11, 2005, but continued providing legal services. (see - NOTES H and J) As of February 22, 2006, the Company, with the approval of an independent shareholder committee, officially terminated the Employment Agreements with Messrs. Greenwood, DiCamillo and Rundles settling any back compensation that may have been owed through the issuance of shares of Common Stock. (See - NOTE J)


NOTE H - RELATED PARTY TRANSACTIONS

During 2005, the Company incurred expenses for legal services to John Hannesson, a former officer, Legal expenses were incurred in the amount of $90,000 to Mr. Hannesson's legal firm. The unpaid balance for this and other unpaid fees were settled through the issuance of shares of Common Stock. (See - NOTE J)

During 2004, the Company made payments and incurred expenses for services of certain members of its Board of Directors, Legal expenses were incurred in the amount of $51,571 to Mr. Hannesson's legal firm and network and server related expenses of $2,145 were incurred for services provided by Mr. DiCamillo. Also, Mr. Raznick and Mr. Greenwood were reimbursed for $62,000 and $9,648, respectively, for expenses incurred relative to legal, market research, office and other items.



NOTE I - SUBSEQUENT EVENT - VWE

On February 21, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Vegas Wireless Entertainment, Inc. ("Vegas Wireless" or "VWE").

VWE specializes in the creation and distribution of mobile gaming products. It intends to take advantage of the emerging market of mobile online gaming products which will allow a global audience, regardless of mobile service provider or handset manufacturer, to download and play a wide variety of popular casino style games, participate in online lotteries and sports betting. Certain mobile providers in the Asia Pacific region and Europe offer online gaming as a download option over their networks for a fee, however, no wagers in real currency can be placed on the game unlike current internet gaming sites accessed via PC based browsers. VWE has a gaming solution which embeds into a payment processing solution to facilitate real time game play and wagering.

Utilizing its programming platform, VWE will offer products in the following casino game category: Texas Hold'em, Blackjack, Roulette, Slots and Multi-Player Texas Hold'em. VWE intends to develop products in two additional categories, online lottery and placing bets on events like horse racing and global sporting events.

The VWE products will be offered under its own name and also in a `white label' B2B product line which will privately brand all applications. This will offer the over 1,800 worldwide online casinos a software solution to offer play on wireless handsets, without the need for their own development and IT maintenance staff.


NOTE J - SUBSEQUENT EVENT - ISSUANCE OF STOCK

Under the guidance of the Independent Shareholder Committee, on February 22, 2006 the Company and management agreed to terminate the Employment Agreements with Messrs. Greenwood, Rundles and DiCamillo settling any back compensation that may have been owed through the issuance of shares of Common Stock. In addition, Mr. Hannesson's legal firm agreed to be compensated with shares of Common Stock for payables owed for legal services covering the period from October 2004 to December 31, 2005. At this time, the Board of Directors also approved the issuance of shares as payment for Irvin Kebler's service as a Director covering the period from December 2004 through December 2005.

                             Total Payable        Common Shares Issued
----------------------- ------------------- --------------------------
Greenwood                         $105,000                300,000,000
DiCamillo                         $142,875                408,214,486
Rundles                           $ 87,923                251,208,371
Hannesson                         $ 94,907                271,162,171
Kebler                            $ 25,000                 71,428,571
                        ------------------- --------------------------
                                  $455,705              1,302,013,599
                        =================== ==========================


Mr. Hannesson agreed to accept shares of Common Stock in lieu of other unpaid fees and fees incurred in providing legal services related to the VWE transaction and was issued an additional 105,000,000 shares of Common Stock on February 28, 2006.



Item 8 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

None.


Item 8A - Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange
Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.


Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

---------------------------- -------- --------------------------------------------- -----------------------
Name                           Age                       Title                              Tenure
---------------------------- -------- --------------------------------------------- -----------------------
Richard Greenwood              58     Chairman & Secretary                          3/30/05 to date
                                      President                                     11/3/04 to date
                                      Acting Chief Financial Officer, Principal     11/30/04 to date
                                      Accounting Officer
---------------------------- -------- --------------------------------------------- -----------------------

Irvin E. Kebler                46     Director                                      11/3/04 to date
---------------------------- -------- --------------------------------------------- -----------------------

Mark DiCamillo                 50     Director                                      3/30/05 to date
                                      Executive V.P., Chief Operating Officer       11/3/04 to date
---------------------------- -------- --------------------------------------------- -----------------------

Richard Rundles                56     Executive V.P.                                11/3/04 to date
---------------------------- -------- --------------------------------------------- -----------------------

John Hannesson                 54     Executive V.P., Secretary                     11/3/04 - 3/11/05
---------------------------- -------- --------------------------------------------- -----------------------


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

                                       8

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

Richard Rundles: Executive Vice President, Business Development. Mr. Rundles has over 25 years of experience in corporate real estate and has held various senior-level management positions. Most recently, Rundles served as Executive Vice President and Chief Operating Officer at Predictive Data, Inc. where he successfully developed and introduced Deposit Saver, a new security deposit program for the Multi-Housing Industry. At Trammell Crow Company, Rundles served as Senior Vice President - West Region for their "Corporate Services" business practice. Prior to that, Rundles was the founder and CEO of Corporate Facilities Services, a full-service real estate services and development company acquired by Trammell Crow Company. Rundles also served as First Vice President and Division Head of Real Estate & Property Management at California Federal Bank. Rundles is on the Board of Directors for the National Association of Corporate Real Estate Executives - Los Angeles Chapter and the Advisory Council of the National Multi-Housing Council.


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


Audit Committee Information

BICO's Board of Directors does not have a separate Audit Committee. The entire Board acts as the Audit Committee. Messrs Greenwood, Kebler (independent director) and DiCamillo have extensive financial experience and each qualify as a financial expert as that term is defined in Item 401(e) of Regulation S-B of the Securities and Exchange Commission. BICO will seek additional qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the Audit committee and Compensation committee with be chaired by an independent director.


Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.



Item 10 - Executive Compensation

The following table sets forth all compensation earned during the last three years by its executive officers.

Name                                                Other                      Securities                 All other
And                                                 Annual      Restricted     Underlying      LTIP        Compen-
Principal                     Salary      Bonus     Compen-        Stock        Options/     Payouts       sation
                                                   sation($)
Position              Year     ($)         ($)                   Awards($)      SARs (#)         ($)          ($)


Richard M.            2005    168,000         0           0             0             0           0            0
Greenwood
President, CEO &
CFO
                      2004     40,000         0           0             0             0           0            0
(1)                   2003          0         0           0             0             0           0            0

Mark DiCamillo        2005    153,125         0           0             0             0           0            0
Executive Vice
President & COO
                      2004     36,458         0           0             0             0           0            0
(1)                   2003          0         0           0             0                         0            0

Richard L. Rundles    2005    131,250         0           0             0             0           0            0
Executive Vice
President, Sales
                      2004     31,250         0           0             0             0           0            0
                      2003          0         0           0             0                         0            0
(1)

John D. Hannesson     2005    106,509         0           0             0             0           0            0
Executive Vice
President, Admin &
Law, Secretary
(1) (2)               2004     29,167         0           0             0             0           0            0
                      2003          0         0           0             0             0           0            0


Notes:

     1.   Included in the 2005 salary for Mr. Greenwood, Mr. DiCamillo, Mr.
          Rundles, and Mr. Hannesson are accrued amounts of $105,000, $142,875, $87,923, and $94,907, respectively. Each individual has agreed to receive common stock of the company in settlement of the accrued payables. Further explanation and a table reflecting these amounts are discussed below.

     2. Mr. Hannesson provided certain organization and merger related legal services prior to becoming an executive of BICO, Inc. for which BICO compensated him $24,823.88 for those services. Mr. Hannesson resigned as an officer in March, 2005 and was retained as outside counsel to the Company from April 1, 2005 under an engagement agreement providing for payment of a monthly retainer of $10,000 plus expenses


No Option/SAR grants or exercises or Long-Term Incentive Plan awards or exercises to or by any director, officer or employee occurred in the fiscal year ended December 31, 2005.

BICO accepted pre-existing and employment contracts with cXc Services for Messrs. Greenwood, DiCamillo, Hannesson and Rundles. Each contract contained a provision that if the Company was unable to make payments under the contracts due to insufficient funds or the expectation of insufficient funds the Company was not obligated to make the payments but the Company would be obliged to accrue any such missed payments and pay them when it could prudently do so. The
Company notified all executives on January 27, 2005 that it may not be able to make payments under the employment contracts. As of February 22, 2006, with the approval of an independent committee of shareholders, the Company terminated the employment agreements with all members of management, and Mr. Greenwood and Mr.
DiCamillo have continued to serve without compensation. In consideration for the waiver of any claims against the Company for compensation, shares of common stock were issued to each person named below in the amount shown below (See -
Compensation Table and its Note 1). In addition, an award of common stock was

                                       11

granted to Mr. Irvin Kebler for his service as a director. In addition to the shares set forth in the table below, 105,000,000 shares were issued to Mr. John Hannesson on February 28, 2006 in lieu of payment for other unpaid legal fees and in consideration of his performing additional legal services. (See - NOTE J in Subsequent Events)


                             Total Payable      Common Shares Issued
---------------------------------------------------------------------

Greenwood                         $105,000               300,000,000
DiCamillo                         $142,875               408,214,486
Rundles                           $ 87,923               251,208,371
Hannesson                         $ 94,907               271,162,171
Kebler                            $ 25,000                71,428,571
                        ---------------------------------------------

                                  $455,705             1,302,013,599
                        =============================================



Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 30, 2006 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.


                                                   Beneficial       Percentage
         Name                                      Ownership         of Class
         -----------------------------------------------------------------------

         Common Stock

            Jody Eisenman                          2,388,262,408           6.36%
            Nelson Braff                           2,367,000,000           6.30%
            Irvin Kebler                             120,926,499           0.32%
            Richard M. Greenwood                     431,994,473           1.14%
            Mark DiCamillo                           507,210,340           1.34%
            Richard L. Rundles                       317,205,607           0.84%
            John D. Hannesson                        409,160,789           1.08%
            All directors/officers as a group      1,738,640,566           4.73%



Item 12.  Certain Relationships and Related Transactions

See Notes to Financial Statements Note H

Item 13 - Exhibits

     ------- -------------------------------------------------------------------
     3(a) Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(b) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(c) Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(d) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(e) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 17, 1981 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(f) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on January 27, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(g) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 22, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(h) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1985 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(i) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1986 (filed with Form S-1 Registration Statement filed December 1, 1992)
     ------- -------------------------------------------------------------------
     3(j) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on December 28, 1992 (filed with Amendment No. 1 to Form S-1 Registration Statement filed February 8, 1993)
     ------- -------------------------------------------------------------------
     3(k)

Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 7, 2000 (filed with Form 10-K for the fiscal year ended December 31, 1999)

     ------- -------------------------------------------------------------------
     3(l) Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 14, 2000 (filed with Form S-1 Registration Statement filed July 9, 2001)
     ------- -------------------------------------------------------------------
     3(m)      Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on
               November 30, 2001 (filed with Form 10-K for the fiscal year ended
               December 31, 2001)
     ------- -------------------------------------------------------------------
     3.(n)     Amended and Restated Articles of Incorporation of BICO, Inc. as
               filed with the Secretary of State of the Commonwealth of
               Pennsylvania (filed with Form 8-K filed November 12, 2004)
     ------- -------------------------------------------------------------------
     3.(o)     Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania
               (filed with Form 8-K filed November 12, 2004)
     ------- -------------------------------------------------------------------
     3(p)      By-Laws of BICO (as filed with Form 8K/A filed November 11, 2004)
     ------- -------------------------------------------------------------------
     3(q)      Joint Second Amended Plan of Reorganization dated August 3, 2004
               (filed with Form 8-K filed November 12, 2004)

     ------- -------------------------------------------------------------------
     3(r) Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004 (filed with Form 8-K filed November 12, 2004)
     ------- -------------------------------------------------------------------
     3(s) Amended and Restated Certificate of Designation for Series M Preferred (filed with Form 8-K March 30, 2005)
     ------- -------------------------------------------------------------------

     ------- -------------------------------------------------------------------
     10        Material Contracts
     ------- -------------------------------------------------------------------
     10(a)     Employment Agreement with Richard M. Greenwood dated October 1,
               2004 (filed with Form 10-KSB filed May 23, 2005)

     ------- -------------------------------------------------------------------
     10(b) Employment Agreement with Mark DiCamillo dated October 1, 2004 (filed with Form 10-KSB filed May 23, 2005)
     ------- -------------------------------------------------------------------
     10(c) Policy Statement on Business Ethics and Conflicts of Interest (filed with Form 10-KSB filed May 23, 2005)
     ---------- ----------------------------------------------------------------
     10(d) Settlement Agreement and Releases among the Company, former chairman and other officers and directors (as filed with Form 8-K on April 4, 2005)
     ---------- ----------------------------------------------------------------
     31.1 Certification of Chief Executive Officer Under Section 302 (filed herewith)
     ------- -------------------------------------------------------------------
     31.2 Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 302 (filed herewith)
     ------- -------------------------------------------------------------------
     32.1 Certification of Chief Executive Officer Under Section 906 (filed herewith)
     ------- -------------------------------------------------------------------
     32.2 Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 906 (filed herewith)
     ------- -------------------------------------------------------------------


Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2005 and 2004:


                                         DECEMBER 31, 2005     DECEMBER 31, 2004
                                         ---------------------------------------


              1.  Audit Fees              $    10,000.00         $    25,728.00

              2.  Audit Related Fees                0.00                   0.00

              3.  Tax Fees                          0.00                   0.00

              4.  All Other Fees                    0.00                   0.00
                                         ---------------------------------------

              Total Fees                  $    10,000.00         $    25,728.00



Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Backa Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2005 audit fees will be paid in 2006

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005, 2004 or 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BICO, INC.




Signature                         Title                              Date
---------                         -----                              ----


/s/  Richard M. Greenwood         Chief Executive Officer;       April 13, 2006
-----------------------------     President; Acting
     Richard M. Greenwood         Chairman of the Board;
                                  Director; and acting
                                  Chief Financial Officer and
                                  Principal Accounting Officer





/s/                               Director                       April ___, 2006
-----------------------------
     Irvin E. Kebler






/s/  Mark DiCamillo               Director; Executive V.P.;      April 13, 2006
-----------------------------     Chief Operating Officer
     Mark DiCamillo