Form 10QSB
period 2006-03-31
BICO INC/PA
filed 2006-05-15
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 15, 2006: $7,461,213

Common Stock, $.0001 par value -- $3,730,606

As of May 15, 2006, there were 37,306,062,879 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 8

                                Table of Contents



Part I FINANCIAL INFORMATION.................................................1
   Item 1. Financial Statements..............................................1
      1.1 Balance Sheets.....................................................2
      1.2 Statements of Operations...........................................3
      1.3 Statements of Cash Flow............................................4
      Notes to Financial Statements..........................................5
   Item 2. Management Discussion and Analysis................................6
      2.1 Overview...........................................................6
      2.2 Results of Operations..............................................7
      2.3 Liquidity and Capital Resources....................................7
      2.4 Stock Listing......................................................7
   Item 3. Controls and Procedures...........................................7
Part II OTHER INFORMATION....................................................8
   Item 1. Legal Proceedings.................................................8
   Item 2. Changes in Securities.............................................8
   Item 3. Defaults Upon Senior Securities...................................8
   Item 4. Submission of Matters to a Vote of Security Holders...............8
   Item 5. Other Information.................................................8
   Item 6. Exhibits..........................................................8

Part I FINANCIAL INFORMATION


Item 1. Financial Statements

The Company emerged from almost 12 months in Chapter 11 bankruptcy on December 7, 2004 ("Effective Date"), reorganized as a new business. Upon emergence from bankruptcy on the Effective Date, BICO adopted "fresh start" accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities.



1.1 Balance Sheet

                                         BICO, Inc.
                                       Balance Sheets



                                                         Mar 31, 2006      December 31, 2005
                                                           UNAUDITED

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $            259    $          2,882
    Other current assets                                               0               5,562

                                                        ----------------    ----------------
TOTAL CURRENT  ASSETS                                                259               8,444

FIXED ASSETS
     Furniture and equipment                                           0               2,830
     Accumulated depreciation                                          0              (1,225)

                                                        ----------------    ----------------
                 TOTAL FIXED ASSETS                                    0               1,605

                 TOTAL  ASSETS                          $            259    $         10,049
                                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $         81,803    $        538,306

                                                        ----------------    ----------------
                 TOTAL  CURRENT LIABILITIES                       81,803             538,306

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share,
    authorized 250,000,000,000 shares:
         issued and outstanding at March 31,2006;
                                                                              37,306,062,879
         issued and outstanding at December
        31,2005; 34,099,118,372                                3,730,606           3,409,912
    Convertible preferred stock, par value $.0001
    per share, authorized 150,000,000
    shares issuable in series:
        issued and outstanding at March 31, 2006; 0
        issued and outstanding at December, 31, 2005:
                                          125,470,031                  0              12,547
     Additional  paid-in  capital                             (2,756,146)         (2,955,301)
     Accumulated  deficit                                     (1,056,004)           (995,415)
                                                        ----------------    ----------------


                 TOTAL  STOCKHOLDERS'  EQUITY
           (DEFICIENCY)                                          (81,544)           (528,257)
                                                        ----------------    ----------------

                 TOTAL  LIABILITIES  AND
                 STOCKHOLDERS'  EQUITY
              (DEFICIENCY)                              $            259    $         10,049
                                                        ================    ================



1.2 Statement of Operations

                                   BICO, Inc.
                            Statements of Operations
                                    UNAUDITED



                                                         For the 3 months
                                                          ended March 31


                                                       2006            2005


Revenues                                            $       0       $       0


Costs and  expenses
   General and  administrative                         60,593         140,667
                                                    ---------       ---------
                                                       60,593         140,667
                                                    ---------       ---------
Loss from operations                                  (60,593)       (140,667)

Other income
   Settlement with Former Director                       --           117,500
   Interest income                                          3              59
                                                    ---------       ---------
Total Other Income                                          3         117,559
                                                    ---------       ---------

Net  Loss                                           $ (60,590)      $ (23,108)
                                                    =========       =========

Loss per  common  share - Basic:
      Net Loss                                      $   (0.00)          (0.00)
      Less: Preferred stock dividends                   (0.00)          (0.00)
                                                    ---------       ---------

      Net loss attributable to
             common stockholders:                   $   (0.00)      $   (0.00)
                                                    =========       =========

   Loss per  common  share -
Diluted:
      Net Loss                                          (0.00)          (0.00)
      Less: Preferred stock dividends                   (0.00)          (0.00)
                                                    ---------       ---------

Net loss attributable to
             common stockholders:                   $   (0.00)      $   (0.00)
                                                    =========       =========



1.3 Statement of Cash Flow



                                     BICO, Inc.
                               Statements of Cash Flow
                                      UNAUDITED


                                                                  For the3 months
                                                                   ended March 31

                                                                 2006         2005


Cash flows used by operating activities:
    Net income (loss)                                         $ (60,590)   $ (23,108)
Adjustments  to  reconcile  net  loss  to  net
cash  used  by  operating  activities :
         Loss on disposal of assets                               1,370            0
        Depreciation                                                235          237
         (Increase)/Decrease in other current assets              5,562       (7,500)
      Increase/(Decrease) in accounts payable and accrued
      expenses                                                   19,202        7,131
Other Adjustments                                                  --           --
                                                              ---------    ---------
          Net cash flow used by operating activities            (34,221)     (23,240)

Cash  flows  from  investing  activities:                          --           --
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds  from  stock  offering                                31,598       21,685
                                                              ---------    ---------

         Net cash  provided (used) by financing  activities      31,598       21,685

                                                              ---------    ---------
         Net  decrease  in  cash                                 (2,623)      (1,555)

Cash and cash equivalents, beginning of period                    2,882       73,016
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $     259    $  71,461
                                                              =========    =========


Non-cash investing and financing activity
       Stock issued to reduce accounts payable                $ 475,705




Notes to Financial Statements

1. Description of Business

Upon emerging from bankruptcy, BICO focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. It sought to be a provider of content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. Much like a magazine publication sells advertising space based on its circulation and readership, the BICO WebPhone business was to rely on generating advertising revenue from merchants and service providers who place ads on the screen of the WebPhone.

Beginning with the 4th quarter 2005, the board of directors directed the Company's management to begin searching for a merger partner with a business possessing greater potential to add value to shareholders.

On February 21, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Vegas Wireless Entertainment, Inc. "Vegas Wireless" or "VWE". Vegas Wireless specializes in the creation and distribution of mobile entertainment software products. VWE software allows consumers, regardless of service provider or handset manufacturer, to download and play a wide variety of popular casino style games, as well as participate in mobile lotteries and sports betting. It was anticipated that upon the completion of the acquisition of VWE, that the Company would adopt the creation and distribution of mobile entertainment software products as its primary business.

On May 9, 2006 the Company was formally notified by VWE that it would not complete the agreed upon transaction due to unexpected tax treatment of the transaction for the selling shareholders of VWE under Canadian tax law.

The Company or its representatives are aware of other potential merger partners. We have identified a number of such opportunities, and have initiated discussions with those entities. However no assurances can be made that such a transaction will be successfully concluded.

2. Basis of Presentation

This 10QSB has been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

Going Concern Basis

At December 31, 2005, and for the fiscal year then ended, we had a net loss and negative working capital, which raised substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. None of these are likely without the consummation of a transaction with a merger partner. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Stockholders' Equity

On February 20, 2006, the Company approved a plan of recapitalization under which it converted all of the outstanding shares of Series M Preferred Stock into common stock. Each share of Series M Preferred was converted into 13.15 shares of common stock. As a result of the transaction, the former Series M Preferred Stock was reduced by $12,547 for the 125,470,031 shares outstanding that were converted. In addition, common stock increased by $164,993 for the 1,649,930,908 shares issued, and additional paid in capital decreased by $152,446.

Also during the quarter ended March 31, 2006, the Company issued 1,335,585,028 and 71,428,571 shares of common stock for payment of compensation expenses amounting to $450,705 that had been accrued prior to December 31, 2005 and $25,000 that was accrued in the 1st Quarter 2006, respectively.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 34,849,218,589 for the quarter ended March 31, 2006 and 27,934,732,782 for the quarter ended March 31, 2005. The net loss attributable to common shareholders for the three month periods ended March 31, 2006 was $(60,590) compared with a loss of $(23,108) for the period ending March 31, 2005. The results for March 31, 2005 include a one time settlement payment from a former director of $117,500.

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


Item 2. Management Discussion and Analysis

2.1 Overview

Through September 30, 2005, BICO focused on becoming both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. BICO's Internet appliances would have delivered content and other fee-based services to the consumer end-user.

Beginning with the 4th quarter 2005, the board of directors directed the Company's management to begin searching for a merger partner with a business possessing greater potential to add value to shareholders. On February 21, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Vegas Wireless Entertainment, Inc. (VWE).

However, as a subsequent event, on May 9, 2006 the Company was formally notified by VWE it would not be able to complete the agreed upon transaction due to unexpected tax consequences to the selling shareholders of VWE under Canadian tax law.

The Company continues to actively explore other alternatives to fund operations and preserve shareholder value rather than liquidating. The most likely of these alternatives remains to seek a merger partner with a profitable operating business which would be acquired by the Company in a reverse merger.

The Company or its representatives aware of other potential merger partners and have initiated discussions with those entities. However no assurances can be made such a transaction will be successfully concluded.


2.2 Results of Operations

The Company reported a loss of $(60,590) for the first three months of 2006 compared with a loss of $(23,108) for the period ending March 31, 2005. The results for March 31, 2005 include a one time settlement payment from a former director of $117,500. For the first three months of 2006 the weighted average shares used to calculate the loss per share amounted to 34,849,218,589 and 27,934,732,782 for the first three months of 2005. Expenses were $60,593 during the first quarter, which was primarily labor costs, accounting fees and asset write-offs, compared to expenses of $140,667 in the first quarter of 2005.

The first quarter 2006 cash requirements were offset by $31,598 in proceeds from the sale of common stock.

Accounts Payable and accrued expenses of $81,803 include approximately $22,000 in prior taxes and related costs, about $46,000 to the company's stock transfer agents, approximately $5,700 in legal/compliance services fees and just over $5,500 for accounting services.

2.3 Liquidity and Capital Resources

BICO, Inc. is a start-up company and does not yet generate any revenue. During the first quarter funds to support operations came primarily from the cash it had on hand at the beginning of the quarter ($2,882) and the sale of common stock ($31,598). The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

As of March 31, 2006, the most likely alternative continues to be a merger partner with a profitable operating business which would be acquired by the Company in a reverse merger.

2.4 Stock Listing

The Company's shares are currently traded on the NASDAQ bulletin board.

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

None


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits


           31.1 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Executive Officer.

           31.2 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Financial Officer

           32.1 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Executive Officer

           32.2 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BICO, INC.



May 15, 2006                              /s/  Richard M. Greenwood
                                          -----------------------------------
                                               Richard M. Greenwood
                                               Chief Executive Officer;
                                               Chairman of the Board; and
                                               acting Chief Financial Officer
                                               and Principal Accounting Officer