Form 10QSB
period 2006-06-30
BICO INC/PA
filed 2006-08-18
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2006

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


         Registrant's telephone number, including area code 949-466-4154

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 9, 2006: $7,614,069

Common Stock, $.0001 par value -- $3,807,034

As of August 9, 2006, there were 38,070,343,182 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 9

                                Table of Contents



Part I FINANCIAL INFORMATION.................................................1
   Item 1. Financial Statements..............................................1
      1.1 Balance Sheets.....................................................2
      1.2 Statements of Operations...........................................3
      1.3 Statements of Cash Flow............................................4
      Notes to Financial Statements..........................................5
   Item 2. Management Discussion and Analysis................................7
      2.1 Overview...........................................................7
      2.2 Results of Operations..............................................7
      2.3 Liquidity and Capital Resources....................................8
      2.4 Stock Listing......................................................8
   Item 3. Controls and Procedures...........................................8
Part II OTHER INFORMATION....................................................9
   Item 1. Legal Proceedings.................................................9
   Item 2. Changes in Securities.............................................9
   Item 3. Defaults Upon Senior Securities...................................9
   Item 4. Submission of Matters to a Vote of Security Holders...............9
   Item 5. Other Information.................................................9
   Item 6. Exhibits..........................................................9

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



1.1 Balance Sheet


                                          BICO, Inc.
                                        Balance Sheets



                                                          Jun 30, 2006      December 31, 2005
                                                            UNAUDITED

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $         10,459    $          2,882
    Other current assets                                               0               5,562

                                                        ----------------    ----------------
TOTAL CURRENT  ASSETS                                             10,459               8,444

FIXED ASSETS
     Furniture and equipment                                           0               2,830
     Accumulated depreciation                                          0              (1,225)

                                                        ----------------    ----------------
                 TOTAL FIXED ASSETS                                    0               1,605

                 TOTAL  ASSETS                          $         10,459    $         10,049
                                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $         67,209    $        538,306

                                                        ----------------    ----------------

                 TOTAL  CURRENT LIABILITIES                       67,209             538,306

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share,
    authorized 250,000,000,000 shares:
         issued and outstanding at June 30,2006;
         37,620,343,182
         issued and outstanding at December
         31,2005; 34,099,118,372                               3,762,034           3,409,912
    Convertible preferred stock, par value $.0001
    per share, authorized 150,000,000
    shares issuable in series:
        issued and outstanding at June 30, 2006; 0
        issued and outstanding at December, 31, 2005:
        125,470,031                                                    0              12,547
     Additional  paid-in  capital                             (2,692,729)         (2,955,301)
     Accumulated  deficit                                     (1,126,055)           (995,415)
                                                        ----------------    ----------------

                 TOTAL  STOCKHOLDERS'  EQUITY
           (DEFICIENCY)                                          (56,750)           (528,257)
                                                        ----------------    ----------------

                 TOTAL  LIABILITIES  AND
                 STOCKHOLDERS'  EQUITY
              (DEFICIENCY)                              $         10,459    $         10,049
                                                        ================    ================

                                               2



1.2 Statement of Operations


                                        BICO, Inc.
                                 Statements of Operations
                                         UNAUDITED



                                           For the 6 months          For the 3 months
                                            ended June 30             ended June 30

                                          2006         2005         2006          2005
Revenues
Net sales                               $       0    $       0    $       0    $       0

Costs and  expenses
   General and  administrative            130,647      444,579       70,054      303,912
                                        ---------    ---------    ---------    ---------
                                          130,647      444,579       70,054      303,912
                                        ---------    ---------    ---------    ---------
Loss from operations                     (130,647)    (444,579)     (70,054)    (303,912)

Other income
   Settlement with Former Director                     117,500
Interest income                                 6           88            3           29
                                        ---------    ---------    ---------    ---------
Total Other Income                              6      117,588            3           29
                                        ---------    ---------    ---------    ---------

Net  income (loss)                      $(130,641)   $(326,991)   $ (70,051)   $(303,883)
                                        =========    =========    =========    =========

Loss per  common  share -
Basic:
      Net Loss                          $   (0.00)   $   (0.00)       (0.00)       (0.00)
      Less: Preferred stock dividends       (0.00)       (0.00)       (0.00)       (0.00)
                                        ---------    ---------    ---------    ---------

      Net loss attributable to
             common stockholders:       $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                        =========    =========    =========    =========

   Loss per  common  share -
Diluted:
      Net Loss                              (0.00)       (0.00)       (0.00)       (0.00)
      Less: Preferred stock dividends       (0.00)       (0.00)       (0.00)       (0.00)
                                        ---------    ---------    ---------    ---------

Net loss attributable to
             common stockholders:       $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                        =========    =========    =========    =========

                                             3



1.3 Statements of Cash Flow


                                         BICO, Inc.
                                   Statement of Cash Flows
                                          UNAUDITED



                                              For the 6 months           For the 3 months
                                                ended June 30              ended June 30

                                              2006        2005          2006         2005

Cash flows used by operating
activities:
   Net (loss)                              $(130,641)   $(326,991)   $ (70,051)   $(303,883)
Adjustments  to  reconcile  net  loss to
net cash used by operating activities:
      Decrease in other current assets         5,562         --           --           --
      Depreciation                               235          472         --            236
      Loss on disposal of assets               1,370         --           --           --
      Increase/(decrease) in  accounts
      payable and accrued expenses             4,608      143,512      (14,594)     143,880

                                           ---------    ---------    ---------    ---------
        Net cash flow used by operating
activities                                  (118,866)    (183,007)     (84,645)    (159,767)
                                           ---------    ---------    ---------    ---------

Cash flows from investing activities:           --           --           --           --
                                           ---------    ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from stock offering               126,443      136,685       94,845      115,000
                                           ---------    ---------    ---------    ---------
        Net cash provided (used) by
financing activities                         126,443      136,685       94,845      115,000

                                           ---------    ---------    ---------    ---------
        Net increase/(decrease) in cash        7,577      (46,322)      10,200      (44,767)


Cash and cash equivalents, beginning
of period                                      2,882       73,016          259       71,461
                                           ---------    ---------    ---------    ---------

Cash and cash equivalents, end of
period                                     $  10,459    $  26,694    $  10,459    $  26,694
                                           =========    =========    =========    =========

Non-cash investing and financing
activity
  Stock issued to reduce accounts
payable                                    $ 475,705

                                              4

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

On May 24, 2006 the Company signed a letter of intent to acquire MobiClear, Ltd. MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing to $20 billion annually. MobiClear's answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

On July 1, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of MobiClear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006 the Company conducted a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear, on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.


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


Stockholders' Equity

During the quarter ending June 30, 2006, the Company issued 1,314,280,303 common shares to raise approximately $94,845. In addition, at June 30, 2006 the Company adjusted its shares previously stated as outstanding by reducing shares outstanding by 1,000,000,000 common shares to correct for shares incorrectly carried as issued due to an erroneous accounting understanding arising after the Company's initial emergence from bankruptcy. Therefore, the net increase in shares outstanding during the quarter ended June 30, 2006 was 314,280,303. Also during the first half, the Company issued 1,335,585,028 and 71,428,571 shares of common stock for payment of compensation expenses amounting to $450,705 that had been accrued prior to December 31, 2005 and $25,000 that was accrued in the 1st Quarter 2006, respectively.

As a subsequent event, on August 11, 2006 the Company implemented a reverse split of its commons stock issued and outstanding as of that date at a ratio of 1 for 1,500 shares. 38,070,343,181 shares outstanding was the basis used for the reverse split. Partial shares were rounded up to the nearest whole share. The Company's stock symbol was also changed from BIKO to the new symbol BICN, with the Company's shares continuing to trade on the NASDAQ bulletin board over the counter market.


Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. After giving affect the incorrectly carried shares reference above, the weighted average shares used to calculate the loss per share amounted to 36,077,876,031 (36,580,638,462 prior to the adjustment) for the quarter ended June 30, 2006 and 28,231,933,481 for the quarter ended June 30, 2005. The net loss attributable to common shareholders for the three month periods ended June 30, 2006 was $(70,050) compared with a loss of $(303,883) for the period ending June 30, 2005. The net loss attributed to common shareholders for the first half of 2006 was $(130,641) as compared to the net loss of $ (326,991) for the first half of 2005.

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

Beginning with the 4th quarter 2005, the board of directors directed the Company's management to begin searching for a merger partner with a business possessing greater potential to add value to shareholders. On February 21, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Vegas Wireless Entertainment, Inc. (VWE). However, on May 9, 2006 the Company was formally notified by VWE it would not be able to complete the agreed upon transaction due to unexpected tax consequences to the selling shareholders of VWE under Canadian tax law.

On May 24, 2006 the Company signed a letter of intent to acquire MobiClear, Ltd. MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing to $20 billion annually. MobiClear's answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn facilitates both e-trade and invoice payment online.

On July 1, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of MobiClear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, the Company conducted a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear on August 14, 2006, the delivery of secure debit/credit card verification services became its primary business.


2.2 Results of Operations

The Company reported a loss of $(70,050) for the second three months of 2006 compared with a loss of $(303,883) for the period ending June 30, 2005. For the second three months of 2006 after giving affect the incorrectly carried shares reference above, the weighted average shares used to calculate the loss per share amounted to 36,077,876,031 (36,580,638,462 prior to the adjustment) and 28,231,933,481 for the second three months of 2005. The Company reported a loss the first half of 2006 of $(130,640) as compared to the net loss of $ (326,991) for the first half of 2005. Expenses were $70,054 during the second quarter, which was primarily legal costs and accounting fees, compared to expenses of $303,912 in the second quarter of 2005. Expenses for the first half of 2006 were $130,646 compared with expenses of $444,579 for the first half of 2005.

The second quarter 2006 cash requirements were offset by $94,845 in proceeds from the sale of common stock.

For the period, the Company reported accounts payable and accrued expenses of $67,209 include approximately $22,000 in prior taxes and related costs, about $40,000 owed to the company's previous stock transfer agents, approximately $1,200 in legal/compliance services fees, and just over $2,000 for accounting services.

2.3 Liquidity and Capital Resources

BICO, Inc. is a start-up company and does not yet generate any revenue. During the second quarter funds to support operations came primarily from the cash it had on hand at the beginning of the quarter ($259) and the sale of common stock ($94,845). During the second quarter, BICO secured two short term bridge loans for $25,000 and $13,250 from VWE. Before the close of the period, the Company repaid these loans and the interest due through the issuance of common stock. The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

MobiClear Limited is a development stage company and does not yet generate any revenue. As of August 14, 2006, the consummation of the merger with BICO, MobiClear did not have any cash or cash equivalents. Thus, BICO is in immediate need of equity or debt financing in order to continue operations and execute its business plans. Management estimates that the Company will require at least $500,000 in order to implement its business plans for the next two quarters. There can be no assurance that the Company will raise the required funds.

2.4 Stock Listing

The Company's shares are currently traded on the NASDAQ bulletin board.

Effective August 11, 2006 the Company implemented a reverse split of its commons stock issued and outstanding as of that date at a ratio of 1 for 1,500 shares. Partial shares were rounded up to the nearest whole share. The Company's shares continue to trade over the NASDAQ bulletin board over the counter market with the new symbol BICN.

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

BICO, INC.


Signature                                  Title                      Date
---------                                  -----                      ----


/s/  Lim Wong                     Chief Executive Officer;       August 18, 2006
-----------------------------     Chairman of the Board;
     Lim Wong                     and acting
                                  Chief Financial Officer and
                                  Principal Accounting Officer