Form 10QSB
period 2006-09-30
MOBICLEAR INC.
filed 2006-12-06
CIK 225211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2006

                         Commission file number 0-10822

                                 Mobiclear, Inc.
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2006: $ 4,318,123.

Common Stock, $.0001 par value -- $33,216.

As of November 30, 2006, there were 332,163,346 shares of common stock, par value $.0001 per share, issued and outstanding.

Exhibit index is located on page 11

                                Table of Contents



Part I FINANCIAL INFORMATION..................................................1
   Item 1. Financial Statements...............................................1
      1.1 Consolidated Balance Sheet..........................................2
      1.2 Consolidated Statements of Operations...............................3
      1.3 Consolidated Statements of Cash Flow................................4
      Notes to Financial Statements...........................................5
   Item 2. Management Discussion and Analysis.................................8
      2.1 Overview............................................................8
      2.2 Results of Operations...............................................9
      2.3 Liquidity and Capital Resources....................................10
      2.4 Stock Listing......................................................10
   Item 3. Controls and Procedures...........................................10
Part II OTHER INFORMATION....................................................11
   Item 1. Legal Proceedings.................................................11
   Item 2. Changes in Securities.............................................11
   Item 3. Defaults Upon Senior Securities...................................11
   Item 4. Submission of Matters to a Vote of Security Holders...............11
   Item 5. Other Information.................................................11
   Item 6. Exhibits..........................................................11

                          Part I FINANCIAL INFORMATION


Item 1. Financial Statements

The predecessor Company emerged from almost 12 months in Chapter 11 bankruptcy on December 7, 2004 ("Effective Date"), reorganized as a new business. Upon emergence from bankruptcy on the Effective Date, the Company adopted "fresh start" accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities.

1.1 Balance Sheet


                  Mobiclear, Inc. (a development stage company)
                           Consolidated Balance Sheet



                                                                    Sep 30, 2006
                                                                      UNAUDITED
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $    12,083
    Other current assets                                                  7,213

                                                                    -----------
TOTAL CURRENT  ASSETS                                                    19,296

FIXED ASSETS
     Furniture and equipment                                                  0
     Accumulated depreciation                                                 0
     Intangible Assets                                                        0
                                                                    -----------
                 TOTAL FIXED ASSETS                                           0

                 TOTAL  ASSETS                                      $    19,296
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Accounts payable                                               $ 1,860,140
     Accrued expenses                                                   238,818

                                                                    -----------
                 TOTAL  CURRENT LIABILITIES                           2,098,958

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share,
    authorized 250,000,000,000 shares:
         issued and outstanding at September 30,2006;
         277,593,565                                                     27,759
     Additional  paid-in  capital                                       487,338
     Accumulated  deficit                                            (2,559,051)
     Accumulated other comprehensive loss                               (35,708)
                                                                    -----------

                 TOTAL  STOCKHOLDERS'  EQUITY
                 (DEFICIENCY)                                        (2,079,662)
                                                                    -----------

                 TOTAL  LIABILITIES  AND
                 STOCKHOLDERS'  EQUITY
                 (DEFICIENCY)                                       $    19,296
                                                                    ===========



1.2 Consolidated Statements of Operations


                                 Mobiclear, Inc. (a development stage company)
                                     Consolidated Statements of Operations
                                                   UNAUDITED



                                 From Inception         For the 9 months                For the 3 months
                                  (December 5,            ended Sep 30                    ended Sep 30
                                     2005)
                                   to Sep 30

                                     2006             2006            2005           2006            2005

Revenues
Net sales                         $          0    $          0            --     $          0            --

Costs and  expenses
   General and  administrative       2,563,731       2,536,095            --          866,249            --
                                  ------------    ------------    ------------   ------------    ------------
                                     2,563,731       2,536,095            --          866,249            --
                                  ------------    ------------    ------------   ------------    ------------
Loss from operations                (2,563,731)     (2,536,095)           --         (866,249)           --

Other income                             4,676           4,676            --            4,676            --
Interest income                              4               4            --                4            --
                                  ------------    ------------    ------------   ------------    ------------
Total Other Income                       4,680           4,680            --            4,680            --
                                  ------------    ------------    ------------   ------------    ------------

Net  income (loss)  (single
underline)                          (2,559,051)     (2,531,415)           --         (861,569)           --
                                  ============    ============    ============   ============    ============

Other comprehensive loss
Foreign currency translation
adjustment                             (35,708)        (35,708)           --          (35,708)           --

Total comprehensive loss          $ (2,594,759)   $ (2,567,123)           --     $   (897,277)           --
                                  ============    ============    ============   ============    ============

Loss per  common  share -
Basic:
      Net Loss per common share             --    $      (0.00)           --          (0.00)             --
                                  ============    ============    ==========   ============      ============

                                                      3



1.3 Consolidated Statements of Cash Flow


                                 Mobiclear, Inc. (a development stage company)
                                     Consolidated Statements of Cash Flows
                                                   UNAUDITED



                                From Inception            For the 9 months               For the 3 months
                              (December 5, 2005)            ended Sep 30                   ended Sep 30
                                  to Sep 30

                                     2006                2006           2005           2006           2005

Cash flows used by
operating activities:
-----------------------------
   Net (loss)                    $(2,559,051)        $(2,531,415)          --      $  (861,569)          --
Adjustments to reconcile
net loss to net cash used
by operating activities:
-----------------------------
Warrant income                         4,676               4,676                         4,676
-----------------------------
        Increase in other
current assets                        (7,213)             (7,213)          --           (7,213)          --
        Increase in accounts
payable                            1,860,140           1,849,712      1,161,736
      Increase/(decrease) in
accrued expenses                     238,818             221,610           --          165,000           --

                                 -----------         -----------    -----------    -----------    -----------

          Net cash  used by
operating activities                (462,630)           (462,630)          --         (462,630)          --
                                 -----------         -----------    -----------    -----------    -----------

Cash flows from investing
activities:
-----------------------------
Cash acquired with
acquisition                           10,971              10,971           --           10,971           --
                                 -----------         -----------    -----------    -----------    -----------

Cash flows from financing
activities:
-----------------------------
  Net Proceeds from stock
offering                             463,742             463,742           --          463,742           --
                                 -----------         -----------    -----------    -----------    -----------

                                 -----------         -----------    -----------    -----------    -----------

         Net
increase/(decrease) in
cash                                  12,083              12,083           --           12,083           --

Cash and cash equivalents,
beginning of period                        0                   0           --                0           --
                                 -----------         -----------    -----------    -----------    -----------


Cash and cash equivalents,
end of period                    $    12,083         $    12,083           --      $    12,083           --
                                 ===========         ===========    ===========    ===========    ===========


Net assets (liabilites)
acquired as part of
acquisition
-----------------------------

Cash                                  10,971              10,971                        10,971
Payables                             (56,300)            (56,300)                      (56,300)
                                 -----------         -----------                   -----------
Net to additional paid in            (45,329)            (45,329)                      (45,329)
capital                          ===========         ===========                   ===========

                                                      4

Notes to Financial Statements

1. Description of Business

Upon emerging from bankruptcy, the Company focused on being both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. It sought to be a provider of content and other fee-based services, including ISP, telephone services, video conferences, and e-commerce fulfillment directly to its appliances. The Company's WebPhone business was to rely on generating advertising revenue from merchants and service providers who place ads on the screen of the WebPhone.

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

The Company's business provides innovative and unique patented (pending) solutions to address credit card transaction security problems across the entire value chain encompassing card-issuers, retailers, e-commerce and end-users. Simply put, Mobiclear's technology provides that every purchase made with a credit card, either in a store or on-line automatically initiates a call to the user's personal mobile phone. The transaction is confirmed by the legitimate user by entering a unique Mobiclear PIN code matched in Mobiclear' secure database with the phone number and other parameters. No transaction can be completed without this simple approval procedure. This affords the card owner confidence to use his or her card in all types of buying situations and eliminates losses from illicit use, as security is managed through networks other than the single transaction network which is the case today.

The Mobiclear premise builds upon the concept of Personal Identity Verification
(PIV), delivered through its patented (pending) multi-gateway solutions. With this in mind, it can be seen that the Mobiclear Personal Identity Verification
(PIV) model has many potential areas of application in addition to and far beyond credit card transaction security.


2. Basis of Presentation

This 10QSB has been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, and the amended Statement 8Ka filed on December 6, 2006.

On August 14, 2006, the Company acquired all the stock of Mobiclear, Ltd. in a transaction which is accounted for as a reverse acquisition, with Mobiclear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In accordance with FASB Financial Accounting Standard 141, the Company's consolidated financial statements for the business combination with Mobiclear, Ltd. have been prepared with Mobiclear, Ltd. as the acquiring company, using the purchase method of accounting. The financial statements for periods prior to August 14, 2006 reflect the financial position, results of operations and cash flows of Mobiclear, Ltd. Mobiclear, Ltd. began operations in December 2005, so there are no 2005 comparable periods to include in the financial statements. In addition, since the Company is a development stage company, the financial statements also reflect account values from inception to date.

BICO, Inc. and Mobiclear, Ltd. are referred to as the "Company".


Going Concern Basis

At December 31, 2005, and for the fiscal year then ended, the Company had a net loss and negative working capital, which raised substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on the Company's financial statements. The Company's ability to continue operations will depend on positive cash flow from future operations and on its ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Stockholders' Equity (Deficiency)

During the quarter ending September 30, 2006, and prior to the reverse stock split, the Company issued 300,000 (equivalent to 450,000,000 shares prior to the reverse split) common shares to raise approximately $45,000.

On August 11, 2006, the Company implemented a reverse split of its commons stock issued and outstanding as of that date at a ratio of 1 for 1,500 shares. 38,070,343,181 shares outstanding was the basis used for the reverse split. Partial shares were rounded up to the nearest whole share. The Company's stock symbol was also changed from BIKO to the new symbol BICN, with the Company's shares continuing to trade on the NASDAQ bulletin board over the counter market.

On August 14, 2006, the Company acquired Mobiclear, Ltd. through a reverse merger with an all stock transaction, issuing Mobiclear share holders 235,699,530 of BICO common stock (equivalent to 353,549,295,000 shares prior to the reverse stock split), and an additional 16,513,806 common shares (equivalent to 24,770,709,000 shares prior to the reverse stock split) were issued to the Company's investment bankers, attorneys and other parties to the transaction. Of the 235,699,530 shares issued to Mobiclear, 47,139,906 shares were issued as the result of the exercise of certain warrants.

The Form 8-K, filed on August 14, 2006 in connection with the acquisition, included an independent auditors' report and financial statements of Mobiclear for the period from December 2nd, 2005 to December 31, 2005 which included an intangible asset relating to Mobiclear's patent and trade mark. Based on further review of Generally Accepted Accounting Principles (GAAP), Financial Accounting Standards Board (FASB) and Securities Exchange Commission (SEC) accounting statements and bulletins, management determined that the financial statements of Mobiclear as of December 31st, 2005 should be restated. The restated, audited financials of Mobiclear are included as exhibits hereto. The intangible asset was originally valued on the fair value of stock given by Mobiclear to a third party. However, it has now been determined that this should have been recorded at the historical transferor's cost basis. As there was no historical cost basis, the intangible asset was eliminated.

The intangible asset, previously shown as $6,396,772 on December 31 ,2005 was restated to zero value with a reduction of $6,405,256 in paid in capital and reduction of $53,753 in the accumulated deficit on the balance sheet. The income statement and statement of cash flows for the period from December 2 to December 31, 2005 were also restated with a reduction in net loss of $53,753.

Between August 24, 2006 and August 28, 2006, after the reverse stock split, the Company raised approximately $550,000 pursuant to stock subscription agreements that will award the holders shares of the Company's common stock based on a future price per share up to 90 days from the date of the reverse stock split. As a subsequent event, between October 23, 2006 and November 16, 2006, approximately 28,000,000 shares were issued to satisfy the subscription agreements.

As a subsequent event, the Company issued 660,000 shares to settle a claim with one of the Company's investment bankers that arose as part of the Company's initial emergence from bankruptcy.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 154,163,129 (equivalent to 231,244,693,500 shares prior to the reverse stock split) for the quarter ended September 30, 2006 The net loss attributable to common shareholders for the three month period ended September 30, 2006 was $(861,569). The net loss attributed to common shareholders for the first nine months of 2006 was $(2,531,415). The net loss attributed to common shareholders since the Company's inception in December 2005, through September 30, 2006 was $(2,563,731).

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

Item 2. Management Discussion and Analysis

2.1 Overview

Through September 30, 2005, the Company focused on becoming both a distributor of Internet appliances and an advertising and content publisher, primarily focused on the multi-family housing and hotel industries. The Company's Internet appliances would have delivered content and other fee-based services to the consumer end-user.

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

On July 1, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of Mobiclear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, the Company conducted a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of Mobiclear on August 14, 2006, the delivery of secure debit/credit card verification services became the Company's primary business.


Risk Factors

Risk Factors Related to Our Finances

          If The Company Fails To Raise Additional Financing We May Not Be Able To Fund Our Operations And Implement Our Business Plan. - The Company requires additional capital to support even minimal ongoing operations. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

          The Company Has No Revenue Which Makes It Difficult To Forecast Our Future Results. - As a result of having no sales or revenues, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

          The Company was not able to raise the approximately $8,000,000 required to launch the webphone business. Because of this, the Company decided to abandon the webphone business at the end of the 3rd quarter 2005. Mobiclear, Ltd. which recently merged into a wholly owned subsidiary of the Company has no cash as of the date of this filing. Should the Company not be able to raise capital as required, it may need to cease operations entirely.

          Mobiclear, Inc. is a development stage company and as such has not made any sales of its products and solutions. Mobiclear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should Mobiclear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

          The Company is dependent upon Mr. Lim Wong, the sole member of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President of Mobiclear, Inc. - In the event of Mr. Wong's departure from Mobiclear, there can be no assurance that the Company could ever implement its business plans.


Risk Factors Related to Our Stock

          The Company's Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock. - Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

          The Company's Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. - Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.



2.2 Results of Operations

The Company reported a loss of $(861,569) for the third quarter of 2006. For the third quarter of 2006 after giving affect for the reverse stock split, the weighted average shares used to calculate the loss per share amounted to 154,163,129 (equivalent to 231,244,693,500 shares prior to the reverse stock split). The Company reported a loss for the first nine months of 2006 of $(2,531,415). The Company reported a loss since its inception in December 2005 to September 30, 2006 of $(2,559,051).

Expenses were $866,249 during the third quarter, which was primarily comprised of legal costs and accounting fees in conjunction with the reverse stock split and merger with Mobiclear, daily personnel and management for Mobiclear, and research and development of the Mobiclear PIV system. Expenses for the first nine months of 2006 were $2,536,095 which included research and development, filing fees for US patents, management and business consulting, accounting and legal fees, travel, rent and website development. Expenses for since inception through September 30, 2006 were $2,563,731.

The third quarter 2006 cash requirements were offset by $595,000 in proceeds from the sale of common stock.

As of 30 September 2006, the Company reported accounts payable of $1,860,140 and accrued expenses of $238,818 including approximately $22,000 in prior taxes and related costs, about $30,000 owed to the company's previous stock transfer agents, about $30,000 to our current stock transfer agents, approximately $690,000 to various management consultants to Mobiclear, around $123,000 for legal services to Mobiclear, about $253,000 for Mobiclear R&D consultants and Internet services, and approximately $70,000 for marketing and public relations agencies.



2.3 Liquidity and Capital Resources

Mobiclear, Inc. is a start-up company and does not yet generate any revenue. During the third quarter funds to support operations came primarily from the sale of common stock ($595,000). The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

Mobiclear Limited is a development stage company and does not yet generate any revenue. As of August 14, 2006, the consummation of the merger with the Company, Mobiclear, Ltd. did not have any cash or cash equivalents. Thus, the Company was in immediate need of equity or debt financing in order to continue operations and execute its business plans. The Company was able to raise $550,000 in private placement after the merger. Management estimates that the Company will require at least $2,000,000 in order to implement its business plans for the next two quarters. There can be no assurance that the Company will raise the required funds.


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

As a subsequent event, on November 30, 2006, the Company's name was officially changed to Mobiclear, Inc. and the Company's shares began trading on the NASDAQ bulleting board over the counter market with the new symbol of MBIR.

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

As a subsequent event, on 30 November 2006, the Company's name was officially changed to Mobiclear, Inc. and the Company's shares began trading on the NASDAQ bulleting board over the counter market with the new symbol of MBIR.

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

                                           MOBICLEAR, INC.



                                           /s/  Lim Wong
                                           -----------------------------------
                                                Lim Wong
                                                Chief Executive Officer;
                                                Chairman of the Board; and
                                                acting Chief Financial Officer
December 6, 2006                                and Principal Accounting Officer