Form 10KSB
period 2006-12-31
MOBICLEAR INC.
filed 2007-04-02
CIK 225211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                          ---------------------------

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2006

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

      For the transition period from                to
                                    ----------------   ----------------

                           Commission File No: 0-10822

                                 ----------------

                                 MobiClear, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Pennsylvania                                  25-1229323
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                       1 Wakonda

                             Dove Canyon, California             92679
                     --------------------------------------     --------
                    (Address of Principal Executive Offices)   (Zip Code)

                                 (949) 466-4154
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                ----------------

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year:  $    0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 29, 2007: $ 33,294,294

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on March 30, 2007: 369,936,603

Transitional Small Business Disclosure Format  Yes     |_|       No    |X|

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a  court
                                               Yes     |X|       No    |_|

                                Table of Contents


Part I.....................................................................    1
   Item 1 - Description of Business........................................    1
      Item 1a Background...................................................    1
      Item 1b History and Business Model...................................    2
      Principal Products and Services......................................    3
      Markets and Distribution.............................................    4
      Intellectual Property................................................    7
      Research and Development.............................................    8
      Employees............................................................    8
      Going Concern Considerations.........................................    8
      Risk Factors.........................................................    9
   Item 2 - Description of Property........................................   10
   Item 3 - Legal Proceedings..............................................   11
   Item 4 - Submission of Matters to a Vote of Security Holders............   11
Part II....................................................................   11
   Item 5 - Market for Common Equity and Related Stockholder Matters.......   11
   Item 6 - Management's Discussion and Analysis or Plan of Operation......   13
      Overview.............................................................   13
      a.    Plan of Operation..............................................   14
      b.    Financial Condition and Results of Operations..................   14
      c.    Off-balance Sheet Arrangements.................................   15
   Item 7 - Financial Statements...........................................   F1
   Notes to Financial Statements...........................................   16
   Item 8 - Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   24
   Item 8A - Controls and Procedures.......................................   24
   Item 8B - Other Information.............................................   24
Part III...................................................................   24
   Item 9 - Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............   24
   Item 10 - Executive Compensation........................................   25
   Item 11 - Security Ownership of Certain Beneficial Owners and
             Management Related Stockholder Matters........................   26
   Item 12 - Certain Relationships and Related Transactions ...............   26
   Item 13 - Exhibits......................................................   26
   Item 14 - Principal Accountant Fees and Services........................   29

Part I


Item 1 - Description of Business


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report on Form 10-KSB (this "Form 10 K"), including but not limited to statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MobiClear, Inc. ("MobiClear", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2006.

Item 1 (a)

Background

MobiClear, Ltd. began operations in the UK on December 2, 2005. On May 24, 2006, MobiClear, Inc. (formerly known as BICO, Inc. the "Company") signed a letter of intent to acquire MobiClear, Ltd. in a reverse merger. MobiClear, Ltd. specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear, Ltd.'s multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing to $20 billion annually. MobiClear, Ltd.'s answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear, Ltd.'s identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

On July 1, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of MobiClear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, the Company conducted a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear, Ltd., on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.

Upon filing of the articles of merger with the Secretary of State of the State of New York the Company changed its name to MobiClear, Inc. on November 30, 2006. In addition, the Company amended its by-laws to provide that the Company may have any number of members of its board of directors up to six (6).

In exchange for all of the issued and outstanding shares of MobiClear Ltd., the Company issued to the shareholder of MobiClear Ltd., Seafield Resources Limited, 235,699,530 shares of common stock of MobiClear, Inc. Such issuance represented

85% of the issued and outstanding shares of the Company. In addition, the members of the Board of Directors resigned and Mr. Lim Wong, Managing Director of MobiClear, Ltd. was appointed as the sole member of the Board of Directors, Chief Executive Officer and President.


Item 1 (b)

History of MobiClear, Ltd.

MobiClear Ltd. was formed under the laws of England and Wales in December 2005.

MobiClear was formed to market gateway solutions which utilize a unique interactive combination of multiple networks - electronic transaction networks, mobile phone networks and the internet to enhance secure e-business and eliminate credit card fraud. Through MobiClear's multi-channeled approach enabling Personal Identity Verification, (PIV), MobiClear's management believes that its solutions represent a major inhibitor of electronic transaction fraud, specifically in the areas of:

     Credit card cloning,
     Credit card theft,
     Credit card not present (i.e. as in the case of e-shopping)
     Identity theft


Business Model

The use of all forms of credit cards is enjoying double-digit growth as their presence in both Business-to-Customer (B2C) and Business-to-Business (B2B) transaction environments continues to increase.

Most notably, the use of credit cards is being increasingly encouraged by police and governmental agencies in many countries as the physical movement of money continues to present a major risk of robbery. Governmental pressure on banks and others to improve credit card security remains firm. Notwithstanding such risks, the logistics and physical handling of cash is also extremely expensive for all parties involved in the process chain. Retailers now frequently offer cash-back services to their customers to avoid the cost and risk associated with carrying of large amounts of cash. As a consequence, credit and payment card instruments potentially constitute a superb alternative to cash if security can be far better assured.

Even with the increased use of smart chips, increases in card proliferation and usage also brings with it corresponding increases in fraud, which, on a world-wide basis, is currently estimated to be in excess of $20 billion annually. Card cloning, card theft and card-not-present (i.e. in internet transactions) represent approximately 60 % of the total losses.

Credit card issuers continue to invest heavily in card-related security technologies. Recent media reports indicate that banks perceive, on the basis of diminishing returns, an upper threshold in terms of their willingness to make investments in preventive and protective technology, above which the implication is that they will accept losses from fraud. Inevitably, such losses are passed on to the consumer in the form of higher card fees, high rates of interest and charge-back.

Significantly, the consequences of fraudulent practices associated with credit cards are especially evident in end-user reticence towards web-shopping, and other financial transactions over the internet, including web-banking. Thus the internet as a well-trusted and reliable commercial transaction platform is not yet able to realize its full power and potential.

In order to take credit card usage to the next level, both card issuers as well as the growing e-commerce market as a whole has an urgent need to simplify the ordering and payment processes for the consumer. In basic terms, this means taking complexity out of the process as seen from the buyer's perspective.

MobiClear provides innovative and unique patented (pending) solutions to address the above security problems across the entire value chain encompassing card-issuers, retailers, e-commerce and end-users. Simply put, MobiClear's technology provides that every purchase made with a credit card, either in a store or on-line automatically initiates a call to the user's personal mobile phone. The transaction is confirmed by the legitimate user by entering a unique MobiClear PIN code matched in MobiClear's secure database with the phone number and other parameters. No transaction can be completed without this simple approval procedure. This affords the card owner confidence to use his or her card in all types of buying situations and virtually eliminates losses from illicit use, as security is managed through networks other than the single transaction network which is the case today. Management believes that the chances that a person with criminal intent can break through the three additional layers of security provided by MobiClear in comparison with today's effectively one layer are extremely remote.

The MobiClear premise builds upon the concept of Personal Identity Verification
(PIV), delivered through its patented (pending) multi-gateway solutions. With this in mind, it can be seen that the MobiClear Personal Identity Verification
(PIV) model has many potential areas of application in addition to and far beyond the credit card security scenario described above.


Principal Products and Services

The core MobiClear business proposition is the provision of hosted solutions and associated customer support to secure electronic transactions with or without the use of credit cards, resulting in the elimination of related fraud. This is achieved by real-time, logical correlation between the user's identity (unique mobile telephone number), credit card number (or alternatively account number for business-to-business transactions) and unique PIN-code.

Using a common technology core, MobiClear's different solutions comprise fundamentally of various adaptations of customer interfaces and applied buying scenarios for:

*    Credit card present transactions (typically retail environments)
*    Card not-present transactions (typically e-commerce environments)
* Business-to-business purchasing transactions on account (i.e. invoiced transactions)

To date, MobiClear has not made any sales of its solutions.

Future applications may include added value services such as:

*    Database audit trails
*    e-Warranty Management
* 3G applications for MobiClear and vendor logo transmission and advertising via mobile phones
* Upselling information to end-user through 3G-based CRM(1) and e-CRM applications
*    End-user activation and de-activation of credit cards
*    End-user defined, card credit limits with real-time variability
* End-user subscriptions for registration and management of multiple credit cards

Differentiation and Unique Selling Points

MobiClear's main differentiation strategy is product uniqueness. As far as can be ascertained by management, no other company offers directly anything fully comparable. See also "Competition" below. MobiClear solutions ensure that the person conducting a transaction is legitimate through Personal Identity Verification (PIV), prior to the completion and acceptance of the transaction.

Other solutions only validate a credit card against its PIN-code and not the legitimate owner of the card. If a MobiClear registered credit card was stolen and an attempt was made to use it illegally, the legitimate owner would still receive a mobile phone call, prior to the transaction being completed, to request approval. The owner is alerted to such loss or attempted fraud, if he or she was not already aware, and can deny approval.

MobiClear can be used in both card-present and card-not present scenarios. MobiClear solutions do not require any capital investment on the part of the e-commerce web operator/retailer/credit card vendor/bank. Clients can finance their MobiClear protection through revenue or current account/operations budgets.

Management believes that MobiClear's unique selling points are:

* MobiClear offers Personal Identity Verification,(PIV), enabling amongst other things total fraud and charge-back protection for card issuers, vendors and users
* MobiClear is universally applicable with extremely few technical adaptation requirements
*    MobiClear can offer multiple-language solutions as and when required
*    MobiClear uses technologies that are already widely accepted at user level
*    MobiClear does not entail new user and vendor behaviors to be learned
* MobiClear does not replace but complements existing solutions provided by credit card issuers
*    MobiClear solutions are quick and simple to implement
*    MobiClear solutions require no capital investment
* MobiClear offers real time transaction traceability enabling added value services
* MobiClear can provide audit trails in the event of money laundering via credit cards


Markets and Distribution

Management believes that MobiClear's solutions are independent of time and space. The market is defined as end-to-end participants involved in the supply chain of electronic transactions requiring Personal Identity Validation (PIV). In MobiClear's first primary area of application, the market is thus defined as organizations and individuals involved in the use of credit cards.

Consequently, markets are therefore defined on the basis of key segments within which credits are used. MobiClear solutions are directed towards:

* Webshop operators and e-commerce sites (credit card and on-account transactions);
* Credit card issuers and banks (franchised cards, for example Visa, MasterCard).

Between 2007 and 2009, solutions will also be directed towards

*    Global credit card issuers of own branded cards (e.g. American Express);
*    Mobile telecom operators;
*    TV-Shopping channels;
*    Branded retail card issuers (e.g. Shell, IKEA, Walmart, etc.);

*    Telephone booking providers (hotels, theatres, travel); and
*    Private end-user MobiClear subscriptions.


MARKET SIZE

Due to the sensitive nature of losses from fraud, credit card companies are reluctant to release exact data. It is therefore not possible at this point to estimate market size for each of the target segments.

Credit card fraud is conservatively estimated at least 20 billion USD. Assuming that MobiClear can address only 10% of the market, over the next three years, this corresponds to an incurred loss of 2 billion USD, taking into account an expected increase in card use balanced against improved security through the use of smart chips. Additionally, Mobile phone subscriptions are currently growing in excess of 2.2 million worldwide.


CUSTOMER BENEFITS

The impact of MobiClear solutions in the various target markets will vary considerably in terms of magnitude but in all cases, management believes that the benefits are significant. Benefits for each of MobiClear's primary markets may include the following:

WEBSHOPS

Key Benefits

*    Elimination of losses from credit card-related fraud and charge-back;
* Enhanced attractiveness of web-shopping due to radically improved user confidence in card security;
*    Increased sales due to simplified user-interaction;
* No capital investment required; and * Reduced administration costs for fraud responses.

Secondary Benefits

*    Low start-up costs, fast implementation and short time-to-market;
*    Fast payback due to immediate returns after implementation;
*    Enhanced customer buying experience and satisfaction; and
*    Increased market attractiveness.


BANKS AND CREDIT CARD COMPANIES

Key Benefits
*    Major cost reduction through the elimination of credit card-related fraud;
*    Reduced administration costs;
*    Reduced cash logistics costs and risks;
*    Increased card utilization;
*    No capital investment required; and
* Opportunities to up-sell additional value-added services and increase per customer margin.

Secondary Benefits
*    Opportunities to re-engineer risk management and re-allocate risk;
*    Strengthened customer relationships;
*    Increased competitiveness;
*    Low start-up costs, fast implementation and short time-to-market;

*    Fast payback due to immediate returns after implementation;
* Systems integration with all standard technical environments is relatively simple;
* Increased market attractiveness; and * Compliance with governmental pressure.

TRAVEL BOOKING AGENCIES

Key Benefits
*    Elimination of losses from credit card-related fraud and charge-back; and
*    Increased sales due to simplified user-interaction.

Secondary Benefits
* Faster and therefore more cost-effective booking process / User satisfaction;
*    Low start-up costs, fast implementation and short time-to-market;
*    Fast payback due to immediate returns after implementation; and
*    Increased market attractiveness and competitiveness.


BUSINESS-TO-BUSINESS CLIENTS

Key Benefits
*    Elimination of unauthorized or fraudulent purchasing; and
* Simplified corporate purchasing through automated authority management and clearance.

Secondary Benefits
* Access to added-value services that include accounting data, travel reports, purchasing summaries, etc.;
*    Personal storage for e-receipt; and
* Traceability of purchasing history for warranty management, travel reports, etc.


END-USERS (CONSUMERS)

Key Benefits
* Total control of every transaction and also of card activation/de-activation;
*    Self-management in real-time of variable credit thresholds;
*    Increased confidence in the use of credit cards and web-based transactions;
     and
*    Immediate alert to unauthorized attempts to use card.

Secondary Benefits
* Simplified process for filling out purchase forms (look-up facility whereby personal data is downloaded from database);
*    Personal storage for e-receipt; and
* Traceability of purchasing history for warranty management, travel reports, etc.

Intellectual Property


In January 2006, the Company was granted U.S. trademark rights for the name "MobiClear."

MobiClear's technology patent (pending) covers a broad spectrum of integrated services centered around Personal Identity Verification (PIV). The MobiClear core solution may be described as an integration of the processes in multi-level communication, cross-check and access gateway servers. With this in mind, the patent (pending) technology includes not only the specific payment and card protecting processes, but also the underlying processes enabling added-value services.

A technology overview of MobiClear's patent (pending) multi-gateway concept is described in figure 1.


                         Client                              Admin
                        transaction                        transaction
                         corridor                           corridor
                           ^                                   ^
                           ^       Multi Gateway Server        ^
                           ^       --------------------        ^
                         -----  ---------------------------  -----
                           S                                   O
                           e                                   p
Mobile----------TES--------c                                   e
Voicenet                   u             Process               r
                           r             Profiles              a
                           e                                   t
                                        API - Libr,            o
Mobile----------TES--------T                                   r     VPN
Datanet                    r           User Interface          s      PP
                           a                                          ^
                           n                                   A      ^
                           a                                   d    --------
IP-net ---------TES--------c                                   m-----Admin
                           t                                   i     secure
                           i                                   n
                           o
Card/-----------TES--------n                                   A
Trans-net                                                      c
                           L                                   c
                           a   -----------------------------   e     --------
                           y             DBMS Layer            s      GW-API
                           e   -----------------------------   s     --------
                           r            ^           ^          ^         ^
                           ^            ^           ^          ^         ^
                           ^            ^           ^          ^         ^
                           ^            ^           ^          ^         ^
  Trans                Corridor        SQL         SQL     Corridor     SQL
  clear-------Bank      memory                              memory
  center                space                               space



                      Figure 1 MobiClear Technology Concept

In effect, the MobiClear technology forms a new platform that makes the payment transaction, messages and content documents secure, both with respect to transport, content and interactive sender identification.

Management believes that the generic features will easily be adapted to any of these service functions, i.e. applied to solve major problems on the internet regarding card payment fraud, identity theft, etc.

The conceptual phases and the deeper technology description are integrated, taking into account the future release of extended services that, with respect to the market strategy, will not be implemented in the first phase of deployment.

To date, technology management activities have included a fine-tuning of the protection issues regarding Intellectual Property Right (IPR) and the combination of patent application, copyrights and the "black-box" approach that also includes a deep navigation of the existing application in the market.

The final Patent Cooperation Treaty application (international) has been defined and submitted, which comprises a finely tuned and optimized combination of two previously submitted patent applications. This will deliver the best protection of the combination of secure transaction through Personal Identity Verification
(PIV) and embedded search power, forming an application of the highest market value.

Initial product definitions addressing applications for different target markets have been completed and will be presented on the MobiClear(TM) website, www.mobiclear.com, as they are released. Solutions for web shopping are available now.

Research and Development

MobiClear is a technology driven corporation. Its principle product and service is using technology to better secure the authorization of credit card payments using the wireless telephone network. Since its inception, MobiClear has spent $658,000 on research and development.

Employees

Through the year ending December 31, 2006, the Company has had no employees. Mr. Lim Wong is the sole officer and director of the Company. As of January 1, 2007, Lim Wong and the Company have executed an employment agreement wherein Mr. Wong will serve as the President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Wong will receive $36,000 per year in base salary. The term of the Employment Agreement is for three (3) years.

Mr. Wong also serves as the sole officer and director of Mobiclear Ltd., a wholly owned subsidiary to the Company. Mr. Wong serves in this capacity pursuant to a consulting agreement by and between MobiClear Ltd. and Goulard Ltd., a Cyprus company wholly owned by Mr. Wong. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays $2,200 per day. The Consulting Agreement can be terminated by either party with 90 days notice.

Going Concern Considerations

At December 31, 2006, and for the fiscal year then ended, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. For the fiscal year ended

December 31, 2006, we had no revenues. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Risk Factors

Risk Factors Related to Our Finances

o    If MobiClear Fails To Raise Additional Financing We Will Not Be Able To
     -----------------------------------------------------------------------
     Fund Our Ongoing Operations And Implement Our Business Plan.
     ------------------------------------------------------------
     The Company requires additional capital to support its ongoing operations. For the fiscal year ended December 31, 2006, the Company had no revenues. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o    MobiClear Does Not Have Any Revenues Which Makes It Difficult To Forecast
     -------------------------------------------------------------------------
     Our Future Results.
     -------------------
     As a result of having no sales or revenues, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    MobiClear Is A Development Stage Company And As Such Has Not Made Any Sales
     ---------------------------------------------------------------------------
     Of Its Products And Solutions.
     ------------------------------
     MobiClear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should MobiClear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

o    MobiClear is dependent upon Mr. Lim Wong, the Sole Member of the Board of
     -------------------------------------------------------------------------
     Directors, Chief Executive Officer, Chief Financial Officer, and President
     --------------------------------------------------------------------------
     of MobiClear.
     -------------
     In the event of Mr. Wong's departure from MobiClear, there can be no assurance that MobiClear could ever implement its business plans.

o    MobiClear operates in an intensely competitive market.
     ------------------------------------------------------
     The Personal Identification Verification (PIV) credit/debit card security market is highly competitive with several companies employing a variety of different solutions to minimize the risk of card fraud. Competing security solutions can be divided into 2 groups:

     o    Direct competitors, providing wireless identity verification solutions

     o Indirect competitors, providing authorization or identity verification solutions for credit card use

     In addition to the large companies specializing in security solutions there are also other new entrants into the market with different technology solutions to address credit card security. To the extent that our efforts to compete are unsuccessful, our financial condition and results of operations could be materially adversely affected.

o    MobiClear is dependent upon its partners to execute its business plans.
     -----------------------------------------------------------------------
     We have 3 partnership agreements and are reliant on Techsell AB to provide hosting services, technology development and support services, IBM to provide marketing, technical and development support and on Ironroad Global Mobile Services to provide mobile security services with 3G video solutions. We cannot guarantee that our partners will be able to provide these services to effectively support our operations and develop our products to meet customer requirements.

Risk Factors Related to Our Stock

o    MobiClear's Common Stock May Be Affected By Limited Trading Volume And May
     --------------------------------------------------------------------------
     Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell
     ---------------------------------------------------------------------------
     Shares Of Our Common Stock.
     ---------------------------
     Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

o    MobiClear's Common Stock Is Deemed To Be "Penny Stock," Which May Make It
     -------------------------------------------------------------------------
     More Difficult For Investors To Sell Their Shares Due To Suitability
     --------------------------------------------------------------------
     Requirements.
     -------------
     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Risk Factor relating to Potential Effect of Global Economic and Political Conditions

o    MobiClear has sales activity and operations outside of the United States
     ------------------------------------------------------------------------
     which subject us to the risks associated with conducting business in
     --------------------------------------------------------------------
     foreign economic and regulatory environments.
     ---------------------------------------------
     Our financial condition could be adversely affected by unfavorable economic conditions in foreign countries where we have operations and by changes in the foreign currency exchange rates affecting those countries. We are actively pursuing potential customers in Europe and the Asia Pacific region and any political instability or instability in worldwide economic environments could adversely impact our ability to generate revenue.

Risk Factor relating to Intellectual Property

o    MobiClear is reliant on patent and trademark laws to protect our
     ----------------------------------------------------------------
     intellectual property.
     ----------------------
     We cannot provide assurance that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Any such failures will materially affect our business plans.


Item 2 - Description of Property

The Company does not currently own any real property. The Company utilizes managed office space that includes administrative services and investor relations at One Wakonda, Dove Canyon, California 92679 for a fee of $3,000 per month. The Company also leases office space in London, United Kingdom for approximately $590 per month.

Item 3 - Legal Proceedings

We are not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders.


Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the OTC Bulletin Board under the symbol MBIR, and traded under the symbol BIKO in the first and second quarters of 2006, and after the reverse stock split on August 11, 2006, under the symbol BICN. On August 14, 2006, the Company acquired BICO, Inc. in a reverse merger, assuming control of management and the board of directors. On November 30, 2006, the Company officially changed its name to MobiClear, Inc. and at the same time, changed the stock ticker symbol to MBIR.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2006. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                  Bid
                                         High            Low
              4th Quarter 2006           $0.21           $0.01
              3rd Quarter 2006 *         $0.45           $0.09
              2nd Quarter 2006 *         $0.60           $0.15
              1st Quarter 2006 *         $0.60           $0.15


* Adjusted for Reverse Stock Split
Sources: QuoteMedia.com


As of December 31, 2006, the Company had approximately 6,922 Shareholders of Record

As a subsequent event, the Company announced on 31st January, 2007 that the company has cross listed MobiClear Inc. on the Deutsche Borse (Deutsche Borse:
B3CA) in Germany, making it easier for Europeans to trade MobiClear shares.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

The Company has no equity compensation plans which authorize the issuance of shares, nor are there any individual compensation arrangements which authorize issuance of shares. Since its acquisition of BICO, Inc. on August 14, 2006, through December 31, 2006, the Company has issued 84,828,332 shares to raise $750,000 in new working capital, with an additional $892,700 in receivables for shares issued, and $300,000 in liabilities for cash received prior to December 31, 2006, for shares issued in early 2007. The proceeds are offset by $169,770 of commissions paid or accrued as well as the value of warrants issued for brokerage services of $55,700.



In 2006, shares of the Company's common stock were sold via a select group of underwriting stock brokers as detailed by the following table:


        ------------------- ----------------- ----------------- ----------------- -----------------
               Date              Class                  Shares          Offering        Commission
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/10/2006           Common             10,000,000           $80,000            $8,000
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/23/2006           Common              1,000,000           $10,409            $1,800
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/23/2006           Common              1,000,000           $10,409            $1,800
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/23/2006           Common              1,000,000           $10,409            $1,800
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/23/2006           Common              2,000,000           $20,816            $3,598
        ------------------- ----------------- ----------------- ----------------- -----------------
            10/23/2006           Common              2,000,000           $20,816            $3,598
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common             10,000,000          $120,000           $12,000
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common              3,000,000           $31,225            $5,397
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/6/2006            Common              3,000,000           $31,225            $5,397
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/16/2006           Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/16/2006           Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/16/2006           Common              1,500,000           $15,612            $2,699
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/16/2006           Common              3,000,000           $31,225            $5,397
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/16/2006           Common              3,000,000           $31,225            $5,397
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/20/2006           Common                803,893            $8,367            $1,446
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/20/2006           Common                803,893            $8,367            $1,446
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/20/2006           Common                803,893            $8,367            $1,446
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/20/2006           Common              1,607,773           $16,734            $2,892
        ------------------- ----------------- ----------------- ----------------- -----------------
            11/20/2006           Common              1,607,773           $16,734            $2,892
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/12/2006           Common              2,786,058           $50,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/12/2006           Common              2,228,846           $40,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/12/2006           Common                557,211           $10,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/21/2006           Common                484,496           $50,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/21/2006           Common                339,147           $35,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/21/2006           Common                145,349           $15,000                $0
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/15/2006           Common             20,000,000          $500,000           $50,000
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/23/2006           Common              2,000,000          $210,000           $21,000
        ------------------- ----------------- ----------------- ----------------- -----------------
        ------------------- ----------------- ----------------- ----------------- -----------------
            12/26/2006           Common              2,000,000          $182,700           $18,270
        ------------------- ----------------- ----------------- ----------------- -----------------

                                                 12

Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of liabilities and warrants that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


Overview

MobiClear, Ltd. was founded in the UK on December 2, 2005. On May 24, 2006, the Company signed a letter of intent to acquire MobiClear, Ltd. MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing to $20 billion annually. MobiClear's answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

On July 1, 2006, the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of MobiClear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006 the Company completed a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear Ltd., on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.

Upon filing of the articles of merger with the Secretary of State of the State of New York the Company changed its name to MobiClear, Inc.

In exchange for all of the issued and outstanding shares of MobiClear, Ltd., the Company issued to the shareholder of MobiClear Ltd., Seafield Resources Limited, 235,699,530 shares of common stock of MobiClear, Inc. Such issuance represents an issuance of 85% of the issued and outstanding shares of the Company. In addition, the members of the Board of Directors and officers of the Company resigned and Mr. Lim Wong, former President of MobiClear, Ltd. was appointed as the sole member of the Board of Directors and Chief Executive Officer and President.

a.   Plan of Operation

The Company's continued operation was and continues to be dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or facilities in place with our investor partners. Since December 31, 2006, $642,500 has been raised from these sources to reduce the accounts payable balance and to support ongoing monthly expenses which are approximately $242,000 per month. In addition, management is in negotiations with certain of our creditors to issue stock rather than pay cash to reduce our current liabilities. The Company has established pilot studies with some of our potential customers and it is anticipated that we will have our first revenue by the end of the third quarter of 2007. However, management estimates that it will still need to raise an additional amount of approximately $2 million throughout 2007 repay its creditors and to enable it to continue operations and properly launch its product. It is anticipated that approximately $1 million of this will be used to pay off existing accounts payable, with the balance used for continuing operations and market expansion.

As of December 31, 2006, the company had no full time employees and utilizes the services of consultants (including Mr. Lim Wong, Chief Executive Officer and Chief Financial Officer of the Company) and partners to effectively perform its operations.

b.   Financial Condition and Results of Operations

MobiClear, Inc. is a start-up company and does not yet generate any revenue. The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it. The Company's wholly owned subsidiary, MobiClear Ltd. is a development stage company and does not yet generate any revenue. As of December 31, 2006, the Company was in immediate need of equity or debt financing in order to continue operations and execute its business plans. There can be no assurance that the Company will raise the required funds.

At December 31, 2006, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we will be forced to discontinue operations.

During 2006 the Company incurred $2,244,397 in General and Administrative expenses primarily for new business development and organization related costs, in addition to $658,000 in research and development expenses. 4th quarter operating expenses included a credit of $428,000 relating to settlement of disputed invoices from one of our suppliers.

Accounts Payable at December 31, 2006, was $1,942,167. This included approximately $22,000 in prior taxes and related costs due Commonwealth of Pennsylvania that survived the bankruptcy, approximately $30,000 owed to the company's previous stock transfer agents, approximately $8,800 to our current stock transfer agents, approximately $145,000 for legal fees in Europe, approximately $998,000 to various world-wide consulting companies, approximately $45,000 for accounting services and $97,000 to its former European auditors. In addition, the Company owes approximately $355,000 to vendors that support operations and product development, and $27,000 to its travel agency. The remaining payables relate to public relations, patent protection, rent, travel and other external suppliers involved in establishing and supporting the daily operations of the business.



Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of consolidated operations for the years ended December 31, 2006:


                       1st Quarter            2nd Quarter            3rd Quarter           4th Quarter
                     ---------------------------------------------------------------------------------
                          2006                    2006                  2006                  2006
                          ----                    ----                  ----                  ----
                                                         (in thousands)
Income                   $ 0.0                   $ 0.0                 $ 0.0                 $ 0.0
Operating Expenses       648.5                 1,021.3                 861.6                 366.8
                     ----------------------------------------- ---------------------------------------
Op Income
(Loss)                  (648.5)               (1,021.3)               (861.6)               (366.8)
Other Income
(Loss)
                     ---------------------------------------------------------------------------------
Net Income
(Loss)                  (648.5)               (1,021.3)               (861.6)               (366.8)
                     =================================================================================

The first and second quarters reflect the results of MobiClear, Ltd. alone, the third and forth quarters are the consolidated results for MobiClear, Inc, after the merger.

c.       Off-balance Sheet Arrangements

MobiClear, Inc. has no off-balance sheet arrangements.

                                       15

Item 7 - Financial Statements

The information below presents financial data of the Company as of and for the year ended December 31, 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
MobiClear, Inc.

We have audited the accompanying balance sheet of MobiClear, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended, for the period from December 2, 2005 (inception) to December 31, 2005, and for the period from December 2, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MobiClear, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, for the period from December 2, 2005 (inception) to December 31, 2005, and for the period from December 2, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, MobiClear, Inc. is in the development stage and the Company's ability to continue in the normal course of business is dependent upon its ability to generate revenue and raise capital through the issuance of equity and or debt securities. The Company also has incurred operating losses of $2,925,349 since inception. Both of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Goff Backa Alfera & Company, LLC
-------------------------------------
     Goff Backa Alfera & Company, LLC
     Pittsburgh, Pennsylvania

March 30, 2007



                          MobiClear, Inc. (a development stage company)
                                   Consolidated Balance Sheet
                                      at December 31, 2006



                                             ASSETS

CURRENT ASSETS
    Cash  and  equivalents                                                           $     3,263
    Escrowed funds                                                                       299,741
    Other current assets - prepaid expenses                                               15,652
                                                                                     -----------

TOTAL  CURRENT  ASSETS                                                               $   318,656
                                                                                     ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES
     Accounts  payable                                                               $ 1,942,167
     Commissions payable                                                                  89,270
     Notes  payable, net of discounts                                                    299,667
     Advance payment on stock purchase                                                   300,000
     Accrued expenses                                                                    101,943
                                                                                     -----------

                 TOTAL CURRENT  LIABILITIES                                            2,733,047
                                                                                     -----------

STOCKHOLDERS'  EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share, authorized 250,000,000,000 shares
         at Dec. 31, 2006 outstanding, 362,421,897 at Dec. 31, 2006                       36,242
     Warrants                                                                             72,700
     Stock subscriptions due and receivable                                             (892,700)
     Additional  paid-in  capital                                                      1,335,659
     Deficit accumulated during the development stage                                 (2,925,349)
     Accumulated other comprehensive loss                                                (40,943)
                                                                                     -----------
                                                                                      (2,414,391)
                 TOTAL  STOCKHOLDERS'  EQUITY (DEFICIENCY)
                                                                                     -----------

                 TOTAL  LIABILITIES  AND
                     STOCKHOLDERS'  EQUITY (DEFICIENCY)                              $   318,656
                                                                                     ===========


The accompanying notes are an integral part of these statements.

                           MobiClear, Inc. (a development stage company)

                   Consolidated Statements of Operations and Comprehensive Loss



                                             From                                  From
                                      December 2, 2005 -                         Inception
                                        Inception - to       Year Ended      (December 2, 2005 to
                                         December 31,        December 31,        December 31,
                                             2005               2006                2006)
                                         -----------         -----------         -----------
Revenues
   Net  sales                            $      --           $      --           $      --

Costs  and  expenses
   Cost  of  products  sold                     --                  --                  --
   Research and Development                     --               658,000             658,000
   General  and  administrative               27,636           2,244,397           2,272,033
                                         -----------         -----------         -----------
                                              27,636           2,902,397           2,930,033
                                         -----------         -----------         -----------
Loss from operations                         (27,636)         (2,902,397)         (2,930,033)
                                         ===========         ===========         ===========

 Other (income) and expense
   Other income                                 --                 4,676               4,676
   Interest income                              --                     8                   8
                                         -----------         -----------         -----------
                                                --                 4,684               4,684
                                         -----------         -----------         -----------

Net Loss                                 $   (27,636)        $(2,897,713)        $(2,925,349)
                                         -----------         -----------         -----------

Other comprehensive loss
     Foreign Currency translation
     Adjustment                                 --               (40,943)            (40,943)
                                         -----------         -----------         -----------

Comprehensive loss                       $   (27,636)        $(2,938,656)        $(2,966,292)
                                         ===========         ===========         ===========


   Loss  per  common  share - Basic:
      Net Loss                           $    (27.64)        $     (0.01)
                                         -----------         -----------

      Net loss attributable to
             common stockholders:        $    (27.64)        $     (0.01)
                                         ===========         ===========

   Loss  per  common  share - Diluted:
      Net Loss                           $    (27.64)        $     (0.01)
                                         -----------         -----------

      Net loss attributable to
             common stockholders:        $    (27.64)        $     (0.01)
                                         ===========         ===========


The accompanying notes are an integral part of these statements.

                             MobiClear, Inc. (a development stage company)
                     Consolidated Statements of Stockholders' Equity (Deficiency)



                                                  Common Stock                         Additional
                                            -------------------------                    Paid In
                                              Shares        Amount        Warrants       Capital
                                        ------------    ------------    ------------   ------------
Balance at December 2, 2005                    1,000           1,721            --           (1,721)
                                        ------------    ------------    ------------   ------------
Net Loss                                        --              --              --             --
                                        ============    ============    ============   ============
Balance at December 31, 2005                   1,000           1,721            --           (1,721)

Cancellation of MobiClear Ltd. shares          (1000)          (1721)           --            1,721

Net liabilities assumed as part of              --              --              --          (45,329)
merger

Shares issued as part of merger          277,593,565          27,759            --          (27,759)

Shares sold for cash at:

$0.0104                                   33,627,225           3,363            --          346,637

$0.012                                    10,000,000           1,000            --          119,000

$0.008                                    10,000,000           1,000            --           79,000

$0.0179                                    5,572,115             557            --           99,443

$0.1032                                      968,992              97            --           99,903

Common stock subscribed at:

$0.025                                    20,000,000           2,000            --          498,000

$0.105                                     2,000,000             200            --          209,800

$0.0914                                    2,000,000             200            --          182,500

Stock issued for services at $0.0001         660,000              66            --              (66)

Brokerage fees                                  --              --              --         (225,470)

Warrants Issued valued at:

$0.085 (2,000,000)                              --              --            17,000           --

$0.025 (2,200,000)                              --              --            55,700           --

Comprehensive Loss                              --              --              --             --

Net loss                                        --              --              --             --
                                        ============    ============    ============   ============
Balance at December 31, 2006             362,421,897    $     36,242    $     72,700   $  1,335,659
                                        ============    ============    ============   ============

                             MobiClear, Inc. (a development stage company)
                     Consolidated Statements of Stockholders' Equity (Deficiency)
                                             (Continued)



                                                            Deficit
                                                          Accumulated
                                                          During the
                                         Subscription     Development    Comprehensive
                                          Receivable        Stage            Loss           Total
                                        ------------    ------------    ------------    ------------
Balance at December 2, 2005                     --              --              --                 0
                                        ------------    ------------    ------------    ------------
Net Loss                                        --           (27,636)           --           (27,636)
                                        ============    ============    ============    ============
Balance at December 31, 2005                    --              --           (27,636)        (27,636)

Cancellation of MobiClear Ltd. shares           --              --              --              --

Net liabilities assumed as part of              --              --              --           (45,329)
merger

Shares issued as part of merger                 --              --              --              --

Shares sold for cash at:

$0.0104                                         --              --              --           350,000

$0.012                                          --              --              --           120,000

$0.008                                          --              --              --            80,000

$0.0179                                         --              --              --           100,000

$0.1032                                         --              --              --           100,000

Common stock subscribed at:

$0.025                                      (500,000)           --              --              --

$0.105                                      (210,000)           --              --              --

$0.0914                                     (182,700)           --              --              --

Stock issued for services at $0.0001            --              --              --              --

Brokerage fees                                  --              --              --          (225,470)

Warrants Issued valued at:

$0.085 (2,000,000)                              --              --              --            17,000

$0.025 (2,200,000)                              --              --              --            55,700

Comprehensive Loss                              --              --           (40,943)        (40,943)

Net loss                                        --        (2,897,713)           --        (2,897,713)
                                        ============    ============    ============    ============
Balance at December 31, 2006            $   (892,700)   $ (2,925,349)   $    (40,943)   $ (2,414,391)
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                                              F-5(Con't)



                             MobiClear, Inc. (a development stage company)

                                 Consolidated Statements of Cash Flows



                                                                                         From Inception
                                                            December 2,                  December 2, 2005
                                                              2005 to       Year Ended         to
                                                            December 31,   December 31,    December 31,
                                                               2005            2006           2006
                                                            -----------    -----------    -----------
   Net loss                                                 $   (27,636)   $(2,897,713)   $(2,925,349)
   Adjustments  to  reconcile  net  loss  to  net
     cash  used  by  operating  activities :
      (Increase) in other current assets                           --          (15,652)       (15,652)
      Increase  in  accounts  payable                            10,428      1,875,439      1,885,867
      Increase  in  accrued expenses                             17,208         84,735        101,943
                                                            -----------    -----------    -----------
          Net cash used by operating activities                    --         (953,191)      (953,191)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
          Cash acquired in merger                                  --           10,971         10,971
                                                            -----------    -----------    -----------

Cash  flows  from  financing  activities:
          Proceeds  from  stock  offerings net of
commissions                                                        --          669,500        669,500
          Advance payment on stock purchases                       --          300,000        300,000
          Cash from Short Term Notes                               --          400,000        400,000
          Payments on Short Term Notes                             --          (83,333)       (83,333)
                                                            -----------    -----------    -----------
                                                                   --        1,286,167      1,286,167
         Net  cash  provided  by  financing  activities
                                                            -----------    -----------    -----------

Effect of currency translation on cash                             --          (40,943)       (40,943)

                                                            -----------    -----------    -----------
         Net  increase in  cash                                    --          303,004        303,004

Cash and cash equivalents and escrowed funds, beginning
of period                                                          --             --             --
                                                            -----------    -----------    -----------

Cash and cash equivalents and escrow funds, end of period   $      --      $   303,004    $   303,004
                                                            ===========    ===========    ===========

                                MobiClear, Inc. (a development stage company)

                                    Consolidated Statements of Cash Flows
                                                 (Continued)



                                                                                             From Inception
                                                             December 2,                       December 2,
                                                                2005 to       Year Ended         2005 to
                                                               December       December 31,     December 31,
Supplemental Information:                                      31, 2005           2006             2006
-------------------------                                      ---------        ---------        ---------
Cash paid for interest                                              --          $  11,917        $  11,917

Supplemental schedule of non-cash
---------------------------------
investing and financing activities:
-----------------------------------


Warrants issued in connection with stock sales                      --          $  55,700        $  55,700

Warrants issued with Short                                          --          $  17,000        $  17,000
Term Notes

Commissions payable and reduction of additional paid in
capital                                                             --          $  89,270        $  89,270

Stock issued and receivable due                                     --          $ 892,700        $ 892,700

Net assets acquired as part of merger
     Cash                                                           --          $  10,971        $  10,971
     Accounts payable                                               --         ($  56,300)      ($  56,300)
Net to Additional paid in capital                                   --          $  45,329        $  45,329


  The accompanying notes are an integral part of these statements.

MobiClear, Inc. (a development stage company)

Notes to Financial Statements


NOTE A - BACKGROUND AND ORGANIZATION

MobiClear, Ltd. was founded in the UK on December 2, 2005. On August 14, 2006, all of the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. (formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.

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

As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, MobiClear, Inc. (formerly known as BICO, Inc.) completed a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear, Ltd., on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.

Upon filing of the articles of merger with the Secretary of State of the State of New York BICO, Inc. changed its name to MobiClear, Inc.

In exchange for all of the issued and outstanding shares of MobiClear, Ltd., the Company issued to, Seafield Resources Limited, the sole shareholder of MobiClear, Ltd., 235,699,530 shares of common stock of MobiClear, Inc. Such issuance represents 85% of the issued and outstanding shares of the Company. In addition, the members of the Board of Directors resigned and Mr. Lim Wong, former President of MobiClear, Ltd. was appointed as the sole member of the Board of Directors, Chief Executive Officer and President.



NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition

On August 14,2006, all the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. ( formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition, with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In accordance with FASB Financial Accounting Standard 141, the Company's consolidated financial statements for the business combination with MobiClear, Ltd. have been prepared with MobiClear, Ltd. as the acquiring company, using the purchase method of accounting.

Notes to Financial Statements

Principles of consolidation

The consolidated financial statements include the accounts of MobiClear, Inc. (formerly known as BICO, Inc.) and its wholly owned subsidiary MobiClear, Ltd. All significant inter-company accounts and transactions have been eliminated.


Development Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005. Accordingly, the Company's financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."


Going Concern Basis

The accompanying Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position #7.

Since its inception on December 2, 2005, the company has not yet generated any revenue, and has incurred operating losses totaling $2,925,349, which have been funded through the issuance of stock and short term debt. The Company's operation was and continues to be dependent on raising sufficient funds through the sources available to it, primarily issuance of stock through private placement, through various investor groups, to support its base-level ongoing monthly expenses, which were approximately $278,000, per month for the first half of 2006 and $206,000 for the second half of 2006. If we are unable to raise or obtain additional funding to satisfy these monthly expenses, we may be forced to discontinue operations.


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. At December 31, 2005 and 2006 the Company did not have any cash equivalents.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include 4,200,000 shares of common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 302,841,021 for the year ended December 31, 2006, and 1,000 for the year ended December 31, 2005. The net income (loss) attributable to common shareholders for the year ended December 31, 2006 was $(2,897,713). The net loss attributable to common share holders for the year ended December 31, 2005 was $(27,636), and the net loss from inception to December 2, 2005 has been $(2,925,349).

Notes to Financial Statements

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

Comprehensive Income

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires comprehensive income and its components to be reported when a company has items of other comprehensive income (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholders equity rather than in net income).

The financial statements of foreign operations are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally pays expenses in the local currency of the country in which the vendor is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholders' Equity as a component of accumulated other comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.


Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective



Notes to Financial Statements

for fiscal years beginning after December 15, 2006. We are in the process of evaluating the effect that the adoption of this interpretation will have on the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however we do not expect it to have an effect on the Company's operations or financial position.


NOTE C - ESCROWED FUNDS

The Company utilizes the escrow bank account of two of its attorneys, Cohen &
Czarnik, LLP and Eurolawyers, Ltd. Funds are delivered to the account most often as the result of capital raising activities. These funds are then used to pay certain key payables, with the balance of funds being transferred to the Company's own U.S. and U.K. bank accounts. The funds are in the escrow account of the Company's attorneys as a matter of convenience in dealing with the Company's various private placement activities, and are available at the discretion of management.


NOTE D - NOTES PAYABLE

The Company currently has three short term notes with various investor groups.
These notes were originally issued for principal amounts of $200,000, $120,000 and $120,000. The two $120,000 notes were issued at a discount of $20,000 each and were also issued with detachable warrants valued at $8,500 each. The total discount for both notes was $57,000. These three notes have a carrying value of $299,667 at December 31, 2006.

Principal             Payments             Number of       Due                Total   Interest  Effective
                                           Payments                           and      warrant  Interest
                                                                              value             Rate
--------------------- -------------------- --------------- ------------------ ----------------- -------------
$200,000              $56,250 / month      4 months        March 2007         $25,000           58.6%
$120,000              $40,000 / month      3 months        April 2007         $28,500           100%
$120,000              $40,000 / month      3 months        April 2007         $28,500           100%

The Company paid, and recorded as expense $11,917 in interest on these short term notes during 2006 and principal payments totaled $83,333.


NOTE E - BUSINESS SEGMENTS

The Company has only one segment which was focused in the area of selling credit card authentication and authorization services via mobile phone.

NOTE F - STOCKHOLDERS' EQUITY

Preferred Stock



Notes to Financial Statements

The Board of Directors of the Company may issue up to 150,000,000 shares of preferred stock in series, which would have rights as determined by the Board. As of December 31, 2006, no preferred shares were issued or outstanding.


Common Stock

The Company's authorized number of common stock shares is 250 billion at a par value of $.0001.

MobiClear, Ltd. was originally capitalized with 1,000 shares with a par value of $1.72.

Effective August 11, 2006 and just prior to being acquired by MobiClear, Ltd., BICO, Inc. implemented a reverse split of its commons stock issued and outstanding as of that date at a ratio of 1 for 1,500 shares. Partial shares were rounded up to the nearest whole share. As part of the reverse split, the Company exchanged 25,380,229 new shares for all the existing outstanding shares of BICO, Inc. As part of the acquisition, the Company issued 235,699,530 shares in exchange for all 1,000 shares of MobiClear, Ltd. The Company also issued 16,513,806 shares to its investment bankers and attorneys as payment for their services in consummating the reverse merger.

Since its acquisition of BICO, Inc. on August 14, 2006, through December 31, 2006, the Company has issued 84,828,332 shares to raise $750,000 in new working capital, with an additional $892,700 of stock subscriptions receivable for shares issued during 2006. Subsequently, the $892,700 due from shareholders for shares issued was received as $182,700 on January 9, 2007, $500,000 on January 15, 2007 and $210,000 on February 5, 2007.

The Company also received advanced payments of $300,000 during 2006, for stock not issued as of December 31, 2006. In January 2007, 5,514,706 shares were issued to satisfy this liability.

Warrants

During 2006, the Company granted warrants to purchase 2,000,000 shares of common stock at $0.01 per share, and warrants to purchase 2,200,000 shares of common stock at $0.0115 per share. These warrants were granted in connection with the issuance of short term notes payable, and also issued to investment bankers in connection with their sale of stock. These warrants have expiration dates through December 11, 2011.

Holders of warrants are not entitled to vote, to receive dividends or to exercise any of the rights of the holders of shares of our common stock for any purpose until the warrant holder properly exercises the warrant and pays the exercise price. The warrants are non-transferable.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, we allocated the gross proceeds received in the private placement to the common stock and warrants issued based on their relative estimated fair values.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, and FASB 123R, the Company recognizes cost on warrants granted based upon the Black Scholes method. Under this method, the warrants are valued by reducing the current market price of the underlying shares by the present value of the exercise price discounted, at an expected volatility of 393%; risk-free interest rate of 5%; a weighted-average contractual life of 5 years and assuming no dividends. The Black Scholes method requires the input of subjective assumptions including the expected life of the warrants and our expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, this method may not provide a reliable measure



Notes to Financial Statements


of the fair value of the Warrants. If we had made different assumptions, the related fair value estimates of the Warrants could have been significantly different.

During 2006, warrants ranging from $.01 to $.0115 per share to purchase
4,200,000 shares of common stock were granted.

The following is a summary of the warrant transactions during 2006:

                                                                                     Weighted
                                                         Total Warrants               Average
                                                                               exercise price
                                                     -------------------    ------------------
     Total warrants outstanding, January 1, 2006                      0                 $0.00
          Granted                                             4,200,000                 $0.01
               Canceled                                              --                    --
          Exercised                                                  --                    --
                                                     -------------------    ------------------

     Total warrants outstanding , December 31, 2006           4,200,000                 $0.01
                                                     ===================    ==================


As of December 31, 2006, the Company does not have any nonvested warrants. The weighted average fair value of the warrants outstanding is $0.017.

Transfer Agent

Continental Stock Transfer in New York, New York acts as our Registrar and
Transfer Agent for our common stock. We act as our own registrar and transfer agent for our preferred stock and warrants.


NOTE G - INCOME TAXES

All pre-merger net operating loss carryforwards have substantially been eliminated due a change in ownership under Internal Revenue Code Section 382.
Any benefit from current net operating losses has been reduced to zero through a valuation allowance because there is substantial doubt about the Company's ability to operate as a going concern.


NOTE H - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened.

Employment Agreements

As of January 1, 2007, Lim Wong and the Company have executed an employment agreement wherein Mr. Wong will serve as the President and Chief Executive
Officer of the Company. Pursuant to the Employment Agreement, Mr. Wong will receive $36,000 per year in base salary. The term of the Employment Agreement is for three (3) years.

                                       21

Notes to Financial Statements

Mr. Wong also serves as the sole officer and director of MobiClear, Ltd. a wholly owned subsidiary of the Company. Mr. Wong serves in this capacity pursuant to a consulting agreement by and between MobiClear Ltd. and Goulard Ltd, a Cyprus company wholly owned by Mr. Wong. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays Goulard Ltd. $2,200 per day. The Consulting Agreement can be terminated by either party with 90 days notice.

NOTE I - RELATED PARTY TRANSACTIONS

As of January 1, 2007, Lim Wong and the Company have executed an employment agreement wherein Mr. Wong will serve as the President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Wong will receive $36,000 per year in base salary. The term of the Employment Agreement is for three (3) years.

Mr. Wong also serves as the sole officer and director of Mobiclear Ltd., a wholly owned subsidiary to the Company. Mr. Wong serves in this capacity pursuant to a consulting agreement by and between MobiClear Ltd. and Goulard Ltd, a Cyprus company wholly owned by Mr. Wong. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays Goulard Ltd. $2,200 per day. The Consulting Agreement can be terminated by either party with 90 days notice.

Mr. Lim Wong owns 20,741,558 shares of common stock of the Company (or 5.75% of the common stock issued and outstanding).

NOTE J - OPERATING LEASES

The Company utilizes managed office space that includes administrative services and investor relations at One Wakonda, Dove Canyon, California 92679 for a fee of $3,000 per month. The Company also leases office space in London, United Kingdom for approximately $590 per month.

Rent expense was $0.00, and $12,000 for the years ended December 31, 2005 and 2006, respectively and is included in general and administrative expense.

Future minimum non-cancelable rental payments over the next five years are:

                  Year             Amount
                  ----             ------
                  2007             $5,310
                  2008             $    0
                  2009             $    0
                  2010             $    0
                  2011             $    0
                                   ------
                  Thereafter       $    0

NOTE K - SUBSEQUENT EVENTS

On January 1, 2007 the Company entered into an employment agreement with Mr. Lim Wong. The agreement sets Mr. Wong's base salary at $36,000 per year for a three year term.

On January 3, 2007 the Company issued 5,514,706 shares of common stock for the $300,000 it received in late December 2006. On January 9, 2007, the Company received $182,700 for the 2,000,000 shares of common stock that were issued in late December 2006. On January 15, 2007 the Company received $500,000 for the

Notes to Financial Statements


20,000,000 shares of common stock it issued to investors in late December 2006. On February 8, 2007, the Company received $210,000 for 2,000,000 shares issued to investors in late December 2006. On March 5, 2007, the Company issued 2,000,000 shares of its common stock for an investment of $337,500.

NOTE L - Research and Development

During 2006, the company expensed $658,000 to research and development with approximately $497,000 for the Company's industrialization project (taking from prototype to finished product) and approximately $161,000 for product development and support.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 8A - Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In accordance with generally accepted auditing standards, our auditors are required to issue comments on the Company's internal control over financial reporting as a basis for designing their auditing procedures for the purpose of expressing an opinion on the financial statements. This is due within 60 days of signing their audit report and may result in deficiencies in internal controls being identified which management will seek to address.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.


Item 8B - Other Information

Not applicable.


Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

-------- -------- -------------------------------------- -----------------------
Name       Age                       Title                       Tenure
-------- -------- -------------------------------------- -----------------------
Lim Wong   50     Chairman, Secretary, President, Acting     8/14/06 to date
                  Chief Financial Officer, Principal
                  Accounting Officer
-------- -------- -------------------------------------- -----------------------


Mr. Lim Wong: President & CEO Mr. Wong was appointed as the sole member of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President of MobiClear on August 14, 2006 pursuant to the Stock Purchase and Recapitalization Agreement. Mr. Wong has over 18 years experience within the IT/Telecom sector within management & consultancy, research & development and programming & system analysis. Mr. Wong was appointed on August 14, 2006, as the



Sole Member of the Board of Directors, Chief Executive Officer, Chief Financial
Officer and President of MobiClear, Inc. pursuant to the terms of MobiClear's agreement to acquire MobiClear Ltd. Mr. Wong has been the President of MobiClear
Ltd. since its inception in 2005. From 2003 until 2005, Mr. Wong was the Founder and Chief Technology Officer of DOCTEQ AB and electronic invoices global company. Mr. Wong is fluent in English, Swedish and Chinese.


Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules there under require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange
Commission and to furnish the Company with copies. Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not complied.


Audit Committee Information

MobiClear's Board of Directors does not have a separate Audit Committee. The entire Board acts as the Audit Committee. Mr. Lim Wong, who has extensive financial experience and qualifies as a financial expert as that term is defined in Item 401(e) of Regulation S-B of the Securities and Exchange Commission acted as the Audit Committee. MobiClear will seek additional qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the Audit committee and Compensation committee with be chaired by an independent director.


Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of
Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.


Item 10 - Executive Compensation

The following table sets forth all compensation earned during the last two years by its executive officers.

Name                                                   Other                      Securities                All other
And                                                    Annual       Restricted    Underlying      LTIP       Compen-
Principal                     Salary        Bonus      Compen-        Stock        Options/     Payouts      sation
Position              Year     ($)           ($)       sation($)     Awards($)      SARs (#)      ($)          ($)


Lim Wong              2006     413600         0           0             0             0            0            0
President, CEO &
CFO                   2005          0         0           0             0             0            0            0
(1)


Notes:
1. paid to Goulard Ltd for Mr. Wong's services.

                                       25

No Option/SAR grants or exercises or Long-Term Incentive Plan awards or exercises to or by any director, officer or employee occurred in the fiscal year ended December 31, 2006.



Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 29, 2007 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.


                                                  Beneficial       Percentage
         Name                                     Ownership         of Class
         ------------------------------------ ----------------- ---------------

         Common Stock
         ------------

            Lim Wong                             20,741,558          5.75%
            All directors/officers as a group    20,741,558          5.75%



Item 12.    Certain Relationships and Related Transactions

As of January 1, 2007, Lim Wong and the Company have executed an employment agreement wherein Mr. Wong will serve as the President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Wong will receive $36,000 per year in base salary. The term of the Employment Agreement is for three (3) years.

Mr. Wong also serves as the sole officer and director of Mobiclear Ltd., a wholly owned subsidiary to the Company. Mr. Wong serves in this capacity pursuant to a consulting agreement by and between MobiClear Ltd. and Goulard Ltd, a Cyprus company wholly owned by Mr. Wong. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays Goulard Ltd. $2,200 per day. The Consulting Agreement can be terminated by either party with 90 days notice.

Mr. Lim Wong owns 20,741,558 shares of common stock of the Company (or 5.75% of the common stock issued and outstanding).



Item 13 - Exhibits

     --------- -----------------------------------------------------------------
     3.1 Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------- -----------------------------------------------------------------
     3.2 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------- -----------------------------------------------------------------
     3.3 Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------- -----------------------------------------------------------------
     3.4 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------- -----------------------------------------------------------------

     --------- -----------------------------------------------------------------
     3.5       Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on March
               17, 1981 (filed with Form S-1 Registration Statement filed
               December 1, 1992)
     --------- -----------------------------------------------------------------
     3.6       Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on January
               27, 1982 (filed with Form S-1 Registration Statement filed
               December 1, 1992)
     --------- -----------------------------------------------------------------
     3.7       Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on
               November 22, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------- -----------------------------------------------------------------
     3.8       Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on October
               30, 1985 (filed with Form S-1 Registration Statement filed
               December 1, 1992)
     --------- -----------------------------------------------------------------
     3.9       Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on October
               30, 1986 (filed with Form S-1 Registration Statement filed
               December 1, 1992)
    ---------- -----------------------------------------------------------------
     3.10      Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on
               December 28, 1992 (filed with Amendment No. 1 to Form S-1
               Registration Statement filed February 8, 1993)
     --------- -----------------------------------------------------------------
     3.11      Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on
               February 7, 2000 (filed with Form 10-K for the fiscal year ended
               December 31, 1999)
     --------- -----------------------------------------------------------------
     3.12      Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on June
               14, 2000 (filed with Form S-1 Registration Statement filed July
               9, 2001)
     --------- -----------------------------------------------------------------
     3.13      Amendment to Articles of Incorporation as filed with the
               Secretary of State of the Commonwealth of Pennsylvania on
               November 30, 2001 (filed with Form 10-K for the fiscal year ended
               December 31, 2001)
     --------- -----------------------------------------------------------------
     3.14      Amended and Restated Articles of Incorporation of BICO, Inc. as
               filed with the Secretary of State of the Commonwealth of
               Pennsylvania (filed with Form 8-K filed November 12, 2004)
     --------- -----------------------------------------------------------------
     3.15      Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania
               (filed with Form 8-K filed November 12, 2004)
     ---------------------------------------------------------------------------
     3.16      By-Laws of BICO (as filed with Form 8K/A filed November 11, 2004)
     --------- -----------------------------------------------------------------
     3.17      Joint Second Amended Plan of Reorganization dated August 3, 2004
               (filed with Form 8-K filed November 12, 2004)
     --------- -----------------------------------------------------------------
     3.18      Order Approving Joint Second Amended Plan of Reorganization dated
               October 14, 2004 (filed with Form 8-K filed November 12, 2004)
     --------- -----------------------------------------------------------------
     3.19      Amended and Restated Certificate of Designation for Series M
               Preferred (filed with Form 8-K March 30, 2005)
     --------- -----------------------------------------------------------------
     3.20      By-Laws of MobiClear Inc. as amended on October 13, 2006 (filed herewith)
     --------- -----------------------------------------------------------------
     3.21      Amendment to Articles of Incorporation as as filed with the
               Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed December 4, 2006)
     --------- -----------------------------------------------------------------
     10        Material Contracts
     --------- -----------------------------------------------------------------
     10.1      Employment Agreement with Richard M. Greenwood dated October 1,
               2004 (filed with Form 10-KSB filed May 23, 2005)
     --------- -----------------------------------------------------------------
     10.2      Employment Agreement with Mark DiCamillo dated October 1, 2004
               (filed with Form 10-KSB filed May 23, 2005)
     --------- -----------------------------------------------------------------
     10.3      Policy Statement on Business Ethics and Conflicts of Interest
               (filed with Form 10-KSB filed May 23, 2005)
     --------- -----------------------------------------------------------------

     --------- -----------------------------------------------------------------
     10.4 Settlement Agreement and Releases among the Company, former chairman and other officers and directors (as filed with Form 8-K on April 4, 2005)
     --------- -----------------------------------------------------------------
     10.5 Employment Agreement with Lim Wong dated January 1, 2007 (filed herewith).
     --------- -----------------------------------------------------------------
     31.1 Certification of Chief Executive Officer Under Section 302 (filed herewith)
     --------- -----------------------------------------------------------------
     31.2 Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 302 (filed herewith)
     --------- -----------------------------------------------------------------
     32.1 Certification of Chief Executive Officer Under Section 906 (filed herewith)
     --------- -----------------------------------------------------------------
     32.2 Certification of Acting Chief Financial Officer and Acting Principal Accounting Officer Under Section 906 (filed herewith)
     --------- -----------------------------------------------------------------

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed or accrued to the Company by our auditors during the fiscal years ended December 31, 2006 and 2005:

                                                DECEMBER 31,     DECEMBER 31,
                                                    2006             2005
                                                 ----------       ----------

                 1.  Audit Fees                  $   30,485       $        0

                 2.  Audit Related Fees                   0                0

                 3.  Tax Fees                             0                0

                 4.  All Other Fees                       0                0
                                                 ----------       ----------

                 Total Fees                      $   30,485       $        0
                                                 ==========       ==========


Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Backa Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2006 audit fees will be paid in 2007.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

PREAPPROVAL POLICIES AND PROCEDURES

Before the auditors are engaged the Company to render audit services or non-audit activities, the engagement is approved by the Company's board of directors acting as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobiClear, INC.



-------------------  ------------------------------------------- ---------------
Signature                         Title                                Date
-------------------  ------------------------------------------- ---------------
                     Chief Executive Officer; President;          March 30, 2007
/s/  Lim Wong        Acting Chairman of the Board; Director; and
---------------      acting Chief Financial Officer and
     Lim Wong        Principal Accounting Officer
-------------------  ------------------------------------------- ---------------