Form 10QSB
period 2007-03-31
MOBICLEAR INC.
filed 2007-05-14
CIK 225211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period ended March 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from               to
                                     ---------------  ---------------

                           Commission File No: 0-10822
                             -----------------------

                                 MobiClear, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Pennsylvania                                           25-1229323
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                    1 Wakonda
                             Dove Canyon, California               92679
                     --------------------------------------       --------
                    (Address of Principal Executive Offices)     (Zip Code)

                                 (949) 466-4154
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                             -----------------------

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
Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year:  $1,250

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 7, 2007: $ 35,501,628

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on May 7, 2007: 377,676,895

Transitional Small Business Disclosure Format  Yes |_|  No |X|

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court   Yes |X|  No |_|

Table of Contents



Part I FINANCIAL INFORMATION...................................................1
   Item 1. Financial Statements................................................1
      1.1 Consolidated Balance Sheets..........................................2
      1.2 Consolidated Statements of Operations................................3
      1.3 Consolidated Statements of Cash Flows................................4
      Notes to Financial Statements............................................6
   Item 2. Management Discussion and Analysis..................................9
      2.1 Overview.............................................................9
      2.2 Results of Operations...............................................11
      2.3 Liquidity and Capital Resources.....................................12
      2.4 Stock Listing.......................................................12
   Item 3. Controls and Procedures............................................12
Part II OTHER INFORMATION.....................................................13
   Item 1. Legal Proceedings..................................................13
   Item 2. Changes in Securities..............................................13
   Item 3. Defaults Upon Senior Securities....................................13
   Item 4. Submission of Matters to a Vote of Security Holders................13
   Item 5. Other Information..................................................13
   Item 6. Exhibits...........................................................13

                          Part I FINANCIAL INFORMATION


Item 1. Financial Statements

The information below presents financial data of MobiClear, Inc. ("Company") as of and for the quarter ended March 31, 2007.

MobiClear, Ltd. was founded in the UK on December 2, 2005. For more information regarding the Company, please see Note 1 of the accompanying financial statements.

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



1.1 Consolidated Balance Sheets


                  MobiClear, Inc. (a development stage company)
                           Consolidated Balance Sheets



                                                                as of
                                                               March 31,       as of
                                                                2007        December 31,
                                                              Unaudited        2006

                                        ASSETS

CURRENT ASSETS
    Cash  and  equivalents                                   $    10,830    $     3,263
    Escrowed funds                                                  --          299,741
    Accounts receivable                                            1,250           --
    Other current assets                                          34,285         15,652
                                                             -----------    -----------


TOTAL  CURRENT  ASSETS                                       $    46,365    $   318,656
                                                             ===========    ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES
     Accounts payable                                        $ 1,633,951    $ 1,942,167
     Commissions payable                                          72,659         89,270
     Notes payable, net of discounts                              80,000        299,667
     Advance payment on stock purchase                            89,265        300,000
     Accrued expenses                                             53,179        101,943
                                                             -----------    -----------


                 TOTAL CURRENT  LIABIL                         1,929,054      2,733,047
                                                             -----------    -----------


STOCKHOLDERS'  EQUITY (DEFICIENCY)
    Common stock, par value $.0001 per share, authorized
250,000,000,000 shares at Mar. 31, 2007:
375,986,603; at Dec. 31, 2006: 362,421,897 outstanding.           37,598         36,242
     Warrants                                                     72,700         72,700
     Stock subscriptions due and receivable                     (226,596)      (892,700)
     Additional  paid-in  capital                              2,357,725      1,335,659
     Deficit accumulated during the development stage         (4,101,469)    (2,925,349)
     Accumulated other comprehensive loss                        (22,647)       (40,943)
                                                             -----------    -----------

                                                              (1,882,689)    (2,414,391)
                 TOTAL  STOCKHOLDERS'  EQUITY (DEFICIENCY)
                                                             -----------    -----------


                 TOTAL  LIABILITIES  AND
                     STOCKHOLDERS'  EQUITY (DEFICIENCY)      $    46,365    $   318,656
                                                             ===========    ===========


           The accompanying notes are an integral part of these statements.

1.2 Consolidated Statements of Operations


                   Mobiclear, Inc. (a development stage company)
                       Consolidated Statements of Operations
                                     UNAUDITED



                                         From Inception        For the 3 months
                                          (December 2,          ended March 31
                                             2005)
                                          to March 31

                                              2007           2007           2006
Revenues
    Net sales                             $     1,250    $     1,250    $         0


Costs and  expenses
   Research & Development                     748,337         90,338         36,497
   General and  administrative              3,359,412      1,087,378        612,018
                                          -----------    -----------    -----------
Total Expenses                              4,107,749      1,177,716        648,515
                                          -----------    -----------    -----------
Loss from operations                       (4,106,499)    (1,176,466)      (648,515)

Other income                                    4,676           --             --
Interest income                                   354            346           --
                                          -----------    -----------    -----------
Total Other Income                              5,030            346           --
                                          -----------    -----------    -----------

Net  income (loss)                         (4,101,469)    (1,176,120)      (648,515)
                                          -----------    -----------    -----------

Other comprehensive loss
Foreign currency translation adjustment       (22,646)        18,297           --
                                          -----------    -----------    -----------

Total comprehensive loss                  $(4,124,115)   $(1,157,823)   $  (648,515)
                                          ===========    ===========    ===========

Loss per  common  share -
Basic:
      Net Loss                            $     (0.01)   $     (0.00)   $     (0.00)
                                          -----------    -----------    -----------

      Net loss attributable to
             common stockholders:         $     (0.01)   $     (0.00)   $     (0.00)
                                          ===========    ===========    ===========

   Loss  per  common  share
- Diluted:
      Net Loss                            $     (0.01)   $     (0.00)   $     (0.00)
                                          -----------    -----------    -----------

      Net loss attributable to
             common stockholders:         $     (0.01)   $     (0.00)   $     (0.00)
                                          ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

1.3 Consolidated Statements of Cash Flow


                               MobiClear, Inc. (a development stage company)
                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED



                                                                   From
                                                                 Inception         For the 3 months
                                                                (December 2,        ended March 31
                                                                   2005)
                                                                to March 31

                                                                   2007           2007           2006
                                                                -----------    -----------    -----------
   Net loss                                                     $(4,101,469)   $(1,176,120)   $  (648,515)
   Adjustments  to  reconcile  net  loss  to  net
     cash  used  by  operating  activities :
      (Increase) in other current assets                            (35,535)       (19,883)          --
      Increase  in  accounts  payable                             1,577,651       (308,216)       648,515
      Increase  in  accrued expenses                                 53,179        (48,764)          --
                                                                -----------    -----------    -----------
          Net cash used by operating activities                  (2,506,174)    (1,552,983)             0

Cash flows from investing activities:
          Cash acquired in merger                                    10,971           --             --

Cash flows from financing activities:
          Proceeds  from  stock  offerings net of commissions     2,342,415      1,672,915           --
          Advance payment on stock purchases                         89,265       (210,735)          --
          Cash from Short Term Notes                                400,000           --             --
          Payments on Short Term Notes                             (303,000)      (219,667)          --
                                                                -----------    -----------    -----------
                                                                  2,539,651      1,242,513              0
         Net  cash  provided  by  financing  activities

Effect of currency translation on cash                              (22,647)        18,296           --

                                                                -----------    -----------    -----------
         Net  increase (decrease) in  cash                           10,830       (292,174)             0

Cash and cash equivalents and escrowed funds, beginning
of period                                                              --          303,004              0
                                                                -----------    -----------    -----------

Cash and cash equivalents and escrow funds, end of
period                                                          $    10,830    $    10,830              0
                                                                ===========    ===========    ===========

                     MobiClear, Inc. (a development stage company)

                         Consolidated Statements of Cash Flows
                                      (Continued)



                                                     From         For the 3 months
                                                   Inception       ended March 31
                                                  (December 2,
                                                     2005)
                                                  to March 31

Supplemental Information:                            2007         2007        2006
                                                   ---------    ---------   ---------

Cash paid for interest                             $  82,000    $  70,083        --

Supplemental schedule of non-cash
investing and financing activities:

Warrants issued in connection with stock sales     $  55,700         --          --

Warrants issued with Short                         $  17,000         --          --
Term Notes

Commissions payable and reduction of additional
paid in capital
                                                   $  72,659    $  22,659        --

Stock issued and receivable due                    $ 226,596    $ 226,596        --

Net assets acquired as part of merger
     Cash                                          $  10,971         --          --
     Accounts payable                              ($ 56,300)        --          --
                                                   ---------    ---------   ---------
Net to Additional paid in capital                  $  45,329         --          --



The accompanying notes are an integral part of these statements.

Notes to Financial Statements

1. Description of Business

MobiClear, Ltd. was founded in the UK on December 2, 2005. On August 14, 2006, all of the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. (formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition, with the CEO of MobiClear, Ltd. becoming the CEO and a director of MobiClear, Inc.

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


2. Basis of Presentation

This 10QSB has been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.


Revenue Recognition

Revenue represents fees earned from granting licenses to customers to use the MobiClear solution. Revenue is recognized apportioned over the period of the license arrangement, which is typically one year.



Going Concern Basis

At March 31, 2007 and for the fiscal year ended December 31, 2006, the Company had a net loss and negative working capital, which raised substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their audit report on the Company's financial statements for the fiscal year ended December 31, 2006. The Company's ability to continue operations will depend on positive cash flow from future operations and on its ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Stockholders' Equity (Deficiency)

During the quarter ending March 31, 2007, the Company issued 13,564,706 common shares to raise approximately $1,105,000.

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                          Additional                  During the       Compre-
                                                                           Paid in    Subscriptions   Development      hensive
                                 Shares        Amount        Warrants      Capital      Receivable      Stage            Loss
------------------------       -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at December
31, 2006                       362,421,897       $36,242       $72,700    $1,335,659     $(892,700)   $(2,925,349)      $(40,943)
------------------------       -----------   -----------   -----------   -----------   -----------    -----------    -----------
Shares sold for cash at:
$0.05                            5,514,706           551                     299,449
$0.17                            2,000,000           200                     337,300
$0.08                            3,000,000           300                     226,296      (226,596)
$0.07                            3,050,000           305                     215,513
Additional Shares owed
at $0.0001                                                                       (83)
Prior Subscriptions
Paid                                                                         892,700
Brokerage fees                                                               (56,409)
Comprehensive Loss                                                                                                        18,296
Net loss                                                                                               (1,176,120)
------------------------       -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31,
2007                           375,986,603   $    37,598   $    72,700   $ 2,357,725   $  (226,596)   $(4,101,469)   $  (22,647)
========================       ===========   ===========   ===========   ===========   ===========    ===========    ===========


The net loss attributable to shareholders, for the quarter ending March 31, 2007, was $(1,176,120). In addition there was a comprehensive gain on currency translations of $18,296, which in combination with the $72,700 in outstanding warrants brought the total shareholders' deficiency to $(1,882,689) for the period ending March 31, 2007.

As a subsequent event, between April 1, 2007 and May 7, 2007, 1,260,345 shares were issued to satisfy prior subscription agreements.

As a subsequent event, between April 1, 2007 and May 7, 2007, 429,947 shares were issued to compensate certain investors for problems with their initial stock issuance.


Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 370,258,891 for the quarter ended March 31, 2007.The net loss attributable to common shareholders for the three month period ended March 31, 2007 was $(1,176,120). The net loss attributed to common shareholders for the first three months of 2006 was $(648,515). The net loss attributed to common shareholders since the Company's inception in December 2005, through March 31, 2007 was $(4,101,469).

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

Net deferred tax benefits in the accompanying balance sheets include the following components:

         Deferred tax assets                $1,804,646
         Less: valuation allowance          (1,804,646)
                                            ----------
         Net deferred tax benefits          $     --
                                            ==========

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $4.1 million at tax rates of 34% for Federal income taxes and 10% for state income taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three month period ended March 31, 2007.

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

Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the effect that the adoption of this interpretation will have on the Company.

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


Item 2. Management Discussion and Analysis

2.1 Overview

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

To date, MobiClear has made sales of its solutions to only one customer to improve security for internet access. Pilot studies are underway at some potential customers and the Company continues to work towards generating revenue from these sources in 2007.

Risk Factors

Risk Factors Related to Our Finances

o    If MobiClear Fails To Raise Additional Financing We Will Not Be Able To
     -----------------------------------------------------------------------
     Fund Our Ongoing Operations And Implement Our Business Plan.
     ------------------------------------------------------------
     The Company requires additional capital to support its ongoing operations. For the quarter ended March 31, 2007, the Company has minimal revenues. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o    MobiClear Has Only One Initial Revenue Generating Customer Which Makes It
     -------------------------------------------------------------------------
     Difficult To Forecast Our Future Results.
     -----------------------------------------
     The Company, to date, has only done a small scale deployment with a single customer generating less than $2,000 in revenue, as a result of this limited in-market sales experience, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    MobiClear Is A Development Stage Company And As Such Has Only One Initial
     -------------------------------------------------------------------------
     Customer For Its Products And Solutions.
     ----------------------------------------
     To date, the Company's sole customer has generated less than $2,000 in revenue. Without expanding its customer base and increasing revenues substantially, MobiClear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should MobiClear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

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



2.2 Results of Operations

The Company reported a loss of $(1,176,120) for the first quarter of 2007. For the first quarter of 2007 the weighted average shares used to calculate the loss per share amounted to 370,258,891. The Company reported a loss for the first three months of 2006 of $(648,515). The Company reported a loss since its inception in December 2005 to March 31, 2007 of $(4,101,469).

Expenses for the first three months of 2007 were $1,177,716 which included research and development, consulting and other costs relating to the dual listing on the Deutsche Borse, management and business consulting, costs for establishing pilot studies, accounting and legal fees, travel, rent and website development. Quarterly costs increased over the prior quarter primarily due to the dual listing costs, which the company incurred to attract a wider investor base in Europe. Further ongoing related costs are anticipated in the second quarter. Expenses for the first three months of 2006 were $648,515. Expenses since inception through March 31, 2007 were $4,107,749.

The first quarter of 2007 cash requirements were offset by $1,105,000 in proceeds from the sale of common stock.

As of March 31, 2007, the Company reported accounts payable of $1,633,951 and accrued expenses of $43,000 including approximately $22,000 in prior taxes and related costs, about $30,000 owed to the company's previous stock transfer agents, about $10,000 to our current stock transfer agents, approximately $1,230,000 to various management and other consultants to Mobiclear, around $127,000 for legal services to Mobiclear, about $175,000 for Mobiclear R&D consultants and Internet services, and approximately $40,000 for marketing and public relations agencies.


2.3 Liquidity and Capital Resources

Mobiclear, Inc. is a start-up company and has generated only a small amount of revenue. During the first quarter funds to support operations came primarily from the sale of common stock amounting to approximately $1,105,000. The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

Mobiclear Limited is a development stage company which needs to use equity or debt financing in order to continue operations and execute its business plans. The Company was able to raise approximately $1,105,000 in private placement during the first quarter. Subsequent to quarter end, management has initiated plans to raise $5,000,000, via an equity line of credit, which it considers will be sufficient to implement its business plans for the remainder of 2007. There can be no assurance that the Company will receive the required funds.


2.4 Stock Listing

The Company's shares are currently traded on the NASDAQ bulletin board under the symbol MBIR, and on January 31, 2007 the company cross listed MobiClear Inc. on the Deutsche Borse (Deutsche Borse: B3CA) in Germany.


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

Subsequent to this evaluation, our auditors issued comments on the Company's internal control over financial reporting as a basis for designing their auditing procedures for the purpose of expressing an opinion on the financial statements for the year ended 31st December, 2006. Their audit report highlighted their view that certain significant deficiencies and material weaknesses exist in internal controls relating to internal financial reporting and processes, equity and financing transactions and recording of notes payable.

The Certifying Officers have indicated that they are evaluating the report and are in the process of implementing corrective actions with regard to significant deficiencies and material weaknesses identified. A further evaluation of the Company's disclosure controls and procedures will be performed in the second quarter.



                            Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits


        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer.

        31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 Chief Financial Officer

        32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer

        32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MOBICLEAR, INC.


                                          /s/  Lim Wong
                                          ------------------------------------
                                               Lim Wong
                                               Chief Executive Officer;
                                               Chairman of the Board; and
                                               acting Chief Financial Officer
                                               and Principal Accounting Officer

May 14, 2007