Form 10QSB
period 2007-06-30
MOBICLEAR INC.
filed 2007-08-14
CIK 225211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-QSB

(Mark one)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended June 30, 2007

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from           to
                                            ----------    ----------

                           Commission File No: 0-10822

                                 MobiClear, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Pennsylvania                                   25-1229323
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                                    1 Wakonda
                             Dove Canyon, California               92679
                     --------------------------------------      --------
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

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on August 7, 2007: 452,054,980

Transitional Small Business Disclosure Format  Yes |_|    No  |X|

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court   Yes |X|    No  |_|

Table of Contents



Part I FINANCIAL INFORMATION..................................................1
   Item 1. Financial Statements...............................................1
      1.1 Consolidated Balance Sheets.........................................2
      1.2 Consolidated Statements of Operations...............................3
      1.3 Consolidated Statements of Cash Flows...............................4
      Notes to Financial Statements...........................................6
   Item 2. Management Discussion and Analysis................................12
      2.1 Overview...........................................................12
      2.2 Results of Operations..............................................14
      2.3 Liquidity and Capital Resources....................................15
      2.4 Stock Listing......................................................15
   Item 3. Controls and Procedures...........................................15
Part II OTHER INFORMATION....................................................16
   Item 1. Legal Proceedings.................................................16
   Item 2. Unregistered sales of equity securities and use of proceeds.......16
   Item 3. Defaults Upon Senior Securities...................................16
   Item 4. Submission of Matters to a Vote of Security Holders...............16
   Item 5. Other Information.................................................16
   Item 6. Exhibits..........................................................16

                          Part I FINANCIAL INFORMATION


Item 1. Financial Statements

The information below presents financial data of MobiClear, Inc. ("Company") as of and for the quarter ended June 30, 2007.



1.1 Consolidated Balance Sheets



                                 MobiClear, Inc. (a development stage company)
                                          Consolidated Balance Sheets


                                                                                   as of          as of
                                                                               June 30, 2007   December 31,
                                                                                 Unaudited          2006
                                                     ASSETS

CURRENT ASSETS
    Cash  and  equivalents                                                       $     2,486    $     3,263
    Escrowed funds                                                                      --          299,741
    Accounts receivable                                                                5,000           --
    Other current assets                                                              50,706         15,652
                                                                                 -----------    -----------

TOTAL  CURRENT  ASSETS                                                                58,192        318,656
                                                                                 -----------    -----------

Property, Plant and Equipment                                                         17,309           --
Less: Accumulated Depreciation                                                          (481)          --
                                                                                 -----------    -----------

Net Property, Plant and Equipment                                                     16,828           --
                                                                                 -----------    -----------


Total Assets                                                                     $    75,020    $   318,656
                                                                                 ===========    ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES
     Accounts payable                                                            $ 1,621,495    $ 1,942,167
     Commissions payable                                                                --           89,270
     Notes payable, net of discounts                                                    --          299,667
     Advance payment on stock purchase                                               638,321        300,000
     Accrued expenses                                                                109,616        101,943
                                                                                 -----------    -----------

                 TOTAL CURRENT LIABILTIES                                          2,369,432      2,733,047
                                                                                 -----------    -----------

STOCKHOLDERS'  EQUITY (DEFICIENCY)
     Common stock, par value $.0001 per share, authorized
       250,000,000,000 shares 415,260,228, and 362,421,897
       outstanding at  June 30, 2007 and Dec. 31, 2006, respectively.                 41,525         36,242
     Warrants                                                                        992,700         72,700
     Stock subscriptions due and receivable                                             --         (892,700)
     Additional  paid-in  capital                                                  1,989,772      1,335,659
     Deficit accumulated during the development stage                             (5,280,496)    (2,925,349)
     Accumulated other comprehensive loss                                            (37,913)       (40,943)
                                                                                 -----------    -----------


                 TOTAL  STOCKHOLDERS'  EQUITY (DEFICIENCY)                        (2,294,412)    (2,414,391)
                                                                                 -----------    -----------


                 TOTAL  LIABILITIES  AND
                     STOCKHOLDERS'  EQUITY (DEFICIENCY)                          $    75,020    $   318,656
                                                                                 ===========    ===========


                        The accompanying notes are an integral part of these statements.

                                                       2



1.2 Consolidated Statements of Operations



                                Mobiclear, Inc. (a development stage company)
                                    Consolidated Statements of Operations
                                                  UNAUDITED



                                      From
                                    Inception
                                   (December 2,
                                       2005)            For the 3 months              For the 6 months
                                     to Jun 30           ended June 30                 ended June 30
                                       2007           2007           2006           2007           2006
Revenues
    Net sales                       $     2,500    $     1,250    $         0    $     2,500    $         0


Costs and  expenses
   Research & Development               831,959         83,621        888,822        173,959        925,319
   General and administrative         4,456,601      1,097,190        132,509      2,184,568        744,527
                                    -----------    -----------    -----------    -----------    -----------
Total Expenses                        5,288,560      1,180,811      1,021,331      2,358,527      1,669,846
                                    -----------    -----------    -----------    -----------    -----------
  Loss from operations               (5,286,060)    (1,179,561)    (1,021,331)    (2,356,027)    (1,669,846)

Other income                              4,676           --             --             --             --
Interest income                             888            534           --              880           --
                                    -----------    -----------    -----------    -----------    -----------
Total Other Income                        5,564            534           --              880           --
                                    -----------    -----------    -----------    -----------    -----------
Net income (loss)                    (5,280,496)    (1,179,027)    (1,021,331)    (2,355,147)    (1,669,846)
                                    -----------    -----------    -----------    -----------    -----------

Other comprehensive income
(loss)
Foreign currency translation
adjustment                              (37,913)       (15,266)          --            3,030           --
                                    -----------    -----------    -----------    -----------    -----------

Total comprehensive loss            $(5,318,409)   $(1,194,293)   $(1,021,331)   $(2,352,117)   $(1,669,846)
                                    ===========    ===========    ===========    ===========    ===========

Loss per common share -
Basic:
      Net Loss                      $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                    -----------    -----------    -----------    -----------    -----------

      Net loss attributable to
             common stockholders:   $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                    ===========    ===========    ===========    ===========    ===========

   Loss per common share -
Diluted:
      Net Loss                      $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                    -----------    -----------    -----------    -----------    -----------

      Net loss attributable to
             common stockholders:   $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.


                                                     3



1.3 Consolidated Statements of Cash Flow


                                        MobiClear, Inc. (a development stage company)
                                            Consolidated Statements of Cash Flows
                                                          UNAUDITED



                                                       From
                                                     Inception
                                                    (December 2,
                                                       2005)            For the 3 months              For the 6 months
                                                     to Jun 30           ended June 30                 ended June 30
                                                    -----------    -----------    -----------    -----------    -----------
                                                        2007           2007           2006           2007           2006
                                                    -----------    -----------    -----------    -----------    -----------
   Net loss                                         $(5,280,496)   $(1,179,027)   $(1,021,331)   $(2,355,147)   $(1,669,846)

   Adjustments  to  reconcile  net  loss  to  net
     cash  used  by  operating  activities :
      depreciation                                          481            481           --              481           --
      (increase) in accounts receivable                  (5,000)        (3,750)          --           (5,000)          --
      (Increase) in other current assets                (50,706)       (16,421)          --          (35,054)          --
      Increase  in  accounts  payable                 1,565,195        (12,456)     1,021,331       (320,672)     1,669,846
      Increase  in  accrued expenses                    109,616         56,437           --            7,673           --
                                                    -----------    -----------    -----------    -----------    -----------
          Net cash used by operating activities      (3,660,910)    (1,154,736)             0     (2,707,719)             0

Cash flows from investing activities:
      purchase of fixed assets                          (17,309)       (17,309)          --          (17,309)          --
          Cash acquired in merger                        10,971           --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
          Net cash used by investing activities          (6,338)       (17,309)             0        (17,309)             0

Cash  flows  from  financing  activities:
          Proceeds  from  stock  offerings net of
commissions                                           3,069,326        709,911           --        2,382,826           --
          Advance payment on stock purchases            638,321        549,056           --          338,321           --
          Cash from Short Term Notes                    400,000           --             --             --             --
          Payments on Short Term Notes                 (400,000)       (80,000)          --         (299,667)          --
                                                    -----------    -----------    -----------    -----------    -----------

         Net  cash  provided  by  financing
 activities                                           3,707,647      1,178,967              0      2,421,480              0

Effect of currency translation on cash                  (37,913)       (15,266)             0          3,030              0

                                                    -----------    -----------    -----------    -----------    -----------
         Net  increase (decrease) in  cash                2,486         (8,344)             0       (300,518)             0

Cash and cash equivalents and escrowed funds,
beginning of period                                        --           10,830              0         10,830              0
                                                    -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents and escrow funds,
end of period                                       $     2,486    $     2,486              0    $     2,486              0
                                                    ===========    ===========    ===========    ===========    ===========

                                                              4



                                        MobiClear, Inc. (a development stage company)
                                            Consolidated Statements of Cash Flows
                                                         (Continued)



                                                      From
                                                     Inception
                                                    (December 2,
                                                       2005)            For the 3 months              For the 6 months
                                                     to Jun 30           ended June 30                 ended June 30
                                                    -----------    -----------    -----------    -----------    -----------
 Supplemental Information                              2007           2007           2006           2007           2006
 ------------------------                           -----------    -----------    -----------    -----------    -----------
Cash paid for interest                              $    82,000           --             --      $    70,083           --

Supplemental schedule of non-cash
---------------------------------
investing and financing activities:
-----------------------------------

Warrants issued in connection with stock
sales and note financing                            $   992,700    $   920,000           --      $   920,000           --


Net assets acquired as part of merger
     Cash                                           $    10,971           --             --             --             --
     Accounts payable                              ($    56,300)          --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
Net to Additional paid in capital                   $    45,329           --             --             --             --


The accompanying notes are an integral part of these statements.

                                                             5

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

Using a common technology core, MobiClear's different solutions comprise fundamentally of various adaptations of customer interfaces and applied buying scenarios for:

*    Credit card present transactions (typically retail environments)

*    Card not-present transactions (typically e-commerce environments)

* Business-to-business purchasing transactions on account (i.e. invoiced transactions)

Reverse Acquisition

On August 14, 2006, all the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. ( formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition, with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In accordance with FASB Financial Accounting Standard 141, the Company's consolidated financial statements for the business combination with MobiClear, Ltd. have been prepared with MobiClear, Ltd. as the acquiring company, using the purchase method of accounting.

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


Revenue Recognition

Revenue represents fees earned from granting licenses to customers to use the MobiClear solution. Revenue is recognized ratably over the period of the license arrangement, which is typically one year.


Going Concern Basis

At June 30, 2007 and for the fiscal year ended December 31, 2006, the Company had a net loss and negative working capital, which raised substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their audit report on the Company's financial statements for the fiscal year ended December 31, 2006. The Company's ability to continue operations will depend on positive cash flow from future operations and on its ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Employment Agreements

Effective May 1, 2007, MobiClear, Inc. entered into a one year employment contract with Mr. Anders Ericsson, CEO of MobiClear, Inc., agreeing to compensate him for his services to the Company with a monthly salary of $23,000. In addition the Company at its discretion can grant Mr. Ericsson a number of common shares equal to 1% of the shares outstanding, and options for additional shares equal to 4% of the shares outstanding, based on Mr. Ericsson's performance of his duties for the Company. At June 30, 2007, the Company had not yet paid the balance owed to Mr. Ericsson and the balance is included in accrued expenses on the balance sheet.


Equity Line with Private Investor Group

On May 1, 2007, MobiClear, Inc. entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the agreement, the investors agreed to invest up to $5,000,000 in the Company. The equity line investment can be converted to unrestricted common stock in the Company at the sole discretion of the investors. When converted, the stock will be priced based on the average of the lowest 3 closing prices for the prior 10 trading days less a 12% discount until the entire amount of the investment is subscribed. The shares are to be issued immediately upon conversion. In order to facilitate the immediate issuance of stock, the Company has issued shares to each of the investors' personal accounts at the Company's investment bank, (Perrin Holden & Davenport Capital). Upon each conversion transaction the equity balance is reduced by the amount tendered and the shares are allocated based on the formula above. The Equity Line includes a lock up provision that doubles the discount rate should the Company receive investment funds from any other source prior to October 1, 2007.

Stockholders' Equity (Deficiency)

During the quarter ending June 30, 2007, the Company entered into an Equity Line agreement with a private group of institutional and accredited investors where they invested a total of $1,225,000 in MobiClear with the ability to periodically convert their Equity Line investment into common shares at the discretion of the investors (as outlined in the note above). As of June 30, 2007 this group of investors have converted $586,709 of the $1,225,000 into 15,414,040 shares of common stock, leaving a balance of $638,291 yet to be converted as a current liability for the Advance of Payment on Stock Purchase. An additional 21,335,960 shares have been issued to these investors for future conversion. These additional 21,335,960 shares have been treated for accounting purposes as being issued at par value with a corresponding entry to Additional paid in capital. In the future if and when the price of these shares is determined and payment is received for these shares the corresponding entry to equity will be an increase to additional paid in capital. In addition, MobiClear, as part of its contract with its investor relations firm, owes this firm 300,000 shares of restricted common stock, which were issued at par value.



                                                                                                     Deficit
                                                                                                   Accumulated
                                                                        Additional      Sub-       During the      Compre-
                                                                         Paid in     scriptions    Development     hensive
                               Shares        Amount       Warrants       Capital     Receivable       Stage         Loss
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December
31, 2006                     362,421,897       $36,242       $72,700   $ 1,335,659   $  (892,700)  $(2,925,349)  $   (40,943)
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Shares sold for cash at:
$0.05                          5,514,706           551                     299,449
$0.17                          2,000,000           200                     337,300
$0.08                          3,000,000           300                     226,296      (226,596)
$0.07                          3,050,000           305                     215,513
Additional Shares owed at
$0.0001                                                                        (83)
Prior Subscriptions Paid                                                                 892,700
Brokerage fees                                                             (56,409)
Comprehensive Loss                                                                                            18,296
Net loss                                                                                (1,176,120)
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at March 31,
2007                         375,986,603   $    37,598   $    72,700   $ 2,357,725   $  (226,596)  $(4,101,469)  $   (22,647)
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Shares sold for cash at:
$0.07                          1,260,345           126                      89,056
$0.07                          1,113,482           111                      82,197
$0.06                          3,716,497           372                     224,764
$0.04                            194,900            19                       7,796
$0.03                         10,389,161         1,039                     270,411

Shares issued for future      21,335,960         2,134                      (2,134)
conversion

Shares issued to correct         429,947            43                         (43)
issuances

Additional Shares owed at        833,333            83
$0.0001
Prior Subscriptions Paid                                                                 226,596
Brokerage fees                                                            (120,000)
Warrants Issued valued at:
$0.095 (10,000,000)                                      920,000          (920,000)
Comprehensive Loss                                                                                                   (15,266)
Net loss                                                                                            (1,179,027)
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 30,
2007                         415,260,228   $    41,525   $   992,700   $ 1,989,772   $         0   $(5,280,496)  $   (37,913)
==========================   ===========   ===========   ===========   ===========   ===========   ===========   ===========




The net loss attributable to stockholders, for the quarter ending June 30, 2007, was $(1,179,027). In addition there was a comprehensive loss on currency translations of $(15,266), which in combination with the $992,700 in outstanding warrants brought the total stockholders' deficiency to $(2,294,412) at June 30, 2007.

As a subsequent event, between July 1, 2007 and August 7, 2007, MobiClear received $600,000 in additional funding as part of the Equity Line and issued an additional 36,750,000 shares to the personal accounts of the private group of investors at MobiClear's investment bank. The recent investment brings the total invested in the Equity Line to $1,825,000 for which the Company has issued a total of 73,500,000 shares, which the private group of investors continues to periodically convert.

The securities in these transactions were exempt from registration pursuant to
Section 3(a)(7) of the Securities Act of 1933, as amended.

Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average

                                       9

shares used to calculate the loss per share amounted to 389,888,138 for the quarter ended June 30, 2007, and 380,127,739 for the six months ended June 30, 2007.The net loss attributable to common shareholders for the three month period ended June 30, 2007 was $(1,179,027). The net loss attributed to common shareholders for the second three months of 2006 was $(1,021,331).

The net loss attributed to common shareholders since the Company's inception in December 2005, through June 30, 2007 was $(5,280,496).


Warrants

During the second quarter, the Company granted warrants to purchase 10,000,000 shares of common stock at $0.08 per share. These warrants were granted in connection with the issuance of short term notes payable, and also issued to investment bankers in connection with their sale of stock. These warrants have expiration dates through May 1, 2012.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, and FASB 123R, the Company recognizes cost on warrants granted based upon the Black Scholes method. Under this method, the warrants are valued by reducing the current market price of the underlying shares by the present value of the exercise price discounted, at an expected volatility of 490%; risk-free interest rate of 6%; a weighted-average contractual life of 5 years and assuming no dividends. The Black Scholes method requires the input of subjective assumptions including the expected life of the warrants and our expected stock price volatility.


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

Net deferred tax benefits in the accompanying balance sheets include the following components:

         Deferred tax assets                $  2,323,418
         Less: valuation allowance            (2,323,418)
                                            ------------
         Net deferred tax benefits          $       --
                                            ============

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $4.1 million at tax rates of 34% for Federal income taxes and 10% for state income taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three month and six month periods ended June 30, 2007.

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

To date, MobiClear has made sales of its solutions to only one customer to improve security for internet access. A pilot study has been completed at Forex bank headquartered in Sweden to enhance the security of the bank's card transactions and, based on the program's initial success, the two companies are planning to offer select card customers the opportunity to try Mobiclear's services. Pilot studies are also underway at other potential customers and the Company continues to work towards generating revenue from these sources in 2007.

On May 23, 2007, Mr. Lim Wong turned over his roles as President and Chief Executive Officer of the Company to newly hired, Mr. Anders Ericsson. Mr. Wong assumed the role of Director of New Business Development, and continues in his former roles of Chairman, Director, and Chief Accounting and Financial Officer of the Company.

Mr. Ericsson, age 45, prior to joining MobiClear, served for five years as the CEO of Global Connexion Ltd., a Zurich-based venture and consulting firm within the information technology and telephony industries. Additionally, Ericsson served in various upper management positions with Ericsson Group, Ltd., the Swedish provider of telecommunications equipment, where he was utilized for his ability to successfully roll out new products on the global stage. Further, Mr. Ericsson has led companies within the IT, telecom and Internet sectors.

Effective May 1, 2007, MobiClear, Inc. entered into a one year employment contract with Mr. Ericsson, agreeing to compensate him for his services to the Company with a monthly salary of $23,000. In addition the Company at its discretion can grant Mr. Ericsson a number of common shares equal to 1% of the shares outstanding, and options for additional shares equal to 4% of the shares outstanding, based on Mr. Ericsson's performance of his duties for the Company. Per the contract, the shares and options cannot be awarded prior to August 1, 2007, and to date have not yet been issued.

Risk Factors

Risk Factors Related to Our Finances

o    If MobiClear Fails To Raise Additional Financing We Will Not Be Able To
     -----------------------------------------------------------------------
     Fund Our Ongoing Operations And Implement Our Business Plan.
     ------------------------------------------------------------
     The Company requires additional capital to support its ongoing operations. For the quarter ended June 30, 2007, the Company had minimal revenues and net liabilities of approximately $2.1million. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o    MobiClear Has Only One Initial Revenue Generating Customer Which Makes It
     -------------------------------------------------------------------------
     Difficult To Forecast Our Future Results.
     -----------------------------------------
     The Company, to date, has only done a small scale deployment with a single customer generating less than $3,000 in revenue, as a result of this limited in-market sales experience, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    MobiClear Is A Development Stage Company And As Such Has Only One Initial
     -------------------------------------------------------------------------
     Customer For Its Products And Solutions.
     ----------------------------------------
     To date, the Company's sole customer has generated less than $3,000 in revenue. Without expanding its customer base and increasing revenues substantially, MobiClear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should MobiClear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

o    MobiClear is dependent upon Mr. Lim Wong and Mr. Anders Ericsson, the Sole
     --------------------------------------------------------------------------
     Officers of the Company.
     ------------------------
     In the event of Mr. Wong's or Mr.Ericsson's departure from MobiClear, there can be no assurance that MobiClear could ever implement its business plans.

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

The information set forth in Part I of this Quarterly Report, specifically, "Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)," is hereby incorporated by reference into this Item 2.


2.2 Results of Operations

The Company reported a loss of $(1,179,027) for the second quarter of 2007. For the second quarter of 2007 the weighted average shares used to calculate the loss per share amounted to 389,888,138. The Company reported a loss for the second quarter of 2006 of $(1,021,331). The Company reported a loss since its inception in December 2005 to June 30, 2007 of $ (5,280,496).

Expenses for the second quarter of 2007 were $1,180,811 which included research and development, consulting and other costs relating to the dual listing on the Deutsche Borse, management and business consulting, costs for establishing pilot studies, accounting and legal fees, travel, rent and website development. Quarterly costs were in line with the previous quarter. Expenses for the second quarter of 2006 were $1,021,331. Expenses since inception through June 30, 2007 were $5,288,560.

The second quarter of 2007 cash requirements were offset by $1,225,000 received as part of the Company's Equity Line agreement with a private group of investors, plus the final proceeds from the notes signed in 2006.

As of June 30, 2007, the Company reported accounts payable of $1,621,495 and accrued expenses of $109,616 including approximately $22,000 in prior taxes and related costs, about $30,000 owed to the company's previous stock transfer agents, about $6,300 to our current stock transfer agents, approximately $45,000 in employee salaries and taxes, approximately $1,041,000 to various management and other consultants to Mobiclear, approximately $151,000 to other European vendors, around $80,000 for legal services to Mobiclear, about $80,000 for Mobiclear R&D consultants and Internet services, and approximately $195,000 for marketing and public relations agencies.


2.3 Liquidity and Capital Resources

Mobiclear, Inc. is a development stage company and has generated only a small amount of revenue. During the second quarter funds to support operations came primarily from the $1,225,000 in cash received as part of the Equity Line agreement with a group of private investors. The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

Mobiclear, Inc needs to use equity or debt financing in order to continue operations and execute its business plans. The Company was able to raise approximately $1,225,000 in private placement during the first quarter. Subsequent to quarter end, management has raised $600,000, via a private placement of common stock which will be used to reduce creditors and fund short term operating costs. The company has $3,775,000 of a $5,000,000 Equity Line of credit remaining which, if received, should be sufficient to implement its business plans for the remainder of 2007.There can be no assurance that the Company will receive the required funds.


2.4 Stock Listing

The Company's shares are currently traded on the NASDAQ bulletin board under the symbol MBIR, and are cross listed on the Deutsche Borse (Deutsche Borse: B3CA) in Germany.


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

The Certifying Officers have indicated that they have evaluated the report and are in the process of implementing corrective actions with regard to significant deficiencies and material weaknesses identified. Progress has been made in addressing the weaknesses identified and that ongoing improvements will be made in the second half of the year.



                            Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Part 1 of this Quarterly Report, specifically, "Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited),
Note 2" is hereby incorporated by reference into this Part II, Item 2.

Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

   (a)   Exhibits.



           31.1 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Executive Officer.

           31.2 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Financial Officer

           32.1 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Executive Officer

           32.2 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Financial Officer


   (b)   Reports on Form 8-K

         Form 8-K was filed with the Securities and Exchange Commission on May 29, 2007 with respect to the employment agreement by and between the Company and Anders Ericsson.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBICLEAR, INC.


Signature                            Title                            Date
---------                            -----                            ----

/s/  Lim Wong                Chairman of the Board;              August 12, 2007
------------------------     Chief Financial Officer
     Lim Wong                and Principal Accounting Officer




Signature                            Title                            Date
---------                            -----                            ----

/s/  Anders Ericson          Chief Executive Officer             August 12, 2007
------------------------     and President
     Anders Ericson