Form 10QSB
period 2007-09-30
MOBICLEAR INC.
filed 2007-11-13
CIK 225211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark one)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period ended September 30, 2007

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from             to
                                            -------------  -------------

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

                                 (949) 466-4154
                (Issuer's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Number of shares of Common Stock ($0.01 par value) outstanding as of the
close of business on November 7, 2007:     492,250,232

Transitional Small Business Disclosure Format                  Yes |_|    No |X|

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court   Yes |X|    No |_|

Table of Contents



Part I FINANCIAL INFORMATION..................................................1
   Item 1. Financial Statements...............................................1
      1.1 Consolidated Balance Sheets.........................................2
      1.2 Consolidated Statements of Operations...............................3
      1.3 Consolidated Statements of Cash Flows...............................4
      Notes to Financial Statements...........................................6
   Item 2. Management Discussion and Analysis................................12
      2.1 Overview...........................................................12
      2.2 Results of Operations..............................................15
      2.3 Liquidity and Capital Resources....................................16
      2.4 Stock Listing......................................................16
   Item 3. Controls and Procedures...........................................16
Part II OTHER INFORMATION....................................................17
   Item 1. Legal Proceedings.................................................17
   Item 2. Unregistered sales of equity securities and use of proceeds.......17
   Item 3. Defaults Upon Senior Securities...................................17
   Item 4. Submission of Matters to a Vote of Security Holders...............17
   Item 5. Other Information.................................................17
   Item 6. Exhibits..........................................................18

                          Part I FINANCIAL INFORMATION


Item 1. Financial Statements

The information below presents financial data of MobiClear, Inc. ("Company") as of and for the quarter and nine months ended September 30, 2007.



1.1 Consolidated Balance Sheets

                             MobiClear, Inc. (a development stage company)
                                      Consolidated Balance Sheets

                                                                                as of
                                                                            September           as of
                                                                             30, 2007    December 31,
                                                                            Unaudited       2006
                                                ASSETS

CURRENT ASSETS
    Cash  and  equivalents                                                $    13,820    $     3,263
    Escrowed funds                                                               --          299,741
    Accounts receivable                                                         5,000           --
    Other current assets                                                       54,698         15,652
                                                                          -----------    -----------

TOTAL  CURRENT  ASSETS                                                         73,518        318,656
                                                                          -----------    -----------

Total Assets                                                              $    73,518    $   318,656
                                                                          ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES
     Accounts payable                                                     $ 1,953,941    $ 1,942,167
     Commissions payable                                                         --           89,270
     Notes payable, net of discounts                                             --          299,667
     Advance payment on stock purchase                                           --          300,000
     Accrued expenses                                                         167,333        101,943
                                                                          -----------    -----------

                 TOTAL CURRENT  LIABILITIES                                 2,121,274      2,733,047
                                                                          -----------    -----------

STOCKHOLDERS'  EQUITY (DEFICIENCY)
     Common stock, par value $.0001 per share, authorized
         250,000,000,000 shares 456,604,980, and 362,421,897
         outstanding at  Sep. 30, 2007 and Dec. 31, 2006, respectively.        45,660         36,242
     Warrants                                                               1,100,700         72,700
     Stock subscriptions due and receivable                                      --         (892,700)
     Additional  paid-in  capital                                           3,065,928      1,335,659
     Deficit accumulated during the development stage                      (6,219,004)    (2,925,349)
     Accumulated other comprehensive loss                                     (41,040)       (40,943)
                                                                          -----------    -----------
                                                                           (2,047,756)    (2,414,391)
                 TOTAL  STOCKHOLDERS'  EQUITY (DEFICIENCY)
                                                                          -----------    -----------

                 TOTAL  LIABILITIES  AND
                     STOCKHOLDERS'  EQUITY (DEFICIENCY)                   $    73,518    $   318,656
                                                                          ===========    ===========


The accompanying notes are an integral part of these statements.

                                                  2



1.2 Consolidated Statements of Operations



                                 Mobiclear, Inc. (a development stage company)
                                     Consolidated Statements of Operations
                                                   UNAUDITED



                                          From            For the 3 months             For the 9 months
                                       Inception          ended September 30           ended September 30
                                      (December 2,
                                         2005)
                                       to Sep 30

                                          2007           2007           2006           2007           2006
Revenues
    Net sales                         $     3,750    $     1,250    $         0    $     3,750    $         0


Costs and expenses
   Research & Development                 935,546        103,587         40,351        277,546        965,670
   General and administrative           5,292,934        836,333        825,898      3,020,901      1,570,425
                                      -----------    -----------    -----------    -----------    -----------
Total Expenses                          6,228,480        939,920        866,249      3,298,447      2,536,095
                                      -----------    -----------    -----------    -----------    -----------
Loss from operations                   (6,224,730)      (938,670)      (866,249)    (3,294,697)    (2,536,095)

Other income                                4,676           --            4,676           --            4,676
Interest income                             1,050            162              4          1,042              4
                                      -----------    -----------    -----------    -----------    -----------
Total Other Income                          5,726            162          4,680          1,042          4,680
                                      -----------    -----------    -----------    -----------    -----------

Net  income (loss)                     (6,219,004)      (938,508)      (861,569)    (3,293,655)    (2,531,415)
                                      -----------    -----------    -----------    -----------    -----------

Other comprehensive income
(loss)
Foreign currency translation
adjustment                                (41,040)        (3,127)       (35,708)           (97)       (35,708)
                                      -----------    -----------    -----------    -----------    -----------

Total comprehensive loss              $(6,260,044)   $  (941,635)   $  (897,277)   $(3,293,752)   $(2,567,123)
                                      ===========    ===========    ===========    ===========    ===========

Loss per common share - Basic:
      Net Loss                        $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                      -----------    -----------    -----------    -----------    -----------

      Net loss attributable
       to common stockholders:        $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                      ===========    ===========    ===========    ===========    ===========


   Loss per common share - Diluted:
      Net Loss                        $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                      -----------    -----------    -----------    -----------    -----------

      Net loss attributable
       to common stockholders:        $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
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

                                                       3



1.3 Consolidated Statements of Cash Flow


                                   MobiClear, Inc. (a development stage company)
                                       Consolidated Statements of Cash Flows
                                                     UNAUDITED



                                            From
                                          Inception
                                        (December 2,
                                            2005)           For the 3 months             For the 9  months
                                         to Sep 30          ended September 30           ended September 30
                                         -----------    -----------    -----------    -----------    -----------
                                             2007           2007           2006           2007          2006
                                         -----------    -----------    -----------    -----------    -----------
   Net loss                              $(6,219,004)   $  (938,508)   $  (861,569)   $(3,293,655)   $(2,531,415)
   Adjustments to reconcile net
loss to net
     cash used by operating
activities :
      depreciation                              --             --             --             --             --
      (Increase) in accounts
      receivable                              (5,000)          --             --           (5,000)          --
      (Increase) in other current
      assets                                 (54,698)        (3,992)        (7,213)       (39,046)        (7,213)
      Increase  in  accounts  payable      1,897,641        349,274        236,476         11,774      1,849,712
      Increase  in  accrued expenses         167,333         57,687        165,000         65,390        221,610
                                         -----------    -----------    -----------    -----------    -----------
          Net cash used by operating      (4,213,728)      (535,539)      (467,306)    (3,260,537)      (467,306)
activities

Cash flows from investing activities:
          Cash acquired in merger             10,971           --           10,971           --           10,971
                                         -----------    -----------    -----------    -----------    -----------
      Net cash provided by                    10,971              0         10,971              0         10,971
     investing activities

Cash flows from financing activities:
         Proceeds  from  stock
     offerings net of commissions          4,257,617        550,000        468,418      3,271,117        468,418
          Cash from Short Term Notes         400,000           --             --             --             --
          Payments on Short Term Notes      (400,000)          --             --         (299,667)          --
                                         -----------    -----------    -----------    -----------    -----------
                                           4,257,617        550,000        468,418      2,971,450        468,418
      Net cash provided  by
     financing activities

Effect of currency translation on cash       (41,040)        (3,127)             0            (97)             0

                                         -----------    -----------    -----------    -----------    -----------
         Net increase (decrease) in           13,820         11,334         12,083       (289,184)        12,083
cash

     Cash and cash equivalents and
     escrowed funds, beginning of
     period (indent this line)                     0          2,486              0        303,004              0
                                         -----------    -----------    -----------    -----------    -----------

     Cash and cash equivalents and
     escrow funds, end of period
     (indent this line)                  $    13,820    $    13,820    $    12,083    $    13,820    $    12,083
                                         ===========    ===========    ===========    ===========    ===========

                                                        4



                                   MobiClear, Inc. (a development stage company)

                                       Consolidated Statements of Cash Flows
                                                    (Continued)



                                          From Inception        For the 3 months           For the 9 months
                                           (December 2,        ended September 30         ended September 30
                                               2005)
                                            to Sep 30
                                           -----------    -----------   -----------    -----------   -----------
Supplemental Information:                      2007           2007          2006           2007          2006
                                           -----------    -----------   -----------    -----------   -----------

Cash paid for interest                     $    82,000           --            --      $    70,083          --

Supplemental schedule of non-cash
investing and financing activities:

Warrants issued in connection with stock
sales and note financing                   $ 1,100,700    $   108,000          --      $ 1,028,000          --
Conversion of advance payment into
common stock                                      --          638,321       300,000


Net assets acquired as part of merger
     Cash                                  $    10,971           --     $    10,971           --     $    10,971
     Accounts payable                      ($   56,300)          --     ($   56,300)          --     ($   56,300)
                                           -----------    -----------   -----------    -----------   -----------
Net to Additional paid in capital          $    45,329           --     $    45,329           --     $    45,329


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


Going Concern Basis

At September 30, 2007 and for the fiscal year ended December 31, 2006, the Company had a net loss and negative working capital, which raised substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their audit report on the Company's financial statements for the fiscal year ended December 31, 2006. The Company's ability to continue operations will depend on positive cash flow from future operations and on its ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Employment Agreements

Effective May 1, 2007, MobiClear, Inc. entered into a one year employment contract with Mr. Anders Ericsson, CEO of MobiClear, Inc., agreeing to compensate him for his services to the Company with a monthly salary. In addition, the Company shall, provided that the Company is satisfied with the performance of the Mr. Anders, award him with a number of common shares equal to 1% of the shares outstanding, and options for additional shares equal to 4% of the shares outstanding, based on Mr. Ericsson's performance of his duties for the Company. As of September 30, 2007, the Company had not yet awarded shares or options to Mr. Ericsson.


Equity Line with Private Investor Group

On May 1, 2007, MobiClear, Inc. entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the agreement, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment can be converted to unrestricted common stock in the Company at the sole discretion of the investors. When converted, the stock will be priced based on the average of the lowest 3 closing prices for the prior 10 trading days less a 12% discount until the entire amount of the investment is subscribed. The shares are to be issued immediately upon conversion. In order to facilitate the immediate issuance of stock, the Company has issued shares to each of the investors' personal accounts at the Company's investment bank. Upon each conversion transaction the equity balance is reduced by the amount tendered and the shares are allocated based on the formula above. The Equity Line includes a lock up provision that doubles the discount rate should the Company receive investment funds from any other source prior to October 1, 2007. As of October 1, 2007, MobiClear had not received funds from any other investor or investment group thereby avoiding any penalty in the discount rate. The equity table below shows the shares received at the discounted price per share. Paid in Capital is reduced by the discounted price per share for those shares converted. To date, shares have been converted by the Equity Line investors at a total discount of $976,755.



Stockholders' Equity (Deficiency)

Under the Equity Line Agreement described above, certain private investors invested $1,225,000 in MobiClear in May 2007 and an additional $600,000 in July
2007 for a total of $1,825,000 of the $5,000,000 equity line. The investors have the ability to periodically convert their Equity Line investment into common shares at their discretion (as outlined in the note above). During the second and third quarters, these investors were issued 78,050,000 shares of MobiClear common stock to use for conversion of their investment into common stock. As of the end of the third quarter, this group of investors has converted all of the $1,825,000 into 70,915,894 shares of common stock. This conversion left these investors with a balance of 7,134,106 shares that they either must return to the Company, or use toward another round of funding. As a subsequent event, between October 1, 2007 and November 7, 2007, these investors invested an additional
$700,000 in October toward the $5,000,000 equity line.

In addition, MobiClear, as part of its contract with its investor relations firm, owes this firm 300,000 shares of restricted common stock. This stock was valued at the fair market price of $0.065 a share on the date of the signing of the Company's contract with them.


                                                                                                Deficit
                                                                                            Accumulated
                                                                 Additional                   During the     Compre-
                                                                  Paid in   Subscription    Development      hensive
                             Shares      Amount     Warrants      Capital    Receivable           Stage         Loss
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Balance at December 31,   362,421,897    $36,242      $72,700   $1,335,659   $(892,700)   $ (2,925,349)    $(40,943)
2006
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Shares sold for cash at:
$0.05                       5,514,706        551                   299,449
$0.17                       2,000,000        200                   337,300
$0.08                       3,000,000        300                   226,296    (226,596)
$0.07                       3,050,000        305                   215,513
Additional Shares owed
at $0.0001                                                            (83)
Prior Subscriptions Paid                                                        892,700
Brokerage fees                                                    (56,409)
Comprehensive Loss                                                                                            18,296
Net loss                                                                                    (1,176,120)
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Balance at March 31,      375,986,603    $37,598      $72,700   $2,357,725   $(226,596)    $(4,101,469)    $(22,647)
2007
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Shares sold for cash at:
$0.07                       1,260,345        126                    89,056
$0.07                       1,113,482        111                    82,197
$0.06                       3,716,497        372                   224,764
$0.04                         194,900         19                     7,796
$0.03                      10,389,161      1,039                   270,411

Shares issued for          21,335,960      2,134                   (2,134)
future conversion

Shares issued to              429,947         43                      (43)
correct issuances

Additional Shares owed        833,333         83
at $0.0001
Prior subscriptions paid                                                        226,596
Brokerage fees                                                   (120,000)
Warrants Issued valued
at:  $0.095 (10,000,000)                              920,000    (920,000)

                                                           8



Comprehensive Loss                                                                                          (15,266)
Net loss                                                                                    (1,179,027)
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Balance at June 30, 2007  415,260,228  $ 41,525   $992,700      $1,989,772            $0   $ (5,280,496)    $(37,913)
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Shares sold for cash at:
$0.02                      17,689,292      1,770                   332,351
$0.03                      16,476,602      1,648                   518,477

21,335,960 shares                                                  384,045
converted at
$0.02

Shares issued for           7,134,106        713                     (713)
future conversion

Adjustment for reverse         44,752          4                       (4)
split shares redeemed

Brokerage fees                                                    (50,000)
Warrants Issued valued
at:  $0.022 (5,000,000)                               108,000    (108,000)
Comprehensive Loss                                                                                           (3,127)
Net loss                                                                                      (938,508)
------------------------- ------------ ---------- ------------ ------------ ------------ --------------- ------------
Balance at Sep. 30, 2007  456,604,980  $ 45,660   $1,100,700    $3,065,928           $0   $ (6,219,004)    $(41,040)
========================= ============ ========== ============ ============ ============ =============== ============


The net loss attributable to stockholders, for the quarter ending September 30, 2007, was $(938,508). In addition there was a comprehensive loss on currency translations of $(3,127), and $108,000 in new warrants issued. In the third quarter of 2006, as part of its merger with BICO, Inc. the Company performed a 1,500 to 1 reverse stock split. Over the course of the past 12 months, the Company's transfer agent has received verified redemption requests for an additional 44,752 shares than were carried on BICO's books when it emerged from bankruptcy. MobiClear, Inc. has made an adjustment for these additional shares debiting Paid in Capital for the $4 value at par. During the quarter, MobiClear issued an additional 41,300,000 shares as part of its investor Equity Line agreement, which correspondingly increased Paid in Capital by $850,828. Paid in Capital was further increased by $384,045 through the conversion of 21,335,960 shares that were issued to the Equity Line investors in the second quarter. Paid in Capital was reduced by $50,000 paid to the Company's investment bankers as part of the third quarter equity raise, and $713 for an additional 7 million shares issued to the Equity Line investors that will be converted at a future date. The net result was an increase in Shareholder Equity for the quarter of $246,656, resulting in Total Shareholder Equity of ($2,047,756) as of the end of the third quarter.

As a subsequent event, between October 1, 2007 and November 7, 2007, MobiClear received $700,000 in additional funding as part of the Equity Line and issued an additional 15,684,121 shares to the personal accounts of the private group of investors at MobiClear's investment bank. The recent investment brings the total invested in the Equity Line to $2,525,000 for which the Company has issued a total of 93,734,121shares, which the private group of investors continues to periodically convert.


Securities of MobiClear, Inc.

The securities are exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933, as amended.

                                       9



Income (Loss) Per Common Share


                                     From                For the 3 months                   For the 9 months
                                   Inception            ended September 30                 ended September 30
                                  December 2,
                                     2005)
                                   to Sep 30
                                     2007              2007             2006             2007              2006
Net loss available to
stockholders                    $  (6,260,044)   $    (941,635)   $    (897,277)   $  (3,293,752)   $  (2,567,123)
                                =============    =============    =============    =============    =============

                                -------------    -------------    -------------    -------------    -------------
Weighted-average shares
outstanding during the period     369,934,486      451,249,845      277,593,565      404,095,628      277,593,565
                                =============    =============    =============    =============    =============

Net Loss per share              $       (0.01)   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)



Net income (loss) per common share is based upon the weighted average number of common shares outstanding. The income (loss) per share does not include common stock equivalents since the effect would be anti-dilutive. The weighted average shares used to calculate the loss per share amounted to 451,249,845 for the quarter ended September 30, 2007. The net loss attributable to common shareholders for the three month period ended September 30, 2007 was $
(941,635). The net loss attributed to common shareholders for the third quarter of 2006 was $(897,277).

The net loss attributed to common shareholders since the Company's inception in December 2005, through September 30, 2007 was $(6,260,044).


Warrants

During the third quarter, the Company granted warrants to purchase 5,000,000 shares of common stock at $0.02 per share. These warrants were granted to investment bankers in connection with their sale of stock. These warrants have expiration dates through July 2, 2012.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, and FASB 123R, the Company recognizes cost on warrants granted based upon the Black Scholes method. Under this method, the warrants are valued by reducing the current market price of the underlying shares by the present value of the exercise price discounted, at an expected volatility of 313%; risk-free interest rate of 6%; a weighted-average contractual life of 5 years and assuming no dividends. The Black Scholes method requires the input of subjective assumptions including the expected life of the warrants and our expected stock price volatility.

                                       10

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

Net deferred tax benefits in the accompanying balance sheets include the following components:

         Deferred tax assets                $2,517,012
         Less: valuation allowance          (2,517,012)
                                            ----------
         Net deferred tax benefits          $     --
                                            ==========

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6.2 million at tax rates of 34% for Federal income taxes and 10% for state income taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three month and nine month periods ended September 30, 2007.

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

To date, MobiClear has made sales of its solutions to only one customer to improve security for internet access. A pilot study has been completed at Forex bank headquartered in Sweden to enhance the security of the bank's card transactions and, based on the program's initial success, the two companies are planning to offer select card customers the opportunity to try Mobiclear's services. Pilot studies are also underway at other potential customers and the Company continues to work towards generating revenue from these sources in early 2008.

Future customer prospects are focused on the Nordic and Baltic regions, Central and Eastern Europe and Asia where management feels there are significant opportunities for the Company's core technologies. From a sales and marketing perspective, MobiClear has set up several sales agency agreements in these regions, and will utilize the expertise and local knowledge of these agencies to bring the Company's products and services to market.

MobiClear announced a five-year collaboration with Transpacific Broadband Group (Philippine Bourse: TBGI), a Philippine-based telecommunications company, and Bastion Payment Systems, a Philippine-based third party processor and fraud management service and software company. Under the agreement, the parties have established a strategic business cooperative agreement for the promotion and sales of MobiClear's electronic Personal Identification Verification (PIV) solution in connection with credit and debit card transactions. The products and services will be offered throughout Asia and will be made possible using MobiClear's multi-gateway solutions in all forms of electronic business environments.

During the third quarter, MobiClear announced the application of their proprietary personal identification verification (PIV) technology to their Mobile Account solution as well as their 3G Video Bank solution. MobiClear's Mobile Account enables users of 3G wireless technology to easily perform banking and personal finance transactions such as money transfers, deposits and withdraws directly through their mobile phones in an absolute secure environment, essentially eliminating the current fraud risk that has been so prevalent with current applications.

MobiClear also announced the application of their proprietary personal identification verification (PIV) technology for use during online bank transactions. MobiClear's Internet Bank enables commercial banks to offer their clients another layer of online banking security through the use of a unique MobiClear PIN required to approve any transaction. The company believes the development of this product places them in a favorable position to benefit from the growing trend toward online banking. Further, by providing this solution, the company believes that those weary of conducting online banking transactions will be put at ease, triggering an increase in overall transactions. It is this shift in consumer's attitudes that makes the company's product line so attractive to commercial banks.

Overall the company feels that these strategic developments in Asia and product enhancements during the quarter will enable MobiClear to be better placed to exploit the opportunities available.

As a subsequent event, MobiClear's Board of Directors has appointed Simoun Ung, 40 as a Director. Mr. Ung brings extensive expertise and experience in the field of fraud prevention through his work within the credit card payment system and transaction arena. He has expert knowledge in the field of money laundering prevention. Currently, Mr. Ung serves as independent director of both Transpacific Broadband Group International, Inc. (Philippine Stock Exchange:
TBGI) and Federal Chemicals, Inc. (Philippine Stock Exchange: FED). Mr. Ung is one of the founders and directors of the Board of Bastion Payment Systems Corporation (BPSC), a premier provider of card acquiring services, fraud management software and other related services. Established in the last quarter of 2005, Bastion utilizes its in-house research and development team to develop proprietary payment solutions and systems for card processing and acquiring, card fraud management, merchant management and boarding, merchant risk control and identification, and web site payment page hosting. Mr. Ung has a Master of Business Administration from the Ivey School of Business and has been a resource speaker for the Federal Bureau of Investigation on advanced money laundering using electronic payment systems.


Risk Factors

Risk Factors Related to Our Finances

o    If MobiClear Fails To Raise Additional Financing We Will Not Be Able To
     -----------------------------------------------------------------------
     Fund Our Ongoing Operations And Implement Our Business Plan.
     ------------------------------------------------------------
     The Company requires additional capital to support its ongoing operations. For the quarter ended September 30, 2007, the Company had minimal revenues (less than $4,000) and net liabilities of approximately $2.1million. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o    MobiClear Has Only One Initial Revenue Generating Customer Which Makes It
     -------------------------------------------------------------------------
     Difficult To Forecast Our Future Results.
     -----------------------------------------
     The Company, to date, has only done a small scale deployment with a single customer generating less than $4,000 in revenue, as a result of this limited in-market sales experience, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    MobiClear Is A Development Stage Company And As Such Has Only One Initial
     -------------------------------------------------------------------------
     Customer For Its Products And Solutions.
     ----------------------------------------
     To date, the Company's sole customer has generated less than $4,000 in revenue. Without expanding its customer base and increasing revenues substantially, MobiClear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should MobiClear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

o    MobiClear is dependent upon Mr. Lim Wong and Mr. Anders Ericsson, the Sole
     --------------------------------------------------------------------------
     Officers of the Company,.
     -------------------------
     In the event of Mr. Wong's or Mr.Ericsson's departure from MobiClear, there can be no assurance that MobiClear could ever implement its business plans.

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

The information set forth in Part I of this Quarterly Report, specifically, "Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)," is hereby incorporated by reference into this Item 2.


2.2 Results of Operations

The Company reported a loss of $(938,508) for the third quarter of 2007. For the third quarter of 2007 the weighted average shares used to calculate the loss per share amounted to 451,249,845. The Company reported a loss for the third quarter of 2006 of $(861,569). The Company reported a loss since its inception in December 2005 to September 30, 2007 of $ (6,219,004).

Expenses for the third quarter of 2007 were $939,920 which included research and development, marketing, management and business consulting costs for establishing pilot studies, accounting and legal fees, travel, rent and website development. Quarterly costs were in line with the previous quarter. Expenses for the third quarter of 2006 were $866,249. Expenses since inception through September 30, 2007 were $6,228,480.

The third quarter of 2007 cash requirements were met by $600,000 received as part of the Company's Equity Line agreement with a private group of investors.

As of September 30, 2007, the Company reported accounts payable of $1,953,941and accrued expenses of $147,833 including approximately $22,000 in prior taxes and related costs, about $30,000 owed to the company's previous stock transfer agents, about $12,400 owed to our current stock transfer agents, approximately $60,000 in employee salaries and taxes, approximately $1,200,000 to various management and other consultants to Mobiclear, approximately $100,000 to other European vendors, around $150,000 for legal services to Mobiclear, about $130,000 for Mobiclear R&D consultants and Internet services, and approximately $400,000 for marketing and public relations agencies.

As a subsequent event, between October 1, 2007 and November 7, 2997, the Company negotiated with a number of its main creditors for settlement of its outstanding obligations through the issuance of the Company's common shares. The accounts payable balance in October was reduced by $478,130 through the issuance of 16,601,757 shares of MobiClear common stock. The Company plans to continue to issue its stock to reduce its current liabilities.


2.3 Liquidity and Capital Resources

Mobiclear, Inc. is a development stage company and has generated only a small amount of revenue. During the third quarter funds to support operations came primarily from the $600,000 in cash received as part of the Equity Line agreement with a group of private investors. The Company continues to rely on funds raised through the sale of common stock or other third party facilities available to it.

Mobiclear, Inc needs to use equity or debt financing in order to continue operations and execute its business plans. The Company was able to raise approximately $600,000 in private placement during the third quarter. Subsequent to quarter end, management has raised $700,000, via a private placement of common stock which will be used to reduce creditors and fund short term operating costs. The company has $3,775,000 of a $5,000,000 Equity Line of credit remaining which, if received, should be sufficient to implement its business plans through the first half of 2008. There can be no assurance that the Company will receive the required funds.

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

Our auditors issued comments on the Company's internal control over financial reporting as a basis for designing their auditing procedures for the purpose of expressing an opinion on the financial statements for the year ended December

31, 2006. Their audit report highlighted their view that certain significant deficiencies and material weaknesses exist in internal controls relating to internal financial reporting and processes, equity and financing transactions and recording of notes payable.

The Certifying Officers have evaluated the report and are in the process of implementing corrective actions with regard to significant deficiencies and material weaknesses identified. Progress has been made in addressing the weaknesses identified and that ongoing improvements will be made during this fiscal year.


                            Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Part I of this Quarterly Report, specifically, "Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited), Note 2" is hereby incorporated by reference into this Part II, Item 2.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As a subsequent event, MobiClear's Board of Directors has appointed Simoun Ung as a member of its board of directors.

Mr. Ung is 40 years old. He brings extensive expertise and experience in the field of fraud prevention through his work within the credit card payment system and transaction arena. He has expert knowledge in the field of money laundering prevention.

Currently, Mr. Ung serves as independent director of Transpacific Broadband Group International, Inc. (Philippine Stock Exchange: TBGI), Federal Chemicals, Inc. (Philippine Stock Exchange: FED). Mr. Ung also serves as Chairman of Century Peak Corporation, a mining company. Mr. Ung is one of the founders and directors of the Board of Bastion Payment Systems Corporation (BPSC), a premier provider of card acquiring services, fraud management software and other related services, and has served as its Vice Chairman since its inception in 2005. Established in the last quarter of 2005, Bastion utilizes its in-house research and development team to develop proprietary payment solutions and systems for card processing and acquiring, card fraud management, merchant management and boarding, merchant risk control and identification, and web site payment page hosting. Mr. Ung also serves as President and Director of Four Star Consulting (1988 - present), an infrastructure financing concern; as Chief Executive

Officer and Directors of CNP Worldwide Inc. (2004 - present), an internet payment service provider; and as President and Director of TwinCard Merchant Solutions, Inc. (2006 - present), a wage remittance facilitator. Mr. Ung has a Master of Business Administration from the Ivey School of Business at the University of Western Ontario and has been a resource speaker for the Federal Bureau of Investigation on advanced money laundering using electronic payment systems.

Item 6. Exhibits

   (a)   Exhibits.



           31.1 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Executive Officer.

           31.2 Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 Chief Financial Officer

           32.1 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Executive Officer

           32.2 Certification Pursuant to Section 906 of the SarbanesOxley Act of 2002 Chief Financial Officer


(b) Reports on Form 8-K

         Form 8-K filed on May 29, 2007 with respect to the appointment of Anders Ericsson as President and Chief Executive Officer of MobiClear Inc. pursuant to an employment agreement by and between Mr.Ericsson and MobiClear Inc.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBICLEAR, INC.


Signature                                Title                       Date
---------                                -----                       ----

                                Chairman of the Board;         November 12, 2007
                                Chief Financial Officer and
/s/  Lim Wong                   Principal Accounting Officer
------------------------
     Lim Wong



Signature                                Title                       Date
---------                                -----                       ----

                                Chief Executive Officer        November 12, 2007
                                and President
/s/  Anders Ericsson
------------------------
     Anders Ericsson