Form 10KSB
period 2007-12-31
MOBICLEAR INC.
filed 2008-04-15
CIK 225211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                  FORM 10-KSB
(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from           to
                                                         ----------   ----------

                           Commission File No: 0-10822
                              ---------------------

                                 MobiClear, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Pennsylvania                                    25-1229323
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                            140 Broadway, 46th Floor
                               New York, New York                  10005
                     --------------------------------------      --------
                    (Address of Principal Executive Offices)    (Zip Code)

                                 (212) 208-1448
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year:                $  5,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
April 8, 2008:                                                       $ 1,237,745

     Number of shares of Common Stock ($0.0001 par value) outstanding as of the
close of business on April 8, 2008:                                  802,900,789

Transitional Small Business Disclosure Format                 Yes |_|    No  |X|

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the
Exchange Act after the distribution of securities under a
plan confirmed by a court                                     Yes |X|    No  |_|

                                Table of Contents


Part I....................................................................     1
   Item 1 - Description of Business.......................................     1
      Item 1a Background..................................................     1
      Item 1b History and Business Model..................................     2
      Principal Products and Services.....................................     3
      Markets and Distribution............................................     4
      Intellectual Property...............................................     7
      Research and Development............................................     8
      Employees...........................................................     8
      Going Concern Considerations........................................     8
      Risk Factors........................................................    10
   Item 2 - Description of Property.......................................    12
   Item 3 - Legal Proceedings.............................................    12
   Item 4 - Submission of Matters to a Vote of Security Holders...........    12
Part II...................................................................    12
   Item 5 - Market for Common Equity and Related Stockholder Matters......    12
   Item 6 - Management's Discussion and Analysis or Plan of Operation.....    16
      Overview............................................................    16
      a.    Plan of Operation.............................................    17
      b.    Financial Condition and Results of Operations.................    17
      c.    Off-balance Sheet Arrangements................................    19
   Item 7 - Financial Statements..........................................    F1
   Notes to Financial Statements..........................................    F7
   Item 8 - Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................    20
   Item 8A - Controls and Procedures......................................    20
   Item 8B - Other Information............................................    21
Part III..................................................................    22
   Item 9 - Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............    22
   Item 10 - Executive Compensation.......................................    24
   Item 11 - Security Ownership of Certain Beneficial Owners and
             Management Related Stockholder Matters.......................    26
   Item 12 - Certain Relationships and Related Transactions ..............    27
   Item 13 - Exhibits.....................................................    28
   Item 14 - Principal Accountant Fees and Services.......................    30

Part I


Item 1 - Description of Business

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 K"), including but not limited to statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MobiClear, Inc. ("MobiClear", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2007.

Item 1 (a)

Background

MobiClear, Ltd. began operations in the United Kingdom on December 2, 2005. On May 24, 2006, MobiClear, Inc. (formerly known as BICO, Inc. the "Company") signed a letter of intent to acquire MobiClear, Ltd. in a reverse merger. MobiClear, Ltd. specializes in electronic Personal Identification Verification
(PIV) solutions in connection with credit/debit card transactions. MobiClear, Ltd.'s multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing to $20 billion annually. MobiClear, Ltd.'s answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear, Ltd.'s identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

On July 1, 2006 the Company signed a definitive agreement to acquire 100% of the issued and outstanding stock of MobiClear, Ltd. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, the Company conducted a 1 for 1500 share reverse stock split and the name of the company was changed from BICO, Inc. to MobiClear, Inc. Upon the completion of the acquisition of MobiClear, Ltd., on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.

Upon filing of the articles of amendment to the Company's certificate of incorporation, the Company changed its name to MobiClear, Inc. on November 30, 2006. In addition, the Company amended its by-laws to provide that the Company may have any number of members of its board of directors up to six (6).

In exchange for all of the issued and outstanding shares of MobiClear, Inc., the Company issued to the shareholders of MobiClear Ltd., Seafield Resources Limited, 235,699,530 shares of common stock of MobiClear, Inc. Such issuance represented 85% of the issued and outstanding shares of the Company. In addition, the members of the Board of Directors resigned and Mr. Lim Wong, Managing Director of MobiClear, Ltd. was appointed as the sole member of the Board of Directors and Chief Executive Officer and President.

On November 7, 2007 MobiClear Inc. (MobiClear - Philippines) was incorporated in the Philippines with the Company subscribing for a one-third equity interest and the remaining two-thirds equity interest being subscribed for by Bastion Payment Systems Corporation. MobiClear - Philippines has been setup solely to market the MobiClear products and solutions in the Philippines and Asia.

Item 1 (b)

History of MobiClear, Ltd.

MobiClear Ltd., a wholly owned subsidiary of the Company, was formed under the laws of England and Wales in December 2005.

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

         Credit card cloning,
         Credit card theft,
         Credit card not present (i.e. as in the case of e-shopping) Identity theft


Business Model

Management believes that the use of all forms of credit cards is enjoying double-digit growth as their presence in both Business-to-Customer (B2C) and Business-to-Business (B2B) transaction environments continues to increase.

Most notably, management understands that the use of credit cards is being increasingly encouraged by police and governmental agencies in many countries as the physical movement of money continues to present a major risk of robbery. Governmental pressure on banks and others to improve credit card security remains firm. Notwithstanding such risks, the logistics and physical handling of cash is also extremely expensive for all parties involved in the process chain. Retailers now frequently offer cash-back services to their customers to avoid the cost and risk associated with carrying of large amounts of cash. As a consequence, credit and payment card instruments potentially constitute a superb alternative to cash if security can be far better assured.

Even with the increased use of smart chips, increases in card proliferation and usage brings corresponding increases in fraud. Card cloning, card theft and card-not-present (i.e. in internet transactions) represent approximately 60 % of the total losses. According to the research firm, Financial Insights, worldwide credit card fraud for online transactions only could cost businesses as much as 60 billion USD in 2005.

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

Significantly, the consequences of fraudulent practices associated with credit cards are especially evident in end-user reticence towards web-shopping, and other financial transactions over the internet, including web-banking. Thus management believes that the internet as a well-trusted and reliable commercial transaction platform is not yet able to realize its full power and potential.

In order to take credit card usage to the next level, both card issuers as well as the growing e-commerce market as a whole has an urgent need to simplify the ordering and payment processes for the consumer. In basic terms, this means taking complexity out of the process as seen from the buyer's perspective.

MobiClear provides innovative and unique patented (pending) solutions to address the above security problems across the entire value chain encompassing card-issuers, retailers, e-commerce and end-users. Simply put, management believes that MobiClear's technology provides that every purchase made with a credit card, either in a store or on-line automatically initiates a call to the user's personal mobile phone. The transaction is confirmed by the legitimate user by entering a unique MobiClear PIN code matched in MobiClear' secure database with the phone number and other parameters. No transaction can be completed without this simple approval procedure. This affords the card owner confidence to use his or her card in all types of buying situations and virtually eliminates losses from illicit use, as security is managed through networks other than the single transaction network which is the case today. Management believes that the chances that a person with criminal intent can break through the three additional layers of security provided by MobiClear in comparison with today's effectively one layer are extremely remote.

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

To date, MobiClear has not made any significant sales of its solutions.

Future applications may include added value services such as:

*    Database audit trails
*    e-Warranty Management

* 3G applications for MobiClear and vendor logo transmission and advertising via mobile phones
* Up-selling information to end-user through 3G-based CRM(1) and e-CRM applications
*    End-user activation and de-activation of credit cards
*    End-user defined, card credit limits with real-time variability
* End-user subscriptions for registration and management of multiple credit cards

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

Between 2008 and 2009, MobiClear solutions will also be directed towards

*    Global credit card issuers of own branded cards (e.g. American Express);
*    Mobile telecom operators;
*    Branded retail card issuers (e.g. Shell, IKEA, Walmart, etc.);

MARKET SIZE

Due to the sensitive nature of losses from fraud, credit card companies are reluctant to release exact data. It is therefore not possible at this point to estimate market size for each of the target segments.

According to the research firm, Financial Insights, worldwide credit card fraud for online transactions only could cost businesses as much as 60 billion USD in 2005,. Assuming that MobiClear can address 10% of this online market this would correspond to a reduction of some 6 billion USD in worldwide credit card fraud, taking into account an expected increase in card use balanced against improved security through the use of smart chips and other security measures.

CUSTOMER BENEFITS

The impact of MobiClear solutions in the various target markets will vary considerably in terms of magnitude but in all cases, management believes that the benefits are significant. Benefits for each of MobiClear's primary markets may include the following:

WEBSHOPS

Key Benefits
*    Elimination of losses from credit card-related fraud and charge-back;
* Enhanced attractiveness of web-shopping due to radically improved user confidence in card security;
*    Increased sales due to simplified user-interaction;
*    No capital investment required; and
*    Reduced administrations costs for fraud responses.

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

MobiClear has filed patents covering its technology in Europe, United States and China which cover a broad spectrum of integrated services centered around Personal Identity Verification (PIV). The MobiClear core solution may be described as an integration of the processes in multi-level communication, cross-check and access gateway servers. With this in mind, the patent- pending technology includes not only the specific payment and card protecting processes, but also the underlying processes enabling added-value services.

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

The Patent Cooperation Treaty application (international) has been redefined and a new application, which comprises a finely tuned and optimized combination of two previously submitted patent applications, will be submitted in early 2008. This will deliver the best protection of the combination of secure transaction through Personal Identity Verification (PIV) and embedded search power, forming an application of the highest market value.

Initial product definitions addressing applications for different target markets have been completed and will be presented on the MobiClear(TM) website, www.mobiclear.com, as they are released. Solutions for web shopping are available now.

Research and Development

MobiClear is a technology driven corporation. Its principle product and service is using technology to better secure the authorization of credit card payments using the wireless telephone network. Since its inception, MobiClear has spent $991,690 on research and development.

Employees

Through the year ending December 31, 2007, the Company had three (3) employees.


Employment Agreements

As of January 1, 2007, Lim Wong and the Company executed an employment agreement wherein Mr. Wong served as the President and Chief Executive Officer of the Company for a base salary of $36,000 per year and a term of three (3) years. In addition, Mr. Wong also has a consulting agreement between MobiClear Ltd. and Goulard Ltd., a Cyprus company wholly owned by Mr. Wong, entered into in 2006. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays $2,200 per day of consulting services provided. The Consulting Agreement can be terminated by either party with 90 days notice. In May 2007 Mr. Wong stepped down as President and Chief Executive Officer and the Company entered into an employment agreement with Mr. Anders Ericsson as President and Chief Executive Officer for a one (1) year term with a base salary of $276,000.

The Employment Agreement between MobiClear Inc. and Mr. Ericsson is dated May 29, 2007 provides that Mr. Ericsson shall perform and discharge the duties that may be assigned to him by the Board of Directors of MobiClear. The employment agreement also provides for an annual salary of $276,000; a one (1) year term; and, subject to the discretion of the Board of Directors of MobiClear Inc., a stock grant up to one (1) percent of the total issued and outstanding common stock of MobiClear; and a stock option of up to four (4) percent of the total issued and outstanding common stock of MobiClear. On December 1, 2007, Mr Ericsson received 3,908,049 shares of common stock of MobiClear and on August 1, 2007an option to purchase 15,632,196 shares of common stock of MobiClear with an exercise price of $0.07 per share. The Option expires August 1, 2010.

Messers. Wong and Ericsson also serve as the officers and directors of Mobiclear Ltd., a wholly owned subsidiary to the Company for which they each receive director fees of $3,000 per month.


On March 18, 2008, the Company and Kenneth Telford entered into an employment agreement whereby Mr. Telford was appointed as the Chief Financial Officer of the Company. The Employment Agreement between MobiClear Inc. and Mr. Telford provides that Mr. Telford shall perform and discharge the duties that may be assigned to him by the Board of Directors of MobiClear. Mr. Telford duties may be on a full or part time basis as required by the Board of Directors of the Company. The employment agreement provides for an annual salary of $204,000 (provided that Mr. Telford works full time for MobiClear and such salary shall be reduced in the event of part time duties); a one (1) year term; and, a stock grant up to one (1) percent of the total issued and outstanding common stock of MobiClear; and a stock option of up to four (4) percent of the total issued and outstanding common stock of MobiClear.

Consulting Agreement

On December 1, 2007, the Company and Simoun Ung entered into an agreement whereby Mr. Ung was appointed as a member of the board of directors of the Company. The agreement provides that Mr. Ung will serve on the board of directors for a term of one year. In addition, pursuant to the agreement Mr. Ung was granted 4,520,500 shares of common stock of the Company and a stock option to purchase that number of shares of common stock of the Company, which as of December 1, 2007 represents approximately one percent (1%) of all of the issued and outstanding shares of common stock of the Company (4,520,500 shares of common stock) for each instance (up to four as provided herein) within a three
(3) year period wherein the Company consummates an agreement to sell or license the Company's products and services to a financial institution from sources which are introduced to the Company by Mr. Ung; provided, however that the maximum number of shares subject to the option shall be that number of shares which equal four percent (4%) of all of the issued and outstanding shares of common stock of the Company as of the date of your acceptance. The option shall:
(i) have an exercise price per share equal to the last sale price of the shares of common stock of the Company on the date prior to your acceptance as quoted on the OTC electronic quotation system; (ii) vest in full immediately upon grant;
(iii) shall be exercisable for a period of three (3) years from the date of grant (regardless of whether or not Mr. Ung remains a member of the board of the Company. As of the date of this report, Mr. Ung has not received nor earned any options. This agreement was subsequently amended to eliminate the issuance of approximately 1% of all the issued and outstanding shares of common stock in up to four instances over 3 years and instead on December 1, 2007 Mr. Ung was granted options to purchase 18,082,000 shares of common stock, being approximately 4% of all the issued and outstanding shares of the Company. The options are exercisable at $0.014 per share until December 1, 2010.

On March 14, 2008, Mr. Ung received 4,520,500 shares of common stock of
MobiClear.



Going Concern Considerations

At December 31, 2007, and for the fiscal year then ended, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to qualify their report on our financial statements. For the fiscal year ended December 31, 2007, we had revenues of only $5,000. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.


Risk Factors

Risk Factors Related to Our Finances

o    If MobiClear Fails To Raise Additional Financing We Will Not Be Able To
     -----------------------------------------------------------------------
     Fund Our Ongoing Operations And Implement Our Business Plan.
     ------------------------------------------------------------
     The Company requires additional capital to support its ongoing operations. For the fiscal year ended December 31, 2007, the Company had insignificant revenues. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders.

o    MobiClear's Insignificant Revenues Makes It Difficult To Forecast Our
     ---------------------------------------------------------------------
     Future Results.
     ---------------
     As a result of having insignificant revenues, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

o    MobiClear Is A Development Stage Enterprise And As Such Has Not Made Any
     ------------------------------------------------------------------------
     Significant Sales Of Its Products And Solutions.
     ------------------------------------------------
     MobiClear may not be able to execute its business plans due to failure to raise funds for working capital, competition or the lack of a market for its products and solutions for any other reason. Should MobiClear fail to successfully create a market for its products and solutions, the Company may need to cease operations entirely.

o    MobiClear is dependent upon Mr. Lim Wong, the Chairman of the Board of
     ----------------------------------------------------------------------
     Directors and Mr. Anders Ericsson the Chief Executive Officer and
     -----------------------------------------------------------------
     President.
     ----------
     In the event of either Mr. Wong's or Mr. Ericsson's departure from MobiClear, there can be no assurance that MobiClear could ever implement its business plans.

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

o    MobiClear is Dependent Upon its Partners to Execute its Business Plans.
     -----------------------------------------------------------------------
     We have 2 partnership agreements and are reliant on Bastion Payment Systems Corporation to provide hosting services in the Asia-Pacific region, technology development and support services, and provide marketing in Asia-Pacific through, Mobiclear-Philippines, and on Ironroad Global Mobile Services to provide mobile security services with 3G video solutions. We cannot guarantee that our partners will be able to provide these services to effectively support our operations and develop our products to meet customer requirements.

Risk Factors Related to Our Stock

o    MobiClear's Common Stock May Be Affected By Limited Trading Volume And May
     --------------------------------------------------------------------------
     Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell
     ---------------------------------------------------------------------------
     Shares Of Our Common Stock.
     ---------------------------
     There can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

     MobiClear's Common Stock May be Affected by Issuances of Common Stock.
     ----------------------------------------------------------------------
     In Connection with Any Financing. The Company needs to raise capital in order to continue its operations. The Company may raise capital by issuing shares that are exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933, as amended, and the order of the Bankruptcy Court with respect to the Company. Pursuant to the Bankruptcy Court order and
     Section 3(a)(7), the shares issued may be issued without restrictive legend. Accordingly, if the Company undertakes such a financing by issuing its shares of common stock without restrictive legend, the shares may be sold in the public market. This creates an immediate dilution to the Company's shareholders and could cause our stock price to decline.

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


Item 2 - Description of Property

The Company does not currently own any real property. The Company utilizes managed office space at 140 Broadway, 46th Floor, New York, New York 10005 for a cost of $275 per month. The Company also leases office space in London, United Kingdom for approximately $590 per month.


Item 3 - Legal Proceedings

We are not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders.


Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the OTC Bulletin Board under the symbol MBIR.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2007 and 2006 as well as the first quarter of 2008 to date. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                Low           High

Fiscal Year Ending December 31, 2008:
  Quarter ending March 31, 2008                $0.0016       $0.02

Fiscal Year Ended December 31, 2007:
  Quarter ended December 31, 2007               0.01          0.03
  Quarter ended September 30, 2007              0.02          0.07
  Quarter ending June 30, 2007                  0.02          0.12
  Quarter ended March 31, 2007                  0.07          0.15

Fiscal Year Ended December 31, 2006:
  Quarter ended December 31, 2006               0.01          0.21
  Quarter ended September 30, 2006*             0.09          0.45
  Quarter ending June 30, 2006*                 0.15          0.60
  Quarter ended March 31, 2006*                 0.15          0.60

* adjusted for reverse stock split




As of February 14, 2008, the Company had approximately 6,798 Shareholders of Record

The Company announced on 31st January, 2007 that the company has cross listed MobiClear Inc. on the Deutsche Borse (Deutsche Borse: B3CA) in Germany, making it easier for Europeans to trade MobiClear shares.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

The Company has no equity compensation plans.


Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations or make acquisitions.


In 2006 the Company entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the agreement, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment is to be converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock is priced based on the average of the lowest 3 closing prices for the prior 10 trading days less a discount of 12% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $445,090 for the year ended December 31, 2007 and have been charged to operations.


At December 31, 2007 investors have advanced $3,335,000 of which $2,829,665 has been converted into 118,055,677 shares of common stock. As at December 31, 2007 there is an outstanding balance of $538,219, including net unamortized debt discount of $32,884, available for conversion.

During 2007, the Company:

     o Issued 5,514,706 shares of common stock for the total of $300,000 received during 2006.
     o Issued 123,889,010 shares of common stock for total proceeds of $3,393,761 as follows:
          o    2,000,000 shares for proceeds of $337,500
          o    3,000,000 shares for proceeds of $226,596
          o    4,310,345 shares for proceeds of $305,000
          o    50,874,336 shares for proceeds of $1,225,000
          o    24,391,441 shares for proceeds of $600,000
          o    38,049,608 shares for proceeds of $699,665
          o    429,947 share for proceeds of $nil
          o    833,333 share for proceeds of $nil
          o    Commissions of $336,408 were paid in relation to these issuances.
     o On November 5, 2007 issued 6,000,000 shares of common stock for services with a total fair value of $138,000.
     o On December 7, 2007 issued 300,000 shares of common stock for services with a total fair value of $19,500.
     o On December 19, 2007 issued 5,000,000 shares of common stock for services with a total fair value of $67,500.
     o On December 1, 2007 issued 3,908,049 shares of common stock for services received from a related party with a fair value of $49,632.
     o On October 22, 2007 issued 1,859,340 shares of common stock for settlement of debt with a fair value of $53,549
     o On October 22, 2007 issued 1,804,917 shares of common stock for settlement of debt with a fair value of $51,982.
     o On October 22, 2007 issued 2,520,833 shares of common stock for settlement of debt with a fair value of $72,600.
     o On October 22, 2007 issued 6,944,444 shares of common stock for settlement of debt with a fair value of $200,000.
     o On October 22, 2007 issued 3,472,222 shares of common stock for settlement of debt with a fair value of $100,000
     o On November 11, 2007 issued 6,694,285 shares of common stock for settlement of debt with a fair value of $151,778
     o On December 31, 2007 issued 5,770,833 shares of common stock for settlement of debt with a fair value of $69,250
     o On December 31, 2007 issued 1,000,000 shares of common stock for settlement of debt with a fair value of $12,000
     o On December 31, 2007 issued 3,318,784 shares of common stock for settlement of debt with a fair value of $79,651
     o On December 31, 2007 issued 5,384,250 shares of common stock for settlement of debt with a fair value of $64,611
     o On December 31, 2007 issued 4,520,444 shares of common stock for settlement of debt with a fair value of $122,052
     o On October 2, 2007 issued 3,359,375 shares of common stock being the fair value, calculated on a cashless basis, of options to acquire 5 million shares of the Company
     o In 2008 issued 172,237,053 shares of common stock against the conversion of $505,335 of equity line funds received in 2007
     o On February 22, 2008 issued 25,000,000 shares of common stock against the conversion of $300,000 of equity line funds received in 2008
     o On March 9, 2008 issued 4,909,785 shares of common stock for settlement of debt with a fair value of $29,217

     o On March 14, 2008 issued 4,520,500 shares of common stock to a director for accrued services with a fair value of $63,287
     o On March 21, 2008 issued 4,784,696 shares of common stock for settlement of debt with a fair value of $35,407
     o On March 21, 2008 issued 5,300,000 shares of common stock for settlement of debt with a fair value of $53,000
     o On March 22, 2008 issued 12,130,482 shares of common stock for settlement of debt with a fair value of $55,315 with a related party
     o On March 22, 2008 issued 11,295,176 shares of common stock for settlement of debt with a fair value of $51,506
     o On March 22, 2008 issued 8,994,956 shares of common stock for settlement of debt with a fair value of $41,016

Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenue, the accounting for stock-based compensation and equity to be three of the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.



Overview

MobiClear, Ltd., a subsidiary of the Company, was founded in the United Kingdom on December 2, 2005. On May 24, 2006, the Company signed a letter of intent to acquire MobiClear, Ltd. MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear estimates that credit/debit card fraud on the Internet and in brick and mortar stores is growing and the cost to businesses of fraud on internet transactions could be as high as $60 billion annually. MobiClear's answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

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

Upon filing of the articles of amendment to the articles of incorporation, the Company changed its name to MobiClear, Inc.

In exchange for all of the issued and outstanding shares of MobiClear, Ltd., the Company issued to the shareholders of MobiClear, Seafield Resources Limited, 235,699,530 shares of common stock of MobiClear, Inc. Such issuance represents an issuance of 85% of the issued and outstanding shares of the Company. In addition, the members of the Board of Directors and officers of the Company resigned and Mr. Lim Wong, former President of MobiClear, Ltd was appointed as the sole member of the Board of Directors and Chief Executive Officer and President.

a.   Plan of Operation

The Company's continued operation was and continues to be dependent on raising sufficient funds through the sources available to it, primarily issuance of stock either through private placement or facilities in place with our investor partners. Since December 31, 2007, $300,000 has been raised from these sources to reduce the accounts payable balance and to support ongoing monthly expenses which are approximately $150,000 per month. In addition, management has entered into an agreement for a private placement of $200,000 and also is in negotiations with certain of our creditors to issue stock rather than pay cash to reduce our current liabilities.

The Company has signed contracts with customers and it is anticipated that we will have our first revenue by the end of the third quarter of 2008. However, management estimates that it will still need to raise an additional amount of approximately $2 million throughout 2008 to repay its creditors and to enable it to continue operations and properly launch its product. It is anticipated that approximately $250,000 of this will be used to pay off existing accounts payable, with the balance used for continuing operations and market expansion. We plan to settle the balance of existing accounts payable through the issuance of stock.

As of December 31, 2007 the Company had three (3) full time employees and utilizes the services of consultants and partners to effectively perform its operations.

b.   Financial Condition and Results of Operations

Results of Operations

The Company is a start-up company and does not yet generate any significant revenue. We continue to rely on funds raised through the sale of common stock or other third party facilities available to it. As of December 31, 2007, we were in immediate need of equity or debt financing in order to continue operations and execute our business plans. There can be no assurance that we will raise the required funds.

The Company had a net loss for the year ended December 31, 2007 of approximately $6.5 million as compared to a net loss for the year ended December 31, 2006 of approximately $2.9 million. The net losses accumulated since inception amount to approximately $9.4 million. The increased loss for the year ended December 31, 2007 is primarily attributable to increased costs associated with the raising of equity capital, employee costs, including both wages and costs recognized for the accounting of shares and options issued, consulting costs and investor relations.

During 2007 we incurred General and Administrative costs of approximately $5.6 million, as compared to approximately $2.2 million for 2006. The increase related primarily to increases in investor relations and listing costs, employee wages, financing costs and costs associated with the issue of shares and options to employees and directors. This increase was partially offset by a reduction in research and development costs of approximately $658,000 during 2006 as compared to approximately $334,000 during 2007.



Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and the credit of vendors to fund our activities. During the fiscal year ended December 31, 2007 we used cash of approximately $4.3 million for operating activities and approximately $28,000 for investing activities, which were funded by net cash of approximately $4.0 million from financing activities and the balance of cash on hand at December 31, 2006 of approximately $300,000.
During the year ended December 31, 2006 we used cash of approximately $1.0 million for operating activities which was provided by approximately $1.3 million from financing activities.

The Company has not yet started to generate significant revenues and still has substantial ongoing losses and does not have enough cash to satisfy its cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended December 31, 2007, as in the previous year, our auditors stated that conditions exist that raise substantial doubt as the ability of the our Company to continue as a going concern.

The Company's working capital deficit at December 31, 2007 was approximately
$2.0 million as compared to a deficit of approximately $2.4 million at December
31, 2006. At December 31, 2007 we had an accumulated deficit of approximately
$9.4 million and stockholders' deficiency of approximately $2.0 million as compared to an accumulated deficit of approximately $2.9 million and total stockholders' deficiency of approximately $2.4 million at December 31, 2006.

Based on the Company's current level of expenditures, it is estimated that cash of approximately $450,000 per quarter will be required to fund operations through December 31, 2008. Actual expenditures will depend both on the level of expenditures and the availability of funds.

We intend to rely on the sales of our products and services as well as on the sale of securities and loans from stockholders and others to meet our cash requirements. We may seek to sell common or preferred stock in private placements. Other than the $300,000 raised by a equity line of credit in the first quarter of 2008 and an agreement entered into on April 11, 2008 for an additional $200,000 of an equity line of credit, we have no official commitments for anyone to purchase our common or preferred stock or to loan funds; however, we are in discussions with various institutional funds and private investors relating to potential funding. There is no assurance that we will be able to raise additional funds or to do so at a cost that will be economically viable.



Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of consolidated operations for the year ended December 31, 2007:



                     1st Quarter      2nd Quarter      3rd Quarter        4th Quarter
                    ------------     ------------      -----------      ------------
                           2007              2007             2007              2007
                           ----              ----             ----              ----
                                              (in thousands)
Income                   $ 1.25            $ 1.25           $ 1.25            $ 1.25
Operating Expenses     1,177.35          1,180.25           939.75          3,196.15
                    ------------     ------------      -----------      ------------
Operating (Loss)       (1,176.1)         (1,179.0)          (938.5)         (3,194.9)
                    ------------     ------------      -----------      ------------
Net (Loss)             (1,176.1)         (1,179.0)          (938.5)         (3,194.9)
                    ============     ============      ===========      ============

                                          18

During the fourth quarter, the company recorded discounts on sales of equity under the Equity Line of Credit totaling $477,974, of these discounts, $49,651 should have been recorded in the first quarter, $170,930 should have been recorded in the second quarter, and $97,674 should have been recorded in the third quarter. Additionally, the company recorded equity based compensation in the fourth quarter of $728,938, which should have been recorded during the third quarter. The Company feels that a restatement of the prior quarters is not necessary based on the materiality of these transactions.

c.       Off-balance Sheet Arrangements

MobiClear, Inc. has no off-balance sheet arrangements.

Item 7 - Financial Statements

The information below presents financial data of the Company as of and for the year ended December 31, 2007.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
MobiClear, Inc.

We have audited the accompanying balance sheet of MobiClear, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2007, and for the period from December 2, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MobiClear, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the each of the two years ended December 31, 2007, and for the period from December 2, 2005 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon its ability to generate revenue and raise capital through the issuance of equity and or debt securities. The Company also has incurred operating losses of $9,413,833 since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Goff Backa Alfera & Company, LLC
---------------------------------------
     Goff Backa Alfera & Company, LLC


Pittsburgh, Pennsylvania

April 14, 2008

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2007


Assets


Current assets:
          Cash                                                      $    26,103
          Other receivable                                               36,084
          Prepaid expenses and deposits                                   5,346
                                                                    -----------
          Total current assets                                           67,533

Noncurrent assets:
          Investment in affiliate                                        17,460
          Property and equipment, net                                     8,514
                                                                    -----------
          Total noncurrent assets                                        25,974

Total assets                                                        $    93,507
                                                                    ===========


Liabilities and Stockholders' Deficiency

Current liabilities:
          Accounts payable                                          $ 1,452,005
          Accrued expenses                                               40,311
          Accrued compensation                                           60,511
          Equity line of credit, net of debt discount                   538,219
                                                                    -----------

Total liabilities                                                     2,091,046
                                                                    -----------

Stockholders' Deficiency
       Common stock:
          $0.0001 par value, authorized 250,000,000,000 shares
          issued and outstanding 553,728,141 shares                      55,373
       Additional paid in capital                                     7,408,705
       Deficit accumulated during the development stage              (9,413,833)
       Accumulated other comprehensive loss                             (47,784)
                                                                    -----------
          Total stockholders' equity                                 (1,997,539)
                                                                    -----------
Total liabilities and stockholders' deficiency                      $    93,507
                                                                    ===========


See accompanying notes to consolidated financial statements



MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006
and the cumulative period from inception on December 2, 2005 to December 31, 2007



                                                                                 Cumulative from
                                                                                   inception on
                                                                                    December 2,
                                                                                      2005 to
                                                                                    December 31,
                                                      2007             2006             2007
                                                 -------------    -------------    -------------

Revenue                                         $       5,000    $        --      $       5,000
                                                -------------    -------------    -------------



Expenses:
                General and administrative          5,606,642        2,244,397        7,878,675
                Research and development              333,690          658,000          991,690
                                                -------------    -------------    -------------
                                                    5,940,332        2,902,397        8,870,365

Other income (expense):
                Interest expense                      (76,235)            --            (76,235)
                Discounts on common stock            (477,974)            --           (477,974)
                Other income                             --              4,676            4,676
                Interest income                         1,947                8            1,955
                                                -------------    -------------    -------------
                                                     (552,262)           4,684         (547,578)
                                                -------------    -------------    -------------

Loss from operations                               (6,487,594)      (2,897,713)      (9,412,943)

Equity loss of affiliate                                 (890)            --               (890)

Net loss                                        $  (6,488,484)   $  (2,897,713)   $  (9,413,833)
                                                =============    =============    =============

Net loss per share - basic and diluted          $       (0.02)   $       (0.01)
                                                =============    =============

Weighted average number of shares outstanding     428,969,617      302,841,021
                                                =============    =============


See accompanying notes to consolidated financial statements





MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss For the years ended December 31, 2007 and 2006 and the period from inception on December 2, 2005 to December 31, 2005




                                           Common stock                 Additional        Stock
                                             Number of                   paid-in      subscriptions
                                              Shares        Amount       captial        receivable
                                            -----------   -----------   -----------    -----------

Balance at December 2, 2005                       1,000   $     1,721   $    (1,721)          --
Net loss                                           --            --            --             --

                                            -----------   -----------   -----------    -----------
Balance December 31, 2005                         1,000   $     1,721   $    (1,721)   $         0

Net loss                                           --            --            --             --
Foreign currency translation                       --            --            --             --

Comprehensive loss                                 --            --            --             --

Shares issued as part of
  merger                                    277,592,565        26,038       (26,038)          --
Net liabilities assumed as
  part of merger                                   --            --         (45,329)          --

Common stock issued for cash
  received                                   60,168,332         6,017       743,983           --

Common stock subscribed                      24,000,000         2,400       890,300       (892,700)

Common stock issued for
 services received                              660,000            66           (66)          --

Warrants                                           --            --          72,700           --

Commissions                                        --            --        (225,470)          --

                                            -----------   -----------   -----------    -----------

Balance December 31, 2006                   362,421,897        36,242     1,408,359       (892,700)

Net loss                                           --            --            --             --
Foreign currency translations                      --            --            --             --

Comprehensive loss                                 --            --            --             --

Receipt of stock subscriptions                     --            --            --          892,700

Common stock adjust from
pre-merger share consolidation                   44,752             4            (4)          --

Common shares issued for cash
  received in 2006                            5,514,706           551       299,449           --

Common stock issued for cash rece           123,889,010        12,390     3,381,371           --

Discount on common stock issued
   for cash                                        --            --         445,090           --

Common stock issued for services             11,300,000         1,130       223,870           --

Common stock issued to related parties
for services                                  3,908,049           391        49,241           --

Common stock issued for settlement
  of debt                                    43,290,352         4,329       973,143           --

Common stock issued for exercise              3,359,375           336          (336)          --

Options issued to related parties
for services                                       --            --         964,930           --

Commissions                                        --            --        (336,408)          --
                                            -----------   -----------   -----------    -----------

Balance December 31, 2007                   553,728,141   $    55,373   $ 7,408,705    $         0
                                            ===========   ===========   ===========    ===========





MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss For the years ended December 31, 2007 and 2006 and the period from inception on December 2, 2005 to December 31, 2005 (CONTINUED)



                                                                            Deficit
                                            accumulated     Accumulated   accumulated
                                             during the       other          Total
                                            development   comprehensive  stockholders'
                                               stage          loss         deficiency
                                            -----------    -----------    -----------
Balance at December 2, 2005                 $      --             --      $      --
Net loss                                        (27,636)          --          (27,636)

                                            -----------    -----------    -----------
Balance December 31, 2005                       (27,636)   $         0        (27,636)

Net loss                                     (2,897,713)          --       (2,897,713)
Foreign currency translation                       --          (40,943)       (40,943)

Comprehensive loss                                 --             --       (2,938,656)

Shares issued as part of
  merger                                           --             --                0
Net liabilities assumed as
  part of merger                                   --             --          (45,329)

Common stock issued for cash
  received                                         --             --          750,000

Common stock subscribed                            --             --                0

Common stock issued for
 services received                                 --             --                0

Warrants                                           --             --           72,700

Commissions                                        --             --         (225,470)

                                            -----------    -----------    -----------

Balance December 31, 2006                    (2,925,349)       (40,943)    (2,414,391)

Net loss                                     (6,488,484)          --       (6,488,484)
Foreign currency translations                      --           (6,841)        (6,841)
                                                                          -----------
Comprehensive loss                                 --             --       (6,495,325)

Receipt of stock subscriptions                     --             --          892,700

Common stock adjust from
pre-merger share consolidation                     --             --                0

Common shares issued for cash
  received in 2006                                 --             --          300,000

Common stock issued for cash rece                  --             --        3,393,761

Discount on common stock issued
   for cash                                        --             --          445,090

Common stock issued for services                   --             --          225,000

Common stock issued to related parties
for services                                       --             --           49,632

Common stock issued for settlement
  of debt                                          --             --          977,472

Common stock issued for exercise                   --             --                0

Options issued to related parties
for services                                       --             --          964,930

Commissions                                        --             --         (336,408)
                                            -----------    -----------    -----------

Balance December 31, 2007                    (9,413,833    $   (47,784)    (1,997,539)
                                            ===========    ===========     ==========


See accompanying notes to consolidated financial statements

                                      F-4(Con't)



MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
and the cumulative period from inception on December 2, 2005 to December 31, 2007


                                                                                           Cumulative
                                                                                             from
                                                                                          inception on
                                                                                           December 2,
                                                                                             2005 to
                                                                                           December 31,
                                                                2007           2006           2007
                                                             -----------    -----------    -----------
Cash provided by (used in):
Operations:
    Net loss                                                 $(6,488,484)   $(2,897,713)   $(9,413,833)
    Adjustment to reconcile loss for the period to
    net cash used in operating activities:
       Depreciation of property and equipment                      1,703           --            1,703
       Amoritzation of debt discount                              17,000           --           17,000
       Equity loss of affiliate                                      890           --              890
       Common Stock issued for services                          225,000           --          225,000
       Common Stock issued to related parties for services        49,632           --           49,632
       Options issued to related parties for services            964,930           --          964,930
       Discount on financings                                    477,974           --          477,974
       Changes in assets and liabilities
          Other receivable                                       (36,084)          --          (36,084)
          Prepaid expenses and deposits                           10,306        (15,652)        (5,346)
          Accounts payable                                       487,310      1,875,439      2,283,907
          Accrued expenses                                       (61,632)        84,735         40,311
          Accrued compensation                                    60,511           --           60,511
                                                             -----------    -----------    -----------
    Net cash used in operating activities                     (4,290,944)      (953,191)    (5,333,405)
                                                             -----------    -----------    -----------

Investing activities:
    Purchase of property and equipment                           (10,217)          --          (10,217)
    Investment in affiliate                                      (18,350)          --          (18,350)
    Cash component upon merger                                      --           10,971         10,971
                                                             -----------    -----------    -----------
Net cash (used in) provided by investing activities              (28,567)        10,971        (17,596)
                                                             -----------    -----------    -----------

Financing activities:
    Issuance of common stock, net of commissions               3,057,353        669,500      3,726,853
    Advance payment on stock purchases                           505,335        300,000        805,335
    Proceeds of short term notes                                 400,000        400,000
    Repayment of short term notes                               (316,667)       (83,333)      (400,000)
    Receipt of stock subscriptions, net of commissions           803,430        803,430
                                                             -----------    -----------    -----------

    Net cash provided by financing activities                  4,049,451      1,286,167      5,335,618
                                                             -----------    -----------    -----------

Increase (decrease) in cash                                     (270,060)       343,947        (15,383)
Foreign exchange effect on cash                                   (6,841)       (40,943)       (47,784)

Cash at beginning of the period                                  303,004           --             --
                                                             -----------    -----------    -----------

Cash at end of the period                                    $    26,103    $   303,004    $   (63,167)
                                                             -----------    -----------    -----------


See accompanying notes to consolidated financial statements





MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2007 and 2006
and the cumulative period from inception on December 2, 2005 to December 31, 2007



Supplementary Information:

                                                                                     Cumulative
                                                                                        from
                                                                                    inception on
                                                                                     December 2,
                                                                                       2005 to
                                                                                     December 31,
                                                             2007          2006          2007
                                                          ----------    ----------    ----------

Interest paid                                             $   76,235   $   11,917    $   88,152
Income taxes paid                                               --           --            --

Non-cash transactions:
    Warrants issued in connection with stock sales         1,028,000       55,700     1,083,700
    Warrants issue with short term notes                        --         17,000        17,000
    Common stock issued for settlement of debts              977,472         --         977,472
    Options issued to related parties for services           964,930         --         964,930
    Common stock issued for services                         225,000         --         225,000
    Common stock issued to related parties for services       49,632         --          49,632
    Stock issued to satisfy advance                          300,000         --         300,000
    Discounts on common stock                                445,090         --         445,090
    Commissions payable and reduction of
    additional paid in capital                                  --         89,270        89,270
    Stock issued and receivable due                             --        892,700       892,700
    Net assets acquired as part of merger
                 - cash                                         --         10,971        10,971
                 - accounts payable                             --        (56,300)      (56,300)
                                                                       ----------    ----------
                 - net to additional paid in capital                       45,329        45,329


See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear, Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006 all of the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. (formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.

MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear's products are secure and user-friendly identity solution that works across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

Reverse Acquisition

On August 14 ,2006, all the stock of MobiClear, Ltd. was acquired by MobiClear, Inc. ( formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition, with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In accordance with FASB Financial Accounting Standard 141, the Company's consolidated financial statements for the business combination with MobiClear, Ltd. have been prepared with MobiClear, Ltd. as the acquiring company, using the purchase method of accounting. As a prerequisite to the completion of this acquisition transaction, on August 11, 2006, MobiClear, Inc. (formerly known as BICO, Inc.) completed a 1 for 1500 share reverse stock split. Upon the completion of the acquisition of MobiClear, Ltd., on August 14, 2006, development of the delivery of secure debit/credit card verification services became the Company's primary business.

In exchange for all of the issued and outstanding shares of MobiClear, Ltd., the Company issued 235,699,530 shares of common stock of MobiClear, Inc.

Going Concern

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $9,413,833. It is the Company's intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of Mobiclear, Inc. (formerly known as BICO, Inc.) and its wholly-owned subsidiary Mobiclear Ltd. All significant inter-company balances and transactions have been eliminated.

Development Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005. Accordingly, the Company's financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

Cash

Cash consists of checking accounts held at financial institutions in the United States and the United Kingdom. At times cash balances may exceed insured limits.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years. Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Revenue Recognition

Revenue represents fees earned from granting licenses to customers to use the MobiClear solution. Revenue is recognized ratably over the period of the license arrangement, which for the only contract to date was one year.

Equity Investments

Investments in non-consolidated affiliates where the Company has more than 20% but less than 50% of the equity are accounted for by using the equity method of accounting.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2007 and 2006, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of net loss per share computations.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.


Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss).

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock discounts, options and warrants, and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and compensation, and stock subscriptions received. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, ("FAS 123R").


Note 2. Recent Accounting Pronouncements

The Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 157, "Fair Value Measurements" is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 changes the definition of fair value, the methods used to measure fair value, and expands disclosures about fair value measurements and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The adoption of SFAS No. 157 is not expected to impact the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to impact the Company's consolidated financial statements.


Note 3.  Investment in affiliate

The investment in affiliate consists of a one third interest in Mobiclear Inc. a company incorporated in the Philippines, to market the products and services of the Company in the Asia-Pacific region.

Note 4.  Property and Equipment, net

Property and equipment consists of the following:


Computer equipment
                                                                   10,217
Less accumulated depreciation                                      (1,703)
                                                                ---------
                                                                $   8,514
                                                                =========




Note 5. Equity Line of Credit


The Company has entered into a private placement equity line agreement (Equity
Line) with a select group of institutional and accredited investors. Under the terms of the agreement, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment is to be converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock is priced based on the average of the lowest 3 closing prices for the prior 10 trading days less a discount of 12% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $445,090 for the year ended December 31, 2007 and have been charged to operations.


At December 31, 2007 investors have advanced $3,335,000 of which $2,829,665 has been converted into 118,055,677 shares of common stock. As at December 31, 2007 there is an outstanding balance of $538,219, including net unamortized debt discount of $32,884, available for conversion.


Note 6.  Related Party Transactions

During 2007 and 2006 the Company incurred consulting fees and expenses to a company controlled by an officer and director of the Company in the amounts of $500,350 and $413,600, respectively. The balance outstanding as at December 31, 2007 is $378,807 and is recorded in accounts payable.

During 2007 the Company incurred consulting fees and expenses to a company controlled by a sister of an officer and director of the Company in the amount of $49,897. The balance outstanding as at December 31, 2007 is $27,273 and is recorded in accounts payable.


Note 7. Share Capital

Preferred Stock

The Company's authorized capital includes 150,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock were issued and outstanding as of December 31, 2007.

Common Stock

The Company is authorized to issue 250 billion shares of common stock with a par value of $0.0001.

 During 2006, the Company:

     MobiClear, Ltd. was originally capitalized with 1,000 shares with a par value of $1.72.


Effective August 11, 2006 and just prior to being acquired by MobiClear, Ltd., MobiClear, Inc. (formerly known as BICO, Inc.) implemented a reverse split of its commons stock issued and outstanding as of that date at a ratio of 1 for 1,500 shares. Partial shares were rounded up to the nearest whole share. As part of the reverse split, the Company exchanged 25,380,229 new shares for all the existing outstanding shares of BICO, Inc. As part of the acquisition, the Company issued 235,699,530 shares in exchange for all 1,000 shares of MobiClear, Ltd. The Company also issued 16,513,806 shares to its investment bankers and attorneys as payment for their services in consummating the reverse merger.


Since its acquisition of MobiClear, Inc. (formerly known as BICO, Inc.) on August 14, 2006 through December 31, 2006, the Company:

     o    Issued 60,168,332 common shares for proceeds of $750,000.
     o Issued 24,000,000 common shares for share subscriptions receivable of $892,700, which were subsequently received during the year ended December 31, 2007
     o Received advance payment totaling $300,000 for 5,514,706 shares which were issued during the year ended December 31, 2007.


During 2007, the Company:

     o Issued 5,514,706 shares of common stock for the total of $300,000 received during 2006.
     o Issued 123,889,010 shares of common stock for total proceeds of $3,393,761 as follows:
               o    2,000,000 shares for proceeds of $337,500
               o    3,000,000 shares for proceeds of $226,596
               o    4,310,345 shares for proceeds of $305,000
               o    50,874,336 shares for proceeds of $1,225,000
               o    24,391,441 shares for proceeds of $600,000
               o    38,049,608 shares for proceeds of $699,665
               o    429,947 share for proceeds of $nil
               o    833,333 share for proceeds of $nil
               o Commissions of $336,408 were paid in relation to these issuances.
     o Issued 11,300,000 shares of common stock for services with a total fair value of $225,000.
     o Issued 3,908,049 shares of common stock for services received from a related party with a fair value of $49,632.
     o Issued 43,290,352 shares of common stock for settlement of debt with a total fair value of $977,472
     o Issued 3,359,375 shares of common stock being the fair value, calculated on a cashless basis, of options to acquire 5 million shares of the Company
     o Received advance payment of $505,335 for shares to be issued during the 2008 fiscal year.



Stock Purchase Warrants

At December 31, 2007, the Company had reserved 14,200,000 shares of the Company's common stock for the following outstanding warrants:

            Number of warrants          Exercise Price                 Expiry
            ------------------          --------------                 ------

                   2,000,000               $0.01                        2011
                   2,200,000                0.0115                      2011
                  10,000,000                0.08                        2012


During 2007 5,000,000 warrants to purchase 5,000,000 shares of the Company's common stock were issued and exercised at a price of $0.021 per share were issued and exercised, on a cashless basis, resulting in the issuance of $3,359,375 common shares.



Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors and consultants. Stock options generally have a three- to five-year contractual term, vest immediately and have no forfeiture provisions.

A summary of the Company's stock options as of December 31, 2007 is as follows:

                                                                  Weighted
                                                 Number of         Average
                                                  Options        Exercise Price
                                                -----------       -----------
Outstanding at December 31, 2006                       --         $     0.00

     Options issued:
         to directorson August 1, 2007           15,632,196             0.070
         to directors on December 1, 2007        18,082,000             0.014
                                                -----------       -----------
Outstanding at December 31, 2007                 33,714,196       $     0.040
                                                ===========       ===========

The following table summarizes stock options outstanding at December 31, 2007:


                                                                                 Number
                         Number Outstanding at      Average Remaining        Exercisable at
  Exercise Price           December 31, 2007      Contractual Life (Years)   December 31, 2007
-----------------------  ---------------------   ------------------------    -----------------
        $  0.07                     15,632,196              4.58                    15,632,196
          0.014                     18,082,000              2.92                    18,082,000
                             -----------------                               -----------------

                                    33,714,196                                      33,714,196
                             =================                               =================

At December 31, 2007, 33,714,196 share of common stock were reserved .

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2007 were: risk-free interest rate of 5.0%, a 3 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 97% to 163%. For the year ended December 31, 2007, the Company recorded $964,930 of stock compensation expense for new stock options granted during the year.

                                      F-13



Note 9. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of December 31, 2007, the Company has net operating losses of approximately
$3.6 available for future deduction from taxable income derived in the United
States which begin to expire in the year 2022. In addition, the Company's United
Kingdom subsidiary has non-capital losses of approximately US $5.7 million available for future deductions from taxable income derived in United Kingdom, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

                                                                        2007              2006
                                                                    ------------      ------------
Deferred tax assets:
    Net operating loss carryforwards (expiring through 2025)        $  3,108,000      $    928,000
Valuation allowance                                                   (3,108,000)         (928,000)
                                                                    ------------      ------------
Net deferred tax assets                                             $       --        $       --
                                                                    ============      ============


The Company's ability to use the net operating loss carry forward may be limited by the income tax regulations because of change of ownership. Any amount of the annual loss limitation not utilized in a given year is carried forward and will be available to offset against tax liabilities in future years. The change in the valuation allowance was an increase of $2,180,000 for 2007 and an increase of $928,000 for 2006. Certain 2006 reconciliation factors have been revised based on changes in current estimates. There was no effect on the 2006 financial statements.


Note 10. Commitments and Contingencies

Lease Commitments

The Company leases office space on a month-to-month basis in New York, London and Stockholm. For 2007 and 2006, the Company incurred total rent expense of $22,603 and $12,000, respectively.


Note 11.  Subsequent Events

Subsequent to December 31, 2007, the Company:
     o Advanced 172,237,053 common shares as a deposit against the $505,335 equity line of credit. To date $374,199 has been converted into 113,157,953 common shares.
     o Issued 4,909,785 common shares as payment for services with a fair value of $29,217.
     o Issued 4,520,500 common shares to a director for accrued services with a fair value of $63,287.
     o Issued 47,415,095 common shares for settlement of amounts owing of $270,018.
     o Received an investment of $300,000 which is to be converted into common shares of the Company at a discount of 25% to a three day trading average prior to request to convert. The Company has advanced
          25 million shares as an advance for shares to be used for purposes of conversion. The Company is also obligated to issue warrants, exercisable for 5 years from date of issue, exercisable for a number of common shares equal to 10% of the number of common shares issued pursuant to this investment. To date $56,086 has been converted into 22,881,319 common shares.
     o Entered into an agreement with an officer committing the Company to issue between May 1 and June 15, 2008 common shares equal to 1% of the outstanding common shares and options, with an exercise price of $0.0025 per share, to purchase common shares equal to 4% of the outstanding common shares.
     o Entered into an agreement for a $200,000 equity line of credit with amounts convertible to common shares at a discount of 14% to 16% from a three day trading average. The Company is also obligated to pay a fee of $25,000 and issued 10 million common shares.

                                      F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the specified criteria. Management has identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes 3) need for stronger internal control environment and 4) better board review of management processes. Management of the Company believes that these material weaknesses are due to decentralization and the small size of the Company's accounting and administrative staff. Management is taking action in 2008 to improve the control deficiencies by hiring a new Chief Financial Officer and the centralization of accounting and administration activities in one location, however, the small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in
Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

================================================================================
       This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.


Changes in Internal Control Over Financial Reporting


There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 8B.  OTHER INFORMATION


On March 18, 2008, the Company and Kenneth Telford entered into an employment agreement whereby Mr. Telford was appointed as the Chief Financial Officer of the Company. The Employment Agreement between MobiClear Inc. and Mr. Telford provides that Mr. Telford shall perform and discharge the duties that may be assigned to him by the Board of Directors of MobiClear. Mr. Telford duties may be on a full or part time basis as required by the Board of Directors of the Company. The employment agreement provides for an annual salary of $204,000 (provided that Mr. Telford works full time for MobiClear and such salary shall be reduced in the event of part time duties); a one (1) year term; and, a stock grant up to one (1) percent of the total issued and outstanding common stock of MobiClear; and a stock option of up to four (4) percent of the total issued and outstanding common stock of MobiClear.

In 2006 the Company entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors (assignment of the Equity Line Agreement). Under the terms of the agreement, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment can be converted to unrestricted common stock in the Company at the sole discretion of the investors pursuant to Section 3(a)7 of the Securities Act of 1933, as amended. When converted, the stock is priced based on the average of the lowest 3 closing prices for the prior 10 trading days less a discount of 12% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $445,090 for the year ended December 31, 2007 and have been charged to operations.

At December 31, 2007 investors have advanced $3,335,000 of which $2,829,665 has been converted into 118,055,677 shares of common stock. As at December 31, 2007 there is an outstanding balance of $538,219, including net unamortized debt discount of $32,884, available for conversion.

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

---------------- ----- ------------------------ -----------------------
Name              Age        Title                       Tenure
---------------- ----- ------------------------ -----------------------
Lim Wong          51  Chairman, Secretary           8/14/06 to date
---------------- ----- ------------------------ -----------------------
Anders Ericsson   44  Chief Executive Officer,
                      President, Director           5/29/07 to date
---------------- ----- ------------------------ -----------------------
Simoun Ung        40  Director                      12/1/07 to date
---------------- ----- ------------------------ -----------------------
Kenneth Telford   58  Chief Financial Officer       3/18/08 to date
---------------- ----- ------------------------ -----------------------


Mr. Lim Wong: Mr. Wong is currently the Chairman of the Board of Directors of the Company and the Company's Secretary. Mr. Wong was appointed as the sole member of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President of MobiClear on August 14, 2006 pursuant to the Stock Purchase and Recapitalization Agreement; however, Mr. Wong resigned his position as Chief Executive Officer and President of MobiClear effective upon the appointment of Mr. Ericsson (May 29, 2007) while retaining his other positions (Chairman and Secretary).. Mr. Wong has over 18 years experience within the IT/Telecom sector within management & consultancy, research & development and programming & system analysis. Mr. Wong has been the President of MobiClear Ltd. since its inception in 2005. From 2003 until 2005, Mr. Wong was the Founder and Chief Technology Officer of DOCTEQ AB and electronic invoices global company. From 2005 to present, Mr Wong has been the sole owner and Managing Director of Goulard Ltd., a Cyprus company. Mr. Wong is fluent in English, Swedish and Chinese.

Mr. Anders Ericcson

On May 29, 2007, Anders Ericsson was appointed as President and Chief Executive Officer of MobiClear Inc. pursuant to an employment agreement by and between Mr. Ericsson and MobiClear Inc. Mr. Ericsson is 44 years old. From 2002 to the date of employment with MobiClear, Mr. Ericsson was the Chief Executive Officer of Global Connexion Ltd. in Zurich, Switzerland. Global Connexion is a venture consulting company within the telecoms and IT field with operations in Zurich, Amsterdam, Vienna, Kuala Lumpur, Stockholm, Gothenburg, and Copenhagen. From 2000 until 2002, Mr. Ericsson served as Executive Vice President of Spray Network Services in Stockholm, Sweden. While at Spray Networks, Mr. Ericsson was responsible for managing Spray Access' mobile and fixed Internet access business, pan European roll-out of operations including merger and acquisition activities resulting in the acquisition of Spray Access by Lycos Europe. Prior to 2000, Mr. Ericsson has served in various officer roles within affiliates of Ericsson Ltd., a global telecom concern. Mr. Ericsson received a B.S. in Electrical Engineering from Kalmar Technical Upper Secondary School, Sweden in 1983 and an M.S. Industrial Engineering and Management from Linkoping Institute of Technology, Sweden in 1987. Mr. Ericsson has served as a member of the board of directors of the following companies: Labs2 Group AB, Swericon AB, Bulbit AB, W-rita Partners AB, Cayla Consulting Group Nordics AB, and Jajah Technologies AB. From 1985 until 1986 Mr. Ericsson served as a Sergeant in the Swedish Royal Navy. Mr. Ericsson speaks Swedish, English, German and French.


Mr. Simoun Ung

Simoun Ung has an extensive background in the payment card industry. Mr. Ung's experience in the international payment industry stems from a variety of roles in the field: CEO of an Internet payment service provider (2004 to present), President of card-based remittance company (2007 to present), and Vice Chairman of a third-party processor, Bastion Payment Systems Corporation (2005 to present). At Bastion, Mr. Ung helped develop the first proprietary payment gateway certified by the payment card industry in the Philippines. Mr. Ung's other management positions include being President and Director of Four Star Consulting (1998 to present) and Chairman of Century Peak Corporation (2007 to present). Mr. Ung also serves on the Board of Advisors of Essential Innovations Technology Corp. (OTCBB: ESIV), and the Board of Directors of Transpacific Broadband Group Inc. (PSE: TBGI) and Federal Resources Investment Group, Inc. (PSE: FED). Mr. Ung has been a resource speaker on advanced money laundering using electronic payment systems for the U.S. Federal Bureau of Investigation. Mr. Ung maintains extensive ties with the Philippine community and currently serves as Chairman of Wycliffe Bible Translators Philippines, Inc.; President of the Philippine Chapter of the Foundation for the Support of the United Nations; a trustee of the 3P Foundation U.S.A.; a Commander of the Philippine Coast Guard Auxiliary; and a member of the American Chamber of Commerce in the Philippines. Mr. Ung holds an MBA from the Ivey School of Business, University of Western Ontario and a BA from the University of British Columbia.


Mr. Kenneth Telford

On March 18, 2008, Kenneth G.C. Telford was appointed as Chief Financial Officer of MobiClear Inc. pursuant to an employment agreement by and between Mr. Telford and MobiClear Inc. Mr. Telford is 58 years old. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford is a founder and has been a director of Energy Source Technologies, Inc., a publicly traded company, since May 2007. Mr. Telford served as chief financial officer, secretary and director of Essential Innovations Technology Corp. from January 1, 2003 to September 20, 2007 and as the chief financial officer and secretary for Brek Energy Corporation, a publicly traded company, from July 1, 2000, to October 31, 2003. Mr. Telford was chief financial officer of Skymark Investments Ltd. and PayGen International from February 2004 until April 2006. Mr. Telford was also previously a partner in STS Partners Chartered Accountants in Canada from 1994-2001, Telford Sadovnick, PLLC, Certified Public Accountants in the United States from 1998-2004, and in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as having served as chief operating officer and chief financial officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters.


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


Audit Committee Information

MobiClear's Board of Directors does not have a separate Audit Committee. The entire Board acts as the Audit Committee. Mr. Simoun Ung, has extensive financial experience and qualifies as a financial expert as that term is defined in Item 401(e) of Regulation S-B of the Securities and Exchange Commission. We plan to seek qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the Audit committee and Compensation committee with be chaired by an independent director.



Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of
Interest, which was approved by the Board of Directors, applicable to all employees, which has previously been filed with the Company's Form 10-KSB filed
May 23, 2005.

Item 10 - Executive Compensation

         The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended
December 31, 2007, 2006 and 2005 to our officers and directors.


Name                                                Other                    Securities                All other
And                                                 Annual     Restricted    Underlying      LTIP        Compen-
Principal                     Salary      Bonus     Compen-       Stock        Options/     Payouts       sation
                                                   sation($)
Position              Year     ($)          ($)                  Awards($)      SARs (#)       ($)          ($)
                                                                 (3)           (3)

Lim Wong
Chairman,
Director              2007    553,850         0           0             0             0           0            0
                      (1)
                      2006    413,600         0           0             0             0           0            0
                      (2)
                      2005          0         0           0             0             0           0            0

Anders Ericsson,      2007    188,500         0           0        49,241       728,938           0            0
President, CEO &
Director
                      2006          0         0           0             0             0           0            0
                      2005          0         0           0             0             0           0            0

Simoun Ung            2007      1,667         0           0        63,287       235,992           0            0
  Director
                      2006          0         0           0             0             0           0            0
                      2005          0         0           0             0             0           0            0



Notes:

1.   $500,350 earned through Goulard Ltd. for Mr. Wong's services
2.   paid to Goulard Ltd for Mr. Wong's services.
3. for valuation assumptions see note 8 to the consolidated financial statements





Equity Compensation Plan


We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of April 8, 2008:

                                                                                            Number of securities
                               Number of securities to be                                 remaining available for
                                issued upon exercise of     Weighted-average exercise      future issuance under
                                  outstanding options,         price of outstanding      equity compensation plans
                                      warrants and              options, warrants          (excluding securities
                                         rights                     and rights            reflected in column (a))
      Plan Category                       (a)                          (b)                          (c)
--------------------------    ---------------------------------------------------------------------------------------

Equity compensation
    plans approved by
    security holders.....                      --                      --                                --
Equity compensation
    plans not approved
    by security holders..              33,714,196                     $0.04                              --
                                       ----------              -------------------
Total....................              33,714,196                     $0.04                              --
                                       ----------              -------------------

These options are vested and have exercise prices ranging from $0.014 to $0.07, and expire beginning in 2010 and ending in 2012.


Employment Agreements

As of January 1, 2007, Lim Wong and the Company executed an employment agreement wherein Mr. Wong served as the President and Chief Executive Officer of the Company for a base salary of $36,000 per year and a term of three (3) years. In addition, Mr. Wong also has a consulting agreement between MobiClear Ltd. and Goulard Ltd., a Cyprus company wholly owned by Mr. Wong, since 2006.Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays $2,200 per day of consulting services provided. The Consulting Agreement can be terminated by either party with 90 days notice. In May 2007 Mr. Wong stepped down as President and Chief Executive Officer and the Company entered into an employment agreement with Mr. Anders Ericsson as President and Chief Executive Officer for a one (1) year term with a base salary of $276,000.

The Employment Agreement between MobiClear Inc. and Mr. Ericsson is dated May provides that Mr. Ericsson shall perform and discharge the duties that may be assigned to him by the Board of Directors of MobiClear. The employment agreement also provides for an annual salary of $276,000; a one (1) year term; and, subject to the discretion of the Board of Directors of MobiClear Inc., a stock grant up to one (1) percent of the total issued and outstanding common stock of MobiClear; and a stock option of up to four (4) percent of the total issued and outstanding common stock of MobiClear. On December 1, 2007, Mr Ericsson received
3,908,049 shares of common stock of MobiClear and on August 1, 2007 an option to purchase 15,632,196 shares of common stock of MobiClear with an exercise price of $0.07 per share. The Option expires August 1, 2012.

Messers. Wong and Ericsson also serve as the officers and directors of Mobiclear
Ltd., a wholly owned subsidiary to the Company for which they each receive director fees of $3,000 per month.



On March 18, 2008, the Company and Kenneth Telford entered into an employment agreement whereby Mr. Telford was appointed as the Chief Financial Officer of the Company. The Employment Agreement between MobiClear Inc. and Mr. Telford provides that Mr. Telford shall perform and discharge the duties that may be assigned to him by the Board of Directors of MobiClear. Mr. Telford duties may be on a full or part time basis as required by the Board of Directors of the Company. The employment agreement provides for an annual salary of $204,000 (provided that Mr. Telford works full time for MobiClear and such salary shall be reduced in the event of part time duties); a one (1) year term; and, a stock grant up to one (1) percent of the total issued and outstanding common stock of MobiClear; and a stock option of up to four (4) percent of the total issued and outstanding common stock of MobiClear.


Consulting Agreement

On December 1, 2007, the Company and Simoun Ung entered into an agreement whereby Mr. Ung was appointed as a member of the board of directors of the Company. The agreement provides that Mr. Ung will serve on the board of directors for a term of one year. In addition, pursuant to the agreement Mr. Ung was granted 4,520,500 shares of common stock of the Company and a stock option to purchase that number of shares of common stock of the Company, which as of December 1, 2007 represents approximately one percent (1%) of all of the issued and outstanding shares of common stock of the Company (4,520,500 shares of common stock) for each instance (up to four as provided herein) within a three
(3) year period wherein the Company consummates an agreement to sell or license the Company's products and services to a financial institution from sources which are introduced to the Company by Mr. Ung; provided, however that the maximum number of shares subject to the option shall be that number of shares which equal four percent (4%) of all of the issued and outstanding shares of common stock of the Company as of the date of your acceptance. The option shall:
(i) have an exercise price per share equal to the last sale price of the shares of common stock of the Company on the date prior to your acceptance as quoted on the OTC electronic quotation system; (ii) vest in full immediately upon grant;
(iii) shall be exercisable for a period of three (3) years from the date of grant (regardless of whether or not Mr. Ung remains a member of the board of the Company. As of the date of this report, Mr. Ung has not received nor earned any options. This agreement was subsequently amended to eliminate the issuance of approximately 1% of all the issued and outstanding shares of common stock in up to four instances over 3 years and instead on December 1, 2007 Mr. Ung was granted options to purchase 18,082,000 shares of common stock, being approximately 4% of all the issued and outstanding shares of the Company. The options are exercisable at $0.014 per share until December 1, 2010.


On March 14, 2008, Mr. Ung received 4,520,500 shares of common stock of
MobiClear.



Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information, as of April 8, 2008 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 802,900,789 shares of common stock outstanding as of April 8, 2008.

                                         Beneficial           Percentage
                                         Ownership

Lim Wong                                 20,741,558              2.58
Anders Ericsson                          19,540,245              2.43
Simoun Ung                               22,742,500              2.83
Kenneth Telford                              -                     -
                                        -----------       -----------
All executive officers
as a group                               63,024,303              7.84




Item 12.    Certain Relationships and Related Transactions

As of January 1, 2007, Lim Wong and the Company have executed an employment agreement wherein Mr. Wong will serve as the President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Wong will receive $36,000 per year in base salary. The term of the Employment Agreement was for three (3) years and was terminated effective December 31, 2007.

Mr. Wong relinquished the President and Chief Executive Officer position of the Company in May 2007 but retained the base salary as a Director of the Company

Mr. Wong also serves as a director of Mobiclear Ltd., a wholly owned subsidiary to the Company. Mr. Wong serves in this capacity pursuant to a consulting agreement by and between MobiClear Ltd. and Goulard Ltd, a Cyprus company wholly owned by Mr. Wong. Pursuant to the terms of the Consulting Agreement, MobiClear Ltd. pays Goulard Ltd. $2,200 per day of services provided. The Consulting Agreement can be terminated by either party with 90 days notice.
Mr. Wong receives $36,000 per year as a director of Mobiclear Ltd.



During 2007 the Company incurred consulting fees and expenses to a company controlled by a sister of an officer and director of the Company in the amount of $49,897. The balance outstanding as at December 31, 2007 is $27,273 and is recorded in accounts payable. On December 1, 2007 we issued 3,908,049 fully paid and non-assessable common shares to Anders Ericsson, our CEO and president, for services rendered as part of his employment contract. These shares have been recorded at their fair value of $49,632

On March 26, 2008 we issued 4,520,500 fully paid and non-assessable common shares to Simoun Ung, a director, for services rendered. These shares have been recorded at their fair value of $63,287.

Mr. Ung is also a director and has a minority interest in Bastion Payment Systems Corporation the majority owner of Mobiclear, Inc. - Philippines. Bastion Payment Systems Corporation owns two-thirds of Mobiclear, Inc. - Philippines. Bastion Payment Systems Corporation is the first PCI-certified third-party processor in the Philippines. It's primary clients are banks and offers the following products and services:

     o    PCI-Certified Acquiring and Issuing Gateway
     o    Merchant Reporting
     o    ISO/IPSP Reporting
     o    Bank Fraud Reporting
     o    Advanced Fraud Management Reports
     o    Web Crawling and Site Change Management
     o    Managed IT

Item 13 - Exhibits

     --------  -----------------------------------------------------------------
     3.1 Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.2 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.3 Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.4 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.5 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 17, 1981 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.6 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on January 27, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.7 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 22, 1982 (filed with Form S-1 Registration Statement filed December 1, 1992)
     -------- ------------------------------------------------------------------
     3.8 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1985 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.9 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1986 (filed with Form S-1 Registration Statement filed December 1, 1992)
     --------  -----------------------------------------------------------------
     3.10 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on December 28, 1992 (filed with Amendment No. 1 to Form S-1 Registration Statement filed February 8, 1993)
     --------  -----------------------------------------------------------------
     3.11 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 7, 2000 (filed with Form 10-K for the fiscal year ended December 31, 1999)
     --------  -----------------------------------------------------------------
     3.12 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 14, 2000 (filed with Form S-1 Registration Statement filed July 9, 2001)
     --------  -----------------------------------------------------------------
     3.13 Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 30, 2001 (filed with Form 10-K for the fiscal year ended December 31, 2001)
     --------  -----------------------------------------------------------------
     3.14 Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed November 12, 2004)
     --------  -----------------------------------------------------------------
     3.15 Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed November 12, 2004)
     --------  -----------------------------------------------------------------
     3.16      By-Laws of BICO (as filed with Form 8K/A filed November 11, 2004)
     --------  -----------------------------------------------------------------

     --------  -----------------------------------------------------------------
     3.17      Joint Second Amended Plan of Reorganization dated August 3, 2004
               (filed with Form 8-K filed November 12, 2004)
     --------  -----------------------------------------------------------------
     3.18      Order Approving Joint Second Amended Plan of Reorganization dated
               October 14, 2004 (filed with Form 8-K filed November 12, 2004)
     --------  -----------------------------------------------------------------
     3.19      Amended and Restated Certificate of Designation for Series M
               Preferred (filed with Form 8-K March 30, 2005)
     --------  -----------------------------------------------------------------
     3.20      By-Laws of MobiClear Inc. as amended on October 13, 2006 (filed with Form 10-KSB filed April 2, 2007)
     --------  -----------------------------------------------------------------
     3.21      Amendment to Articles of Incorporation as as filed with the
               Secretary of State of the Commonwealth of Pennsylvania (filed with Form 8-K filed December 4, 2006)
     --------  -----------------------------------------------------------------
     10        Material Contracts
     --------  -----------------------------------------------------------------
     10.1      Employment Agreement with Richard M. Greenwood dated October 1,
               2004 (filed with Form 10-KSB filed May 23, 2005)
     --------  -----------------------------------------------------------------
     10.2      Employment Agreement with Mark DiCamillo dated October 1, 2004
               (filed with Form 10-KSB filed May 23, 2005)
     --------  -----------------------------------------------------------------
     10.3      Policy Statement on Business Ethics and Conflicts of Interest
               (filed with Form 10-KSB filed May 23, 2005)
     --------  -----------------------------------------------------------------
     10.4      Settlement Agreement and Releases among the Company, former chairman and other officers and directors (as filed with Form 8-K on April 4, 2005)
     --------  -----------------------------------------------------------------
     10.5      Employment Agreement with Lim Wong dated January 1, 2007 (filed with Form 10-KSB filed April 2, 2007)
     --------  -----------------------------------------------------------------
     10.6      Employment Agreement with Anders Ericsson dated May 23, 2007 (as filed with Form 8-K on June 14, 2007)
     --------  -----------------------------------------------------------------
     10.7      Employment Agreement with Kenneth Telford dated March 16, 2008
               (as filed with Form 8-K on March 24, 2008)
     --------  -----------------------------------------------------------------
     10.8      Letter Agreement between the Company and Simoun Ung dated
               December 1, 2007
     --------  -----------------------------------------------------------------
     10.9      Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008
     --------  -----------------------------------------------------------------
     31.1      Certification of Chief Executive Officer Under Section 302 (filed herewith)
     --------  -----------------------------------------------------------------
     31.2      Certification of Chief Financial Officer and Principal Accounting
               Officer Under Section 302 (filed herewith)
     --------  -----------------------------------------------------------------
     32.1      Certification of Chief Executive Officer Under Section 906 (filed herewith)
    ---------  -----------------------------------------------------------------
     32.2      Certification of Chief Financial Officer and Principal Accounting
               Officer Under Section 906 (filed herewith)
    ---------  -----------------------------------------------------------------

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed or accrued to the Company by our auditors during the fiscal years ended December 31, 2007 and 2006:


                                       DECEMBER 31, 2007      DECEMBER 31, 2006
                                       -----------------      -----------------

          1.  Audit Fees                        $ 54,002               $ 30,485

          2.  Audit Related Fees                    --                     --

          3.  Tax Fees                              --                     --

          4.  All Other Fees                        --                     --
                                       -----------------      -----------------

          Total Fees                            $ 54,002               $ 30,485



Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Backa Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2007 audit fees will be paid in 2008.

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

MobiClear, Inc.



        Signature                    Title                             Date
        ---------                    -----                             ----

/s/  Anders Ericsson
------------------------
     Anders Ericsson         Chief Executive Officer              April 14, 2008


/s/  Kenneth Telford
------------------------
     Kenneth Telford         Chief Financial Officer              April 14, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 14, 2008
                                            /s/
                                            ------------------------------------
                                                 Anders Ericsson, Director
                                                 Chief Executive Officer

                                            /s/
                                            ------------------------------------
                                                 Lim Wong, Director, Secretary


                                            /s/
                                            ------------------------------------
                                                 Simoun Ung, Director


                                            ------------------------------------