Form 10-Q
period 2008-03-31
MOBICLEAR INC.
filed 2008-05-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number 000-10822

MobiClear, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27th Floor, Chatham House
Salcedo Village, Makati City
Philippines	1227
(Address of principal executive offices)	(Zip Code)

+63(2)-817-6948
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2008, the issuer had one class of common stock, with a par value of $0.0001, of which 1,549,686,097 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at March 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended March 31, 2008 and 2007, and the cumulative
	Period from commencement of business on December 2, 2005 to
	March 31, 2008	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Three Months Ended March 31, 2008	5
	Unaudited Consolidated Statement of Cash Flows for the
	Three Months Ended March 31, 2008 and 2007, and the cumulative
	Period from commencement of business on December 2, 2005 to
	March 31, 2008	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T:	Controls and Procedures	16

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6:	Exhibits	18

	Signatures	19

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Balance Sheet
March 31, 2008
(unaudited)

Assets

Current assets:
Cash	$833
Other receivable	36,084
Prepaid expenses and deposits	26,693
Total current assets	63,610

Investment in affiliate	7,430
Property and equipment, net	7,663

Total assets	$78,703

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,333,371
Accrued expenses	30,492
Accrued compensation	34,896
Loans payable	74,737
Equity line of credit, net of debt discount	412,639

Total liabilities	1,886,135

Stockholders' Deficiency
Common stock:
$0.0001 par value, authorized 250.000,000,000 shares
issued and outstanding 802,897,789 shares	80,285
Additional paid in capital	8,187,960
Deficit accumulated during the development stage	(10,030,948)
Accumulated other comprehensive loss	(44,729)
Total stockholders' deficiency	(1,807,432)
Total liabilities and stockholders' deficiency	$78,703

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to March 31, 2008
(unaudited)
	Three months Ended March 31, 2008	Three months Ended March 31, 2007	Cumulative from inception on December 2, 2005 to March 31, 2008

Revenue	$ 1,250	$ 1,250	$ 6,250

Expenses:
General and administrative	441,921	1,087,378	8,320,596
Research and development	85,960	90,338	1,077,650
	527,881	1,177,716	9,398,246

Other income and expense:
Interest expense	-	-	(76,235)
Discounts on common stock	(80,607)	-	(558,581)
Other income	-	-	4,676
Interest income	153	346	2,108
	(80,454)	346	(628,032)
Loss from operations	(607,085)	(1,176,120)	(10,020,028)

Equity loss of affiliate	(10,030)	-	(10,920)

Loss for the period	$ (617,115)	$ (1,176,120)	$ (10,030,948)

Loss per share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	600,243,963	370,258,891

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the three months ended March 31, 2008
(unaudited)

	Common stock Number of Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total stockholders' deficiency

Balance December 31, 2007	553,728,141	$ 55,373	$7,408,705	$ (9,413,833)	$ (47,784)	$(1,997,539)

Net loss	-	-	-	(617,115)	-	(617,115)
Foreign currency translations	-	-	-	-	3,055	3,055
Comprehensive loss						(614,060)

Common stock issued for cash received in 2007	116,245,006	11,625	362,909	-	-	374,534

Common stock advanced against equity line	55,942,047	5,594	(5,594)	-	-	-

Common stock issued for cash received	25,000,000	2,500	42,783	-	-	45,283

Discount on common stock issued for cash	-	-	86,370	-	-	86,370

Common stock issued for settlement of debt	27,474,828	2,747	148,414	-	-	151,161

Common stock issued for services	7,806,785	781	57,436	-	-	58,217

Common stock issued to related parties for settlement of debt	12,130,482	1,213	54,102	-	-	55,315

Common stock issued to related party for settlement of accrued compensation	4,520,500	452	62,835	-	-	63,287

Commissions	-	-	(30,000)	-	-	(30,000)

Balance March 31, 2008	802,847,789	$ 80,285	$8,187,960	$(10,030,948)	$ (44,729)	$(1,807,432)

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to March 31, 2008
(unaudited)
	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative from inception on December 2, 2005 to March 31, 2008
Cash provided by (used in):

Operations:
Loss for the period	$ (617,115)	$ (1,176,120)	$ (10,030,948)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	851	-	2,554
Amortization of debt discount			17,000
Amortization of stock discount	80,607	-	558,581
Equity loss of affiliate	10,030	-	10,920
Common Stock issued for services	58,217	-	283,217
Common Stock issued to related parties for services	-	-	49,632
Options issued to related parties for services	-	-	964,930
Changes in assets and liabilities	-	-	-
Other receivable	-	(19,883)	(36,084)
Prepaid expenses and deposits	(21,347)	-	(26,693)
Accounts payable	59,800	(308,216)	2,432,977
Accrued expenses	18,223	(48,764)	58,534
Accrued compensation	37,672	-	98,183
Net cash used in operating activities	(373,062)	(1,552,983)	(5,617,197)

Investments:
Purchase of property and equipment	-	-	(10,217)
Investment in affiliate	-	-	(18,350)
Cash component upon merger	-	-	10,971
Net cash used in investing activities	-	-	(17,596)

Financing:
Issuance of common stock, net of commissions	15,283	869,485	4,389,549
Advance payment on stock purchases, net of commissions	254,717	(210,735)	412,639
Proceeds of loans payable	74,737	-	74,737
Proceeds of short term notes	-	-	400,000
Repayment of short term notes	-	(219,667)	(400,000)
Receipt of stock subscriptions, net of commissions	-	803,430	803,430
Net cash provided by financing activities	344,737	1,242,513	5,680,355

Increase (decrease) in cash during the period	(28,325)	(310,470)	45,562
Foreign exchange effect on cash	3,055	18,296	(44,729)

Cash at beginning of the period	26,103	303,004	-

Cash at end of the period	$ 833	$ 10,830.00	$ 833

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to March 31, 2008
(unaudited)

Supplementary Information:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative from inception on December 2, 2005 to March 31, 2008

Interest paid	$ -	$ 70,083	$ 88,152
Income taxes paid	-	-	-

Non-cash transactions:
Warrants issued in connection with stock sales	-	-	1,083,700
Warrants issue with short term notes	-	-	17,000
Common stock issued for settlement of debts	151,161	-	1,128,633
Common stock issued to related parties for
settlement of debt	55,315	-	55,315
Options issued to related parties for services	-	-	964,930
Common stock issued for services	58,217	-	283,217
Common stock issued to related parties for services	-	-	49,632
Common stock issued to related party
for settlement of accrued compensation	63,287	-	63,287
Stock issued to satisfy advance	-	-	300,000
Discounts on common stock	-	-	445,090
Commissions payable and reduction of
additional paid in capital	-	22,659	89,270
Stock issued and receivable due	-	226,592	892,700
Net assets acquired as part of merger
- cash	-	-	10,971
- accounts payable	-	-	(56,300)
- net to additional paid in capital			45,329

See accompanying notes to consolidated financial statements.

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

MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. MobiClear's products are secure and user-friendly identity solutions that work across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payments online.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $10,030,948. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Preparation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

These consolidated financial statements include the accounts of MobiClear, Inc. (formerly known as BICO, Inc.) and its wholly owned subsidiary, MobiClear Ltd. All significant inter-company balances and transactions have been eliminated.

Development Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005. Accordingly, the Company’s financial statements are presented as a development-stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7 (“SFAS”), “Accounting and Reporting by Development Stage Enterprises.”

Cash

Cash consists of checking accounts held at financial institutions in the United States and the United Kingdom. At times cash balances may exceed insured limits.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount, in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years. Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Revenue Recognition

Revenue represents fees earned from granting licenses to a customer to use the MobiClear solution. Revenue is recognized ratably over the period of the license arrangement, which for the only contract to date was one year.

Equity Investments

Investments in non-consolidated affiliates in which the Company has more than 20% but less than 50% of the equity are accounted for by using the equity method of accounting.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three month periods ended March 31, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of net loss per share computations.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock discounts, options and warrants, and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions, and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and compensation, and stock subscriptions received. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for its share-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment.

Note 2. Investment in affiliate

The investment in affiliate consists of a one-third interest in MobiClear Inc., a company incorporated in the Philippines to market the products and services of the Company in the Asia-Pacific region.

Note 3. Property and Equipment, net

Property and equipment consist of the following:

Computer equipment	$10,217

Less accumulated depreciation	(2,554)
$ 7,663

Note 4. Equity Lines of Credit

The Company has entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the Equity Line, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment is to be converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days less a discount of 12% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $47,274 for the three months ended March 31, 2008, and have been charged to operations.

As at March 31, 2008, investors have advanced $3,335,000, of which $3,195,317 has been converted into 234,300,683 shares of common stock. As at March 31, 2008, there is an outstanding balance of $155,715, including net unamortized debt discount of $16,032, available for conversion.

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days less a discount of 25% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $33,333 for the three months ended March 31, 2008, and have been charged to operations.

The Company is also obligated to issue warrants, exercisable for five years from the date of issue, exercisable for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at March 31, 2008, the Company is obligated to issue warrants to purchase 2,500,000 shares of common stock.

As at March 31, 2008, $45,283 has been converted into 25,000,000 shares of common stock. As at March 31, 2008, there is an outstanding balance of $272,956, including net unamortized debt discount of $66,667, available for conversion.

Note 5. Related Party Transactions

During the three months ended March 31, 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of an officer and director of the Company in the amount of $93,098. During the three months ended March 31, 2008, $55,315 was converted into 12,130,482 shares of common stock of the Company. The balance outstanding as at March 31, 2008, is $26,479 and is recorded in accounts payable.

Subsequent to March 31, 2008, a company controlled by an officer and director of the Company agreed to terminate its consulting agreement with the Company, effective as of January 1, 2008, and convert $189,403 of the amounts owing to it into 189,403,286 fully paid and non-assessable shares of common stock of the Company. The amount owing as at March 31, 2008, prior to the conversion of the agreed amounts, is $391,852 and is included in accounts payable.

Note 6. Loans Payable

The loans payable are unsecured and non-interest-bearing and due to an affiliate, MobiClear Inc. (Philippines), in which the Company has a one-third equity investment.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock were issued and outstanding as of March 31, 2008.

Common Stock

The Company is authorized to issue 250 billion shares of common stock with a par value of $0.0001.

During the three months ended March 31, 2008, the Company:

•	Issued 116,245,006 shares of common stock for conversion of $374,006 of the $505,335 received during 2007.

•

Advanced 55,992,047 shares of common stock against conversion of the unconverted balance of the Equity Line of $130,801. Subsequent to March 31, 2008, an additional 96,087,596 shares of common stock were advanced and a total of $155,664 was converted into 152,079,643 shares of common stock.

•	Issued 25,000,000 shares of common stock for conversion of $45,283 of the $300,000 of equity line received in February 2008.

•	Issued 27,474,828 shares of common stock for settlement of debt with a total fair value of $151,161.

•	Issued 12,130,482 shares of common stock for conversion of $55,315 of debt with a related party with a total fair value of $55,315.

•	Issued 4,520,500 shares of common stock in settlement of accrued compensation of a director with a fair value of $63,287.

•	Issued 7,806,785 shares of common stock in payment for services with a total fair value of $58,217.

Stock Purchase Warrants

At March 31, 2008, the Company had reserved 14,200,000 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

2,000,000	$0.0100	2011
2,200,000	0.0115	2011
10,000,000	0.0800	2012

Pursuant to the second equity line of credit, the Company is obligated to issue warrants entitling the holder to purchase 2,500,000 shares of common stock.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of March 31, 2008, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	--	$0.000

Options issued:
to directors on August 1, 2007	15,632,196	0.070
to directors on December 1, 2007	18,082,000	0.014

Outstanding at December 31, 2007, and March 31, 2008	33,714,196	$0.040

The following table summarizes stock options outstanding at March 31, 2008:

Exercise Price	Number Outstanding at March 31, 2008	Average Remaining Contractual Life (Years)	Number Exercisable at March 31, 2008
$ 0.07	15,632,196	4.33	15,632,196
0.014	18,082,000	2.67	18,082,000
	33,714,196		33,714,196

At March 31, 2008, 33,714,196 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2007 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 97% to 163%.

Note 9. Commitments and Contingencies

In March 2008 the Company entered into an employment agreement with an officer of the Company committing the Company to issue, between May 1, 2008, and June 15, 2008, shares of common stock equal to 1% of the outstanding shares of common stock as at the date of the agreement and options, with an exercise price of $0.0025 per share, to purchase shares of common stock equal to 4% of the outstanding shares of common stock as at the date of the agreement.

Note 10. Subsequent Events

Subsequent to March 31, 2008, the Company:

•

Advanced 95 million shares of common stock as a deposit against an outstanding balance of $254,717 of an equity line of credit. The conversion of these shares reduced the outstanding amount of the loan by $44,289.

•

Entered into an agreement for a $200,000 equity line of credit with amounts convertible to shares of common stock at a discount of 14% to 16% from a three-day trading average. The Company also paid a fee of $25,000 and committed to issue 10 million fully paid and non-assessable shares of common stock.

•	Issued 256,297,126 shares of common stock in settlement of $256,297 of amounts owing.

•	Issued 189,403,286 shares of common stock in settlement of $189,403 of amounts owing to a company controlled by a director and officer.

•	Granted to a director options to purchase 40,145,039 shares of common stock at an exercise price of $0.001 until April 30, 2013.

•

Entered into employment agreements with two new executive officers, which will commit the Company, after the first three months of employment, to issue a combined total of 9 million fully paid and non-assessable shares of common stock and options to purchase a combined total of 9 million shares of common stock of the Company each year for the next four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three-month periods ended March 31, 2008 and 2007, and the period from commencement of business on December 2, 2005, to March 31, 2008, and our annual report on Form 10-KSB for the year ended December 31, 2007, including the financial statements and notes thereto.

Forward-Looking Information May Prove Inaccurate

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

Management believes the most significant feature of our financial condition is that our working capital deficiency is no longer increasing due to the fact that we have continued to settle outstanding debts by issuing shares of common stock.

We have also commenced a reduction of operating costs through the consolidation of operations and administration in the Philippines.

Results of Operations

Comparison of the Three Months Ended March 31, 2008,

with the Three Months Ended March 31, 2007

We have generated gross revenue of $1,250 in the three-month period ended March 31, 2008, as compared to gross revenue of $1,250 for the three months ended March 31, 2007.

Our operating expenses for the three months ended March 31, 2008, were $527,881, as compared to $1,177,716 for the comparable period in 2007, a decrease of 55%. This reflects a reduction of general and administrative expenses from $1,087,387 for the three months ended March 31, 2007, to $441,921 for the three months ended March 31, 2008.

Overall, we sustained a net loss of $617,115 for the three-month period ended March 31, 2008, as compared to a net loss of $1,176,120 in the corresponding period of the preceding year.

We had four full-time employees as of March 31, 2008, as compared to one full-time employee at March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, our current assets were $63,610, as compared to $67,633 at December 31, 2007. As of March 31, 2008, our current liabilities were $1,886,135, as compared to $2,091,046 at December 31, 2007. Operating activities had a net cash outflow of $373,062 for the three months ended March 31, 2008, as compared to net cash outflow of $1,552,983 for the three months ended March 31, 2007.

No cash was spent on investing activities during either the three months ended March 31, 2008, or March 31, 2007.

Net cash of $344,737 provided by financing activities during the three months ended March 31, 2008, consists of net proceeds of cash received for subscriptions of shares in the amount of $270,000 and advances from our Philippine affiliate in the amount of $74,737. This is compared to net cash provided by financing activities of $1,242,513 during the comparable period ending March 31, 2007, which consisted of proceeds from the issuance of common stock for $658,750, receipt of subscriptions receivable, net of commissions, of $803,430, and repayment of loans in the amount of $219,667.

            Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-KSB for the year ended December 31, 2007, we reported that we did not maintain effective control over financial reporting. During the three months ended March 31, 2008, we hired a new Chief Financial Officer and began the process of centralizing our accounting and administrative activities in our new offices in Manila, Philippines. We believe that these changes will materially improve our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2008, we issued unregistered securities as follows:

Issuances Pursuant to Bankruptcy Court Order

On February 22, 2008, we issued 25,000,000 shares of common stock against the conversion of $300,000 of equity line funds received in 2008.

On March 21, 2008, we issued 4,784,696 shares of common stock for settlement of debt with a fair value of $35,407.

On March 22, 2008, we issued 6,065,241 shares of common stock for settlement of debt with a fair value of $27,658 with a related party.

On March 22, 2008, we issued 5,647,588 shares of common stock for settlement of debt with a fair value of $25,753.

On May 9, 2008, we issued 10,000,000 shares of common stock for services received, with a fair value of $12,000, pursuant to a financing agreement.

On May 13, 2008, we issued 100,000,000 shares of common stock as an advance under an equity line of credit.

We issued 96,087,596 shares of common stock under an equity line of credit. These shares, together with 55,992,047 shares advanced as at March 31, 2008, were credited against the remaining $155,664 of equity line.

We advanced 95 million shares against a second equity line, 45 million of which were used to convert $44,289 of outstanding equity line.

The above securities were issued in accordance with the provisions of the Order of the United States Bankruptcy Court for the Western District of Pennsylvania dated October 14, 2004, and were exempt from registration under Section 3(a)(7) of the Securities Act of 1933.

Issuance to U.S. Investor

On March 21, 2008, we issued 5,300,000 shares of common stock for settlement of debt with a fair value of $53,000. The purchaser of the shares was provided the opportunity to ask questions directly of our management. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

Issuances Pursuant to Regulation S

On March 9, 2008, we issued 4,906,785 shares of common stock for settlement of debt with a fair value of $29,217.

On March 14, 2008, we issued 4,520,500 shares of common stock to a director for accrued services with a fair value of $63,287.

            On March 22, 2008, we issued 8,994,956 shares of common stock for settlement of debt with a fair value of $41,016.

On March 22, 2008, we issued 6,065,241 shares of common stock for settlement of debt with a fair value of $27,658 with a related party.

On March 22, 2008, we issued 5,647,588 shares of common stock for settlement of debt with a fair value of $25,753.

On May 7, 2008, we issued 189,403,286 shares of common stock to a company controlled by a director and officer in payment of $189,403 of debt.

On May 7, 2008, we issued 120,412,215 shares of common stock in settlement of $120,412 of debt.

On May 7, 2008, we issued 135,884,911 shares of common stock in settlement of $135,885 of debt.

In the issuances above, no general solicitation was used and the transactions were negotiated directly with our executive officers. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.6	Employment Agreement of Mr. Kenneth Telford dated March 18, 2008	Incorporated by reference from Current Report on Form 8-K filed March 24, 2008

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

MobiClear, Inc.

Date: May 15, 2008	By:	/s/ Stephen Cutler
Stephen Cutler, President and
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer