Form 10KSB/A
period 2007-12-31
MOBICLEAR INC.
filed 2008-05-22
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 000-10822

MobiClear, Inc.
(Name of small business issuer in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27th Floor, Chatham House Salcedo Village, Makati City Philippines	1227
(Address of principal executive offices)	(Zip Code)

+6(32) 817-6948
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.0001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $5,000

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of April 8, 2008: $1,237,745

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Number of shares of common stock ($0.0001 par value) outstanding as of the close of business on April 8, 2008: 802,900,789

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART II

ITEM 8A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective. In response, our Certifying Officers have implemented new disclosure controls and procedures that permitted them to conclude that as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded, and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the specified criteria. Management has identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; (3) need for stronger internal control environment; and (4) better board review of management processes. Our management believes that these material weaknesses are due to decentralization and the small size of our accounting and administrative staff. Management is taking action in 2008 to improve the control deficiencies by hiring a new Chief Financial Officer and the centralization of accounting and administration activities in one location; however, the small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007, included in this Annual Report on Form 10-KSB were fairly stated in accordance with United States generally accepted accounting principles. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972	Filed with Form S-1 Registration Statement filed December 1, 1992

3.2	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972	Filed with Form S-1 Registration Statement filed December 1, 1992

3.3	Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975	Filed with Form S-1 Registration Statement filed December 1, 1992

3.4	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980	Filed with Form S-1 Registration Statement filed December 1, 1992

3.5	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 17, 1981	Filed with Form S-1 Registration Statement filed December 1, 1992

3.6	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on January 27, 1982	Filed with Form S-1 Registration Statement filed December 1, 1992

3.7	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 22, 1982	Filed with Form S-1 Registration Statement filed December 1, 1992

3.8	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1985	Filed with Form S-1 Registration Statement filed December 1, 1992

3.9	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1986	Filed with Form S-1 Registration Statement filed December 1, 1992

3.10	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on December 28, 1992	Filed with Amendment No. 1 to Form S-1 Registration Statement filed February 8, 1993

3.11	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 7, 2000	Filed with Form 10-K for the fiscal year ended December 31, 1999

3.12	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 14, 2000	Filed with Form S-1 Registration Statement filed July 9, 2001

3.13	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 30, 2001	Filed with Form 10-K for the fiscal year ended December 31, 2001

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed November 12, 2004

3.16	By-Laws of BICO	Filed with Form 8-K/A filed November 11, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Filed with Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Filed with Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Filed with Form 8-K March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Filed with Form 10-KSB filed April 2, 2007

3.21	Amendment to Articles of Incorporation as as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed December 4, 2006

Item 10	Material Contracts

10.1	Employment Agreement with Richard M. Greenwood dated October 1, 2004	Filed with Form 10-KSB filed May 23, 2005

10.2	Employment Agreement with Mark DiCamillo dated October 1, 2004	Filed with Form 10-KSB filed May 23, 2005

10.3	Policy Statement on Business Ethics and Conflicts of Interest	Filed with Form 10-KSB filed May 23, 2005

10.4	Settlement Agreement and Releases among the Company, former chairman and other officers and directors	Filed with Form 8-K on April 4, 2005

10.5	Employment Agreement with Lim Wong dated January 1, 2007	Filed with Form 10-KSB filed April 2, 2007

10.6	Employment Agreement with Anders Ericsson dated May 23, 2007	Filed with Form 8-K on June 14, 2007

10.7	Employment Agreement with Kenneth Telford dated March 16, 2008	Filed with Form 8-K on March 24, 2008

10.8	Letter Agreement between the Company and Simoun Ung dated December 1, 2007	Filed with Form 10-KSB on April 15, 2008

10.9	Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008	Filed with Form 10-KSB on April 15, 2008

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer under Section 302	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer under Section 302	Filed herewith

Item 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Under Section 906	Filed with Form 10-KSB on April 15, 2008

32.2	Certification of Chief Financial Officer and Principal Accounting Officer under Section 906	Filed with Form 10-KSB on April 15, 2008

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

MobiClear, Inc.

Date: May 22, 2008	By:	/s/ Stephen Cutler
Stephen Cutler, President and
Chief Executive Officer

Date: May 22, 2008	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer