Form 10KSB/A
period 2007-12-31
MOBICLEAR INC.
filed 2008-06-03
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

4

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

PART III

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1972	Filed with Form S-1 Registration Statement filed December 1, 1992

3.2	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on May 8, 1972	Filed with Form S-1 Registration Statement filed December 1, 1992

3.3	Restatement of Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 19, 1975	Filed with Form S-1 Registration Statement filed December 1, 1992

3.4	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 4, 1980	Filed with Form S-1 Registration Statement filed December 1, 1992

3.5	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on March 17, 1981	Filed with Form S-1 Registration Statement filed December 1, 1992

3.6	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on January 27, 1982	Filed with Form S-1 Registration Statement filed December 1, 1992

3.7	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 22, 1982	Filed with Form S-1 Registration Statement filed December 1, 1992

3.8	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1985	Filed with Form S-1 Registration Statement filed December 1, 1992

3.9	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on October 30, 1986	Filed with Form S-1 Registration Statement filed December 1, 1992

3.10	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on December 28, 1992	Filed with Amendment No. 1 to Form S-1 Registration Statement filed February 8, 1993

3.11	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on February 7, 2000	Filed with Form 10-K for the fiscal year ended December 31, 1999

3.12	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on June 14, 2000	Filed with Form S-1 Registration Statement filed July 9, 2001

3.13	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania on November 30, 2001	Filed with Form 10-K for the fiscal year ended December 31, 2001

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed November 12, 2004

3.16	By-Laws of BICO	Filed with Form 8-K/A filed November 11, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Filed with Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Filed with Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Filed with Form 8-K March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Filed with Form 10-KSB filed April 2, 2007

3.21	Amendment to Articles of Incorporation as as filed with the Secretary of State of the Commonwealth of Pennsylvania	Filed with Form 8-K filed December 4, 2006

Item 10	Material Contracts

10.1	Employment Agreement with Richard M. Greenwood dated October 1, 2004	Filed with Form 10-KSB filed May 23, 2005

10.2	Employment Agreement with Mark DiCamillo dated October 1, 2004	Filed with Form 10-KSB filed May 23, 2005

10.3	Policy Statement on Business Ethics and Conflicts of Interest	Filed with Form 10-KSB filed May 23, 2005

10.4	Settlement Agreement and Releases among the Company, former chairman and other officers and directors	Filed with Form 8-K on April 4, 2005

10.5	Employment Agreement with Lim Wong dated January 1, 2007	Filed with Form 10-KSB filed April 2, 2007

10.6	Employment Agreement with Anders Ericsson dated May 23, 2007	Filed with Form 8-K on June 14, 2007

10.7	Employment Agreement with Kenneth Telford dated March 16, 2008	Filed with Form 8-K on March 24, 2008

10.8	Letter Agreement between the Company and Simoun Ung dated December 1, 2007	Filed with Form 10-KSB on April 15, 2008

10.9	Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008	Filed with Form 10-KSB on April 15, 2008

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer under Section 302	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer under Section 302	Filed herewith

Item 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Under Section 906	Filed herewith

32.2	Certification of Chief Financial Officer and Principal Accounting Officer under Section 906	Filed herewith

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

Registrant

MobiClear, Inc.

Date: June 3, 2008	By:	/s/ Stephen Cutler
Stephen Cutler, President and
Chief Executive Officer

Date: June 3, 2008	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer