Form 10-Q
period 2008-06-30
MOBICLEAR INC.
filed 2008-08-14
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission File Number 000-10822

Mobiclear, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27th Floor, Chatham House
Salcedo Village, Makati City
Philippines	1227
(Address of principal executive offices)	(Zip Code)

632-817-6948
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2008, the issuer had one class of common stock, with a par value of $0.0001, of which 14,190,275 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at June 30, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2008 and 2007, and the cumulative
	Period from commencement of business on December 2, 2005 to
	June 30, 2008	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Six Months Ended June 30, 2008	5
	Unaudited Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2008 and 2007, and the cumulative
	Period from commencement of business on December 2, 2005 to
	June 30, 2008	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T:	Controls and Procedures	17

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6:	Exhibits	18

	Signatures	19

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Balance Sheet
June 30, 2008
(unaudited)

Assets

Current assets:
Cash	$9,970
Other receivable	39,939
Prepaid expenses and deposits	6,521
Total current assets	56,430

Software products	625,000

Investment in affiliate	3,732
Property and equipment, net	6,880

Total assets	$692,042

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$718,873
Accrued expenses	52,500
Accrued compensation	82,349
Loans payable	79,387
Equity line of credit, net of debt discount	285,522
Total current liabilities	1,218,631

Due to related party	625,000

Total liabilities	1,843,631

Stockholders' Deficiency
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 7,190,275 shares	719
Additional paid in capital	9,353,579
Deficit accumulated during the development stage	(10,447,887)
Accumulated other comprehensive loss	(58,000)
Total stockholders' deficiency	(1,151,589)
Total liabilities and stockholders' deficiency	$692,042

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three and six months ended June 30, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to June 30, 2008
(unaudited)
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative from inception on December 2, 2005 to June 30, 2008

Revenue	$1,250	$1,250	$2,500	$2,500	$7,500

Expenses:
General and administrative	312,008	1,097,190	753,929	2,184,568	8,632,604
Research and development	47,459	83,621	133,419	173,959	1,125,109
	359,467	1,180,811	887,348	2,358,527	9,757,713

Other income and expense:
Interest expense	-	-	-	-	(76,235)
Discounts on common stock	(55,029)	-	(135,636)	-	(613,610)
Other income	-	-	-	-	4,676
Interest income	5	534	158	880	2,113
	(55,024)	534	(135,478)	880	(683,056)
Loss from operations	(413,241)	(1,179,027)	(1,020,326)	(2,355,147)	(10,433,269)

Equity loss of affiliate	(3,698)	-	(13,728)	-	(14,618)

Loss for the period	$(416,939)	$(1,179,027)	$(1,034,054)	$(2,355,147)	$(10,447,887)

Loss per share - basic and diluted	$(0.08)	$(0.76)	$(0.28)	$(1.59)

Weighted average number of shares outstanding	4,966,204	1,559,553	3,683,590	1,481,036

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the six months ended June 30, 2008
(unaudited)
	Common stock Number of Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total stockholders' deficiency

Balance December 31, 2007	553,728,141	$55,373	$7,408,705	$(9,413,833)	$(47,784)	$(1,997,539)

Adjust outstanding shares to reflect
share consolidation	(551,513,229)	(55,151)	55,151	-	-	-

Net loss	-	-	-	(1,034,054)	-	(1,034,054)
Foreign currency translations	-	-	-	-	(10,216)	(10,216)
Comprehensive loss						(1,044,270)

Common stock issued for cash received in 2007
- during the three months ended March 31, 2008	464,980	46	374,488	-	-	374,534
- during the three months ended June 30, 2008	608,319	61	130,740	-	-	130,801

Common stock advanced against equity line	432,472	43	(43)	-	-	-

Common stock issued for cash received
- during the three months ended March 31, 2008	100,000	10	45,273	-	-	45,283
- during the three months ended June 30, 2008	1,203,125	120	180,456	-	-	180,576

Discount on common stock issued for cash	-	-	157,139	-	-	157,139

Common stock issued for settlement of debt
- during the three months ended March 31, 2008	109,899	11	151,150	-	-	151,161
- during the three months ended June 30, 2008	1,160,324	116	506,181	-	-	506,297

Common stock issued for services
- during the three months ended March 31, 2008	31,227	3	58,214	-	-	58,217
- during the three months ended June 30, 2008	40,800	4	12,156	-	-	12,160

Common stock issued to related parties
for settlement of debt
- during the three months ended March 31, 2008	48,522	5	55,310	-	-	55,315
- during the three months ended June 30, 2008	757,613	76	189,327	-	-	189,403

Common stock issued to related party
for settlement of accrued compensation	18,082	2	63,285	-	-	63,287

Options issued to related party for services
- during the three months ended June 30, 2008	-	-	33,047	-	-	33,047

Commissions	-	-	(67,000)	-	-	(67,000)

Balance June 30, 2008	7,190,275	$719	$9,353,579	$(10,447,887)	$(58,000)	$(1,151,589)

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to June 30, 2008
(unaudited)
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative from inception on December 2, 2005 to June 30, 2008
Cash provided by (used in):
Operations:
Loss for the period	$(416,939)	$(1,179,027)	$(1,034,054)	$(2,355,147)	$(10,447,887)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	848	481	1,699	481	3,402
Amortization of debt discount					17,000
Amortization of stock discount	55,029	-	135,636	-	613,610
Equity loss of affiliate	3,698	-	13,728	-	14,618
Common Stock issued for services	160	-	58,377	-	283,377
Common Stock issued to related parties for services	-	-	-	-	49,632
Options issued to related parties for services	33,047	-	33,047	-	997,977
Changes in assets and liabilities
Other receivable	(3,855)	(3,750)	(3,855)	(5,000)	(39,939)
Prepaid expenses and deposits	20,172	(16,421)	(1,175)	(35,054)	(6,521)
Accounts payable	81,448	(12,456)	141,248	(320,672)	2,514,425
Accrued expenses	22,008	56,437	40,231	7,673	80,542
Accrued compensation	47,453	-	85,125	-	145,636
Net cash used in operating activities	(156,931)	(1,154,736)	(529,993)	(2,707,719)	(5,774,128)

Investments:
Purchase of property and equipment	-	(17,309)	-	(17,309)	(10,217)
Investment in affiliate	-	-	-	-	(18,350)
Cash component upon merger	-	-	-	-	10,971
Net cash used in investing activities	-	(17,309)	-	(17,309)	(17,596)

Financing:
Issuance of common stock, net of commissions	-	709,911	-	1,579,396	3,726,853
Advance payment on stock purchases, net of commissions	175,000	549,056	445,000	338,321	1,250,335
Proceeds of loans payable	4,339	-	79,076	-	79,076
Proceeds of short term notes	-	-	-	-	400,000
Repayment of short term notes	-	(80,000)	-	(299,667)	(400,000)
Receipt of stock subscriptions, net of commissions	-	-	-	803,430	803,430
Net cash provided by financing activities	179,339	1,178,967	524,076	2,421,480	5,859,694

Increase (decrease) in cash during the period	22,408	6,922	(5,917)	(303,548)	67,970
Foreign exchange effect on cash	(13,271)	(15,266)	(10,216)	3,030	(58,000)

Cash at beginning of the period	833	10,830	26,103	303,004	-

Cash at end of the period	$9,970	$2,486	$9,970	$2,486	$9,970

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the three and six months ended June 30, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to June 30, 2008
(unaudited)

Supplementary Information:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative from inception on December 2, 2005 to June 30, 2008

Interest paid	$-	$-	$-	$70,083	$88,152
Income taxes paid	-	-	-	-	-

Non-cash transactions:
Warrants issued in connection with stock sales	-	992,700	-	992,700	1,083,700
Warrants issue with short term notes	-	-	-	-	17,000
Common stock issued for settlement of debts	506,297	-	657,458	-	1,634,930
Common stock issued to related parties for
settlement of debt	189,403	-	244,718	-	244,718
Options issued to related parties for services	33,047	-	33,047	-	997,977
Common stock issued for services	12,160	-	70,377	-	295,377
Common stock issued to related parties for services	-	-	-	-	49,632
Common stock issued to related party
for settlement of accrued compensation	-	-	63,287	-	63,287
Stock issued to satisfy advance	-	-	-	-	300,000
Discounts on common stock	-	-	-	-	445,090
Advances payment on stock purchases
converted to common stock	338,235	-	773,146	-	773,146
Acquisition of software products	625,000	-	625,000	-	625,000
Commissions payable and reduction of
additional paid in capital	-	-	-	22,659	89,270
Stock issued and receivable due	-	-	-	226,592	892,700
Net assets acquired as part of merger
- cash	-	-	-	-	10,971
- accounts payable	-	-	-	-	(56,300)
- net to additional paid in capital					45,329

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

Mobiclear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions and security products for computer networks. Mobiclear's multi-gateway PIV solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. Mobiclear's products are secure and user-friendly identity solutions that work across the globe. In addition, Mobiclear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payments online. Mobiclear’s network security products, inclusive of firewall, anti-DDOS (distributed denial of service attacks) and dynamic DNS (domain name system), offer protection of computer networks while also making digital data more accessible to users.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $10,447,887. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

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

Development Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005. Accordingly, the Company’s financial statements are presented as a development-stage enterprise, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash

Cash consists of checking accounts held at financial institutions in the Philippines and the United Kingdom. At times cash balances may exceed insured limits.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount, in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years. Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Revenue Recognition

Revenue represents fees earned from granting licenses to a customer to use the Mobiclear solution. Revenue is recognized ratably over the period of the license arrangement.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three- and six-month periods ended June 30, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of net loss per share computations.

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

Share-Based Compensation

The Company accounts for its share-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment.”

Note 2. Investment in Affiliate

The investment in an affiliate consists of a one-third interest in MobiClear Inc. (PH), a company incorporated in the Philippines to market the products and services of the Company in the Asia-Pacific region.

Note 3. Property and Equipment, net

Property and equipment consist of the following:

Computer equipment	$10,320

Less accumulated depreciation	(3,440)
$ 6,880

Note 4. Equity Lines of Credit

The Company has entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the Equity Line, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment is to be converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 12% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $16,032 and $63,306 for the three and six months ended June 30, 2008, and have been charged to operations.

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $20,000 and $53,333 for the three and six months ended June 30, 2008, and have been charged to operations. The Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at June 30, 2008, the Company is obligated to issue warrants to purchase 64,753 (16,188,230 pre-consolidation) shares of common stock.

As at June 30, 2008, $125,858 has been converted into 647,529 (161,882,300 pre-consolidation) shares of common stock. As of June 30, 2008, there is an outstanding balance of $185,522, including net unamortized debt discount of $46,667, available for conversion. As at June 30, 2008, 32,472 (8,118,000 pre-consolidation) shares of common stock of the Company have been issued as an advance against future redemption.

In April 2008, the Company entered into a third private placement equity line for $200,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 14% to 16% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $19,048 for the three and six months ended June 30, 2008, and have been charged to operations.

As at June 30, 2008, $100,000 has been converted into 655,595 (163,898,847 pre-consolidation) shares of common stock. As of June 30, 2008, there is an outstanding balance of $100,000, including net unamortized debt discount of $19,048, available for conversion. As at June 30, 2008, 400,000 (100,000,000 pre-consolidation) shares of common stock of the Company have been issued as an advance against future redemption. These shares were converted subsequent to June 30, 2008, for the net amount of $33,600.

Note 5. Related-Party Transactions

During the three and six months ended June 30, 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $93,406. During the three months ended March 31, 2008, $55,315 was converted into 48,522 (12,130,482 pre-consolidation) shares of common stock of the Company. The balance outstanding as at June 30, 2008, is $26,746 and is recorded in accounts payable.

During the six months ended June 30, 2008, a company controlled by an officer and director of the Company amended its consulting agreement with the Company, effective as of January 1, 2008, and converted $189,403 of the amounts owing to it into 757,613 (189,403,286 pre-consolidation) fully paid and non-assessable shares of common stock of the Company. Expenses incurred during the six months ended June 30, 2008, were $42,932. The balance owing as at June 30, 2008, is $222,562 and is included in accounts payable.

On June 26, 2008, the Company acquired software products from a company in which a director of the Company is an officer, director, and shareholder. The agreed fair price for the products was 5,000,000 post-consolidation shares of the Company, to be issued once the share consolidation becomes effective, and had a total value of $625,000. Subsequent to June 30, 2008, the Company issued the 5,000,000 shares in full satisfaction of this amount.

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

No shares of preferred stock were issued and outstanding as of June 30, 2008.

Common Stock

The Company is authorized to issue 250,000,000,000 shares of common stock with a par value of $0.0001.

On June 19, 2008, the Board of Directors approved the consolidation of the issued and outstanding common stock on the basis of one new share for each 250 shares, effective upon approval of the regulatory authorities. The Company’s common stock was consolidated effective July 21, 2008. The application of this stock consolidation has been shown retroactively in these financial statements.

During the six months ended June 30, 2008, the Company (in pre-consolidated number of shares):

•	Issued 1,073,299 (268,324,649 pre-consolidation) shares of common stock for conversion of $505,335 received during 2007.

•

Advanced 400,000 (100,000,000 pre-consolidation) shares of common stock against conversion of the unconverted balance of the Equity Line of $100,000. Subsequent to June 30, 2008, these shares were converted for $33,600 of the Equity Line.

•	Advanced 32,472 (8,118,000 pre-consolidation) shares of common stock against conversion of the unconverted balance of the Equity Line of $167,811.

•	Issued 647,529 (161,882,300 pre-consolidation) shares of common stock for conversion of $125,859 of the $300,000 of the equity line of credit received in February 2008.

•	Issued 655,595 (163,898,847 pre-consolidation) shares of common stock for conversion of $100,000 of the equity line of credit received in April 2008.

•	Issued 1,270,223 (317,555,738 pre-consolidation) shares of common stock for settlement of debt with a total fair value of $657,458.

•	Issued 806.135 (201,533,768 pre-consolidation) shares of common stock for conversion of $244,718 of debt with related parties with a total fair value of $244,718.

•	Issued 18,082 (4,520,500 pre-consolidation) shares of common stock in settlement of accrued compensation of a director with a fair value of $63,287.

•	Issued 72,027 (18,006,785 pre-consolidation) shares of common stock in payment for services with a total fair value of $70,377.

Stock Purchase Warrants

At June 30, 2008, the Company had reserved 56,800 (14,200,000 pre-consolidation) shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

8,000	$0.00040	2011
8,800	0.00046	2011
40,000	0.00032	2012

Pursuant to the second equity line of credit, the Company is obligated to issue warrants entitling the holder to purchase 64,753 (16,188,230 pre-consolidation) shares of common stock.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of June 30, 2008, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	--	$0.000

Options issued:
to a director on August 1, 2007	15,632,196	0.070
to a director on December 1, 2007	18,082,000	0.014

Outstanding at December 31, 2007	33,714,196	$0.040

Options issued:

To a director on May 3, 2008	40,145,039	0.001

	73,859,235	0.019

The following table summarizes stock options outstanding at June 30, 2008:

Exercise Price	Number Outstanding at June 30, 2008	Average Remaining Contractual Life (Years)	Number Exercisable at June 30, 2008
$ 0.000280	62,529	4.08	62,529
0.000056	72,328	2.42	72,328
0.000004	160,580	4.83	160,580
	295,437		295,437

At June 30, 2008, 295,437 (73,859,235 pre-consolidation) shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 97% to 163%.

Note 9. Commitments and Contingencies

In March 2008 the Company entered into an employment agreement with an officer of the Company committing the Company to issue, between May 1, 2008, and June 15, 2008, shares of common stock equal to 1% of the outstanding shares of common stock as at the date of the agreement and options, with an exercise price of $0.0025 per share, to purchase shares of common stock equal to 4% of the outstanding shares of common stock as at the date of the agreement. The shares and options had not been issued as of June 30, 2008.

On April 30, 2008, the Company entered into employment agreements with two officers of the Company where the Company has the option to issue after a minimum of three months of employment: (i) a combined total of 36,000 (9,000,000 pre-consolidation) shares of common stock of the Company; and (ii) options to purchase a combined total of 144,000 (36,000,000 pre-consolidation) shares of common stock of the Company, with an exercise price of $0.0009, vesting as to 36,000 (9,000,000 pre-consolidation) shares of common stock after three months of employment and an additional 36,000 (9,000,000 pre-consolidation) shares on each anniversary of commencement of employment for the next three years.

Note 10. Subsequent Events

Subsequent to June 30, 2008:

•

The consolidation of outstanding common stock on the basis of one new share for each 250 old shares became effective on July 21, 2008. The resulting number of outstanding shares after the consolidation was approximately 8,190,275.

•	The Company issued 5,000,000 post-consolidation common shares in settlement of the purchase agreement of software products with a related party.

•

The Company advanced 400,000 (100,000,000 pre-consolidation) shares of common stock as a deposit against an outstanding unconverted equity line of credit. The conversion of these shares reduced the outstanding amount of the loan by $19,600. The Company advanced a further 1,000,000 post-consolidation shares of common stock as a further deposit against this same equity line of credit. The conversion of 500,000 of these shares reduced the outstanding amount of the loan by $12,300.

•	The Company advanced 600,000 (150,000,000 pre-consolidation) shares of common stock as a deposit against an outstanding unconverted equity line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2008 and 2007, and the period from commencement of business on December 2, 2005, to June 30, 2008, and our annual report on Form 10-KSB for the year ended December 31, 2007, including the financial statements and notes thereto.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008,

with the Three and Six Months Ended June 30, 2007

We have generated gross revenue of $1,250 and $2,500 in the three- and six-month periods ended June 30, 2008, respectively, as compared to gross revenue of $1,250 and $2,500 for the respective three- and six-month periods ended June 30, 2007.

Our operating expenses for the three and six months ended June 30, 2008, were $359,467 and $887,348, respectively, as compared to $1,180,811 and 2,358,527 for the respective comparable periods in 2007, a decrease of 70% and 62%, respectively.

Overall, we sustained a net loss of $416,939 and $1,034,054 for the three- and six-month periods ended June 30, 2008, respectively, as compared to a net loss of $1,179,027 and $2,355,147 in the respective corresponding periods of the preceding year.

            We had four full-time employees as of June 30, 2008, as compared to two full-time employees at June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, our current assets were $56,430, as compared to $67,633 at December 31, 2007. As of June 30, 2008, our current liabilities were $1,218,631, as compared to $2,091,046 at December 31, 2007. Operating activities used net cash of $156,931 and $529,993 for the three and six months ended June 30, 2008, respectively, as compared to using net cash of $1,154,736 and $2,707,719 for the respective three and six months ended June 30, 2007.

No cash was spent on investing activities during the three and six months ended June 30, 2008, as compared to $17,309 spent during the three and six months ended June 30, 2007.

Net cash of $179,339 and $524,076 was provided by financing activities during the three and six months ended June 30, 2008, respectively, and consists of net proceeds of cash received for advance payment on stock purchases in the amounts of $175,000 and $445,000 and advances from our Philippine affiliate in the amount of $4,339 and $79,076. This is compared to net cash provided by financing activities of $1,178,967 and $2,421,480 during the comparable three- and six-month periods ending June 30, 2007, which consisted of proceeds from the issuance of common stock for $709,911 and $1,579,396, advance payment on stock purchases of $549,056 and $338,321, receipt of subscriptions receivable, net of commissions, of $803,430, and less the repayment of loans in the amount of $80,000 and $299,667.

Our current balances of cash will not meet our working capital and capital expenditure needs for the remainder of the year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-KSB for the year ended December 31, 2007, we reported that we did not maintain effective control over financial reporting. During the three months ended June 30, 2008, we hired a new Chief Executive Officer and Chief Operating Officer and continued the process of centralizing our accounting and administrative activities in our new offices in Manila, Philippines. We believe that these changes will materially improve our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2008, and subsequently, we issued unregistered securities as follows:

Issuances Pursuant to Bankruptcy Court Order

On May 28, 2008, we issued 240,000 (60,000,000 pre-consolidation) shares of common stock as an advance under an equity line of credit.

On June 11, 2008, we issued 200,000 (50,000,000 pre-consolidation) shares of common stock as an advance under an equity line of credit.

On June 12, 2008, we issued 15,595 (3,898,847 pre-consolidation) shares of common stock as an advance under an equity line of credit.

On June 13, 2008, we issued 400,000 (100,000,000 pre-consolidation) shares of common stock as an advance under a third equity line of credit.

On July 7, 2008, we issued 400,000 (100,000,000 pre-consolidation) shares of common stock as an advance under a third equity line of credit.

On July 7, 2008, we issued 600,000 (150,000,000 pre-consolidation) shares of common stock as an advance against an equity line of credit.

On July 28, 2008, we issued 500,000 shares of post-consolidation common stock as an advance under a third equity line of credit.

            On August 5, 2008, we issued 500,000 shares of post-consolidation common stock as an advance under a third equity line of credit.

The above securities were issued in accordance with the provisions of the Order of the United States Bankruptcy Court for the Western District of Pennsylvania dated October 14, 2004, and were exempt from registration under Section 3(a)(7) of the Securities Act of 1933.

Issuances Pursuant to Regulation S

On June 16, 2008, we issued 800 (200,000 pre-consolidation) shares of common stock with a fair value of $160 pursuant to an employment agreement.

On June 17, 2008, we issued 135,135 (33,783,783 pre-consolidation) shares of common stock in settlement of $250,000 of debt.

On July 24, 2008, we issued 5,000,000 shares of post-consolidation common stock in settlement of the obligation under the agreement to purchase the software products.

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

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation; Bylaws
3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Current Report on Form 8-K filed July 2, 2008

Item 4	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate	Attached

Item 10	Material Contracts
10.10	Separation Agreement between Mobiclear, Inc., and Anders Ericsson, effective as of April 30, 2008	Incorporated by reference from Current Report on Form 8-K filed May 9, 2008

10.11	Employment Agreement between Mobiclear, Inc., and Stephen P. Cutler, effective as of April 30, 2008	Incorporated by reference from Current Report on Form 8-K filed May 13, 2008

10.12	Employment Agreement between Mobiclear, Inc., and Edward C. Pooley, effective as of April 30, 2008	Incorporated by reference from Current Report on Form 8-K filed May 13, 2008

10.13	Asset Purchase and Sale Agreement made June 26, 2008, between Bastion Payment Systems Corporation and Mobiclear, Inc.	Incorporated by reference from Current Report on Form 8-K filed July 2, 2008

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Mobiclear, Inc.

Date: August 14, 2008	By:	/s/ Stephen P. Cutler
Stephen P. Cutler, President and
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer