Form 10-Q
period 2008-09-30
MOBICLEAR INC.
filed 2008-11-14
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission File Number 000-10822

Mobiclear Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2008, the issuer had one class of common stock, with a par value of $0.0001, of which 33,097,730 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at September 30, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2008 and 2007, and the
	Cumulative Period from Commencement of Business on December 2, 2005,
	to September 30, 2008	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Nine Months Ended September 30, 2008	5
	Unaudited Consolidated Statements of Cash Flows for the
	Three and Nine Months Ended September 30, 2008 and 2007, and the
	Cumulative Period from Commencement of Business on December 2, 2005,
	to September 30, 2008	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T:	Controls and Procedures	18

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5	Other Information	19

Item 6:	Exhibits	20

	Signatures	21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Balance Sheet
September 30, 2008
(unaudited)

Assets

Current assets:
Cash	$38,373
Other receivable	340
Prepaid expenses and deposits	12,268
Total current assets	50,981

Software products	625,000

Property and equipment, net	10,735

Total assets	$686,716

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$681,028
Accrued expenses	23,570
Accrued compensation	146,473
Convertible notes payable	301,502
Equity lines of credit, net of debt discount	354,470
Total current liabilities	1,507,043

Total liabilities	1,507,043

Stockholders' Deficiency
Common stock:
$0.0001 par value, authorized
250,000,000,000 shares
issued and outstanding 18,997,730 shares	1,900
Additional paid in capital	10,227,301
Deficit accumulated during the development stage	(11,057,836)
Accumulated other comprehensive loss	8,308
Total stockholders' deficiency	(820,327)
Total liabilities and stockholders' deficiency	$686,716

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three and nine months ended September 30, 2008 and 2007 and the cumulative period from inception on December 2, 2005 to September 30, 2008
(unaudited)
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative from inception on December 2, 2005 to September 30, 2008

Revenue	$-	$1,250	$2,500	$3,750	$7,500

Expenses:
General and administrative	600,117	836,333	1,354,046	3,020,901	9,232,721
Research and development (recovery)	(46,598)	103,587	86,821	277,546	1,078,511
	553,519	939,920	1,440,867	3,298,447	10,311,232

Other income and expense:
Interest expense	-	-	-	-	(76,235)
Interest expense - related parties	(575)	-	(575)	-	(575)
Financing costs - related parties	(28,770)	-	(28,770)	-	(28,770)
Discounts on common stock	(27,048)	-	(162,684)	-	(640,658)
Other income	-	-	-	-	4,676
Interest income	10	162	168	1,042	2,123
	(56,383)	162	(191,861)	1,042	(739,439)
Loss from operations	(609,902)	(938,508)	(1,630,228)	(3,293,655)	(11,043,171)

Equity loss of affiliate	(47)	-	(13,775)	-	(14,665)

Loss for the period	$(609,949)	$(938,508)	$(1,644,003)	$(3,293,655)	$(11,057,836)

Loss per share - basic and diluted	$(0.05)	$(0.60)	$(0.24)	$(2.22)

Weighted average number of shares outstanding	12,830,500	1,559,553	6,754,815	1,481,036

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the nine months ended September 30, 2008
(unaudited)
	Common Stock Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency
Balance December 31, 2007	553,728,141	$55,373	$7,408,705	$(9,413,833)	$(47,784)	$(1,997,539)

Adjust outstanding shares to reflect share consolidation	(551,513,229)	(55,151)	55,151	-	-	374,534

Net loss	-	-	-	(1,644,003)	-	(1,644,003)
Foreign currency translations	-	-	-	-	56,092	56,092
Comprehensive loss						(1,587,911)

Common stock issued for cash received in 2007
- during the three months ended March 31, 2008	464,980	46	374,488	-	-	374,534
- during the three months ended June 30, 2008	608,319	61	130,740	-	-	130,801

Common stock advanced against equity line	2,500,000	250	(250)	-	-	-

Common stock issued for cash received
- during the three months ended March 31, 2008	100,000	10	45,273	-	-	45,283
- during the three months ended June 30, 2008	1,203,125	120	180,456	-	-	180,576
- during the three months ended September 30, 2008	3,229,464	323	128,966	-	-	129,289

Discount on common stock issued for cash
- during the three months ended March 31, 2008	-	-	86,370	-	-	86,370
- during the three months ended June 30, 2008	-	-	70,769	-	-	70,769
- during the three months ended September 30, 2008	-	-	28,811	-	-	28,811

Common stock issued for settlement of debt
- during the three months ended March 31, 2008	109,899	11	151,150	-	-	151,161
- during the three months ended June 30, 2008	1,160,324	116	506,181	-	-	506,297

Common stock issued for services
- during the three months ended March 31, 2008	31,227	3	58,214	-	-	58,217
- during the three months ended June 30, 2008	40,800	4	12,156	-	-	12,160
- during the three months ended September 30, 2008	156,244	16	4,046	-	-	4,062

Common stock issued to related parties for services	104,219	10	5,409	-	-	5,419

Common stock issued to related parties
for settlement of debt
- during the three months ended March 31, 2008	48,522	5	55,310	-	-	55,315
- during the three months ended June 30, 2008	757,613	76	189,327	-	-	189,403

Common stock issued to related party
for settlement of accrued compensation	18,082	2	63,285	-	-	63,287

Common stock issued to related party
for acquisition of software products	5,000,000	500	624,500	-	-	625,000

Common stock issued to related party
for shares of subsidiary	1,250,000	125	37,375	-	-	37,500

Options issued to related party for services
- during the three months ended June 30, 2008	-	-	33,047	-	-	33,047
- during the three months ended September 30, 2008	-	-	16,052	-	-	16,052

Warrants issued to related parties for change of
debt to convertible notes	-	-	28,770	-	-	28,770

Commissions	-	-	(67,000)	-	-	(67,000)

Balance September 30, 2008	8,997,730	$1,900	$10,227,301	$(11,057,836)	$8,308	$(820,327)

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2008 and 2007 and the cumulative period from inception on December 2, 2005 to September 30, 2008
(unaudited)
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative from inception on December 2, 2005 to September 30, 2008
Cash provided by (used in):

Operations:
Loss for the period	$(609,949)	$(938,508)	$(1,644,003)	$(3,293,655)	$(11,057,836)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	1,373	-	3,072	-	4,775
Amortization of debt discount	-	-	-	-	17,000
Amortization of stock discount	27,048	-	162,684	-	640,658
Loss on acquisition of affiliate	28,657	-	28,657	-	28,657
Equity loss of affiliate	47	-	13,775	-	14,665
Common Stock issued for services	4,062	-	62,439	-	287,439
Common Stock issued to related parties for services	5,419	-	5,419	-	55,051
Options issued to related parties for services	16,052	-	49,099	-	1,014,029
Warrants issued to related parties for change of debt
to convertible loans	28,770	-	28,770	-	28,770
Changes in assets and liabilities
Other receivable	39,599	-	35,744	(5,000)	(340)
Prepaid expenses and deposits	(5,747)	(3,992)	(6,922)	(39,046)	(12,268)
Accounts payable	141,570	349,274	282,818	11,774	2,655,995
Accrued expenses	(28,930)	57,687	11,301	65,390	51,612
Accrued compensation	64,124	-	149,249	-	209,760
Net cash used in operating activities	(287,905)	(535,539)	(817,898)	(3,260,537)	(6,062,033)

Investments:
Purchase of property and equipment	-	-	-	-	(10,217)
Investment in affiliate	-	-	-	-	(18,350)
Cash component upon merger	-	-	-	-	10,971
Net cash used in investing activities	-	-	-	-	(17,596)

Financing:
Issuance of common stock, net of commissions	-	550,000	300,148	3,271,117	4,822,718
Advance payment on stock purchases, net of commissions	200,000	-	344,852	-	354,470
Proceeds of loans	50,000	-	129,076	-	129,076
Proceeds of short term notes	-	-	-	-	400,000
Repayment of short term notes	-	-	-	(299,667)	(400,000)
Receipt of stock subscriptions, net of commissions	-	-	-	-	803,430
Net cash provided by financing activities	250,000	550,000	774,076	2,971,450	6,109,694

Increase (decrease) in cash during the period	(37,905)	14,461	(43,822)	(289,087)	30,065
Foreign exchange effect on cash	66,308	(3,127)	56,092	(97)	8,308

Cash at beginning of the period	9,970	2,486	26,103	303,004	-

Cash at end of the period	$38,373	$13,820	$38,373	$13,820	$38,373

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the three and nine months ended September 30, 2008 and 2007 and the cumulative period from inception on December 2, 2005 to September 30, 2008
(unaudited)

Supplementary Information:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative from inception on December 2, 2005 to September 30, 2008

Interest paid	$-	$-	$-	$70,083	$88,152

Non-cash transactions:
Warrants issued in connection with stock sales	-	108,000	-	1,028,000	1,083,700
Warrants issued with short term notes	-	-	-	-	17,000
Warrants issued with convertible notes	28,770	-	28,770	-	28,770
Common stock issued for settlement of debts	-	-	657,458	-	1,634,930
Common stock issued to related parties for
settlement of debt	-	-	244,718	-	244,718
Options issued to related parties for services	16,052	-	49,099	-	1,014,029
Common stock issued for services	4,062	-	74,439	-	299,439
Common stock issued to related parties for services	5,419	-	5,419	-	55,051
Common stock issued to related party
for settlement of accrued compensation	-	-	63,287	-	63,287
Stock issued to satisfy advance	-	638,321	-	300,000	300,000
Discounts on common stock	-	-	-	-	445,090
Common stock issued for acquisition of software products	625,000	-	625,000	-	625,000
Common stock issued for acquisition of subsidiary	37,500	-	37,500	-	37,500
Commissions payable and reduction of
additional paid in capital	-	-	-	-	89,270
Stock issued and receivable due	-	-	-	-	892,700
Net assets acquired as part of merger
- cash	-	-	-	-	10,971
- accounts payable	-	-	-	-	(56,300)
- net to additional paid in capital	-	-	-	-	45,329

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear, Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006, all of the stock of MobiClear, Ltd. was acquired by Mobiclear Inc. (formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition with MobiClear, Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.

Mobiclear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions and security products for computer networks. Mobiclear’s multi-gateway PIV solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including Internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. Mobiclear’s products are secure and user-friendly identity solutions that work across the globe. In addition, Mobiclear’s identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payments online. Mobiclear’s network security products, inclusive of firewall, anti-DDOS (distributed denial of service attacks) and dynamic DNS (domain name system), offer protection of computer networks while also making digital data more accessible to users.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $11,057,836. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

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

These consolidated financial statements include the accounts of Mobiclear Inc. (formerly known as BICO, Inc.) and its wholly owned subsidiaries, Mobiclear Ltd., Mobiclear Inc. (Philippines) and Mobiclear Inc. (British Virgin Islands). All significant inter-company balances and transactions have been eliminated.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three- and nine-month periods ended September 30, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of net loss per share computations.

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

Note 2. Acquisition of Subsidiary

On September 18, 2008, the Company acquired 167,500 shares of common stock of Mobiclear Inc. (Philippines) from a company of which a director and officer of the Company have a beneficial interest as well as being directors and officers. These 167,500 shares represented the 67% of Mobiclear Inc. (Philippines) which the Company did not previously own. The Company issued 1,250,000 shares of common stock, with a fair value of $37,500, for the shares of Mobiclear Inc. (Philippines).

The acquisition has been accounted for by the purchase method of accounting, and operations of Mobiclear Inc. (Philippines) have been consolidated from the date of acquisition of control. Previous to the Company having control, the results of Mobiclear Inc. (Philippines) were accounted for using the equity method of accounting.

The acquisition of all of the outstanding shares of Mobiclear Inc. (Philippines) has resulted in an accounting loss of $28,657 being recorded in these consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment consist of the following:

Computer equipment	$ 15,156

Less accumulated depreciation	(4,421)
$ 10,735

Note 4. Equity Lines of Credit

The Company entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the Equity Line, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment was converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 12% to 16% until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The discounts on the conversions totaled nil and $63,306 for the three and nine months ended September 30, 2008, respectively, and have been charged to operations.

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The discounts on the conversions totaled $8,000 and $61,333 for the three and nine months ended September 30, 2008, respectively, and have been charged to operations. The Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at September 30, 2008, the Company is obligated to issue warrants to purchase 128,000 shares of common stock. As of September 30, 2008, $155,148 has been converted into 1,280,000 shares of common stock. As of September 30, 2008, there is an outstanding balance of $154,469, including net unamortized debt discount of $38,667, available for conversion. As at September 30, 2008, 500,000 shares of common stock of the Company have been issued as an advance against future redemption. These shares were converted subsequent to September 30, 2008, for the net amount of $8,117.

In April 2008, the Company entered into a third private placement equity line for $200,000. This equity line was converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 14% to 16% until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The discounts on the conversions totaled $19,048 and $38,096 for the three and nine months ended September 30, 2008, respectively, and have been charged to operations.

The full equity line of $200,000 has been converted into 2,596,993 shares of common stock.

In September 2008, the Company entered into a fourth private placement equity line for $200,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. There were no discounts on the conversions for the three and nine months ended September 30, 2008. As of September 30, 2008, there is an outstanding balance of $200,000, including net unamortized debt discount of $35,294, available for conversion. As at September 30, 2008, 2,000,000 shares of common stock of the Company have been issued as an advance against future redemption. These shares were converted subsequent to September 30, 2008, for the net amount of $35,200.

Note 5. Related-Party Transactions

During the three and nine months ended September 30, 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of nil and $93,406, respectively. During the three months ended March 31, 2008, $55,315 was converted into 48,522 (12,130,482 pre-consolidation) shares of common stock of the Company. The balance outstanding as at September 30, 2008, is $24,298 and is recorded in accounts payable.

During the nine months ended September 30, 2008, a company controlled by an officer and director of the Company amended its consulting agreement with the Company, effective as of January 1, 2008, and converted $189,403 of the amounts owing to it into 757,613 fully paid and non-assessable shares of common stock of the Company. Expenses incurred during the nine months ended September 30, 2008, were $14,617. During the three months ended September 30, 2008, the balance of $173,800 was converted to a convertible loan.

During the three and nine months ended September 30, 2008, the Company incurred consulting fees and related expenses to a company controlled by a director of the Company in the amount of $27,280 and $77,680, respectively. The balance outstanding as at September 30, 2008, is $61,094 and is recorded in accounts payable.

During the three months ended September 30, 2008, the Company acquired services from a company controlled by an officer of the Company in the amount of $3,225.

On June 26, 2008, the Company acquired software products from a company in which a director of the Company is an officer, director, and shareholder. The agreed fair price for the products was 5,000,000 post-consolidation shares of the Company, to be issued once the share consolidation becomes effective, and had a total value of $625,000. The Company issued 5,000,000 common shares in full satisfaction of this amount. The parties determined the purchase price in response to their assessment of the potential market for the products and the importance of the products to the Company’s plans going forward and in order to implement the business term of the transaction that Bastion hold an approximately one-third interest in the Company following the transaction.

On September 18, 2008, the Company acquired 167,500 shares of Mobiclear Inc. (Philippines) from the company in which a director and officer of the Company are officers, directors, and shareholders. This transaction gave the Company 100% ownership of Mobiclear Inc. (Philippines). The agreed fair price of $37,500 was paid in full by the issuance of 1,250,000 common shares.

Note 6. Convertible Notes Payable

During the three months ended September 30, 2008, the Company has entered into agreements and issued three convertible notes payable, all with the following attributes:

•	Term of 12 months from date of issue;
•	Interest of 10% per annum payable quarterly in arrears;
•	Convertible to common shares of the Company:
o	at 80% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the holder of the note; and
o	at 75% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the Company; and
•

Warrants to purchase 500,000 shares of common stock of the Company, exercisable for a period of five years after issuance at the lesser of the average market closing price for the 10 days prior to issuance of the warrant and the holder-initiated conversion rate or Company-initiated conversion rate as defined in the convertible note at which shares of the Company’s common stock were most recently issued.

(a)        Convertible note payable in the amount of $50,000 to a company controlled by a director of the Company. The note is due August 31, 2009.

(b)        Convertible note payable in the amount of $173,800 to a company controlled by a director of the Company. The note is due September 30, 2009.

(c)        Convertible note payable in the amount of $77,702 to a company controlled by a director and officer of the Company. The note is due September 30, 2009.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock were issued and outstanding as of September 30, 2008.

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

During the nine months ended September 30, 2008, the Company:

•	Issued 1,073,299 shares of common stock for conversion of $505,335 received during 2007.

•

Advanced 2,500,000 shares of common stock against conversion of the unconverted balance of the equity lines of credit. Subsequent to September 30, 2008, 2,000,000 of these shares were converted for $43,317 of the equity lines.

•	Issued 4,532,589 shares of common stock for conversion of $355,148 of the equity lines of credit received in 2008.

•	Issued 1,270,223 shares of common stock for settlement of debt with a total fair value of $657,458.

•	Issued 806,135 shares of common stock for conversion of $244,718 of debt with related parties with a total fair value of $244,718.

•	Issued 18,082 shares of common stock in settlement of accrued compensation of a director with a fair value of $63,287.

•	Issued 228,271 shares of common stock in payment for services with a total fair value of $74,439.

•	Issued 104,219 shares of common stock to certain management for services with a total fair value of $5,419.

•	Issued 5,000,000 shares of common stock for the purchase of certain software products with a total fair value of $625,000.

•	Issued 1,250,000 shares of common stock for the acquisition of shares of a subsidiary company with a total fair value of $37,500.

Stock Purchase Warrants

At September 30, 2008, the Company had reserved 1,556,800 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

8,000	$0.00040	2011
8,800	0.00046	2011
40,000	0.00032	2012
500,000	0.04750	2013
500,000	0.03830	2013
500,000	0.02630	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants entitling the holder to purchase 128,000 shares of common stock.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of September 30, 2008, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	--	$0.000
Options issued:
to a director on August 1, 2007	62,529	0.000280
to a director on December 1, 2007	72,328	0.000056
Outstanding at December 31, 2007	134,857	0.000160
Options issued:
to a director on May 3, 2008	160,580	0.0000040
to an employee on August 15, 2008	272,876	0.0001000
to employees on August 15, 2008	36,000	0.0000036
	604,313	$0.000008

The following table summarizes stock options outstanding at September 30, 2008:

Exercise Price	Number Outstanding at September 30, 2008	Average Remaining Contractual Life (Years)	Number Exercisable at September 30, 2008
$ 0.000280	62,529	3.83	62,529
0.000056	72,328	2.17	72,328
0.000004	160,580	4.58	160,580
0.000010	272,876	4.87	272,876
0.000001	36,000	4.87	36,000
	604,313		604,313

At September 30, 2008, 604,313 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 97% to 163%.

Note 9. Commitments and Contingencies

The Company has entered into employment agreements with certain management that require the Company to issue options to purchase 204,000 shares of the Company’s stock over the period of December 2008 to August 2011.

Pursuant to a financing agreement entered into in February 2008 the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line. As at September 30, 2008, the Company is obligated to issue warrants to purchase 128,000 shares of common stock.

Pursuant to an agreement entered into in August 2008 the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of December 1, 2008, March 1, 2009, June 1, 2009, and September 1, 2009.

Note 10. Subsequent Events

Subsequent to September 30, 2008:

•	2,500,000 shares of common stock of the Company were converted reducing the outstanding amount of the equity lines of credit by $43,317.

•

The Company advanced 14,100,000 shares of common stock as a deposit against an outstanding unconverted equity line of credit. The conversion of 4,356,051 of these shares reduced the outstanding amount of the equity lines by $44,838.

•	The Company received a new equity line in the amount of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2008 and 2007, and the period from commencement of business on December 2, 2005, to June 30, 2008, and our annual report on Form 10-KSB for the year ended December 31, 2007, including the financial statements and notes thereto.

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

During the three months ended September 30, 2008, we also concluded a development agreement with Bastion Payment Systems Corporation for the commercialization of our PIV products and acquired the remaining ownership of Mobiclear Inc. (Philippines), which we did not previously own. The ownership of 100% of Mobiclear Inc. (Philippines) will facilitate our operations in the Philippines.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008,

with the Three and Nine Months Ended September 30, 2007

We have generated gross revenue of nil and $2,500 in the three- and nine-month periods ended September 30, 2008, respectively, as compared to gross revenue of $1,250 and $3,750 for the respective three- and nine-month periods ended September 30, 2007.

Our operating expenses for the three and nine months ended September 30, 2008, were $553,519 and $1,440,867, respectively, as compared to $939,920 and $3,298,447 for the respective comparable periods in 2007, a decrease of 41% and 56%, respectively. The decrease in operating expenses includes a reduction in research and development of $150,185 and $190,725 for the respective three- and nine-month periods and reduction in consulting fees.

            Overall, we sustained a net loss of $609,949 and $1,644,003 for the three and nine-month periods ended September 30, 2008, respectively, as compared to a net loss of $938,508 and $3,293,655 in the respective corresponding periods of the preceding year.

We had four full-time employees as of September 30, 2008, as compared to two full-time employees at September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, our current assets were $50,981, as compared to $67,533 at December 31, 2007. As of September 30, 2008, our current liabilities were $1,507,043, as compared to $2,091,046 at December 31, 2007. The reduction in current liabilities is primarily due to the paying down of $965,463 of liabilities through the issuance of common stock. Operating activities used net cash of $287,905 and $817,898 for the three and nine months ended September 30, 2008, respectively, as compared to using net cash of $535,539 and $3,260,537 for the respective three and nine months ended September 30, 2007. The reduced use of net cash by operating activities is directly related to the reduced losses for the three and nine months ended September 30, 2008, as compared to the same periods ended September 30, 2007.

No cash was spent on investing activities during the three and nine months ended September 30, 2008 and 2007.

Net cash of $250,000 and $774,076 was provided by financing activities during the three and nine months ended September 30, 2008, respectively, and consists of net proceeds of cash received for stock purchases in the amounts of $200,000 and $645,000 and advances from related parties in the amount of $50,000 and $129,076. This is compared to net cash provided by financing activities of $550,000 and $2,971,450 during the comparable three- and nine-month periods ending September 30, 2007, respectively, which consisted of proceeds from the issuance of common stock for $550,000 and $3,271,117 less the repayment of loans in the amount of nil and $299,667.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-KSB for the year ended December 31, 2007, we reported that we did not maintain effective control over financial reporting. During the nine months ended September 30, 2008, we have hired a new Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer and continued the process of centralizing our accounting and administrative activities in our new offices in Manila, Philippines. We believe that these changes have materially improved our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2008, and subsequently, we issued unregistered securities as follows:

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

On August 14, 2008, we issued 796,993 shares of post-consolidation common stock as an advance under a third equity line of credit.

On August 20, 2008, we issued 500,000 shares of post-consolidation common stock as an advance under an equity line of credit.

On September 4, 2008, we issued 2,000,000 shares of post-consolidation common stock as an advance under a fourth equity line of credit.

               On September 24, 2008, we issued 156,244 shares of post-consolidation common stock as a commission

On October 3, 2008, we issued 2,000,000 shares of post-consolidation common stock as an advance under a fourth equity line of credit.

On October 27, 2008, we issued 2,000,000 shares of post-consolidation common stock as an advance under a fourth equity line of credit

On October 30, 2008, we issued 500,000 shares of post-consolidation common stock as an advance under an equity line of credit

On November 4, 2008, we issued 6,000,000 shares of post-consolidation common stock as an advance under a fourth equity line of credit

On November 7, 2008, we issued 3,600,000 shares of post-consolidation common stock as an advance under a fifth equity line of credit

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

On August 20, 2008, we issued a total of 104,219 shares of post-consolidation stock to three executives pursuant to obligations under employment contracts.

On September 19, 2008, we issued 1,250,000 shares of post-consolidation stock in settlement of the obligation under the agreement to acquire the remaining interest of Mobiclear Inc. (Philippines).

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

Item 5. Other Information

During the quarter ended September 30, 2008, we issued unregistered securities in excess of 5% of our issued and outstanding common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds—Issuances Pursuant to Bankruptcy Court Order.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation; Bylaws
3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Current Report on Form 8-K filed July 2, 2008

Item 10	Material Contracts
10.14	Outsourcing Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated August 8, 2008	Incorporated by reference from Current Report on Form 8-K filed October 14, 2008

10.15	Stock Purchase Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated September 18, 2008	Incorporated by reference from Current Report on Form 8-K filed October 14, 2008

10.16	Employment Agreement between Mobiclear Inc. and Paul Pasion executed September 18, 2008, and effective as of September 1, 2008	Incorporated by reference from Current Report on Form 8-K filed October 14, 2008

10.17	Convertible Promissory Note Due August 31, 2009, to Charter Finance Group, Ltd., in the amount of $50,000	Attached

10.18	Convertible Promissory Note Due September 30, 2009, to Raleston Consultants Inc., in the amount of $173, 800	Attached

10.19	Convertible Promissory Note Due September 30, 2009, to DBP Holdings Limited, in the amount of $77,702	Attached

10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings Limited, warrantholders) with schedule	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

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

Registrant

Mobiclear Inc.

Date: November 14, 2008	By:	/s/ Stephen P. Cutler
Stephen P. Cutler, President and
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer