Form 10-K
period 2008-12-31
MOBICLEAR INC.
filed 2009-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 000-10822

Mobiclear Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9th Floor, Summit One Tower
530 Shaw Boulevard, Mandaluyong City,
Metro Manila, Philippines	1552
(Address of principal executive offices)	(Zip Code)

632-535-0918
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $9,977,619.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 8, 2009, registrant had 113,227,468 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Background

Mobiclear Inc. was incorporated in Pennsylvania in 1972 as Coratomic, Inc. In 2006, we merged with Mobiclear Ltd. and changed our name to Mobiclear Inc.

On November 7, 2007, MobiClear Inc. (MobiClear – Philippines) was incorporated in the Philippines. Initially we held a one-third equity interest and the remaining two-thirds equity interest was held by Bastion Payment Systems Corporation, an affiliate of ours. On September 18, 2008, we acquired the remaining two-thirds of Mobiclear – Philippines in exchange for 1,250,000 shares of our common stock in a transaction valued at $37,500. We presently develop and host our personal identity verification, or PIV, products and solutions through MobiClear – Philippines.

On July 24, 2008, we incorporated Mobiclear Inc. – British Virgin Islands as a wholly owned subsidiary through which we contract with our international suppliers and clients.

We effected a 1-for-250 share reverse stock split on July 21, 2008, and the outstanding shares were reduced to 6,757,803.

References to “we” or “us” in this report include our subsidiaries.

Nature of Business

We specialize in electronic Personal Identity Verification “PIV” solutions in connection with credit/debit card and Internet login transactions. Our multiple gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments, including Internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. Although there are varying estimates of the amount of credit/debit card fraud on the Internet, we estimate that it is in excess of $20 billion annually and have seen estimates as high as $60 billion. Our answer to the problem is a secure and user-friendly identity solution that works across the globe. In addition, our identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

Our management believes that our solutions represent a major inhibitor of electronic transaction fraud, specifically in the areas of:

•	credit card cloning;
•	credit card theft;
•	credit card not present (i.e., as in the case of e-shopping); and
•	identity theft.

Business Model

Management believes that the use of all forms of credit cards is enjoying double-digit growth as their presence in both business-to-customer and business-to-business transaction environments continues to increase.

Most notably, management understands that the use of credit cards is being increasingly encouraged by police and governmental agencies in many countries as the physical movement of money continues to present a major risk of robbery. Governmental pressure on banks and others to improve credit card security remains firm. Notwithstanding such risks, the logistics and physical handling of cash is also extremely expensive for all parties involved in the process chain. Retailers now frequently offer cash-back services to their customers to avoid the cost and risk associated with carrying large amounts of cash. As a consequence, credit and payment card instruments potentially constitute a superb alternative to cash if security can be better assured.

Even with the increased use of smart chips, increases in card proliferation and use bring corresponding increases in fraud. Card cloning, card theft, and card-not-present (i.e., in Internet transactions) represent approximately 60% of the total losses.

Credit card issuers continue to invest heavily in card-related security technologies. Recent media reports indicate that banks perceive, on the basis of diminishing returns, an upper threshold in terms of their willingness to make investments in preventive and protective technology, above which the implication is that they will accept losses from fraud. Inevitably, such losses are passed on to the consumer in the form of higher card fees, high rates of interest, and charge-backs.

Significantly, the consequences of fraudulent practices associated with credit cards are especially evident in end-user reticence towards web-shopping and other financial transactions over the Internet, including web-banking. Thus management believes that the Internet as a well-trusted and reliable commercial transaction platform is not yet able to realize its full power and potential.

In order to take credit card use to the next level, both card issuers as well as the growing e-commerce market as a whole have an urgent need to simplify the ordering and payment processes for the consumer. In basic terms, this means taking complexity out of the process as seen from the buyer’s perspective.

We provide innovative and unique, patent-pending solutions to address the above security problems across the entire value chain encompassing card-issuers, retailers, e-commerce, and end-users. Simply put, our technology provides that every purchase made with a credit card, either in a store or on-line, automatically initiates a call to the user’s personal mobile phone. The transaction is confirmed by the legitimate user by entering a unique MobiClear PIN code matched in our secure database with the phone number and other parameters. No transaction can be completed without this simple approval procedure. This affords the card owner confidence to use his or her card in all types of buying situations and virtually eliminates losses from illicit use, as security is managed through networks other than the single transaction network, which is the case today. Management believes that the chances that a person with criminal intent can break through the three additional layers of security we provide are extremely remote.

Principal Products and Services

Our core business proposition is the provision of hosted solutions and associated customer support to secure electronic transactions with or without the use of credit cards, resulting in the elimination of related fraud. This is achieved by real-time, logical correlation between the user’s identity (unique mobile telephone number), credit card number (or alternatively account number for business-to-business transactions), and unique PIN-code.

Using a common technology core, our different solutions comprise fundamentally various adaptations of customer interfaces and applied buying scenarios for:

•	credit card present transactions (typically retail environments);
•	card not-present transactions (typically e-commerce environments); and
•	business-to-business purchasing transactions on account (i.e., invoiced transactions).

To date, we have not made any significant sales of our solutions.

Future applications may include value-added services such as:

•	database audit trails;
•	e-warranty management;
•	third generation, or 3G, applications for MobiClear and vendor logo transmission and advertising via mobile phones;
•	up-selling information to end-user through 3G-based customer relationship management or CRM and e-CRM applications;
•	end-user activation and deactivation of credit cards;
•	end-user defined credit limits with real-time variability; and
•	end-user subscriptions for registration and management of multiple credit cards.

In order to ease integration and improve network security and service availability we acquired three key technologies from Bastion Payment Systems, an affiliate of ours. These included technology for an advanced firewall for port and packet monitoring and management; a dynamic domain name system, or DNS, for improvement of system availability; and a system to monitor for and secure systems against distributed denial of service, or DDOS, attacks.

Although each of these technologies may later be developed into its own stand-alone line of services and products, in the immediate future we envision these three technologies combined into a single network appliance, along with built-in and customizable business rules and logic and pre-configured network security parameters, that will allow MobiClear to secure, monitor, and manage the bank-side network connection from the point of origination without compromising the bank’s existing network security.

Differentiation and Unique Selling Points

Our strategy and product are unique. As far as we can ascertain, no other company offers directly anything fully comparable. Our solutions ensure that the person conducting a transaction is legitimate through PIV prior to the completion and acceptance of the transaction.

Competing solutions only validate a credit card against its PIN-code and not the legitimate owner of the card or send a short text message, which lacks the inherent security of a voice call. If a MobiClear-registered credit card was stolen and an attempt was made to use it illegally, the legitimate owner would still receive a mobile phone call, prior to the transaction being completed, to request approval. The owner is alerted to such loss or attempted fraud, if he or she was not already aware, and can deny approval.

Our solutions can be used in both card-present and card-not-present scenarios and do not require any capital investment on the part of the e-commerce web operator/retailer/credit card vendor/bank. Clients can finance our services through revenue or current account/operations budgets.

Management believes that our unique selling points are that our solutions:

•	offer PIV, enabling among other things total fraud and charge-back protection for card issuers, vendors, and users;
•	are universally applicable with extremely few technical adaptation requirements;
•	offer multiple-language solutions as and when required;
•	use technologies that are already widely accepted at user level;
•	do not entail new user and vendor behaviors to be learned;
•	do not replace but complement existing solutions provided by credit card issuers;

•	are quick and simple to implement;
•	require no capital investment;
•	offer real-time transaction traceability enabling value-added services; and
•	can provide audit trails in the event of money laundering via credit cards.

Markets and Distribution

Management believes that our solutions are independent of time and space. The market is defined as participants involved in the supply chain of electronic transactions requiring PIV. In our primary area of application, the market is thus defined as organizations and individuals involved in the use of credit cards.

Consequently, markets are therefore defined on the basis of key segments within which credits are used. MobiClear solutions are directed towards credit card issuers and banks issuing franchised cards such as Visa and MasterCard.

In 2009, our solutions will also be directed toward:

•	global credit card issuers of branded cards (e.g. American Express);
•	mobile telecom operators; and
•	branded retail card issuers (e.g., Shell, IKEA, Wal-Mart, etc.).

Benefits

We believe that our solutions will have significant benefits for banks and credit card issuers, businesses, and consumers. We expect those benefits to include reduced losses from credit card fraud, greater consumer confidence in the safety of credit card transactions, and increased sales as a result of consumer confidence.

Intellectual Property

In 2007, we were granted U.S. trademark rights for the name “mobiclear.”

We have filed patent applications covering our technology in Europe, the United States, and China that cover a broad spectrum of integrated services centered on personal identity verification (PIV). Our core solution may be described as an integration of the processes in multilevel communication, cross-check, and access gateway servers. With this in mind, the patent-pending technology includes not only the specific payment and card protecting processes, but also the underlying processes enabling value-added services.

Our technology management strategy includes a combination of patent application, trademark, copyright, and reliance on trade secrets.

Research and Development and Software Products

We are a technology driven corporation. Our principal product and service is using technology to better secure the authorization of credit card payments using the wireless telephone network. Since our inception, we have spent $1,122,811 on research and development.

During 2008, we acquired three additional software products--a firewall, anti-DDOS and dynamic DNS--from Bastion Payment Systems Corporation for 5.0 million shares of our common stock with a fair value of $625,000.

Employees

Through the year ended December 31, 2008, we had four employees.

ITEM 1A. RISK FACTORS

Risk Factors Related to Our Finances

Our independent auditors have issued a going concern audit opinion.

At December 31, 2008, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern, and which caused our independent auditors to include an explanatory paragraph in their report on our financial statements for a going concern. For the fiscal year ended December 31, 2008, we had revenues of $2,500. We are currently insolvent, and we are in arrears on our current accounts and salaries and wages to our employees. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to pay.

At December 31, 2008, we had total current liabilities of approximately $1.4 million, including accounts payable at approximately $380,000, accrued expenses of approximately $29,000, accrued compensation of approximately $440,000, and convertible notes payable of approximately $400,000 (not including debt discounts). As of the same date, we had cash of only $14,138. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital. We believe that we will need to raise approximately $2.0 million to be able to meet our preliminary targets by the end of fiscal year 2009. We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital. We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our insignificant revenues make it difficult to forecast our future results.

As a result of having insignificant revenues, it is impossible to predict our future performance or the period of time in which we can sustain our existence.

Our management has identified significant internal control deficiencies, which management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

•	lack of a sufficient number of independent directors on our audit committee;
•	insufficient segregation of duties in our finance and accounting function due to limited personnel;
•	insufficient corporate governance policies; and
•	accounting for technical matters.

As part of the communications by our independent auditors with our audit committee with respect to audit procedures for the year ended December 31, 2008, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board. We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

Risk Factors Related to Our Operations

We are a development-stage enterprise and as such have not made any significant sales of our products and solutions.

We may not be able to execute our business plans due to failure to raise funds for working capital, competition, or many reasons. Should we fail to successfully create a market for our products and solutions, we may need to cease operations entirely.

We operate in an intensely competitive market and our efforts to compete may not be successful.

The PIV credit/debit card security market is highly competitive with several companies employing a variety of different solutions to minimize the risk of card fraud. Competing security solutions can be divided into two groups:

•	direct competitors providing wireless identity verification solutions; and
•	indirect competitors providing authorization or identity verification solutions for credit card use.

In addition to the large companies specializing in security solutions, there are also other new entrants into the market with different technology solutions to address credit card security. If our efforts to compete are unsuccessful, our financial condition and results of operations could be materially adversely affected.

We are dependent upon our partners to execute our business plans.

We have two partnership agreements and are reliant on Bastion Payment Systems Corporation to provide technology development and support services and on Transpacific Broadband Group International, Inc., to provide collocation and Internet connectivity services. We cannot guarantee that our partners will be able to provide these services to effectively support our operations and develop our products to meet customer requirements.

We have sales activity and operations outside of the United States that subjects us to the risks associated with conducting business in foreign economic and regulatory environments.

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

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, as we continue adapting our new technology to commercial applications and continue to be active as a public company, we will rely on the expertise of our executive officers, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on this new technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

Our success will depend, in part, upon our intellectual property rights. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results, and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

Claims that we infringe upon the intellectual property rights of others could be costly to defend or settle.

Litigation regarding intellectual property rights is common. We expect that software and security technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. Any litigation to defend against claims of infringement or invalidity, whether or not meritorious, could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that would require us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results, and financial condition could be harmed if any of these events occurred.

If we become subject to service-related liability claims, they could be time-consuming and costly to defend.

Because our customers will use our products and services to reduce their exposure to fraud and resulting financial losses, any errors, defects, or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results, or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming, costly to defend, and harm our reputation.

We work with confidential customer data and, as such, our business could be damaged and we could potentially be exposed to liability in the event that we experienced a breach in our security.

We handle confidential and sensitive customer data. We cannot guarantee that the measures we take will be sufficient to protect that data and any breach in security would expose us to liability.

It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors because many of our officers and substantially all of our operations are currently outside the United States.

Many of our assets are located outside the United States, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

Risk Factors Related to Our Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our shareholders' ability to sell shares of our common stock.

There can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders’ ability to sell shares of our common stock.

Our common stock may be affected by issuances of common stock in connection with any financing.

We need to raise capital in order to continue our operations. Through November 2009, we may raise capital by issuing shares that are exempt from registration pursuant to Section 3(a)(7) of the Securities Act and the order of the Bankruptcy Court with respect to us. Pursuant to the Bankruptcy Court order and Section 3(a)(7), the shares issued may be issued without restrictive legends. Accordingly, if we undertake such a financing by issuing our shares of common stock without restrictive legends, the shares may be sold in the public market. This creates an immediate dilution to our shareholders and could cause our stock price to decline.

We may initiate additional reverse splits of our common stock without shareholder approval.

The same bankruptcy court order that permits us to issue certain shares without a restrictive legend also permits us to reverse split our common stock without shareholder approval and without correspondingly reducing the number of shares we are authorized to issue through November 2009. If our board of directors chooses to initiate one or more reverse splits before the November 2009 deadline, we may issue more shares and our shareholders will have their ownership interest diluted.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Accordingly, there are certain suitability requirements that may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently own any real property. We have entered into a one year lease, and prepaid for one year in advance, for office premises at 9th floor, Summit One Tower, 530 Shaw Boulevard, Mandaluyong City, Metro Manila, Philippines 1552, at a monthly cost of $1,233; however, that agreement has not yet been reduced to a written lease agreement.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to a vote of our securities holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol MOBI.

The following table sets forth the range of high and low bid information for our common stock for each quarterly period in 2006, 2007, and 2008, as well as 2009 to date. These quotations are believed to be representative interdealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions:

	Low	High
Fiscal year ending December 31, 2009:
Quarter ending June 30 (through April 7)	$0.004	$0.004
Quarter ended March 31	0.004	0.014

Fiscal year ended December 31, 2008:
Quarter ended December 31	0.008	0.05
Quarter ended September 30	0.03	0.13
Quarter ended June 30	0.13	0.50
Quarter ended March 31	0.40	3.00

Fiscal year ended December 31, 2007:
Quarter ended December 31	2.50	7.50
Quarter ended September 30	5.00	17.50
Quarter ended June 30	5.00	30.00
Quarter ended March 31	17.50	37.50

Fiscal year ended December 31, 2006:
Quarter ended December 31	2.50	52.50
Quarter ended September 30	22.50	112.50
Quarter ended June 30	37.50	150.00
Quarter ended March 31	37.50	150.00

As of April 8, 2009, we had approximately 6,828 shareholders of record.

We are cross listed on the Deutsche Börse (Deutsche Börse: B3CA) in Germany, making it easier for Europeans to trade our shares.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. Since our inception, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

Sales of Unregistered Securities

In 2006, we entered into a private placement equity line agreement with a select group of institutional and accredited investors. Under the terms of this equity line, the investors agreed to invest up to $5,000,000 in us. This equity line investment was converted to our unrestricted common stock with the timing at the discretion of the investors. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 12% to 16%, until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The beneficial conversion feature on the conversions totaled $63,306 and $445,090 for the years ended December 31, 2008 and 2007, respectively, and have been charged to operations as interest expense.

In February 2008, we entered into a second private placement equity line for $300,000. This equity line is to be converted to our unrestricted common stock with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we have issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The beneficial conversion feature expense on this equity line of credit amounted to $100,000. During the year, we renegotiated the terms of the loan to reduce the outstanding amount by $104,885 with the resultant gain being credited to operations. We are also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at December 31, 2008, we are obligated to issue warrants to purchase 228,000 shares of common stock. As of December 31, 2008, $220,115 has been converted into 2,280,000 shares of common stock and there is an outstanding balance of $75,000 available for conversion.

In April 2008, we entered into a third private placement equity line for $200,000. This equity line was converted to our unrestricted common stock with the timing at the discretion of the investor. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 14% to 16%, until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The beneficial conversion feature on this equity line was $38,096 for year ended December 31, 2008, and has been charged to operations. The full equity line of $200,000 has been converted into 3,252,588 shares of common stock.

During September to November 2008, we entered into two private placement equity lines totaling $300,000. These equity lines were converted to our unrestricted common stock with the timing at the discretion of the investors. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%, until the entire amount of the investment was converted. The shares were to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The beneficial conversion feature on this equity line totaled $52,941 for the year ended December 31, 2008, and has been charged to operations. The full equity lines totaling $300,000 have been converted into 49,298,768 shares of common stock.

In December 2008, we entered into a private placement equity line totaling $200,000. This equity line will be converted to our unrestricted common stock with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we have issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. As at December 31, 2008, there is an outstanding balance of $235,294, including debt discount available for conversion.

In March 2009, we entered into a private placement equity line totaling $130,000. This equity line will be converted to our unrestricted common stock with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, we have issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula.

On December 1, 2008, we issued 330,970 shares of common stock as payment of a consulting fee in connection with an equity line.

On December 12, 2008, we issued 13,050,585 shares of common stock as an advance against an equity line.

On December 12, 2008, we issued 19,575,880 shares of common stock as an advance against an equity line.

On December 18, 2008, we issued 1,598,539 shares of common stock as an advance against an equity line.

On January 9, 2009, we issued 3,000,000 shares of common stock against the conversion of $17,648 of an equity line funded in 2008.

On February 6, 2009, we issued 20,000,000 shares of common stock as an advance against the conversion of a $200,000 equity line received in December 2008.

On March 9, 2009, we issued 13,000,000 shares of common stock as an advance against the conversion of a $130,000 equity line received in March 2009.

All of the securities issued under the equity lines were issued in accordance with the provisions of the Order of the United States Bankruptcy Court for the Western District of Pennsylvania dated October 14, 2004, and were exempt from registration under Section 3(a)(7) of the Securities Act.

Issuances Pursuant to Regulation S

On December 8, 2008, we issued 500,000 shares of common stock pursuant to an exercise of warrants to purchase common stock

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

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

We consider our recognition of revenue and the accounting for stock-based compensation and equity to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Plan of Operation

Our continued operation was and continues to be dependent on raising sufficient funds through the sources available to us, primarily issuance of stock either through private placement or facilities in place with our investor partners. Since December 31, 2008, $130,000 has been raised from these sources to reduce the accounts payable balance and to support ongoing monthly expenses, which are approximately $100,000 per month.

We have signed contracts with customers and we anticipate that we will have our first meaningful revenue by the end of the third quarter of 2009. However, management estimates that we will still need to raise approximately $2.0 million throughout 2009 to pay our creditors and to enable us to continue operations and properly launch our product. We anticipate that approximately $500,000 of this will be used to pay off existing accounts payable. We may seek to settle the balance of existing accounts payable and accruals through the issuance of common stock.

As of December 31, 2008, we had four full-time employees and use the services of consultants and partners to effectively perform our operations.

Results of Operations

We are a start-up company and do not yet generate any significant revenue. We continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us. As of December 31, 2008, we were in immediate need of equity or debt financing in order to continue operations and execute our business plans. There can be no assurance that we will raise the required funds.

We had a net loss for the year ended December 31, 2008, of approximately $2.8 million, as compared to a net loss for the year ended December 31, 2007, of approximately $6.5 million. The net losses accumulated since inception amount to approximately $12.2 million. The decreased loss for the year ended December 31, 2008, is primarily attributable to consolidation of administration and operations in the Philippines and general overall reduction in expenses.

During 2008, we incurred general and administrative costs of approximately $1.8 million, as compared to approximately $5.6 million for 2007. The decrease related primarily to centralization of administration and reduction in all expenses.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and the credit of vendors to fund our activities. During the fiscal year ended December 31, 2008, we used cash of approximately $1.0 million for operating activities and approximately $200 for investing activities, while financing activities provided by approximately $1.1 million in cash. During the fiscal year ended December 31, 2007, we used cash of approximately $4.4 million for operating activities and approximately $29,000 for investing activities, which activities were funded by net cash of approximately $4.1 million from financing activities and the balance of cash on hand at December 31, 2006, of approximately $300,000.

We have not yet started to generate significant revenues and still have substantial ongoing losses; we do not have enough cash to satisfy our cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended December 31, 2008, as in previous years, our auditors stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at December 31, 2008, was approximately $1.4 million, as compared to a deficit of approximately $2.0 million at December 31, 2007. At December 31, 2008, we had an accumulated deficit of approximately $12.2 million and stockholders’ deficiency of approximately $1.4 million, as compared to an accumulated deficit of approximately $9.4 million and total stockholders’ deficiency of approximately $2.0 million at December 31, 2007.

Based on our current level of expenditures, we estimate that cash of approximately $300,000 per quarter will be required to fund operations through December 31, 2009. Actual expenditures will depend both on the level of expenditures and the availability of funds.

We intend to rely on the sales of our products and services, as well as on the sale of securities and loans from stockholders and others, to meet our cash requirements. We may seek to sell common or preferred stock in private placements. Other than the $130,000 raised by an equity line of credit in the first quarter of 2009, we have no commitments from anyone to purchase our common or preferred stock or to loan funds. There is no assurance that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of consolidated operations for the year ended December 31, 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Income	$ 1,250	$ 1,250	$ --	$ --
Operating Expenses	608,335	414,491	609,902	1,191,745
Operating (Loss)	(607,085)	(413,241)	(609,902)	(1,191,745)
Equity (Loss)	(10,030)	(3,698)	(47)	--
Net (Loss)	$(617,115)	$(416,939)	$(609,949)	$(1,191,745)

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the independent registered public accounting firm’s report on our consolidated financial statements, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

(i)        Lack of any independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of two directors. Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)       Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iii)      Insufficient corporate governance policies. Although we have a code of ethics that provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

(iv)      Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function. However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions. The complex areas in 2008 included issuance of convertible debt (with attached warrants), beneficial conversion features issued with equity lines of credit, and accounting for software development costs. These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles. This is especially important for periodic interim reporting that is not subject to audit.

As part of the communications by Peterson Sullivan, LLP (“Peterson Sullivan”), with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:

•

We plan to recruit one or more independent board members to join our board of directors in due course. Such recruitment will include at least one person that qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

•	We plan to recruit additional employees within the accounting functions when resources permit.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2008, we issued common stock in excess of 5% of the then-issued and outstanding common stock. See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Unregistered Securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Lim Wong	52	Chairman, Secretary	08/14/06 to date
Simoun Ung	41	Director	12/01/07 to date
Stephen P. Cutler	54	Chief Executive Officer	04/30/08 to date
Kenneth G.C. Telford	59	Chief Financial Officer	03/18/08 to date

Lim Wong

Mr. Wong is currently the Chairman of our Board of Directors. Mr. Wong was appointed as the sole member of the our Board of Directors, Chief Executive Officer, Chief Financial Officer, and President on August 14, 2006, pursuant to the Stock Purchase and Recapitalization Agreement; however, Mr. Wong resigned his position as our Chief Executive Officer and President in 2007, while retaining his other positions (Chairman and Secretary). Mr. Wong has over 18 years experience within the IT/Telecom sector within management and consultancy, research and development, and programming and system analysis. Mr. Wong was the President of MobiClear Ltd. since its inception in 2005. From 2003 until 2005, Mr. Wong was the founder and Chief Technology Officer of DOCTEQ AB, an electronic invoices global company. From 2005 to present, Mr. Wong has been the sole owner and Managing Director of Goulard Ltd., a Cyprus company, and from 2008 to present the sole owner of Raleston Consultants Inc.

Simoun Ung

Simoun Ung has an extensive background in the payment card industry. Mr. Ung’s experience in the international payment industry stems from a variety of roles in the field: Chief Executive Officer of an Internet payment service provider (2004 to present), President of card-based remittance company (2007 to present), and Vice Chairman of a third-party processor, Bastion Payment Systems Corporation (2005 to present). At Bastion, Mr. Ung helped develop the first proprietary payment gateway certified by the payment card industry in the Philippines. Mr. Ung’s other management positions include being President and Director of Four Star Consulting (1998 to present) and Chairman of Century Peak Corporation (2007 to present). Mr. Ung also serves on the Board of Directors of Transpacific Broadband Group Inc. (PSE: TBGI) and Federal Resources Investment Group, Inc. (PSE: FED). Mr. Ung has been a resource speaker on advanced money laundering using electronic payment systems for the U.S. Federal Bureau of Investigation. Mr. Ung maintains extensive ties with the Philippine community and currently serves as Chairman of Wycliffe Bible Translators Philippines, Inc.; President of the Philippine Chapter of the Foundation for the Support of the United Nations; a trustee of the 3P Foundation U.S.A.; a Commander of the Philippine Coast Guard Auxiliary; and a member of the American Chamber of Commerce in the Philippines. Mr. Ung holds an MBA from the Ivey School of Business, University of Western Ontario, and a BA from the University of British Columbia.

Stephen Cutler

Stephen Cutler was appointed Chief Executive Officer on May 1, 2008 after retiring from 22 years of service with the Federal Bureau of Investigation. While with the FBI, Mr. Cutler worked both within the United States and abroad concentrating on cyber/e-business and other types of commercial-oriented investigations. In 2007, Mr. Cutler was awarded Doctor of Humanities in Peace Development, Honoris Causa by the Philippine College of Criminology. Mr. Cutler has a Master’s degree from Wichita State University and a Bachelor of Arts degree from Rockhurst College.

Kenneth Telford

On March 18, 2008, Kenneth G.C. Telford was appointed as our Chief Financial Officer. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford is a founder and has been a director of Energy Source Technologies, Inc. since May 2007. Mr. Telford served as Chief Financial Officer, Secretary, and director of Essential Innovations Technology Corp., a publicly traded company, from January 2003 to September 2007, and as the Chief Financial Officer and Secretary for Brek Energy Corporation, a publicly traded company, from July 2000 to October 2003. Mr. Telford was Chief Financial Officer of Skymark Investments Ltd. and PayGen International from February 2004 until April 2006. Mr. Telford was also previously a partner in STS Partners LLP Chartered Accountants in Canada from 1994-2001, Telford Sadovnick, PLLC, Certified Public Accountants in the United States from 1998-2004, and in the international accounting firm Deloitte & Touche as well as having served as Chief Operating Officer and Chief Financial Officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, our officers, directors, and greater than 10% beneficial owners did not comply with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate Audit Committee. The entire board acts as the Audit Committee. Mr. Simoun Ung has extensive financial experience and qualifies as a financial expert as that term is defined in Item 407(d)(5) of Regulation S-K. We plan to seek qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the Audit Committee and a Compensation Committee will be chaired by an independent director.

Code of Ethics

We have adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the board of directors, applicable to all employees, which was previously included with our Form 10-KSB filed May 23, 2005.

Nominating Committee

Our board of directors does not have a separate Nominating Committee. The entire board acts as the Nominating Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Change in
Pension
Value and
						Non-	Non-
						Equity	Qualified
						Incentive	Deferred
	Year			Stock		Plan	Compen-	All Other
Name and Principal	Ended	Salary	Bonus	Award(s)	Option	Compen-	sation	Compen -
Position	Dec. 31	($)	($)	($)	Awards ($)	sation	Earnings ($)	sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Anders Ericsson, CEO(1)	2008	92,000	--	--	--	--	--	--	92,000
	2007	188,500	--	49,241	728,938	--	--	--	966,679
	2006	--	--	--	--	--	--	--	--

Stephen Cutler, CEO(2)	2008	80,000	35,000	1,248	1,248	--	--	--	117,496
	2007	--	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--	--

Kenneth G.C. Telford, CFO(3)	2008	93,500	40,000	3,547	14,180	--	--	--	151,227
	2007	--	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--	--

_______________

(1)	Mr. Ericsson resighned as our chief executive effective April 30, 2008
(2)	Mr. Cutler was appointed our chief executive officer effective April 30, 2008.
(3)	Mr. Telford was appointed our chief financial officer March 18, 2008.

Outstanding Equity Awards at 2008 Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008, for each of the Named Executive Officers. The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number	Value of
			Incentive					of	Unearned
	Number of		Plan				Market	Unearned	Shares,
	Securities		Awards:			Number of	Value of	Shares,	Units or
	Underlying	Number of	Number of			Shares or	Shares or	Units or	Other
	Unexer-	Securities	Securities			Units of	Units of	Other	Rights
	cised	Underlying	Underlying			Stock	Stock	Rights	That
	Options (#)	Unexercised	Unexercised	Option	Option	Held That	That Have	That Have	Have
	Exer-	Options (#)	Unearned	Exercise	Expiration	Have Not	Not	Not	Not
Name	cisable	Unexercisable	Options(#)	Price($)	Date	Vested(#)	Vested($)	Vested(#)	Vested($)

Anders Ericsson	62,529	--	--	0.00028	August 1, 2012	--	--	--	--
Stephen Cutler	24,000	--	--	0.0000036	August 15, 2013	--	--	--	--
Kenneth Telford	272,876	--	--	0.0001	August 15, 2013	--	--	--	--

Director Compensation

The following table sets forth the compensation awarded to each of our directors in 2008:

Change in
	Fees				Pension Value
	Earned			Non-Equity	and
	or			Incentive	Nonqualified	All Other
	Paid in	Stock	Option	Plan	Deferred	Compen-
	Cash	Awards	Awards	Compensation	Compensation	sation
Name	($)	($)	($)	($)	Earnings	($)	Total ($)
Lim Wong, Chairman	19,200	--	33,047(1)	--	--	150,800(2)	203,047
Simoun Ung	20,000	--	--	--	--	50,000(2)	70,000

_______________

(1)	Options exercisable at $0.000004 per share until April 30, 2013.
(2)	Includes consulting income of $100,800 to Mr. Lim’s wholly owned company, Raleston Consultants Inc., and a bonus of $50,000.
(3)	Bonus of $50,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 8, 2009, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 113,227,468 shares of common stock outstanding. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:

Transpacific Broadband Group International, Inc.	Common Stock	9,600,000	8.5%

Bastion Payment Systems Corporation	Common Stock	6,250,000	5.5%

Named Executive Officers and Directors:

Lim Wong	Common Stock	840,541	*
	Options	160,580	*
	Warrants	500,000	*
	Total	1,501,121	1.3%

Simoun Ung	Common Stock	6,268,522(1)	5.5%
	Options	73,328	*
	Warrants	1,000,000	*
	Total	1,073,328	6.4%

Stephen Cutler	Common Stock	24,000	*
	Options	24,000	*
	Total	48,000	*

Kenneth Telford	Common Stock	68,219	*
	Options	272,876	*
	Total	341,095	*

All Executive Officers and
Directors as a Group (4 persons):	Common Stock	7,201,282	6.4%
	Options	530,784	*
	Warrants	1,500,000	1.3
	Total	9,232,066	8.0%

_______________

*	Less than 1%.
(1)	includes 6,250,000 shares registered in name of Bastion Payment Systems Corporation of which Mr. Ung is a director and significant shareholder

Equity Compensation Plan

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2008:

	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon exercise	exercise price	future issuance under
	of outstanding	of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved
by security holders	--	--	--
Equity compensation plans not
approved by security holders	628,313	$0.002	--
Total	628,313	$0.002	--

These options are vested and have exercise prices ranging from $0.0000036 to $0.05, and expire beginning in 2010 and ending in 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

During 2008, we incurred consulting fees and expenses to a company controlled by a sister of a former officer and director in the amount of $88,429. During the year, $55,315 was converted into 48,522 shares of our common stock. The balance outstanding at December 31, 2008, is $19,355 and is recorded in accounts payable.

Effective January 1, 2008, Mr. Wong amended his consulting agreement with us and converted $189,403 of the amounts owing into 757,613 fully paid and nonassessable shares of our common stock and $173,800 into a convertible loan. During 2008, we incurred consulting fees and related expenses of $115,564. The balance owing at December 31, 2008, of $80,114 is included in accounts payable.

During the year ended December 31, 2008, we acquired services from Bastion Payment Systems Corporation and CNP Worldwide, Inc., companies controlled by Messrs. Ung and Pasion in the amount of $78,817. The balance owing at December 31, 2008, of $78,802 is included in accounts payable.

On June 26, 2008, we acquired software products from Bastion Payment Systems Corporation, which is controlled by Messrs. Ung and Pasion. We issued 5,000,000 shares of common stock, with an agreed fair value of $625,000, in full satisfaction of this acquisition. The parties determined the purchase price based on their assessment of the potential market for the products, the importance of the products to our plans going forward, and in order to implement the business term of the transaction that Bastion hold an approximate one-third interest in the Company at the date of the transaction.

On September 18, 2008, we acquired 167,500 shares of Mobiclear Inc. (Philippines) from Bastion Payment Systems Corporation, which is controlled by Messrs. Ung and Pasion. This transaction gave us 100% ownership of Mobiclear Inc. (Philippines). The agreed fair price of $37,500 was paid in full by the issuance of 1,250,000 shares of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our auditors during the fiscal years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Audit Fees	$60,000	$54,002

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$60,000	$54,002

For the year ended December 31, 2008, we engaged Peterson Sullivan LLP as the auditors.

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements. The 2007 audit fees were paid in 2008.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008.

Preapproval Policies and Procedures

Before the auditors are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

3.21	Amendment to Articles of Incorporation as as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 4, 2006

3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Exhibit Number	Title of Document	Location

Item 10	Material Contracts

10.5	Employment Agreement with Lim Wong dated January 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

10.6	Employment Agreement with Anders Ericsson dated May 23, 2007	Incorporated by reference from the Current Report on Form 8-K on June 14, 2007

10.7	Employment Agreement with Kenneth Telford dated March 16, 2008	Incorporated by reference from the Current Report on Form 8-K on March 24, 2008

10.8	Letter Agreement between the Company and Simoun Ung dated December 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.9	Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.10	Separation Agreement between Mobiclear Inc. and Anders Ericsson, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 9, 2008

10.11	Employment Agreement between Mobiclear Inc. and Stephen P. Cutler, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

10.12	Employment Agreement between Mobiclear Inc. and Edward C. Pooley, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

10.13	Asset Purchase and Sale Agreement made June 26, 2008, between Bastion Payment Systems Corporation and Mobiclear Inc.	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.14	Outsourcing Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated August 8, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.15	Stock Purchase Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated September 18, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

Exhibit Number	Title of Document	Location

10.16	Employment Agreement between Mobiclear Inc. and Paul Pasion executed September 28, 2008, and effective as of September 1, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.17	Convertible Promissory Note Due August 31, 2009, to Charter Finance Group, Ltd., in the amount of $50,000	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 14, 2008

10.18	Convertible Promissory Note Due September 30, 2009, to Raleston Consultants, Inc., in the amount of $173,800	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.19	Convertible Promissory Note Due September 30, 2009, to DBP Holdings, Ltd., in the amount of $77,702	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings, Limited, warrant holders) with schedule	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

Item 14.	Code of Ethics

14.01	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21.	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Exhibit Number	Title of Document	Location

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

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

MOBICLEAR INC.

Date: April 14, 2009	By:	/s/ Stephen P. Cutler
Stephen P. Cutler
Principal Executive Officer

Date: April 14, 2009	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 14, 2009

/s/ Lim Wong
Lim Wong, Director

/s/ Simoun S. Ung
Simoun S. Ung, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobiclear Inc.

We have audited the accompanying consolidated balance sheet of Mobiclear Inc. (a development stage enterprise) as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for the year ended December 31, 2008, and for the period from December 2, 2005 (date of the development stage) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's financial statements for the period from December 2, 2005 (the effective date of development stage) through December 31, 2007, were audited by other auditors whose report, dated April 14, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from December 2, 2005 (the effective date of development stage) through December 31, 2007, reflect a net loss of $9,413,833 of the accumulated deficit as of December 31, 2008. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiclear Inc. (a development stage enterprise) as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, and for the period from December 2, 2005 (the effective date of the development stage) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 9, 2009

[Goff Backa Alfera & Company, LLC Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MobiClear, Inc.

We have audited the accompanying balance sheet of MobiClear, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ deficiency and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2007, and for the period from December 2, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Goff Backa Alfera & Company, LLC

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

April 14, 2008

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets:
Cash	$14,138	$26,103
Other receivable	3,474	36,084
Prepaid expenses and deposits	3,110	5,346
Total current assets	20,722	67,533

Investment in affiliate	--	17,460
Property and equipment, net	8,521	8,514

Total assets	$29,243	$93,507

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$382,572	$1,452,005
Accrued expenses	28,708	40,311
Accrued compensation	440,150	60,511
Convertible notes payable, net of discounts	265,108	--
Equity line of credit, net of debt discount	310,294	538,219
Total current liabilities	1,426,832	2,091,046

Total liabilities	1,426,832	2,091,046

Stockholders' Deficiency
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2007 - nil)	--	--
Common stock:
$0.0001 par value, authorized 250,000,000,000
shares issued and outstanding 67,627,468 shares (2007 - 2,214,912)	6,763	222
Additional paid in capital	10,819,897	7,463,856
Deficit accumulated during the development stage	(12,249,581)	(9,413,833)
Accumulated other comprehensive gain (loss)	25,332	(47,784)
Total stockholders' deficiency	(1,397,589)	(1,997,539)
Total liabilities and stockholders' deficiency	$29,243	$93,507

See accompanying notes to consolidated financial statements.

F-3

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to December 31, 2008

	2008	2007	Cumulative from inception on December 2, 2005 to December 31, 2008

Revenue	$2,500	$5,000	$7,500

Expenses:
General and administrative	1,820,491	5,606,642	9,699,166
Research and development	131,121	333,690	1,122,811
Software products	625,000	--	625,000
	2,576,612	5,940,332	11,446,977

Other income and expense:
Interest expense	(297,604)	(554,209)	(851,813)
Interest expense - related parties	(55,302)	--	(55,302)
Gain on settlement of debt	104,885	--	104,885
Other income	--	--	4,676
Interest income	160	1,947	2,115
	(247,861)	(552,262)	(795,439)
Loss from operations	(2,821,973)	(6,487,594)	(12,234,916)

Equity in loss of affiliate	(13,775)	(890)	(14,665)

Net loss for the period	$(2,835,748)	$(6,488,484)	$(12,249,581)

Loss per share - basic and diluted	$(0.22)	$(3.78)

Weighted average number of shares outstanding	12,701,518	1,715,878

See accompanying notes to consolidated financial statements.

F-4

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the years ended December 31, 2008, 2007 and 2006 and the period from inception on December 2, 2005 to December 31, 2005

	Common stock		Additional	Stock	Deficit accumulated during the	Accumulated other
	Number of Shares	Amount	paid-in capital	subscriptions receivable	development stage	comprehensive gain (loss)	Total

Balance at December 2, 2005	4	$1	$(1)	-	$-	-	$-
Loss for the year	-	-	-	-	(27,636)	-	(27,636)
Balance December 31, 2005	4	$1	$(1)	$-	$(27,636)	$-	$(27,636)

Loss for the year	-	-	-	-	(2,897,713)	-	(2,897,713)
Foreign currency translation	-	-	-	-	-	(40,943)	(40,943)
Comprehensive loss							(2,938,656)
Shares issued as part of merger	1,110,370	111	(111)	-	-	-	-
Net liabilities assumed as part of merger	-	-	(45,329)	-	-	-	(45,329)
Common stock issued for cash received	240,673	24	749,976	-	-	-	750,000
Common stock subscribed	96,000	9	892,691	(892,700)	-	-	-
Common stock issued for services received	2,640	1	(1)	-	-	-	-
Warrants	-	-	72,700	-	-	-	72,700
Commissions	-	-	(225,470)	-	-	-	(225,470)
Balance December 31, 2006	1,449,687	146	1,444,455	(892,700)	(2,925,349)	(40,943)	(2,414,391)

Loss for the year	-	-	-	-	(6,488,484)	-	(6,488,484)
Foreign currency translations	-	-	-	-	-	(6,841)	(6,841)
Comprehensive loss							(6,495,325)
Receipt of stock subscriptions	-	-	-	892,700	-	-	892,700
Common stock adjust from pre-merger share consolidation	179	1	(1)	-	-	-	-
Conversion of equity line of credit received in 2006	22,059	2	299,998	-	-	-	300,000
Common stock issued for cash received	495,556	49	3,393,712	-	-	-	3,393,761
Beneficial conversion feature of equity lines of credit	-	-	445,090	-	-	-	445,090
Common stock issued for services	45,200	4	224,996	-	-	-	225,000
Common stock issued to related parties for services	15,632	2	49,630	-	-	-	49,632
Common stock issued for settlement of debt	173,161	17	977,455	-	-	-	977,472
Common stock issued for exercise of warrants	13,438	1	(1)	-	-	-	-
Options issued to related parties for services	-	-	964,930	-	-	-	964,930
Commissions	-	-	(336,408)	-	-	-	(336,408)
Balance December 31, 2007	2,214,912	222	7,463,856	-	(9,413,833)	(47,784)	(1,997,539)

Net loss	-	-	-	-	(2,835,748)	-	(2,835,748)
Foreign currency translations	-	-	-	-	-	73,116	73,116
Comprehensive loss							(2,762,632)
Conversion of equity line of credit received in 2007
- during the three months ended March 31, 2008	464,980	46	445,764	-	-	-	445,810
- during the three months ended June 30, 2008	608,319	61	155,603	-	-	-	155,664
Conversion of equity lines of credit received during 2008
- during the three months ended March 31, 2008	100,000	10	45,273	-	-	-	45,283
- during the three months ended June 30, 2008	1,203,125	120	199,504	-	-	-	199,624
- during the three months ended September 30, 2008	3,229,464	323	148,014	-	-	-	148,337
- during the three months ended December 31, 2008	50,298,768	5,030	412,878	-	-	-	417,908
Common stock issued for settlement of debt
- during the three months ended March 31, 2008	109,899	11	151,150	-	-	-	151,161
- during the three months ended June 30, 2008	1,160,324	116	506,181	-	-	-	506,297

(continued on following page)

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the years ended December 31, 2008, 2007 and 2006 and the period from inception on December 2, 2005 to December 31, 2005

	Common stock				Deficit accumulated
	Number of Shares	Amount	Additional paid-in capita	Stock subscriptions receivable	during the development stage	Accumulated other comprehensive gain (loss)	Total stockholders' deficiency

Common stock issued for services
- during the three months ended March 31, 2008	31,227	3	58,214	-	-	-	58,217
- during the three months ended June 30, 2008	40,800	4	12,156	-	-	-	12,160
- during the three months ended September 30, 2008	156,244	16	4,046	-	-	-	4,062
- during the three months ended December 31, 2008	330,970	33	2,946	-	-	-	2,979
Common stock issued to related parties for services
during the three months ended September 30, 2008	104,219	10	5,409	-	-	-	5,419
Common stock issued to related parties
for settlement of debt
- during the three months ended March 31, 2008	48,522	5	55,310	-	-	-	55,315
- during the three months ended June 30, 2008	757,613	76	189,327	-	-	-	189,403
Common stock issued to related party
for settlement of accrued compensation during the three
months ended March 31, 2008	18,082	2	63,285	-	-	-	63,287
Common stock issued to related party
for acquisition of software products during the three
months ended September 30, 2008	5,000,000	500	624,500	-	-	-	625,000
Common stock issued to related party for shares
of subsidiary during the three months ended September 30, 2008	1,250,000	125	37,375	-	-	-	37,500
Common stock issued on exercise of warrants
during the three months ended December 31, 2008	500,000	50	4,275				4,325
Options issued to related party for services
- during the three months ended June 30, 2008	-	-	33,047	-	-	-	33,047
- during the three months ended September 30, 2008	-	-	16,052	-	-	-	16,052
- during the three months ended December 31, 2008	-	-	205	-	-	-	205
Warrants issued to related parties for change of
debt to convertible notes payable
- during the three months ended September 30, 2008	-	-	38,444	-	-	-	38,444
- during the three months ended December 31, 2008	-	-	3,757	-	-	-	3,757
Beneficial conversion feature of convertible notes payable
- during the three months ended September 30, 2008	-	-	113,819	-	-	-	113,819
- during the three months ended December 31, 2008	-	-	29,507	-	-	-	29,507

Balance December 31, 2008	67,627,468	$6,763	$10,819,897	$-	$(12,249,581)	$25,332	$(1,397,589)

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to December 31, 2008

	2008	2007	Cumulative from inception on December 2, 2005 to December 31, 2008
Cash provided by (used in):

Operations:
Loss for the period	$(2,835,748)	$(6,488,484)	$(12,249,581)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	3,819	1,703	5,522
Amortization of debt discount	--	17,000	17,000
Equity line of credit discount	289,586	477,974	767,560
Gain on settlement of debt	(104,885)	--	(104,885)
Impairment loss on trademark	20,066	--	20,066
Commissions paid on equity line of credit	67,000	--	67,000
Issue of shares for software products	625,000	--	625,000
Equity in loss of affiliate	13,775	890	14,665
Common Stock issued for services	77,418	225,000	302,418
Common Stock issued to related parties for services	5,419	49,632	55,051
Options issued to related parties for services	49,304	964,930	1,014,234
Amortization of debt discounts and beneficial conversion
of convertible loans	50,458	--	50,458
Changes in assets and liabilities
Other receivable	32,610	(36,084)	(3,474)
Prepaid expenses and deposits	4,521	10,306	(825)
Accounts payable	259,947	487,310	2,633,124
Accrued expenses	(11,603)	(61,632)	28,708
Accrued compensation	442,926	60,511	503,437
Net cash used in operating activities	(1,010,387)	(4,290,944)	(6,254,522)

Investments:
Purchase of property and equipment	(254)	(10,217)	(10,471)
Investment in affiliate	--	(18,350)	(18,350)
Cash component upon merger/acquisition	27	--	10,998

Net cash used in investing activities	(227)	(28,567)	(17,823)

Financing:
Issuance of common stock, net of commissions	--	--	669,500
Proceeds from equity lines of credit, net of commissions	933,000	3,562,688	4,795,688
Advance from subsidiary pre-acquisition	76,068	--	76,068
Proceeds of convertible notes	50,000	--	50,000
Proceeds of short term notes	--	--	400,000
Repayment of short term notes	--	(316,667)	(400,000)
Receipt of stock subscriptions, net of commissions	--	803,430	803,430

Net cash provided by financing activities	1,059,068	4,049,451	6,394,686

Increase (decrease) in cash during the period	48,454	(270,060)	122,341
Foreign exchange effect on cash	(60,419)	(6,841)	(108,203)

Cash at beginning of the period	26,103	303,004	--

Cash at end of the period	$14,138	$26,103	$14,138

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2008 and 2007
and the cumulative period from inception on December 2, 2005 to December 31, 2008

Supplementary Information:
	2008	2007	Cumulative from inception on December 2, 2005 to December 31, 2008

Interest paid	$--	$76,235	$88,152
Income taxes paid	--	--	--

Non-cash transactions:
Convertible notes payable issued for settlement
of accounts payable	354,502	--	354,502
Warrants issued in connection with stock sales	--	1,028,000	1,083,700
Warrants issued with short term notes	--	--	17,000
Warrants issued with convertible notes payable	42,201	--	42,201
Beneficial conversion feature issued with
convertible notes payable	143,326	--	143,326
Common stock issued for settlement of
accounts payable and accrued expenses	657,458	977,472	1,634,930
Common stock issued to related parties for
settlement of debt	244,718	--	244,718
Common stock converted for settlement of
equity lines of credit	1,412,626	--	1,412,626
Options issued to related parties for services	49,304	964,930	1,014,234
Common stock issued for services	77,418	225,000	302,418
Common stock issued to related parties for services	5,419	49,632	55,051
Common stock issued to related party
for settlement of accrued compensation	63,287	--	63,287
Stock issued to satisfy advance	--	300,000	300,000
Beneficial conversion feature of equity lines of credit	--	445,090	445,090
Common stock issued for acquisition of software products	625,000	--	625,000
Common stock issued for acquisition of subsidiary	37,500	--	37,500
Common stock issued for exercise of warrant
paid by reduction of convertible note	4,325	--	4,325
Commissions payable and reduction of
additional paid in capital	--	--	89,270
Stock issued and receivable due	--	--	892,700
Net assets acquired as part of merger
- cash	--	--	10,971
- accounts payable	--	--	(56,300)
- net to additional paid in capital			45,329
Acquisition of Mobiclear, Inc. (Philippines)
Fair value of assets acquired	103,986		103,986
Liabilities assumed	(62,801)		(62,801)
	41,185		41,185

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006 all of the stock of MobiClear Ltd. was acquired by MobiClear Inc. (formerly known as BICO, Inc.) in a transaction which is accounted for as a reverse acquisition with MobiClear Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.

MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear’s multi-gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including internet shopping, business-to-business procurement transactions and retail shopping with credit/debit cards. MobiClear’s products are secure and user-friendly identity solution that works across the globe. In addition, MobiClear’s identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online. MobiClear’s network security products, inclusive of firewall, anti-DDOS (distributed denial of service attacks) and dynamic DNS (domain name system), offer protection of computer networks while also making digital data more accessible to users.

In exchange for all of the issued and outstanding shares of MobiClear Ltd., the Company issued 942,798 shares of common stock of MobiClear, Inc.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $12,249,581. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of MobiClear Inc. (formerly known as BICO, Inc.) and its wholly-owned subsidiaries MobiClear Ltd., MobiClear, Inc. (Philippines) and MobiClear Inc. (British Virgin Islands). All significant inter-company balances and transactions have been eliminated.

Development Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005. Accordingly, the Company’s financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Cash

Cash consists of checking accounts held at financial institutions in the Philippines and the United Kingdom. At times cash balances may exceed insured limits.

Other Receivable

Other receivables consist primarily of value added tax recoverable. When necessary, the Company provides for an allowance when, based on review, an amount is considered uncollectable.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104: “Revenue Recognition,” revenue will be recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

For software license sales, the Company will recognize revenue under SOP 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions.” If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance term, the software license revenue is recognized upon delivery of the software and the maintenance will be recognized pro-rata over the life of the maintenance term.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs incurred in 2008 and 2007.

Equity Investments

Investments in non-consolidated affiliates where the Company has more than 20% but less than 50% of the equity are accounted for by using the equity method of accounting.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carry forwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence), as required by SFAS 109. The Company considers its actual historical results to have a stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

The Company accounts for uncertain income tax positions in accordance with FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). Accordingly the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and warrants, and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, other receivables, accounts payable, accrued expenses and wages, and stock subscriptions received. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 “Accounting for Stock Based Compensation.”

Reclassifications

Certain amount from the December 31, 2007, consolidated financial statements have been reclassified to conform to the current year’s presentation.

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to periods presented. The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial statements.

Note 3. Acquisition of Subsidiary

On September 18, 2008, the Company acquired 167,500 shares of common stock of Mobiclear, Inc. (Philippines) from a company in which a director and officer of the Company have a beneficial interest as well as being directors and officers. These 167,500 shares represented the 67% of Mobiclear, Inc. (Philippines) which the Company did not previously own. The Company issued 1,250,000 shares of common stock, with a fair value of $37,500, for the shares of Mobiclear, Inc. (Philippines).

The Company previously owned 33% of Mobiclear Inc. (Philippines) and acquired the balance of the shares in order to control the use of the corporate name. The balance of the Company’s investment in Mobiclear, Inc. (Philippines) at September 18, 2008, was $3,685 for a total of $41,185 after the acquisition.

The acquisition has been accounted for by the purchase method of accounting, and operations of Mobiclear Inc. (Philippines) have been consolidated from the date of acquisition of control. Previous to the Company having control, the results of Mobiclear Inc. (Philippines) were accounted for using the equity method of accounting.

A summary of the assets acquired and liabilities assumed is as follows:

Assets
Cash	$27
Prepaid expenses	2,285
Fixed assets, net of depreciation	5,540
Advances receivable	76,068
Trademark	20,066
103,986
Liabilities
Accounts payable	779
Loans payable	62,022
62,801
Net assets acquired	$41,185

Following the acquisition, the Company determined that the value of the trademark was fully impaired and recorded an impairment loss of $20,066, which is included in general and administrative expenses in the consolidated statement of operations.

No pro-forma income statement information has been provided as prior to the acquisition Mobiclear, Inc. (Philippines) had no revenues and insignificant expenses.

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	2008	2007
Computer equipment	$13,163	$ 10,217
Less accumulated depreciation	(4,642)	(1,703)
	$ 8,521	$ 8,514

Note 5. Equity Lines of Credit

In 2006, the Company entered into a private placement equity line agreement (Equity Line) with a select group of institutional and accredited investors. Under the terms of the Equity Line, the investors agreed to invest up to $5,000,000 in the Company. The Equity Line investment was converted to unrestricted common stock in the Company with the timing at the discretion of the investors. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 12% to 16% until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The beneficial conversion feature on the conversions totaled $63,306 and $445,090 for the years ended December 31, 2008 and 2007, respectively, and have been charged to operations as interest expense.

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The beneficial conversion feature expense on this equity line of credit amounted to $100,000 and has been charged to operations as interest expense. During the year the Company renegotiated the terms of the loan and reduced the outstanding amount by $104,885 with the resultant gain being recorded in operations. As part of the commission, the Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at December 31, 2008, the Company is obligated to issue warrants to purchase 228,000 shares of common stock. As of December 31, 2008, $220,115 has been converted into 2,280,000 shares of common stock and there is an outstanding balance of $75,000 available for conversion.

In April 2008, the Company entered into a third private placement equity line for $200,000. This equity line was converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price was based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 14% to 16% until the entire amount of the investment was converted. The shares were issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company issued shares in advance whereby with each conversion transaction, the balance was reduced by the amount tendered and the shares were allocated based on the above formula. The beneficial conversion feature on the equity line was $38,096 for the year ended December 31, 2008, and has been charged to interest expense.

The full equity line of $200,000 has been converted into 3,252,588 shares of common stock.

During September to November 2008, the Company entered into two private placement equity lines totaling $300,000. These equity lines were converted to unrestricted common stock of the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The beneficial conversion feature on the equity lines totaled $52,941 for the year ended December 31, 2008, and has been charged to interest expense.

The full equity lines totaling $300,000 have been converted into 49,298,768 shares of common stock.

In December 2008, the Company entered into a private placement equity line totaling $200,000. This equity line will be converted to unrestricted common stock of the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15% until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. As at December 31, 2008, there is an outstanding balance of $235,294 available for conversion. The beneficial conversion feature on the equity line was $35,294. As the beneficial conversion feature is immediately convertible and there is no stated redemption date on the equity line of credit, that amount has been charged in full to interest for the year ended December 31, 2008.

There were no conversions of this equity line of credit during the year ended December 31, 2008.

Note 6. Convertible Notes Payable

During the year ended December 31, 2008, the Company has entered into agreements and issued four convertible notes payable, all with the following attributes:

•	Term of 12 months from date of issue.

•	Interest of 10% per annum payable quarterly in arrears.

•	Convertible to common shares of the Company:
o	at 80% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the holder of the note; and
o	at 75% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the Company.

•

Warrants to purchase 500,000 shares of common stock of the Company, exercisable for a period of five years after issuance at the lesser of the average market closing price for the 10 days prior to issuance of the warrant and the holder-initiated conversion rate or Company-initiated conversion rate as defined in the convertible note at which shares of the Company’s common stock were most recently issued. The Company has recorded a discount against each of the convertible loans based on the relative fair value of the warrants to purchase shares of common stock. Total relative value of warrants issued was $42,201 of which $29,694 is unamortized debt discount as at December 31, 2008, and is being amortized over the remaining term of the loans. The interest expense related to this warrant issue of $12,507 is included in these consolidated financial statements.

•

The relative value of the beneficial conversion feature of the convertible notes payable is $143,326 of which $105,375 is unamortized as at December 31, 2008, and is being amortized over the remaining term of the loans. The interest expense related to this beneficial conversion feature of $37,951 is included in these consolidated financial statements.

•	Accrued interest payable of $9,397 is included in accounts payable.

At December 31, 2008, convertible notes payable outstanding were as follows:

(a)	Convertible note payable in the amount of $50,000 to a company controlled by a director of the Company. The note is due August 31, 2009.

(b)	Convertible note payable in the amount of $173,800 to a company controlled by a director of the Company. The note is due September 30, 2009.

(c)	Convertible note payable in the amount of $77,702 to a company controlled by a director and officer of the Company. The note is due September 30, 2009.

(d)	Convertible note payable in the amount of $98,675. The note is due November 30, 2009.

Note 7. Related Party Transactions

During the years ended December 31, 2008 and 2007, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $88,429 and $72,568, respectively. During the year ended December 31, 2008, $55,315 was converted into 48,522 shares of common stock of the Company. The balance outstanding as at December 31, 2008, is $19,355 and is recorded in accounts payable.

Effective January 1, 2008, a director and former officer of the Company amended his consulting agreement with the Company and converted $189,403 of the amounts owing into 757,613 fully paid and non-assessable shares of common stock of the Company and $173,800 in to a convertible loan. During the years ended December 31, 2008 and 2007, the Company incurred consulting fees and related expenses of $115,564 and $500,350 respectively. The balance owing as at December 31, 2008, of $80,114 is included in accounts payable.

During the year ended December 31, 2008, the Company acquired services from a two affiliated companies controlled by a director and officer of the Company in the amount of $78,817. The balance owing as at December 31, 2008, of 78,802 is included in accounts payable.

On June 26, 2008, the Company acquired software products from a company in which a director and officer of the Company are officers, directors, and shareholders. The Company issued 5,000,000 common shares, with an agreed fair value of $625,000, in full satisfaction of this acquisition. The parties determined the purchase price in response to their assessment of the potential market for the products and the importance of the products to the Company’s plans going forward and in order to implement the business term of the transaction that vendor hold an approximately one-third interest in the Company following the transaction.

On September 18, 2008, the Company acquired 167,500 shares of Mobiclear Inc. (Philippines) from the company in which a director and officer of the Company are officers, directors, and shareholders. This transaction gave the Company 100% ownership of Mobiclear Inc. (Philippines). The agreed fair price of $37,500 was paid in full by the issuance of 1,250,000 common shares of the Company.

During August and September 2008 the Company entered into three convertible notes payable, totaling $301,502, with companies controlled by directors and officers of the Company (Note 6).

Note 8. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of December 31, 2008 and 2007.

Common Stock

The Company is authorized to issue 250 billion shares of common stock each with a par value of $0.0001.

On June 19, 2008, the Board of Directors approved the consolidation of the issued and outstanding common stock on the basis of one new share for each 250 shares, effective upon approval of the regulatory authorities. The Company’s common stock was consolidated effective July 21, 2008. The application of this reverse split has been shown retroactively in these financial statements.

During the year ended December 31, 2008, the Company:

•	Issued 1,073,299 shares of common stock for conversion of $601,474 owed on an equity line of credit advances received during 2007.

•	Issued 54,831,357 shares of common stock for conversion of $811,152 owed on equity lines of credit advances received in 2008.

•	Issued 1,270,223 shares of common stock for settlement of debt with a total fair value of $657,458.

•	Issued 806,135 shares of common stock for settlement of $244,718 of debt with related parties with a total fair value of $244,718.

•	Issued 18,082 shares of common stock in settlement of accrued compensation of a director with a fair value of $63,287.

•	Issued 559,241 shares of common stock in payment for services with a total fair value of $77,418.

•	Issued 104,219 shares of common stock to certain management for services with a total fair value of $5,419.

•	Issued 5,000,000 shares of common stock for the purchase of certain software products with a total fair value of $625,000.

•	Issued 1,250,000 shares of common stock for the acquisition of shares of a subsidiary company with a total fair value of $37,500.

•	Issued 500,000 shares of common stock for the exercise of warrants with an aggregate exercise price of $4,325.

During 2007, the Company:

•	Issued 22,059 shares of common stock for conversion of $300,000 owed on an equity line of credit received during 2006.

•	Issued 495,556 shares of common stock for conversion of $3,393,761 owed on equity lines of credit received in 2007 as follows:

o	8,000 shares for proceeds of $337,500
o	12,000 shares for proceeds of $226,596
o	17,242 shares for proceeds of $305,000
o	203,497 shares for proceeds of $1,225,000
o	97,566 shares for proceeds of $600,000
o	152,198 shares for proceeds of $699,665
o	1,720 shares for proceeds of $nil
o	3,333 shares for proceeds of $nil
o	Commissions of $336,408 were paid in relation to these issuances

•	Issued 45,200 shares of common stock for services with a total fair value of $225,000.

•	Issued 15,632 shares of common stock for services received from a related party with a fair value of $49,632.

•	Issued 173,161 shares of common stock for settlement of debt with a total fair value of $977,472.

•	Issued 13,438 shares of common stock being the fair value, calculated on a cashless basis, of options to acquire 5 million shares of the Company.

Stock Purchase Warrants

At December 31, 2008, the Company had reserved 1,556,800 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

8,000	$0.00040	2011
8,800	0.00046	2011
40,000	0.00032	2012
500,000	0.04750	2013
500,000	0.03830	2013
500,000	0.02630	2013

During the year ended December 31, 2008, warrants to purchase 500,000 common shares were exercised at a price of $0.00865

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 228,000 shares of common stock.

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of December 31, 2008, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006	--	$0.000
Options issued:
to a director on August 1, 2007	62,529	0.0002800
to a director on December 1, 2007	72,328	0.0000560
Outstanding at December 31, 2007	134,857	0.0001600
Options issued:
to a director on May 3, 2008, fair value of $33,047	160,580	0.0000040
to an employee on August 15, 2008, fair value of $14,180	272,876	0.0001000
to employees on August 15, 2008, fair value of $1,872	36,000	0.0000036
to an employee on December 8, 2008, fair value of $205	24,000	0.0500000
Outstanding at December 31, 2008	628,313	$0.0019888

The following table summarizes stock options outstanding at December 31, 2008:

		Average
	Number	Remaining	Number	Intrinsic
	Outstanding	Contractual	Exercisable at	Value at
	at	Life	December 31,	December 31,
Exercise Price	December 31, 2008	(Years)	2008	2008
$ 0.000280	62,529	3.58	62,529	$ 608
0.000056	72,328	1.92	72,328	719
0.000004	160,580	4.33	160,580	1,605
0.000010	272,876	4.63	272,876	2,701
0.000001	36,000	4.63	36,000	360
0.050000	24,000	4.92	24,000	-
	628,313		628,313	$5,994

No options were exercised during the years ended December 31, 2008 and 2007.

At December 31, 2008, 628,313 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 150% to 200%.

Compensation expense included in the statement of operations related to the fair value of options issued during the years ended December 31, 2008 and 2007, is $49,304 and $964,930 respectively.

Note 10. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of December 31, 2008, the Company had federal net operating losses of approximately $4,095,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately U.S. $6,148,000 available for future deductions from taxable income derived in the United Kingdom, which do not expire. The Company’s Philippine subsidiary has non-capital operating losses of approximately U.S. $70,000, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred. The tax years 2005 through 2007 remain open to examination by federal authorities and other jurisdictions in which the Company operates. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2008	2007
Deferred tax assets
Net operating loss carryforwards – United States	$ 1,392,000	$ 1,512,000
Net operating loss carryforwards – Foreign	1,744,000	1,596,000
Valuation allowance	(3,136,000)	(3,108,000)
Net deferred tax assets	$ -	$ -

The increase in the valuation allowance was $28,000 for 2008 and $2,180,000 for 2007.

The difference between the U.S. Statutory Federal tax rate of 34% in 2008 and 2007 and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Note 11. Commitments and Contingencies

The Company has entered into employment agreements with certain management that require the Company to issue options to purchase 180,000 shares of the Company’s stock over the period of May 2009 to August 2011.

Pursuant to a financing agreement entered into in February 2008 the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line. As at December 31, 2008, the Company is obligated to issue warrants to purchase 228,000 shares of common stock.

Pursuant to an agreement entered into in August 2008 the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense, for offices in Stockholm, London and New York, of $62,011 and $22,603, for the years ended December 31, 2008 and 2007, respectively. All office leases expired during the year ended December 31, 2008.

Subsequent to December 31, 2008, the Company leased office premises in Manila, Philippines for a term of one year commencing March 1, 2009. The Company has prepaid the full year’s rent of $14,796.

Note 12. Subsequent Events

Subsequent to December 31, 2008, the Company

•	Advanced 36 million shares against outstanding equity lines of credit of which 15,412,265 shares were converted reducing the outstanding balances of the equity lines of credit by $59,850.

•	Issued 9,600,000 shares for co-location and other services with a fair value of $48,000.

•	On March 2, 2009, the Company received funding under a new equity line of credit in the amount of $130,000.