Form 10-Q
period 2009-03-31
MOBICLEAR INC.
filed 2009-05-12
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission File Number 000-10822

MobiClear Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, Summit One Tower
530 Shaw Boulevard, Mandaluyong City
Metro Manila, Philippines	1552
(Address of principal executive offices)	(Zip Code)

632-535-0918
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2009, the issuer had one class of common stock, with a par value of $0.0001, of which 130,827,468 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at March 31, 2009 and
	December 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008, and the Cumulative
	Period from inception on December 2, 2005 to March 31, 2009	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Three Months Ended March 31, 2009 and
	the period from inception on December 2, 2005 to December 31, 2008	5
	Unaudited Consolidated Statement of Cash Flows for the
	Three Months Ended March 31, 2009 and 2008, and the Cumulative
	Period from inception on December 2, 2005 to March 31, 2009	7
	Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T:	Controls and Procedures	19

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5:	Other Information	21

Item 6:	Exhibits	21

	Signatures	22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(unaudited)

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$42,444	$14,138
Other receivable	4,886	3,474
Prepaid expenses and deposits	53,110	3,110
Total current assets	100,440	20,722

Property and equipment, net	7,606	8,521

Total assets	$108,046	$29,243

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$470,605	$382,572
Accrued expenses	43,889	28,708
Accrued compensation	531,835	440,150
Advance from director	16,260	-
Convertible notes payable, net of discounts	311,491	265,108
Equity line of credit, net of debt discount	395,938	310,294
Total current liabilities	1,770,018	1,426,832

Total liabilities	1,770,018	1,426,832

Stockholders' Deficiency
Preferred stock:
$0.0001 par value, authorized 150,000,000 shares
issued and outstanding nil shares (2008 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 92,639,733 shares
(2008 - 67,627,468)	9,264	6,763
Additional paid-in capital	10,932,694	10,819,897
Deficit accumulated during the development stage	(12,632,886)	(12,249,581)
Accumulated other comprehensive gain (loss)	28,956	25,332
Total stockholders' deficiency	(1,661,972)	(1,397,589)
Total liabilities and stockholders' deficiency	$108,046	$29,243

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
and the cumulative period from inception on December 2, 2005, to March 31, 2009
(unaudited)
	Three months Ended March 31, 2009	Three months Ended March 31, 2008	Cumulative from inception on December 2, 2005, to March 31, 2009

Revenue	$-	$1,250	$7,500

Expenses:
General and administrative	276,136	441,921	9,975,302
Research and development	27,984	85,960	1,150,795
Software products	-	-	625,000
	304,120	527,881	11,751,097

Other income and expense:
Interest expense	(33,690)	(80,607)	(885,503)
Interest expense - related parties	(45,501)	-	(100,803)
gain on settlement of debt	-	-	104,885
Other income	-	-	4,676
Interest income	6	153	2,121
	(79,185)	(80,454)	(874,624)
Loss from operations	(383,305)	(607,085)	(12,618,221)

Equity loss of affiliate	-	(10,030)	(14,665)

Loss for the period	$(383,305)	$(617,115)	$(12,632,886)

Loss per share - basic and diluted	$(0.01)	$(0.26)

Weighted average number of shares outstanding	71,748,171	2,400,976

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the three months ended March 31, 2009
and the period from inception on December 2, 2005, to December 31, 2008
(unaudited)

	Common stock Number of Shares	Amount	Additional paid-in capital	Stock subscriptions receivable	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total stockholders' deficiency

Balance at December 2, 2005	4	$1	$(1)	-	$-	-	$-
Loss for the year	-	-	-	-	(27,636)	-	(27,636)
Balance December 31, 2005	4	$1	$(1)	$-	$(27,636)	$-	$(27,636)

Loss for the year	-	-	-	-	(2,897,713)	-	(2,897,713)
Foreign currency translation	-	-	-	-	-	(40,943)	(40,943)
Comprehensive loss							(2,938,656)

Shares issued as part of merger	1,110,370	111	(111)	-	-	-	-
Net liabilities assumed as part of merger	-	-	(45,329)	-	-	-	(45,329)
Common stock issued for cash received	240,673	24	749,976	-	-	-	750,000
Common stock subscribed	96,000	9	892,691	(892,700)	-	-	-
Common stock issued for services received	2,640	1	(1)	-	-	-	-
Warrants	-	-	72,700	-	-	-	72,700
Commissions	-	-	(225,470)	-	-	-	(225,470)
Balance December 31, 2006	1,449,687	146	1,444,455	(892,700)	(2,925,349)	(40,943)	(2,414,391)

Loss for the year	-	-	-	-	(6,488,484)	-	(6,488,484)
Foreign currency translations	-	-	-	-	-	(6,841)	(6,841)
Comprehensive loss							(6,495,325)

Receipt of stock subscriptions	-	-	-	892,700	-	-	892,700
Common stock adjust from pre-merger share consolidation	179	1	(1)	-	-	-	-
Conversion of equity line of credit received in 2006	22,059	2	299,998	-	-	-	300,000
Common stock issued for cash received	495,556	49	3,393,712	-	-	-	3,393,761
Beneficial conversion feature of equity lines of credit	-	-	445,090	-	-	-	445,090
Common stock issued for services	45,200	4	224,996	-	-	-	225,000
Common stock issued to related parties for services	15,632	2	49,630	-	-	-	49,632
Common stock issued for settlement of debt	173,161	17	977,455	-	-	-	977,472
Common stock issued for exercise of warrants	13,438	1	(1)	-	-	-	-
Options issued to related parties for services	-	-	964,930	-	-	-	964,930
Commissions	-	-	(336,408)	-	-	-	(336,408)
Balance December 31, 2007	2,214,912	222	7,463,856	-	(9,413,833)	(47,784)	(1,997,539)

Net loss	-	-	-	-	(2,835,748)	-	(2,835,748)
Foreign currency translations	-	-	-	-	-	73,116	73,116
Comprehensive loss							(2,762,632)

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the three months ended March 31, 2009
and the period from inception on December 2, 2005 to December 31, 2008
(unaudited)
(continued)	Common stock Number of Shares	Amount	Additional paid-in capital	Stock subscriptions receivable	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total stockholders' deficiency

Conversion of equity line of credit received in 2007
- during the three months ended March 31, 2008	464,980	46	445,764	-	-	-	445,810
- during the three months ended June 30, 2008	608,319	61	155,603	-	-	-	155,664
Conversion of equity lines of credit received during 2008
- during the three months ended March 31, 2008	100,000	10	45,273	-	-	-	45,283
- during the three months ended June 30, 2008	1,203,125	120	199,504	-	-	-	199,624
- during the three months ended September 30, 2008	3,229,464	323	148,014	-	-	-	148,337
- during the three months ended December 31, 2008	50,298,768	5,030	412,878	-	-	-	417,908
Common stock issued for settlement of debt
- during the three months ended March 31, 2008	109,899	11	151,150	-	-	-	151,161
- during the three months ended June 30, 2008	1,160,324	116	506,181	-	-	-	506,297
Common stock issued for services
- during the three months ended March 31, 2008	31,227	3	58,214	-	-	-	58,217
- during the three months ended June 30, 2008	40,800	4	12,156	-	-	-	12,160
- during the three months ended September 30, 2008	156,244	16	4,046	-	-	-	4,062
- during the three months ended December 31, 2008	330,970	33	2,946	-	-	-	2,979
Common stock issued to related parties for services
during the three months ended September 30, 2008	104,219	10	5,409	-	-	-	5,419
Common stock issued to related parties for settlement of debt
- during the three months ended March 31, 2008	48,522	5	55,310	-	-	-	55,315
- during the three months ended June 30, 2008	757,613	76	189,327	-	-	-	189,403
Common stock issued to related party for settlement of accrued
compensation during the three months ended March 31, 2008	18,082	2	63,285	-	-	-	63,287
Common stock issued to related party for acquisition of software
products during the three months ended September 30, 2008	5,000,000	500	624,500	-	-	-	625,000
Common stock issued to related party for shares
of subsidiary during the three months ended September 30, 2008	1,250,000	125	37,375	-	-	-	37,500
Common stock issued on exercise of warrants
during the three months ended December 31, 2008	500,000	50	4,275	-	-	-	4,325
Options issued to related party for services
- during the three months ended June 30, 2008	-	-	33,047	-	-	-	33,047
- during the three months ended September 30, 2008	-	-	16,052	-	-	-	16,052
- during the three months ended December 31, 2008	-	-	205	-	-	-	205
Warrants issued to related parties for change of debt to convertible
- notes payable during the three months ended September 30, 2008	-	-	38,444	-	-	-	38,444
- during the three months ended December 31, 2008	-	-	3,757	-	-	-	3,757
Beneficial conversion feature of convertible notes payable
- during the three months ended September 30, 2008	-	-	113,819	-	-	-	113,819
- during the three months ended December 31, 2008	-	-	29,507	-	-	-	29,507
Balance December 31, 2008	67,627,468	$6,763	$10,819,897	$-	$(12,249,581)	$25,332	$(1,397,589)

Net loss	-	-	-	-	(383,305)	-	(383,305)
Foreign currency translations	-	-	-	-	-	3,624	3,624
Comprehensive loss							(379,681)

Conversion of equity lines of credit	15,412,265	1,541	65,757	-	-	-	67,298
Common stock issued for services	9,600,000	960	47,040	-	-	-	48,000
Balance March 31, 2009	92,639,733	$9,264	$10,932,694	$-	(12,632,886)	$28,956	$(1,661,972)

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
and the Cumulative period from inception on December 2, 2005 to March 31, 2009
(unaudited)
	Three months ended March 31, 2009	Three months ended March 31 2008	Cumulative from inception on December 2, 2005 to March 31, 2009

Cash provided by (used in):

Operations:
Loss for the period	$(383,305)	$(617,115)	$(12,632,886)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	1,287	851	6,809
Amortization of debt discount	-	-	17,000
Equity line of credit discount	22,942	80,607	790,502
Gain on settlement of debt	-	-	(104,885)
Impairment loss on trademark	-	-	20,066
Commissions paid on equity lines of credit	60,000	-	127,000
Software products purchased	-	-	625,000
Equity loss of affiliate	-	10,030	14,665
Common Stock issued for services	-	58,217	302,418
Common Stock issued to related parties for services	-	-	55,051
Options issued to related parties for services	-	-	1,014,234
Amortization of debt discounts and beneficial conversion of convertible loans	46,383	-	96,841
Changes in assets and liabilities
Other receivable	(1,412)	-	(4,886)
Prepaid expenses and deposits	(2,000)	(21,347)	(2,825)
Accounts payable	88,033	9,800	2,721,157
Accrued expenses	15,181	18,223	43,889
Accrued compensation	91,685	37,672	595,122
Net cash used in operating activities	(61,206)	(373,062)	(6,315,728)

Investments:
Purchase of property and equipment	-	-	(10,471)
Investment in affiliate	-	-	(18,350)
Cash component upon merger	-	-	10,998
Net cash used in investing activities	-	-	(17,823)

Financing:
Issuance of common stock, net of commissions	-	-	669,500
Proceeds from equity lines of credit, net of commissions	70,000	270,000	4,865,688
Advance from subsidiary pre-acquisition	-	74,737	76,068
Proceeds of convertible notes	-	-	50,000
Proceeds from advance from director	16,260	-	16,260
Proceeds of short term notes	-	-	400,000
Repayment of short term notes	-	-	(400,000)
Receipt of stock subscriptions, net of commissions	-	-	803,430
Net cash provided by financing activities	86,260	344,737	6,480,946

Increase (decrease) in cash during the period	25,054	(28,325)	147,395
Foreign exchange effect on cash	3,252	3,055	(104,951)

Cash at beginning of the period	14,138	26,103	-

Cash at end of the period	$42,444	$833	$42,444

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2009 and 2008
and the cumulative period from inception on December 2, 2005 to March 31, 2009
(unaudited)

Supplementary Information:

	2009	2008	Cumulative from inception on December 2, 2005 to March 31, 2009

Interest paid	$98	$-	$88,250
Income taxes paid	-	-	-

Non-cash transactions:
Convertible notes payable issued for settlement
of accounts payable	-	-	354,502
Warrants issued in connection with stock sales	-	-	1,083,700
Warrants issued with short term notes	-	-	17,000
Warrants issued with convertible notes payable	-	-	42,201
Beneficial conversion feature issued with
convertible notes payable	-	-	143,326
Common stock issued for settlement of
accounts payable and accrued expenses	-	151,161	1,634,930
Common stock issued to related parties for
settlement of debt	-	55,315	244,718
Common stock converted for settlement of
equity lines of credit	67,298	-	1,479,924
Options issued to related parties for services			1,014,234
Common stock issued for services	48,000	58,217	350,418
Common stock issued to related parties for services	-	-	55,051
Common stock issued to related party
for settlement of accrued compensation	-	63,287	63,287
Stock issued to satisfy advance			300,000
Beneficial conversion feature of equity lines of credit	22,942	-	468,032
Common stock issued for acquisition of software products	-	-	625,000
Common stock issued for acquisition of subsidiary	-	-	37,500
Common stock issued for exercise of warrant
paid by reduction of convertible note	-	-	4,325
Commissions payable and reduction of
additional paid in capital	-	-	89,270
Stock issued and receivable due	-	-	892,700
Net assets acquired as part of merger
- cash	-	-	10,971
- accounts payable	-	-	(56,300)
- net to additional paid in capital			45,329
Acquisition of Mobiclear, Inc. (Philippines)
Fair value of assets acquired	-	-	103,986
Liabilities assumed	-	-	(62,801)
			41,185

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006, all of the stock of MobiClear Ltd. was acquired by MobiClear Inc. (formerly known as BICO Inc.) in a transaction that is accounted for as a reverse acquisition, with MobiClear Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In exchange for all of the issued and outstanding shares of MobiClear Ltd., the Company issued 942,798 shares of common stock of MobiClear Inc.

MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear's multiple gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments including Internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. MobiClear's products are secure and user-friendly identity solutions that work across the globe. In addition, MobiClear's identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online. MobiClear’s network security products, inclusive of firewall, anti-DDOS (distributed denial of service attacks), and dynamic DNS (domain name system), offer protection of computer networks while also making digital data more accessible to users.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $12,632,886. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of MobiClear Inc. (formerly known as BICO Inc.) and its wholly owned subsidiaries MobiClear Ltd., MobiClear, Inc. (Philippines), and MobiClear Inc. (British Virgin Islands). All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

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

Other Receivables

Other receivables consist primarily of value-added tax recoverable. When necessary, the Company provides for an allowance when, based on review, an amount is considered uncollectable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flow expected to result from either the use of an asset or its eventual disposition is less than its carrying amount, in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years. Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104: “Revenue Recognition,” revenue will be recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

For software license sales, the Company will recognize revenue under SOP 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions.” If the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance term, the software license revenue is recognized upon delivery of the software and the maintenance will be recognized pro rata over the life of the maintenance term.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs incurred in the three months ended March 31, 2009 and 2008.

Equity Investments

Investments in non-consolidated affiliates in which the Company has more than 20% but less than 50% of the equity are accounted for by using the equity method of accounting.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence), as required by SFAS 109. The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). Accordingly the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended March 31, 2009 and 2008, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and warrants, and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, other receivables, accounts payable, accrued expenses, and wages. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation.”

Reclassifications

Certain amounts from the March 31, 2008, consolidated financial statements have been reclassified to conform to the current period’s presentation.

Note 2. Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position, or FSP, FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of: (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157; and (iv) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS No. 157 to provide additional guidance on: (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability; and (ii) circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on its consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment consists of the following at March 31, 2009, and December 31, 2008:

	2009	2008
Computer equipment	$13,168	$13,163
Less accumulated depreciation	(5,562)	(4,642)
	$ 7,606	$ 8,521

Note 4. Equity Lines of Credit

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The beneficial conversion feature expense on this equity line of credit amounted to $100,000 and has been charged to operations as interest expense. During the year ended December 31, 2008, the Company renegotiated the terms of the loan and reduced the outstanding amount by $104,885 with the resultant gain being recorded in operations. As part of the commission, the Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at March 31, 2009, the Company is obligated to issue warrants to purchase 528,000 shares of common stock. As of March 31, 2009, $237,763 has been converted into 5,280,000 shares of common stock and there is an outstanding balance of $57,352 available for conversion. Subsequent to March 31, 2009, the Company repaid $40,000 and issued a promissory note for the balance of $17,352.

In December 2008, the Company entered into a private placement equity line totaling $200,000. In March 2009, the Company entered into a private placement equity line totaling $130,000. These equity lines will be converted to unrestricted common stock of the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balances are reduced by the amount tendered and the shares are allocated based on the above formula. As at March 31, 2009, there is an outstanding balance of $338,586 available for conversion. The beneficial conversion feature on the $200,000 equity line was $35,294 and has been charged in full to interest for the year ended December 31, 2008. The beneficial conversion feature on the $130,000 equity line was $22,941. As the beneficial conversion feature is immediately convertible and there is no stated redemption date on the equity line of credit, that amount has been charged in full to interest during the three months ended March 31, 2009.

During the three months ended March 31, 2009, $49,649 has been converted into 12,412,265 shares of common stock. The Company has also advanced 20,587,735 shares of common stock against future conversions.

Note 5. Convertible Notes Payable

The Company has entered into agreements and issued four convertible notes payable, all with the following attributes:

•	Term of 12 months from date of issue.

•	Interest of 10% per annum payable quarterly in arrears.

•	Convertible to shares of common stock of the Company:
o	at 80% of the average market closing price for the Company’s common stock for the 10 days prior to conversion if the conversion is initiated by the holder of the note; and
o	at 75% of the average market closing price for the Company’s common stock for the 10 days prior to conversion if the conversion is initiated by the Company.

•

Warrants to purchase 500,000 shares of common stock of the Company, exercisable for a period of five years after issuance at the lesser of the average market closing price for the 10 days prior to issuance of the warrant and the holder-initiated conversion rate or Company-initiated conversion rate as defined in the convertible note at which shares of the Company’s common stock were most recently issued. The Company has recorded a discount against each of the convertible loans based on the relative fair value of the warrants to purchase shares of common stock. Total relative value of warrants issued was $42,201, of which $19,143 is unamortized debt discount as at March 31, 2009, and is being amortized over the remaining term of the loans. The interest expense related to this warrant issue of $10,551 is included in these consolidated financial statements.

•

The relative value of the beneficial conversion feature of the convertible notes payable is $143,326, of which $69,543 is unamortized as at March 31, 2009, and is being amortized over the remaining term of the loans. The interest expense related to this beneficial conversion feature of $35,832 is included in these consolidated financial statements.

•	Accrued interest payable of $19,167 is included in accounts payable.

At March 31, 2009, convertible notes payable outstanding were as follows:

(a)	Convertible note payable in the amount of $50,000 to a company controlled by a director of the Company. The note is due August 31, 2009.

(b)	Convertible note payable in the amount of $173,800 to a company controlled by a director of the Company. The note is due September 30, 2009.

(c)	Convertible note payable in the amount of $77,702 to a company controlled by a director and officer of the Company. The note is due September 30, 2009.

(d)	Convertible note payable in the amount of $98,675. The note is due November 30, 2009.

Note 6. Related-Party Transactions

During the three months ended March 31, 2009 and 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $nil and $93,098, respectively. The balance outstanding as at March 31, 2009, is $18,990 and is recorded in accounts payable.

During the three months ended March 31, 2009 and 2008, the Company incurred consulting fees and related expenses of $25,200 and $25,200, respectively. The balance owing as at March 31, 2009, of $8,914 is included in accounts payable.

During the three months ended March 31, 2009 and 2008, the Company acquired services from two affiliated companies controlled by a director and officer of the Company in the amount of $78,817 and $nil, respectively. The balance owing as at March 31, 2009, of $100,157 is included in accounts payable.

During the three months ended March 31, 2009 and 2008, the Company acquired services from an officer of the Company in the amount of $7,487 and $nil, respectively. The balance owing of $7,487 is included in accounts payable.

During the three months ended March 31, 2009 and 2008, the Company acquired services from a company controlled by an officer of the Company in the amount of $618 and $ nil, respectively. The balance owing of $3,249 is included in accounts payable.

During the three months ended March 31, 2009, a director of the Company advanced $16,260. This amount is unsecured and non-interest-bearing.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of March 31, 2009, and December 31, 2008.

Common Stock

The Company is authorized to issue 250,000,000,000 shares of common stock, par value of $0.0001.

During the three months ended March 31, 2009, the Company:

•	Issued 3,000,000 shares of common stock for conversion of $17,648 owed on an equity line of credit.

•	Issued 12,412,265 shares of common stock for conversion of $49,649 owed on equity lines of credit.

•	Issued 9,600,000 shares of common stock for services with a fair value of $48,000.

In addition, the Company advanced 20,587,735 shares of common stock to be issued upon conversion of its equity lines of credit (Note 4).

Stock Purchase Warrants

At March 31, 2009, the Company had reserved 1,556,800 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

8,000	$0.00040	2011
8,800	0.00046	2011
40,000	0.00032	2012
500,000	0.04750	2013
500,000	0.03830	2013
500,000	0.02630	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 528,000 shares of common stock. There were no warrants issued or exercised during the three months ended March 31, 2009.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of March 31, 2009, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006	--	$0.000
Options issued:
to a director on August 1, 2007	62,529	0.0002800
to a director on December 1, 2007	72,328	0.0000560
Outstanding at December 31, 2007	134,857	0.0001600
Options issued:
to a director on May 3, 2008, fair value of $33,047	160,580	0.0000040
to an employee on August 15, 2008, fair value of $14,180	272,876	0.0001000
to employees on August 15, 2008, fair value of $1,872	36,000	0.0000036
to an employee on December 8, 2008, fair value of $205	24,000	0.0500000
Outstanding at December 31, 2008 and March 31, 2009	628,313	$0.0019888

The following table summarizes stock options outstanding at March 31, 2009:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2009	(Years)	2009	2009
$0.000280	62,529	3.33	62,529	$ 608
0.000056	72,328	1.67	72,328	719
0.000004	160,580	4.08	160,580	1,605
0.000010	272,876	4.38	272,876	2,701
0.000001	36,000	4.38	36,000	360
0.050000	24,000	4.67	24,000	-
	628,313		628,313	$5,994

No options were exercised during the three months ended March 31, 2009 and 2008.

At March 31, 2009, 628,313 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 150% to 200%.

Compensation expense included in the statement of operations related to the fair value of options issued during the three months ended March 31, 2009 and 2008, is $nil and $nil, respectively.

Note 9. Commitments and Contingencies

The Company has entered into employment agreements with certain management that require the Company to issue options to purchase 144,000 shares of the Company’s stock over the period of May 2009 to August 2011.

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line. As at March 31, 2009, the Company is obligated to issue warrants to purchase 528,000 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

During the three months ended March 31, 2009, the Company leased office premises in Manila, Philippines, for a term of one year commencing March 1, 2009. The Company has prepaid the full year’s rent of $14,796.

Note 10. Subsequent Events

Subsequent to March 31, 2009, the Company

•	Issued 17,600,000 shares of common stock in settlement of $88,000 of accounts payable.

•	Settled $57,352 owed on an equity line of credit by the payment of $40,000 and issuing of a promissory note for the balance of $17,352.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three-month periods ended March 31, 2009 and 2008, and the period from commencement of business on December 2, 2005, to March 31, 2009, and our annual report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that our working capital deficiency is worsening due to the fact that we have been unable to raise sufficient capital to cover operating expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2009,

with the Three Months Ended March 31, 2008

We did not generate any gross revenue in the three-month period ended March 31, 2009, as compared to gross revenue of $1,250 for the three months ended March 31, 2008.

Our operating expenses for the three months ended March 31, 2009, were $304,120, as compared to $527,881 for the comparable period in 2008, a decrease of 42%. This reflects a reduction of general and administrative expenses from $441,921 for the three months ended March 31, 2008, to $276,136 for the three months ended March 31, 2009, and reduction of research and development costs from $85,960 for the three months ended March 31, 2008, to $27,984 for the three months ended March 31, 2009.

Overall, we sustained a net loss of $383,305 for the three-month period ended March 31, 2009, as compared to a net loss of $617,115 in the corresponding period of the preceding year.

We had eight full-time employees as of March 31, 2009, as compared to four full-time employees at March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, our current assets were $100,440, as compared to $20,722 at December 31, 2008. As of March 31, 2009, our current liabilities were $1,770,018, as compared to $1,426,832 at December 31, 2008. Operating activities had a net cash outflow of $61,206 for the three months ended March 31, 2009, as compared to net cash outflow of $373,062 for the three months ended March 31, 2008.

No cash was spent on investing activities during either the three months ended March 31, 2009, or March 31, 2008.

Net cash of $86,260 provided by financing activities during the three months ended March 31, 2009, consists of net proceeds from equity lines of credit of $70,000 and an advance from a director in the amount of $16,260. This is compared to net cash provided by financing activities of $344,737 during the comparable period ending March 31, 2008, which consisted of net proceeds from equity lines of credit of $270,000 and advances from our Philippine affiliate in the amount of $74,737.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

            In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported that we did not maintain effective control over financial reporting. The weaknesses identified during the year ended December 31, 2008, have continued during the three months ended March 31, 2009, and are as follows:

(i)        Lack of any independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of two directors. Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)        Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended March 31, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

(iv)       Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function. However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions. The complex areas include issuance of convertible debt (with attached warrants), beneficial conversion features issued with equity lines of credit, and accounting for software development costs. These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles. This is especially important for periodic interim reporting that is not subject to audit.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, we issued the following unregistered securities, which have not been previously reported, as follows:

On April 20, 2009, we issued 12,600,000 shares of common stock for settlement of debt with a fair value of $63,000.

On April 20, 2009, we issued 5,000,000 shares of common stock for settlement of debt with a fair value of $25,000.

In the issuances above, no general solicitation was used and the transactions were negotiated directly with our executive officers. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

Item 5. Other Information

On April 20, 2009, we issued unregistered shares of our common stock in excess of 5% of our then-issued and outstanding common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, above.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

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

Registrant

MobiClear Inc.

Date: May 7, 2009	By:	/s/ Stephen Cutler
Stephen Cutler, President and
Chief Executive Officer

Date: May 7, 2009	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer