Form 10-Q
period 2009-06-30
MOBICLEAR INC.
filed 2009-08-12
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2009, the issuer had one class of common stock, with a par value of $0.0001, of which 200,327,468 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at June 30, 2009 and
	December 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2009 and 2008, and the Cumulative
	Period from inception on December 2, 2005 to June 30, 2009	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Six Months Ended June 30, 2009 and
	the period from inception on December 2, 2005 to December 31, 2008	5
	Unaudited Consolidated Statement of Cash Flows for the
	Three and Six Months Ended June 30, 2009 and 2008, and the Cumulative
	Period from inception on December 2, 2005 to June 30, 2009	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T:	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5:	Other Information	21

Item 6:	Exhibits	21

	Signatures	22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(unaudited)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$501	$14,138
Other receivables	8,814	3,474
Prepaid expenses and deposits	36,353	3,110
Total current assets	45,668	20,722

Property and equipment, net	4,414	8,521

Total assets	$50,082	$29,243

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$489,082	$382,572
Accrued expenses	58,527	28,708
Accrued compensation	629,072	440,150
Advance from director	26,260	--
Note payable	17,352	--
Convertible notes payable, net of discounts	357,874	265,108
Equity line of credit, net of debt discount	276,212	310,294
Total current liabilities	1,854,379	1,426,832

Total liabilities	1,854,379	1,426,832

Stockholders' Deficiency
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2008 - nil)
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 130,953,978 shares (2008 - 67,627,468)	13,095	6,763
Additional paid in capital	11,091,098	10,819,897
Deficit accumulated during the development stage	(12,908,504)	(12,249,581)
Accumulated other comprehensive gain	14	25,332
Total stockholders' deficiency	(1,804,297)	(1,397,589)
Total liabilities and stockholders' deficiency	$50,082	$29,243

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three and six months ended June 30, 2009 and 2008
and the cumulative period from inception on December 2, 2005 to June 30, 2009
(unaudited)
		Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008	Cumulative from inception on December 2, 2005 to June 30, 2009

Revenue	$		$1,250	$-	$2,500	$7,500

Expenses:
General and administrative		211,143	312,008	487,279	753,929	10,186,445
Research and development		6,034	47,459	34,018	133,419	1,156,829
Software products		-	-	-	-	625,000
		217,177	359,467	521,297	887,348	11,968,274
Other income and expense:
Interest expense		(12,857)	(55,029)	(46,547)	(135,636)	(898,360)
Interest expense - related parties		(45,584)	-	(91,085)	-	(146,387)
Gain on settlement of debt		-	-	-	-	104,885
Other income		-	-	-	-	4,676
Interest income		-	5	6	158	2,121
		(58,441)	(55,024)	(137,626)	(135,478)	(933,065)
Loss from operations		(275,618)	(413,241)	(658,923)	(1,020,326)	(12,893,839)

Equity loss of affiliate		-	(3,698)	-	(13,728)	(14,665)

Loss for the period		$(275,618)	$(416,939)	$(658,923)	$(1,034,054)	$(12,908,504)

Loss per share - basic and diluted		$(0.00)	$(0.08)	$(0.01)	$(0.28)

Weighted average number of shares outstanding		115,384,232	4,966,204	93,686,743	3,683,590

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a development stage enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the six months ended June 30, 2009
and the period from inception on December 2, 2005 to December 31, 2008
(unaudited)

	Common Stock		Additional	Stock	Deficit Accumulated During the	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Subscriptions Receivable	Development Stage	Comprehensive Loss	Stockholders' Deficiency

Balance December 31, 2008	67,627,468	$6,763	$10,819,897	$-	$(12,249,581)	$25,332	$(1,397,589)

Net loss	-	-	-	-	(658,923)	-	(658,923)
Foreign currency translations	-	-	-	-	-	(25,318)	(25,318)
Comprehensive loss							(684,241)

Conversion of equity lines of credit
- during the three months ended March 31, 2009	15,412,265	1,541	65,757	-	-	-	67,298
- during the three months ended June 30, 2009	20,714,245	2,071	72,068	-	-	-	74,139

Common stock issued for prepaid services
- during the three months ended March 31, 2009	9,600,000	960	47,040	-	-	-	48,000

Common stock issued for settlement of debt
- during the three months ended June 30, 2009	17,600,000	1,760	86,240	-	-	-	88,000

Options issued to related party for services
- during the three months ended June 30, 2009	-	-	96	-	-	-	96

Balance June 30, 2009	130,953,978	$13,095	$11,091,098	$-	$(12,908,504)	$14	$(1,804,297)

See accompanying notes to consolidated financial statements.

MOBICLEAR, INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
and the cumulative period from inception on December 2, 2005 to June 30, 2009
(unaudited)
	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative from inception on December 2, 2005 to June 30, 2009
Cash provided by (used in):

Operations:
Loss for the period	$(658,923)	$(1,034,054)	$(12,908,504)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	2,982	1,699	8,504
Amortization of debt discount	-	-	17,000
Equity line of credit discount	24,706	135,636	792,266
Gain on settlement of debt	-	-	(104,885)
Impairment loss on trademark	-	-	20,066
Commissions paid on equity lines of credit	60,000	-	127,000
Loss on software products purchased	-	-	625,000
Equity loss of affiliate	-	13,728	14,665
Common Stock issued for services	-	58,377	302,418
Common Stock issued to related parties for services	-	33,047	55,051
Options issued to related parties for services	96	-	1,014,330
Amortization of debt discounts and beneficial conversion
of convertible loans	92,766	-	143,224
Changes in assets and liabilities
Other receivable	(5,340)	(3,855)	(8,814)
Prepaid expenses and deposits	14,195	(1,175)	13,370
Accounts payable	175,798	141,248	2,808,922
Accrued expenses	27,469	40,231	56,177
Accrued compensation	185,750	85,125	689,187
Net cash used in operating activities	(80,501)	(529,993)	(6,335,023)

Investments:
Purchase of property and equipment	-	-	(10,471)
Investment in affiliate	-	-	(18,350)
Cash component upon merger	-	-	10,998
Net cash used in investing activities	-	-	(17,823)

Financing:
Issuance of common stock, net of commissions	-	-	669,500
Proceeds from equity lines of credit, net of commissions	80,000	445,000	4,875,688
Repayment of equity line of credit	(40,000)	-	(40,000)
Advance from subsidiary pre-acquisition	-	79,076	76,068
Proceeds of convertible notes	-	-	50,000
Proceeds from advance from director	26,260	-	26,260
Proceeds of short term notes	-	-	400,000
Repayment of short term notes	-	-	(400,000)
Receipt of stock subscriptions, net of commissions	-	-	803,430
Net cash provided by financing activities	66,260	524,076	6,460,946

Increase (decrease) in cash during the period	(14,241)	(5,917)	108,100
Foreign exchange effect on cash	604	(10,216)	(107,599)

Cash at beginning of the period	14,138	26,103	-

Cash at end of the period	$501	$9,970	$501

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the three and six months ended June 30, 2009 and 2008
and the cumulative period from inception on December 2, 2005 to June 30, 2009
(unaudited)

Supplementary Information:

	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative from inception on December 2, 2005 to June 30, 2009

Interest paid	$98	$-	$88,250
Income taxes paid	-	-	-

Non-cash transactions:
Convertible notes payable issued for settlement
of accounts payable	-	-	354,502
Note payable issued for settlement of equity line of credit	17,352	-	17,352
Warrants issued in connection with stock sales	-	-	1,083,700
Warrants issued with short term notes	-	-	17,000
Warrants issued with convertible notes payable	-	-	42,201
Beneficial conversion feature issued with
convertible notes payable	-	-	143,326
Common stock issued for settlement of
accounts payable and accrued expenses	88,000	657,458	1,722,930
Common stock issued to related parties for
settlement of debt	-	244,718	244,718
Common stock converted for settlement of
equity lines of credit	141,437	-	1,554,063
Options issued to related parties for services	96	33,047	1,014,330
Common stock issued for services	48,000	70,377	350,418
Common stock issued to related parties for services	-	-	55,051
Common stock issued to related party
for settlement of accrued compensation	-	63,287	63,287
Stock issued to satisfy advance	-	-	300,000
Beneficial conversion feature of equity lines of credit	24,706	-	469,796
Common stock issued for acquisition of software products	-	625,000	625,000
Common stock issued for acquisition of subsidiary	-	-	37,500
Common stock issued for exercise of warrant
paid by reduction of convertible note	-	-	4,325
Commissions payable and reduction of
additional paid in capital	-	-	89,270
Stock issued and receivable due	-	-	892,700
Net assets acquired as part of merger
- cash	-	-	10,971
- accounts payable	-	-	(56,300)
- net to additional paid in capital			45,329
Acquisition of Mobiclear, Inc. (Philippines)
Fair value of assets acquired	-	-	103,986
Liabilities assumed	-	-	(62,801)
			41,185
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006, all of the stock of MobiClear Ltd. was acquired by MobiClear Inc. (formerly known as BICO Inc.) in a transaction that is accounted for as a reverse acquisition, with MobiClear Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization In exchange for all of the issued and outstanding shares of MobiClear Ltd., the Company issued 942,798 shares of common stock of MobiClear Inc.

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $12,908,504. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

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

Cash

Cash consists of checking accounts held at financial institutions in the Philippines At times cash balances may exceed insured limits.

Other Receivables

Other receivables consist primarily of value-added tax and other amounts recoverable. When necessary, the Company provides for an allowance when, based on review, an amount is considered uncollectable.

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

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs incurred in the three and six months ended June 30, 2009 and 2008.

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

The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” Accordingly the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended June 30, 2009 and 2008, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, other receivables, accounts payable, accrued expenses and compensation, note payable, convertible notes payable, equity line of credit. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

Reclassifications

Certain amounts from the June 30, 2008, consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS No. 157 to provide additional guidance on: (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability; and (ii) circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 has not had a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 has not had a material effect on the consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, Subsequent Events ("FAS 165").FAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted FAS 165 during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through August 11, 2009, which is the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

In June 2008, the FASB ratified EITF issue No. 07-5 “Determining Whether and Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 has not had a material effect on the consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment consists of the following at June 30, 2009, and December 31, 2008:

	2009	2008
Computer equipment	$ 9,448	$13,163
Less accumulated depreciation	(5,034)	(4,642)
	$ 4,414	$ 8,521

Note 4. Equity Lines of Credit / Note Payable

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line is to be converted to unrestricted common stock of the Company with the timing at the discretion of the investor. When converted, the stock price is based on the average of the closing prices for the prior three trading days, less a discount of 25%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balance is reduced by the amount tendered and the shares are allocated based on the above formula. The beneficial conversion feature expense on this equity line of credit amounted to $100,000 and has been charged to operations as interest expense. During the year ended December 31, 2008, the Company renegotiated the terms of the loan and reduced the outstanding amount by $104,885 with the resultant gain being recorded in operations. As part of the commission, the Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As at June 30, 2009, the Company is obligated to issue warrants to purchase 528,000 shares of common stock. As of June 30, 2009, $237,763 has been converted into 5,280,000 shares of common stock and $40,000 was repaid.

The Company issued a non-interest bearing promissory note, due June 15, 2009, for the balance of $17,352. The promissory note remains unpaid as of June 30, 2009.

In December 2008, the Company entered into a private placement equity line totaling $200,000. In March 2009, the Company entered into a private placement equity line totaling $130,000 and in June 2009 an additional $10,000. These equity lines will be converted to unrestricted common stock of the Company with the timing at the discretion of the investors. When converted, the stock price is based on the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%, until the entire amount of the investment is converted. The shares are to be issued immediately upon conversion and in order to facilitate the immediate issuance of stock, the Company has issued shares in advance whereby with each conversion transaction, the balances are reduced by the amount tendered and the shares are allocated based on the above formula. As at June 30, 2009, there is an outstanding balance of $276,212 available for conversion. The beneficial conversion feature on the $200,000 equity line was $35,294 and has been charged in full to interest for the year ended December 31, 2008. The beneficial conversion feature on the $130,000 equity line was $22,941. There was no beneficial conversion on the $10,000 equity line received in June 2009. As the beneficial conversion features are immediately convertible and there is no stated redemption date on the equity lines of credit, that amount has been charged in full to interest during the six months ended June 30, 2009.

During the six months ended June 30, 2009, $123,788 has been converted into 33,126,510 shares of common stock. The Company has also advanced, but not issued, 32,873,490 shares of common stock against future conversions.

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

•

Warrants to purchase 500,000 shares of common stock of the Company, exercisable for a period of five years after issuance at the lesser of the average market closing price for the 10 days prior to issuance of the warrant and the holder-initiated conversion rate or Company-initiated conversion rate as defined in the convertible note at which shares of the Company’s common stock were most recently issued. The Company has recorded a discount against each of the convertible loans based on the relative fair value of the warrants to purchase shares of common stock. Total relative value of warrants issued was $42,201, of which $8,592 is unamortized debt discount as at June 30, 2009, and is being amortized over the remaining term of the loans. The interest expense related to this warrant issue of $21,102 is included in these consolidated financial statements.

•

The relative value of the beneficial conversion feature of the convertible notes payable is $143,326, of which $33,711 is unamortized as at June 30, 2009, and is being amortized over the remaining term of the loans. The interest expense related to this beneficial conversion feature of $71,664 is included in these consolidated financial statements.

•	Accrued interest payable of $29,051 is included in accrued expenses.

At June 30, 2009, convertible notes payable outstanding were as follows:

(a)	Convertible note payable in the amount of $50,000 to a company controlled by a director of the Company. The note is due August 31, 2009.

(b)	Convertible note payable in the amount of $173,800 to a company controlled by a director of the Company. The note is due September 30, 2009.

(c)	Convertible note payable in the amount of $77,702 to a company controlled by a director and officer of the Company. The note is due September 30, 2009.

(d)	Convertible note payable in the amount of $98,675. The note is due November 30, 2009.

Note 6. Related-Party Transactions

During the six months ended June 30, 2009 and 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $nil and $93,098, respectively. The balance outstanding as at June 30, 2009, is $22,087 and is recorded in accounts payable.

During the three and six months ended June 30, 2009, the Company incurred consulting fees and related expenses, to a company controlled by a director, of $25,200 and $50,400 (2008 $25,200 and $50,400), respectively. The balance owing as at June 30, 2009, of $34,114 is included in accounts payable.

During the three and six months ended June 30, 2009, the Company acquired services from two affiliated companies controlled by a director and officer of the Company in the amount of $15,147 and $52,255 (2008 $nil and $nil), respectively. The balance owing as at June 30, 2009, of $116,548 is included in accounts payable.

During the three and six months ended June 30, 2009, the Company acquired services from an officer of the Company in the amount of $997 and $7,599 (2008 $nil and $nil), respectively. The balance owing of $7,521 is included in accounts payable.

During the six months ended June 30, 2009 and 2008, the Company acquired services from a company controlled by an officer of the Company in the amount of $618 and $ nil, respectively. The balance owing of $3,249 is included in accounts payable.

During the six months ended June 30, 2009, a director of the Company advanced $26,260. This amount is unsecured and non-interest-bearing.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2009, and December 31, 2008.

Common Stock

The Company is authorized to issue 250,000,000,000 shares of common stock, par value of $0.0001.

During the six months ended June 30, 2009, the Company:

•	during the three months ended March 31, 2009:

o	issued 3,000,000 shares of common stock for conversion of $17,648 owed on an equity line of credit.

o	issued 12,412,265 shares of common stock for conversion of $49,649 owed on equity lines of credit.

o	issued 9,600,000 shares of common stock for services with a fair value of $48,000.

•	during the three months ended June 30, 2009:

o	issued 17,600,000 shares of common stock in settlement of debt in the amount of $88,000.

o	issued 20,714,245 shares of common stock for conversion of $74,139 owed on equity lines of credit.

In addition, the Company advanced, but not issued, 32,873,490 shares of common stock to be issued upon conversion of its equity lines of credit (Note 4).

Stock Purchase Warrants

At June 30, 2009, the Company had reserved 1,556,800 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

8,000	$0.00040	2011
8,800	0.00046	2011
40,000	0.00032	2012
500,000	0.04750	2013
500,000	0.03830	2013
500,000	0.02630	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 528,000 shares of common stock. There were no warrants issued or exercised during the six months ended June 30, 2009.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of June 30, 2009, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006	--	$0.000
Options issued:
to a director on August 1, 2007	62,529	0.0002800
to a director on December 1, 2007	72,328	0.0000560
Outstanding at December 31, 2007	134,857	0.0001600
Options issued:
to a director on May 3, 2008, fair value of $33,047	160,580	0.0000040
to an employee on August 15, 2008, fair value of $14,180	272,876	0.0001000
to employees on August 15, 2008, fair value of $1,872	36,000	0.0000036
to an employee on December 8, 2008, fair value of $205	24,000	0.0500000
Outstanding at December 31, 2008	628,313	$0.0019888
To an employee on May 1, 2009, fair value $96	24,000	0.0000036
Outstanding at June 30, 2009	652,313	$0.0019158

The following table summarizes stock options outstanding at June 30, 2009:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2009	(Years)	2009	2009
$0.000280	62,529	3.08	62,529	$ 608
0.000056	72,328	1.42	72,328	719
0.000004	160,580	3.83	160,580	1,605
0.000010	272,876	4.13	272,876	2,701
0.000001	36,000	4.13	36,000	360
0.050000	24,000	4.42	24,000	-
0.000004	24,000	4.83	24,000	-
	652,313		652,313	$5,994

No options were exercised during the six months ended June 30, 2009 and 2008.

At June 30, 2009, 652,313 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 150% to 226%.

Compensation expense included in the statement of operations related to the fair value of options issued during the six months ended June 30, 2009 and 2008, is $96 and $33,047, respectively.

Note 9. Commitments and Contingencies

The Company has entered into employment agreements with certain management that require the Company to issue options to purchase 120,000 shares of the Company’s stock over the period of September 2009 to August 2011.

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line. As at June 30, 2009, the Company is obligated to issue warrants to purchase 528,000 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company has an obligation to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

During the six months ended June 30, 2009, the Company leased office premises in Manila, Philippines, for a term of one year commencing March 1, 2009. The Company has prepaid the full year’s rent of $14,796.

Note 10. Subsequent Events

Subsequent to June 30, 2009:

•	the Company advanced, but not issued, an additional 36,500,000 shares of common stock against future conversion of equity lines of credit.

•	20,279,064 shares of common stock of the Company were converted reducing the outstanding amount of the equity line of credit by $50,698.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008, and the period from commencement of business on December 2, 2005, to June 30, 2009, and our annual report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009,

with the Three and Six Months Ended June 30, 2008

We did not generate any gross revenue in the three- and six-month periods ended June 30, 2009, as compared to gross revenue of $1,250 and $2,500 for the respective three- and six-month periods ended June 30, 2008.

Our operating expenses for the three and six months ended June 30, 2009, were $217,177 and $521,297 respectively, as compared to $359,467 and $887,348 for the comparable periods in 2008, a decrease of 40% and 41%, respectively. This reflects a reduction of general and administrative expenses from $753,929 and $312,008 for the six and three months ended June 30, 2008, to $487,279 and $211,143 for the six and three months ended June 30, 2009, and reduction of research and development costs from $133,419 and $47,459 for the six and three months ended June 30, 2008, to $34,018 and $6,034 for the six and three months ended June 30, 2009.

Overall, we sustained a net loss of $275,618 and $658,923 for the three- and six-month periods ended June 30, 2009, as compared to a net loss of $416,939 and $1,034,054 in the corresponding periods of the preceding year.

            We had three full-time employees as of June 30, 2009, as compared to four full-time employees at June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, our current assets were $45,668, as compared to $20,722 at December 31, 2008. As of June 30, 2009, our current liabilities were $1,854,379, as compared to $1,426,832 at December 31, 2008. Operating activities had a net cash outflow of $19,295 for the three months ended June 30, 2009 and $80,501 for the six months ended June 30, 2009, as compared to net cash outflow of $156,931 and $529,993 for the three and six months ended June 30, 2008.

No cash was spent on investing activities during either the three or six months ended June 30, 2009, or June 30, 2008.

Net cash of $20,000 used by financing activities during the three months ended June 30, 2009, consists of net proceeds from equity lines of credit of $10,000 and an advance from a director in the amount of $10,000, less repayment of an equity line of credit in the amount of $40,000. Net cash of $66,260 provided by financing activities during the six months ended June 30, 2009, consists of net proceeds from equity lines of credit of $80,000; advances from a director totaling $26,260, less repayment of an equity line of credit in the amount of $40,000. These are compared to net cash provided by financing activities of $179,339 and $524,076 during the comparable three- and six-month periods ended June 30, 2008, which consisted of net proceeds from equity lines of credit of $445,000 and advances from our Philippine affiliate in the amount of $79,076.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported that we did not maintain effective control over financial reporting. The weaknesses identified during the year ended December 31, 2008, have continued during the three- and six-month periods ended June 30, 2009, and are as follows:

(i)         Lack of any independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of two directors. Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)        Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three- and six-month periods ended June 30, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we issued the following unregistered securities, which have not been previously reported, as follows:

On May 13, 2009, we issued 33,000,000 shares of common stock as an advance under an equity line of credit.

On July 1, 2009, we issued 36,500,000 shares of common stock as an advance under an equity line of credit.

The above securities were issued in accordance with the provisions of the Order of the United States Bankruptcy Court for the Western District of Pennsylvania dated October 14, 2004, and were exempt from registration under Section 3(a)(7) of the Securities Act of 1933.

Item 5. Other Information

On May 13, 2009 and July 1, 2009, we issued unregistered shares of our common stock in excess of 5% of our then-issued and outstanding common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, above.

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

Registrant

MobiClear Inc.

Date: August 11, 2009	By:	/s/ Stephen Cutler
Stephen Cutler, President and
Chief Executive Officer

Date: August 11, 2009	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer