Form 10-Q
period 2009-09-30
MOBICLEAR INC.
filed 2009-10-29
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Commission File Number 000-10822

MobiClear Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U-1407, 14/F, Pacific Star Building
Makati Avenue, Makati City
Metro Manila, Philippines	1200
(Address of principal executive offices)	(Zip Code)

632-856-1630
(Registrant’s telephone number)

9th Floor, Summit One Tower 530 Shaw Blvd., Mandaluyong City Metro Manila, Philippines 1552
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 26, 2009, the issuer had one class of common stock, with a par value of $0.0001, of which 521,519 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at September 30, 2009, and
	December 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2009 and 2008, and the
	Cumulative Period from Inception on December 2, 2005, to September 30,	4
	2009
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Nine Months Ended September 30, 2009	5
	Unaudited Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2009 and 2008, and the Cumulative
	Period from Inception on December 2, 2005, to September 30, 2009	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T:	Controls and Procedures	18

	PART II—OTHER INFORMATION

Item 6:	Exhibits	20

	Signatures	21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Balance Sheets
September 30, 2009, and December 31, 2008
(unaudited)
	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$-	$14,138
Other receivables	6,812	3,474
Prepaid expenses and deposits	10,042	3,110
Total current assets	16,854	20,722

Property and equipment, net	3,678	8,521

Total assets	$20,532	$29,243

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$341,332	$382,572
Accrued expenses	42,000	28,708
Accrued compensation	6,992	440,150
Advance from affiliated company	63,935	-
Note payable	17,352	-
Convertible notes payable, net of discounts	1,224,902	265,108
Equity line of credit, net of debt discount	-	310,294
Total current liabilities	1,696,513	1,426,832

Total liabilities	1,696,513	1,426,832

Stockholders' Deficiency
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2008 - nil)
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 521,519 shares (2008 - 112,713)	53	11
Additional paid-in capital	11,405,081	10,826,649
Deficit accumulated during the development stage	(13,087,758)	(12,249,581)
Accumulated other comprehensive gain	6,643	25,332
Total stockholders' deficiency	(1,675,981)	(1,397,589)
Total liabilities and stockholders' deficiency	$20,532	$29,243

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
and the Cumulative Period from Inception on December 2, 2005, to September 30, 2009
(unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative from Inception on December 2, 2005, to September 30, 2009

Revenue	$-	$-	$-	$2,500	$7,500

Expenses:
General and administrative	129,838	600,117	617,117	1,354,046	10,316,283
Research and development	1,489	(46,598)	35,507	86,821	1,158,318
Software products	-	-	-	-	625,000
	131,327	553,519	652,624	1,440,867	12,099,601
Other income and expense:
Interest expense	(8,316)	(27,048)	(54,863)	(162,684)	(906,676)
Interest expense - related parties	(39,611)	(29,345)	(130,696)	(29,345)	(185,998)
Gain on settlement of debt	-	-	-	-	104,885
Other income	-	-	-	-	4,676
Interest income	-	10	6	168	2,121
	(47,927)	(56,383)	(185,553)	(191,861)	(980,992)
Loss from operations	(179,254)	(609,902)	(838,177)	(1,630,228)	(13,073,093)

Equity loss of affiliate	-	(47)	-	(13,775)	(14,665)

Loss for the period	$(179,254)	$(609,949)	$(838,177)	$(1,644,003)	$(13,087,758)

Loss per share - basic and diluted	$(0.60)	$(28.52)	$(4.10)	$(146.03)

Weighted average number of shares outstanding	299,696	21,384	204,521	11,258

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the Nine Months Ended September 30, 2009
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the	Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Comprehensive Loss	Stockholders' Deficiency

Balance December 31, 2008	112,713	$11	$10,826,649	$(12,249,581)	$25,332	$(1,397,589)

Net loss	-	-	-	(838,177)	-	(838,177)
Foreign currency translations	-	-	-	-	(18,689)	(18,689)
Comprehensive loss						(856,866)

Adjust for shares issued on 2008 reverse	64	-	-	-	-	-

Conversion of equity lines of credit
- during the three months ended March 31, 2009	25,687	3	67,295	-	-	67,298
- during the three months ended June 30, 2009	34,524	3	74,136	-	-	74,139
- during the three months ended September 30, 2009	288,942	29	276,183	-	-	276,212

Common stock issued for prepaid services
- during the three months ended March 31, 2009	16,000	2	47,998	-	-	48,000

Common stock issued for settlement of debt
- during the three months ended June 30, 2009	29,333	3	87,997	-	-	88,000
- during the three months ended September 30, 2009	13,333	1	24,696	-	-	24,697

Common stock issued for exercise of options
- during the three months ended September 30, 2009	923	1	31	-	-	32

Options issued to related party for services
- during the three months ended June 30, 2009	-	-	96	-	-	96

Balance September 30, 2009	521,519	$53	$11,405,081	$(13,087,758)	$6,643	$(1,675,981)

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
and the Cumulative Period from Inception on December 2, 2005, to September 30, 2009
(unaudited)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative from Inception on December 2, 2005, to September 30, 2009

Cash provided by (used in):

Operations:
Loss for the period	$(838,177)	$(1,644,003)	$(13,087,758)
Adjustment to reconcile loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	2,982	3,072	8,504
Amortization of debt discount	-	-	17,000
Equity line of credit discount	24,706	162,684	792,266
Gain on settlement of debt	-	-	(104,885)
Impairment loss on trademark	-	20,066	20,066
Commissions paid on equity lines of credit	60,000	-	127,000
Loss on software products purchased	-	-	625,000
Equity loss of affiliate	-	13,775	14,665
Common Stock issued for services	-	62,439	302,418
Common Stock issued to related parties for services	-	5,419	55,051
Options issued to related parties for services	96	49,099	1,014,330
Amortization of debt discounts and beneficial conversion
of convertible loans	130,607	28,770	181,065
Changes in assets and liabilities
Other receivable	(3,338)	35,744	(6,812)
Prepaid expenses and deposits	41,068	(6,922)	40,243
Accounts payable	230,406	291,409	2,863,530
Accrued expenses	46,132	11,301	74,840
Accrued compensation	159,632	149,249	663,069
Net cash used in operating activities	(145,886)	(817,898)	(6,400,408)

Investments:
Purchase of property and equipment	-	-	(10,471)
Investment in affiliate	-	-	(18,350)
Cash component upon merger	-	-	10,998
Net cash used in investing activities	-	-	(17,823)

Financing:
Issuance of common stock, net of commissions	-	-	669,500
Proceeds from exercise of options	32	-	32
Proceeds from equity lines of credit, net of commissions	80,000	645,000	4,875,688
Repayment of equity line of credit	(40,000)	-	(40,000)
Advance from subsidiary pre-acquisition	-	129,076	76,068
Proceeds of convertible notes	-	-	50,000
Proceeds from advance from director	26,260	-	26,260
Proceeds from advance from affiliated company	63,935	-	63,935
Proceeds of short term notes	-	-	400,000
Repayment of short term notes	-	-	(400,000)
Receipt of stock subscriptions, net of commissions	-	-	803,430
Net cash provided by financing activities	130,227	774,076	6,524,913

Increase (decrease) in cash during the period	(15,659)	(43,822)	106,682
Foreign exchange effect on cash	1,521	56,092	(106,682)

Cash at beginning of the period	14,138	26,103	-

Cash at end of the period	$-	$38,373	$-

See accompanying notes to consolidated financial statements.

MOBICLEAR INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2009 and 2008
and the cumulative period from inception on December 2, 2005 to September 30, 2009
(unaudited)

Supplementary Information:
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative from Inception on December 2, 2005, to September 30, 2009

Interest paid	$98	$-	$88,250
Income taxes paid

Non-cash transactions:
Convertible notes payable issued for settlement
of accounts payable	-	-	354,502
Convertible note payable issued for settlement
of accounts payable, accrued expenses, advances to related parties	829,187	-	829,187
Note payable issued for settlement of equity line of credit	17,352	-	17,352
Warrants issued in connection with stock sales	-	-	1,083,700
Warrants issued with short term notes	-	-	17,000
Warrants issued with convertible notes payable	-	38,444	42,201
Beneficial conversion feature issued with
convertible notes payable	-	113,819	143,326
Common stock issued for settlement of
accounts payable and accrued expenses	112,697	657,458	1,747,627
Common stock issued to related parties for
settlement of debt	-	244,718	244,718
Common stock converted for settlement of
equity lines of credit	417,649	-	1,830,275
Options issued to related parties for services	96	49,099	1,014,330
Common stock issued for services	48,000	74,439	350,418
Common stock issued to related parties for services	-	5,419	55,051
Common stock issued to related party
for settlement of accrued compensation	-	63,287	63,287
Stock issued to satisfy advance	-	-	300,000
Beneficial conversion feature of equity lines of credit	24,706	-	469,796
Common stock issued for acquisition of software products	-	625,000	625,000
Common stock issued for acquisition of subsidiary	-	37,500	37,500
Common stock issued for exercise of warrant
paid by reduction of convertible note	-	-	4,325
Commissions payable and reduction of
additional paid in capital	-	-	89,270
Stock issued and receivable due	-	-	892,700
Net assets acquired as part of merger
- cash	-	-	10,971
- accounts payable	-	-	(56,300)
- net to additional paid in capital			45,329
Acquisition of Mobiclear, Inc. (Philippines)
Fair value of assets acquired	-	-	103,986
Liabilities assumed	-	-	(62,801)
			41,185

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

MobiClear Ltd. was founded in the United Kingdom on December 2, 2005. On August 14, 2006, all of the stock of MobiClear Ltd. was acquired by MobiClear Inc. (formerly known as BICO Inc.) (the “Company” or “MobiClear”) in a transaction that is accounted for as a reverse acquisition, with MobiClear Ltd. being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization. In exchange for all of the issued and outstanding shares of MobiClear Ltd., the Company issued 1,571 shares of common stock of MobiClear Inc.

MobiClear specializes in electronic Personal Identification Verification (PIV) solutions in connection with credit/debit card transactions. MobiClear’s multiple gateway solution (U.S. patent pending) offers proactive security in all forms of electronic business environments, including Internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards. MobiClear’s products are secure and user-friendly identity solutions that work across the globe. In addition, MobiClear’s identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online. MobiClear’s network security products, inclusive of firewall, anti-DDOS (distributed denial of service attacks), and dynamic DNS (domain name system), offer protection of computer networks while also making digital data more accessible to users.

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception on December 2, 2005, the Company has not yet generated any significant revenues and has incurred operating losses totaling $13,087,758. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of MobiClear Inc. and its wholly owned subsidiaries MobiClear Ltd., MobiClear, Inc. (Philippines), and MobiClear Inc. (British Virgin Islands). All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

The Company has been in the development stage since its formation on December 2, 2005, and the Company’s financial statements are presented as a development-stage enterprise.

Cash

Cash consists of checking accounts held at financial institutions in the Philippines. At times cash balances may exceed insured limits.

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

For software licenses, if the software license is perpetual and vendor specific objective evidence can be established for the software license and any related maintenance term, the software license revenue is recognized upon delivery of the software and the maintenance will be recognized pro rata over the life of the maintenance term.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs incurred in the three and nine months ended September 30, 2009 and 2008.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

For uncertain income tax positions, the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine months ended September 30, 2009 and 2008, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, other receivables, accounts payable, accrued expenses, note payable, convertible notes payable, equity line of credit, and compensation. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards by measuring compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

Reclassifications

Certain amounts from the September 30, 2008, and December 31, 2008, consolidated financial statements have been reclassified to conform to the current period’s presentation.

Note 2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. The adoption has not had a material effect on the consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment consists of the following at September 30, 2009, and December 31, 2008:

	2009	2008
Computer equipment	$ 9,582	$13,163
Less accumulated depreciation	(5,904)	(4,642)
	$ 3,678	$ 8,521

Note 4. Equity Lines of Credit / Note Payable

In February 2008, the Company entered into a second private placement equity line for $300,000. This equity line was converted to unrestricted common stock of the Company with the timing at the discretion of the investor at a discount of 25% to the average of the closing prices for the three trading days prior to conversion. The beneficial conversion feature expense on this equity line of credit amounted to $100,000 and has been charged to operations as interest expense. During the year ended December 31, 2008, the Company renegotiated the terms of the loan and reduced the outstanding amount by $104,885 with the resultant gain being recorded in operations. As part of the commission, the Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment. As of September 30, 2009, the Company is obligated to issue warrants to purchase 880 shares of common stock. As of September 30, 2009, $237,763 has been converted into 8,800 shares of common stock and $40,000 was repaid.

The Company issued a non-interest-bearing promissory note, due June 15, 2009, for the balance of $17,352. The promissory note remains unpaid as of September 30, 2009.

In December 2008, the Company entered into a private placement equity line totaling $200,000. In March 2009, the Company entered into a private placement equity line totaling $130,000 and in June 2009 an additional $10,000 was received. These equity lines have been converted to unrestricted common stock of the Company with the timing at the discretion of the investors at the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%. The beneficial conversion feature on the $200,000 equity line was $35,294 and has been charged in full to interest for the year ended December 31, 2008. The beneficial conversion feature on the $130,000 equity line was $22,941. There was no beneficial conversion on the $10,000 equity line received in June 2009. As the beneficial conversion features are immediately convertible and there is no stated redemption date on the equity lines of credit, that amount has been charged in full to interest during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the total equity lines of $340,000 have all been converted into 344,153 shares of common stock.

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

•

Warrants to purchase 833 shares of common stock of the Company, exercisable for a period of five years after issuance, at the lesser of: (i) the average market closing price for the 10 days preceding the date of the warrant; or (ii) the Holder-Initiated Conversion Rate or the Company-Initiated Conversion Rate (as defined in the Convertible Promissory Note) at which shares of the Company’s common stock were most recently issued pursuant to the Convertible Promissory Note of even date therewith. The Company has recorded a discount against each of the convertible loans based on the relative fair value of the warrants to purchase shares of common stock. Total relative value of warrants issued was $42,201, of which $627 is unamortized debt discount as at September 30, 2009, and is being amortized over the remaining term of the loans. Interest expense, related to this warrant issue, for the nine months ended September 30, 2009, of $29,067 is included in these consolidated financial statements.

•

The relative value of the beneficial conversion feature of the convertible notes payable is $143,326, of which $3,835 is unamortized as at September 30, 2009, and is being amortized over the remaining term of the loans. Interest expense, related to this beneficial conversion feature, for the nine months ended September 30, 2009, of $101,540 is included in these consolidated financial statements.

•	Accrued interest payable of $3,946 is included in accrued expenses.

At September 30, 2009, convertible notes payable outstanding were as follows:

(a)	Convertible note payable in the amount of $50,000 to a company controlled by a director of the Company. The note was due August 31, 2009.

(b)	Convertible note payable in the amount of $173,800 to a company controlled by a director of the Company. The note was due September 30, 2009.

(c)	Convertible note payable in the amount of $77,702 to a company controlled by a director and officer of the Company. The note was due September 30, 2009.

(d)	Convertible note payable in the amount of $98,675. The note is due November 30, 2009.

Note 6. Related-Party Transactions

In August 2009 certain directors, officers, and affiliated companies assigned a total of $829,187 to a company controlled by a director of the Company. These amounts were then consolidated into a single demand convertible note in the amount of $829,187 (“the consolidated convertible note”). This note is unsecured, non-interest-bearing, except when in default when the interest rate becomes 18% per annum. The note is convertible into common shares of the Company at the average of the closing stock price for the 10 trading days prior to conversion.

During the nine months ended September 30, 2009 and 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $nil and $93,098, respectively. The balance outstanding as at September 30, 2009, is $22,087 and is recorded in accounts payable.

During the three and nine months ended September 30, 2009, the Company incurred consulting fees and related expenses to a company controlled by a former director in the amount of $nil and $50,400 (2008 $25,200 and $75,600), respectively. The balance owing of $34,114 was assigned in August 2009 and forms part of the consolidated convertible note payable.

During the three and nine months ended September 30, 2009, the Company acquired services from two affiliated companies controlled by a director and former officer of the Company in the amount of $10,882 and $63,035 (2008 $nil and $nil), respectively. In August 2009 the balance owing of $125,088 was assigned and forms part of the consolidated convertible note payable.

During the three and nine months ended September 30, 2009, the Company acquired services from a former officer of the Company in the amount of $nil and $7,599 (2008 $nil and $nil), respectively. In August 2009 the balance owing of $7,579 was assigned and forms part of the consolidated convertible note

During the nine months ended September 30, 2009 and 2008, the Company acquired services from a company controlled by a former officer of the Company in the amount of $618 and $nil, respectively. In August 2009 the balance owing of $3,249 was assigned and forms part of the consolidated convertible note.

During the nine months ended September 30, 2009, a director of the Company advanced $26,260. During August 2009 the advance was assigned and forms part of the consolidated convertible note.

During the three and nine months ended September 30, 2009, an affiliated company advanced funds and services in the amount of $63,935.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of September 30, 2009, and December 31, 2008.

Common Stock

The Company is authorized to issue 250,000,000,000 shares of common stock, par value of $0.0001.

On September 18, 2009, the Board of Directors approved the consolidation of the issued and outstanding common stock on the basis of one new share for each 600 shares, effective upon approval of the regulatory authorities. The Company’s common stock was consolidated effective as of October 20, 2009. The application of this stock consolidation has been shown retroactively in these financial statements.

During the nine months ended September 30, 2009, the Company:

•	during the three months ended March 31, 2009:

o	issued 5,000 shares of common stock for conversion of $17,649 owed on an equity line of credit.

o	issued 20,687 shares of common stock for conversion of $49,649 owed on equity lines of credit.

o	issued 16,000 shares of common stock for services with a fair value of $48,000.

•	during the three months ended June 30, 2009:

o	issued 29,333 shares of common stock in settlement of debt in the amount of $88,000.

o	issued 34,524 shares of common stock for conversion of $74,139 owed on equity lines of credit.

•	during the three months ended September 30, 2009:

o	issued 288,942 shares of common stock for conversion of $276,212 owed on equity lines of credit.

o	issued 13,333 shares of common stock in settlement of debt in the amount of $24,697.

o	issued 923 shares of common stock for the exercise of options with an aggregate conversion amount of $32.

Stock Purchase Warrants

At September 30, 2009, the Company had reserved 2,594 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

13	$ 0.24	2011
15	0.28	2011
67	0.19	2012
833	28.50	2013
833	22.98	2013
833	15.78	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 880 shares of common stock. There were no warrants issued or exercised during the nine months ended September 30, 2009.

Note 8. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a three- to five-year contractual term, vest immediately, and have no forfeiture provisions.

A summary of the Company’s stock options as of September 30, 2009, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006	--	$0.000
Options issued:
to a director on August 1, 2007	104	0.168
to a director on December 1, 2007	121	0.034
Outstanding at December 31, 2007	225
Options issued:
to a director on May 3, 2008, fair value of $33,047	268	0.002
to an employee on August 15, 2008, fair value of $14,180	455	0.060
to employees on August 15, 2008, fair value of $1,872	60	0.002
to an employee on December 8, 2008, fair value of $205	40	30.000
Outstanding at December 31, 2008	1,048
to an employee on May 1, 2009, fair value $96	40	0.002
options forfeited	(60)	20.000
options exercised	(924)	0.004
Outstanding at September 30, 2009	104	$0.168

The following table summarizes stock options outstanding at September 30, 2009:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	September 30,	Life	September 30,	September 30,
Exercise Price	2009	(Years)	2009	2009
$0.168	104	2.83	104	$ 162

During the nine months ended September 30, 2009, 924 options were exercised and 60 options were forfeited.

At September 30, 2009, 104 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2008 were: risk-free interest rate of 5.0%, a 3- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 150% to 226%.

Compensation expense included in the statement of operations related to the fair value of options issued during the nine months ended September 30, 2009 and 2008, is $96 and $49,099, respectively.

Note 9. Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line. As at September 30, 2009, the Company is obligated to issue warrants to purchase 880 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company has an obligation to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Note 10. Subsequent Events

The Company has evaluated subsequent events and any related required disclosures through October 28, 2009, which is the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Subsequent to September 30, 2009, the reverse stock split of one new share for each 600 old shares became effective as of October 20, 2009. The effects of this reverse stock split have been retroactively applied to all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2009 and 2008, and the period from commencement of business on December 2, 2005, to September 30, 2009, and our annual report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that our working capital deficiency is worsening due to the fact that we have been unable to raise sufficient capital to cover operating expenses. We have, however, been able to convert all of the equity line of credit into common stock and consolidated $829,187 of accounts payable, accrued expenses, and advances into one non-interest-bearing convertible note.

In addition, on October 20, 2009, we effected a consolidation of 1-for-600 shares of our outstanding common stock.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009, with the Three and Nine Months Ended September 30, 2008

We did not generate any gross revenue in the three- and nine-month periods ended September 30, 2009, as compared to gross revenue of $nil and $2,500 for the respective three- and nine-month periods ended September 30, 2008.

Our operating expenses for the three and nine months ended September 30, 2009, were $131,327 and $652,624, respectively, as compared to $553,519 and $1,440,867 for the comparable periods in 2008, a decrease of 76% and 55%, respectively. This reflects a reduction of general and administrative expenses from $600,117 and $1,354,046 for the three and nine months ended September 30, 2008, respectively, to $129,838 and $617,117 for the three and nine months ended September 30, 2009, respectively, and reduction of research and development costs from recovery of $46,598 and $86,821 for the three and nine months ended September 30, 2008, respectively, to $1,489 and $35,507 for the three and nine months ended September 30, 2009, respectively.

Overall, we sustained a net loss of $179,254 and $838,177 for the three- and nine-month periods ended September 30, 2009, respectively, as compared to a net loss of $609,949 and $1,644,003 in the corresponding periods of the preceding year.

We had two full-time employees as of September 30, 2009, as compared to four full-time employees at September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, our current assets were $16,854, as compared to $20,722 at December 31, 2008. As of September 30, 2009, our current liabilities were $1,696,513, as compared to $1,426,832 at December 31, 2008. Operating activities had a net cash outflow of $145,886 for the nine months ended September 30, 2009, as compared to net cash outflow of $817,898 for the nine months ended September 30, 2008.

No cash was spent on investing activities during the nine months ended September 30, 2009, or September 30, 2008.

Net cash of $130,227 provided by financing activities during the nine months ended September 30, 2009, consists of net proceeds from equity lines of credit of $80,000, advances from an affiliated company of $63,935 and a director totaling $26,260, less repayment of an equity line of credit in the amount of $40,000. These are compared to net cash provided by financing activities of $774,076 during the comparable nine-month period ended September 30, 2008, which consisted of net proceeds from equity lines of credit of $645,000, advances from our Philippine affiliate in the amount of $79,076, and proceeds of a convertible loan of $50,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported that we did not maintain effective control over financial reporting. The weaknesses identified during the year ended December 31, 2008, have continued during the three- and nine-month periods ended September 30, 2009, and are as follows:

(i)          Lack of any independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of two directors. Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)         Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three- and nine-month periods ended September 30, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.23	Amendment to Articles of Incorporation (as filed September 22, 2009, with Pennsylvania Department of State Corporate Bureau)	Attached

Item 10	Material Contracts
10.22	Convertible Promissory Note dated September 1, 2009	Incorporated by reference from Current Report on Form 8-K filed September 8, 2009

10.23	Employment Agreement between Mobiclear Inc. and Luther Jao dated September 14, 2009	Incorporated by reference from Current Report on Form 8-K filed September 18, 2009

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

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

Registrant

MobiClear Inc.

Date: October 28, 2009	By:	/s/ Luther L. Jao
Luther L. Jao, President and
Chief Executive Officer

Date: October 28, 2009	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer