Form 10-K
period 2009-12-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number 000-10822

Intelligent Communication Enterprise Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13 Spottiswoode Park Road
Singapore	088640
(Address of principal executive offices)	(Zip Code)

+65 6324 0225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $370,317.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 9, 2010, registrant had 93,725,841 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1.  BUSINESS

Background

Intelligent Communication Enterprise Corporation was incorporated in Pennsylvania in 1972 as Coratomic, Inc.  In 2006, we merged with Mobiclear Ltd. and changed our name to Mobiclear Inc.  On December 14, 2009, we changed our name to Intelligent Communication Enterprise Corporation.

On November 7, 2007, MobiClear Inc. (MobiClear – Philippines) was incorporated in the Philippines.  Initially we held a one-third equity interest and the remaining two-thirds equity interest was held by Bastion Payment Systems Corporation, an affiliate of ours.  On September 18, 2008, we acquired the remaining two-thirds of Mobiclear – Philippines in exchange for 6,250 shares of our common stock in a transaction valued at $37,500.  We presently develop and host our Personal Identity Verification, or PIV, products and solutions through MobiClear – Philippines.

On July 24, 2008, we incorporated Mobiclear Inc. – British Virgin Islands as a wholly owned subsidiary through which we contract with our international suppliers and clients.

On November 12, 2009, we acquired all of the issued and outstanding shares of Radius-ED Limited (“Radius”) in exchange for 54,255,318 shares of our common stock valued at $8,500,000 and a convertible promissory note for $1,500,000.  We presently operate our proprietary messaging platforms and global infrastructure and provide messaging solutions and mobile-marketing programs through Radius.

On January 20, 2010, we acquired all of the issued and outstanding shares of Solesys S.A. in exchange for 28,944,723 shares of our common stock valued at $9,600,000.

We effected a 1-for-250 share reverse stock split on July 21, 2008, and the outstanding shares were reduced to 6,757,803.

We effected a 1-for-600 share reverse stock split on October 20, 2009, and the outstanding shares were reduced to 521,519.

We effected a 3-for-1 share forward stock split on February 5, 2010, and the outstanding shares were increased to 92,375,841.

References to “we” or “us” in this report include our subsidiaries.

Nature of Business

We operate as a global mobile-messaging company using proprietary platforms operated by Radius.

We offer “targeted” mobile-messaging services – text and multimedia messages that provide our customers with the ability to make contact with a higher proportion of customers who are likely to respond to the received messages.

We will be providing our customers with the ability to conduct transactions with their customers, using our PIV platform to provide transactional security.  We will also be providing location-based mobile communication services using the technology that is being tested by Solesys at the time of this report.

Our Three Components

Mobiclear

Our Mobiclear division has developed electronic proprietary PIV solutions for use with credit/debit card and internet log-in transactions.  Our multiple-gateway solution offers proactive security in all forms of electronic business environments, including Internet shopping, business-to-business procurement transactions, and retail shopping with credit/debit cards.

We believe that our solutions represent a major inhibitor of electronic transaction fraud, specifically in the areas of:

•	credit card cloning;

•	credit card theft;

•	credit card not present (i.e., as in the case of e-shopping); and

•	identity theft.

In addition, our identification service ensures safe and secure trade over the Internet, which in turn promotes both e-trade and invoice payment online.

This past year we have integrated the PIV system onto a platform that allows us to operate the system using Voice over Internet Protocol (VoIP) - this permits our system to operate internationally using the lower cost Internet rather than traditional higher cost telephone circuitry.

Radius

Our Radius division provides mobile-marketing programs and solutions using our own proprietary messaging platforms with connectivity with global networks.  Our operations are based in Kuala Lumpur, Malaysia, with a support group based in the Philippines.

The Radius platform allows our customers to send short message service (“SMS”) messages to selected mobile phones using the cellular phone networks.

Radius customers fall under two categories:

(1)
messaging aggregator customers, who collect multimedia messages from their corporate and wholesale customers and send them to Radius for processing and onward termination on the mobile networks worldwide that Radius is connected to; and

(2)	enterprise customers, who are companies and individuals with the need to keep in contact with their customers, members, or other such groups via SMS.

Radius’s products to its messaging aggregator customers and enterprise customers include the following:

•	text messaging (SMS)

•	customer participation such as contests, voting, surveys, content downloads (e.g., ringtone, wallpaper, and so on) (premium SMS)

•	accessing the wireless web on the mobile (WAP)

•	Multimedia Messaging Service (MMS)

•	strategic planning of enterprise customers’ mobile-marketing requirements

•	project coordination and implementation

•	billing

Radius works with cellular operators and mobile-messaging partners to fulfill its SMS and Multimedia Messaging delivery requirements.

Solesys

Our Solesys division, based in Switzerland, also provides mobile-marketing programs and solutions.

Solesys has concentrated more on intellectual property development and has developed a “next-generation” platform that allows “location-based” messaging and is not dependent on cellular phone networks for delivery.  This product, which we call “iCEsync,” will permit our customers to focus their marketing on specific customers (providing our customers a higher return for their marketing).  The platform will also enable mobile phone users who download the iCEsync software to communicate with other iCEsync users outside of the traditional cellular phone network and create individual or community social networks.  We currently anticipate that we will begin selling iCEsync before the end of the second quarter of this year.

The Integrated Business

We have studied the mobile-marketing market and have identified location-based capabilities and security features as two main segments that could enhance the value proposition to mobile-marketing customers.  Industry bodies, such as the Mobile Marketing Association, have highlighted location, relevancy, and immediacy as the main focus of mobile-marketing businesses in 2010.

Our Solesys and Mobiclear divisions will add these features to Radius’s mobile-marketing business.  Solesys’s location-based features will provide enhanced targeting capability to the mobile-marketing customers.  With added location-targeting capabilities, the mobile-marketing products are expected to become more appealing to corporate customers and to users receiving the messages.

Mobiclear uses the mobile platform to authenticate transactions.  With Radius and Solesys enhancing the mobile platform operated by Radius, we expect to be able to provide added functionality to Mobiclear, including SMS-based authentication, and thereby extend Mobiclear’s appeal to customers other than credit card issuing companies.

We intend to integrate all three companies with the central theme of a single mobile platform to support messaging, location-based services, and transaction security and offer it to the mobile-enabled customer base.

Intellectual Property

We were granted the trademark rights for the name “mobiclear” in the United States in 2007, in Hong Kong and the European community in 2008, and in the Philippines in 2009.

Due to financial constraints, our previously filed patent applications for the PIV products have lapsed.  We are continuing to develop and improve the PIV products and systems and it is our intent to reapply for the new processes in the future.

Our Radius group has developed its own proprietary technology both to receive data from customers and distribute it to the designated markets using the most effective routing.  We also have developed our own proprietary billings and costing module, which enables us to track and bill all components of our customers’ marketing campaigns.  We have not patented any of this technology.

Our Solesys division has developed a next-generation, location-based marketing platform that will communicate with end-users by wi-fi, Bluetooth, and traditional cellular networks.

Our technology management strategy includes a combination of patent application, trademark, copyright, and reliance on trade secrets.

Competition

The market for information technology services and products is intensely competitive and highly fragmented, with minimal barriers to entry.  We expect competition to increase in the future, and there can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and operating results.

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have.  As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or that achieve greater market acceptance than our products;

•	devote greater resources to developing, marketing, or selling their products;

•	respond more quickly to new or emerging technologies or technical advances and changes in customer requirements, which could render our technologies or products obsolete;

•	introduce products that make the continued development of our current and future products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisition or other opportunities more readily than we can.

In our industry, we believe competition is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service.  We cannot assure that our efforts to compete will be successful.

Many of the larger technology businesses in the mobile equipment sector as well as the mobile services sector of the market are actively pursuing location-based services similar to that offered by iCEsync.  Competing product offerings are expected from mobile equipment manufacturers and mobile Internet service providers—many of them large and long established.  While iCEsync will have its own differentiating features, the established global brands in the mobile industry may succeed in developing products that are equal to or superior to our products simply by virtue of their established global presence and hence achieve greater market acceptance than our products.

Research and Development and Software Products

The Radius business will be integrated with both the Mobiclear and Solesys platforms and will be able to offer to clients the ability to deliver marketing campaigns to Radius’s large database of international mobile phones.

After the launching of our iCEsync application, Solesys will become the sole developer of products and systems for both mobile-marketing and transaction-security products.  Solesys’s development team will be complemented by the developers available at Radius to form one integrated development team focused on enhancing the system efficiencies and rolling out new products to keep pace with market developments.

Employees

Through the year ended December 31, 2009, we had 36 full-time and two part-time employees.

ITEM 1A.  RISK FACTORS

Risk Factors Related to Our Finances

Our independent registered public accountants have issued an audit opinion that includes a going concern uncertainty.

At December 31, 2009, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent registered public accountants to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended December 31, 2009, we had revenues of $9.7 million.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to pay.

At December 31, 2009, we had total current liabilities of approximately $6.2 million, including accounts payable at approximately $2.3 million, accrued expenses of approximately $1.2 million, and convertible notes payable of approximately $1.8 million (not including debt discounts).  As of the same date, we had non-restricted cash of only $620,000.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $2.0 million to be able to meet our preliminary targets by the end of fiscal year 2010.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our management has identified significant internal control deficiencies, which management and our independent registered public accountants believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

•	lack of independent directors on our audit committee;

•	insufficient segregation of duties in our finance and accounting function due to limited personnel;

•	insufficient corporate governance policies; and

•	accounting for technical matters.

As part of the communications by our independent registered public accountants with our audit committee with respect to audit procedures for the year ended December 31, 2009, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.  We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

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

The mobile-marketing business is also highly competitive with several companies providing similar solutions to those currently deployed by our Radius division.  Many competitors are larger and have substantial budgets for marketing and promoting their businesses.

In addition to the large companies specializing in security solutions and mobile-marketing services, there are also other new entrants into the markets with different technology solutions to address credit card security and mobile marketing.  If our efforts to compete are unsuccessful, our financial condition and results of operations could be materially adversely affected.

We have sales activity and operations outside of the United States that subject us to the risks associated with conducting business in foreign economic and regulatory environments.

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

Risk Factors Related to Our Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our shareholders’ ability to sell shares of our common stock.

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

We need to raise capital in order to continue our operations.  We may seek required funds through the sale of equity or other securities.  Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as our company at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control.  There can be no assurance that we will be able to complete an offering on terms favorable to us or at all.  The issuance of additional equity securities may dilute the interest of our existing shareholders or may subordinate their rights to the superior rights of new investors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  We have our office located at 13 Spottiswoode Park Road, Singapore 088640, the office of our affiliate, Whitefields Capital Limited, for which we are charged $3,000 per month.

Our subsidiary, Radius, leases two joined office spaces located at Suite 3B-20-3, Level 20, Block 3B, Plaza Sentral, Jalan Stetson Sentral 5, 50470 Kuala Lumpur, Malaysia, at a combined monthly cost of $7,112 under two separate leases that expire in January and October 2011 and Unit 1603 Prestige Tower, F. Ortigas Jr. Road, Ortigas Center, Pasig City, Metro Manila, Philippines 1605, at a monthly cost of $1,110 under lease until May 2010.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol ICMC.

The following table sets forth the high and low sales prices for our common stock for each quarterly period in 2008 and 2009, as well as 2010 to date.  These prices were reported by Nasdaq on its website, www.nasdaq.com:

	Low	High
Fiscal year ending December 31, 2010:
Quarter ending June 30, 2010 (through April 9)	$0.25	$0.51
Quarter ended March 31, 2010	0.01	1.20

Fiscal year ended December 31, 2009:
Quarter ended December 31	0.05	0.97
Quarter ended September 30	0.30	2.00
Quarter ended June 30	0.60	0.90
Quarter ended March 31	0.80	2.80

Fiscal year ended December 31, 2008:
Quarter ended December 31	1.60	10.00
Quarter ended September 30	6.00	26.00
Quarter ended June 30	26.00	100.00
Quarter ended March 31	80.00	600.00

As of April 9, 2010, we had approximately 6,826 shareholders of record.

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

We consider our recognition of revenues, costs of revenues, accounting for the consolidation of operations, conversion of debt to equity, valuation of assets and liabilities in business combination transactions, and the accounting for stock-based compensation and equity to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Plan of Operation

Our continued operation continues to be dependent on funds from operations providing the majority of funds, however, we will also be required to raise sufficient funds through the sources available to us, primarily issuance of stock through private placement or facilities in place with affiliated companies to fully cover our expected cash flow needs.

We continue to sign contracts with customers and expand our business; and we generated $9,659,000 in total revenue during 2009.  However, management estimates that we will still need to raise approximately $2.0 million throughout 2010 to pay our creditors and to enable us to develop and properly launch our new products.  We anticipate that approximately $1.0 million of this will be used to pay off existing accounts payable, accrued expenses, notes payable and shareholder advances.

Results of Operations

With the acquisition of Radius and its subsidiary companies in 2009, we are no longer considered a development-stage enterprise effective as of January 1, 2009.  The Radius group is operationally self-sufficient; however, we will require funds to increase and diversify its business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of December 31, 2009, we were in immediate need of equity or debt financing in order to continue operations and execute our business plans.  There can be no assurance that we will raise the required funds.

We had a net loss for the year ended December 31, 2009, of approximately $3.7 million, as compared to a net loss for the year ended December 31, 2008, of approximately $2.8 million.  The increased loss for the year ended December 31, 2009, is primarily attributable to the consolidation of the results of Radius with those of our Mobiclear division.

During the year ended December 31, 2009, we incurred general and administrative costs of approximately $5.3 million, as compared to approximately $2.4 million for 2008.  The increase relates primarily to the consolidation of the newly acquired Radius division.

Segmented Information

Since the acquisition of Radius, and the inclusion of operating results effective from January 1, 2009, we have been operating in two segments, corporate and PIV and mobile messaging.  Results of operations by segment are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue
Corporate and PIV	$--	$2,500
Mobile messaging	9,659,154	--
	$9,659,154	$2,500
Loss
Corporate and PIV	$(1,488,443)	$(2,835,748)
Mobile messaging	(2,217,682)	--
	$(3,706,125)	$(2,835,748)

Liquidity and Capital Resources

During the fiscal year ended December 31, 2009, we used cash of approximately $790,000 for operating activities and generated approximately $478,000 from investing activities, while financing activities provided approximately $940,000 in cash.  During the fiscal year ended December 31, 2008, we used cash of approximately $1.0 million for operating activities and $227 for investing activities, while financing activities provided net cash of approximately $1.1 million.

Although we are generating significant revenues, we still have substantial ongoing losses and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended December 31, 2009, as in previous years, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at December 31, 2009, was approximately $3.5 million, as compared to a deficit of approximately $1.4 million at December 31, 2008.  At December 31, 2009, we had an accumulated deficit of approximately $16.0 million and stockholders’ deficiency of approximately $660,000, as compared to an accumulated deficit of approximately $12.2 million and total stockholders’ deficiency of approximately $1.4 million at December 31, 2008.

Based on our current level of expenditures, we estimate that cash of approximately $500,000 per quarter will be required to fund operations through December 31, 2010.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of any independent directors for our board and audit committee.  We currently have no independent director on our board, which is comprised of two directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)           Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2009, we had one person on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

(iv)           Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function.  However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions.  The complex areas in 2009 included the acquisition of businesses from a common controlling entity with the common controlling entity paying for its original purchase by the allocation of our shares, which purchase included other provisions adding accounting complexities.  These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.  This is especially important for periodic interim reporting that is not subject to audit.

As part of the communications by our independent registered public accountants, Peterson Sullivan, LLP (“Peterson Sullivan”), with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2009, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Luther L. Jao	44	President, Director, Chief Executive Officer	09/14/09 to date
Bala Balamurali	44	Director	11/17/09 to date
Kenneth G.C. Telford	60	Chief Financial Officer, Secretary	03/18/08 to date

Luther L. Jao

On September 14, 2009, Luther L. Jao agreed to be a member of our board of directors and our President and Chief Executive Officer.  Mr. Jao served since 2007 as the managing director of Whistler Technology Services, which provides local support for the trading system of the Philippine Dealing and Exchange Corporation and operates a data center providing proxy services for a U.S. client.  He also has served since 2007 as the President of Credit24 Finance Company Inc., a consumer micro-credit provider, and as a non-executive director for Cranium e-solutions Inc., which provides services such as transcription and data conversion in the medical, legal, entertainment, and financial industries.  From 1999 through 2007, Mr. Jao served as a managing director of Computershare Technology Services Philippines Inc., which provided front-end trading systems to equity brokers in the Philippine Stock Exchange.  Mr. Jao has a Bachelor of Commerce and Business Administration from the University of British Columbia in Vancouver.  The board believes Mr. Jao should serve as a director because he is knowledgeable in the development, implementation, and sales of technology, including experience in operating his own technology companies.

Bala Balamurali

On November 17, 2009, Bala Balamurali was appointed as a member to our board of directors.  Mr. Balamurali has been a director of Whitefields Capital Limited since July 2009.  He served as the acting Chief Executive Officer and business development adviser of Radius–ED Limited from October 2008 to June 2009.  From February 2007 to October 2008, he served as the Managing Director of SmartConnect Global Pte Ltd., a subsidiary of Smart Communications Inc., a Philippines corporation.  At SmartConnect, he established Smart’s presence in Singapore and facilitated Smart’s entrance into the GSM communications and satellite broadband markets.  From August 2001 to January 2007, he was the Chief Marketing Officer and Senior Vice President of ACeS International Limited, where he was responsible for market entry into complex markets such as China and facilitated the strategic partnership between ACeS and Inmarsat.  He holds a Master of Business Administration from Henley Business School and is also a chartered management accountant (ACMA).  The board believes Mr. Balamurali should serve as a director because he is knowledgeable in the telco/short-messaging business and previously provided consultant services to our Radius division.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our officers, directors, and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate Audit Committee.  The entire board acts as the Audit Committee.  We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the Audit Committee and a Compensation Committee will be chaired by an independent director.

Code of Ethics

Our board of directors has adopted a Policy Statement on Business Ethics and Conflicts of Interest applicable to all employees, which was filed as an exhibit to our Form 10-KSB on May 23, 2005.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Luther L. Jao, CEO(1)	2009	17,500	--	--	31,765	--	--	--	49,265

Kenneth G.C. Telford,	2009	106,000	--	--	31,765	--	--	--	137,765
CFO(2)	2008	93,500	40,000	3,547	14,180	--	--	--	151,227
	2007	--	--	--	--	--	--	--	--

Stephen Cutler, CEO(3)	2009	80,000	--	--	--	--	--	--	80,000
	2008	80,000	35,000	1,248	1,248	--	--	--	117,496
	2007	--	--	--	--	--	--	--	--
______________
(1)      Mr. Jao was appointed out chief executive officer effective September 14, 2009.
(2)      Mr. Telford was appointed our chief financial officer March 18, 2008.
(3)      Mr. Cutler was appointed our chief executive officer effective April 30, 2008, and resigned effective September 14, 2009.

Outstanding Equity Awards at 2009 Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2009, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Luther L. Jao	112,500	112,500	--	0.293	11/12/14	--	--	--	--

Kenneth G.C. Telford	112,500	112,500	--	0.293	11/12/14	--	--	--	--
		--	--			--	--	--	--

Director Compensation

The following table sets forth the compensation awarded to each of our directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Luther Jao, Chairman	--	--	--	--	--	--	--
Bala Balamurali	--	--	--	--	--	--	--
Lim Wong(1)	--	--	--	--	--	--	--
Simoun Ung(2)	--	--	--	--	--	--	--
Derek Hjelm(3)	--	--	--	--	--	--	--
____________
(1)           Mr. Wong resigned as a director on September 3, 2009.
(2)           Mr. Ung resigned as a director on October 27, 2009.
(3)           Mr. Hjelm resigned as a director on November 17, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 9, 2010, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 93,725,841 shares of common stock outstanding.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Dutt Devika Maria	Common Stock	37,944,723	40.5%
711/32 Green Hill, Povorim
Goa 403501
India

Goh Wan Nee	Common Stock	8,842,500	9.4%
100-2, Seri Duta 1, Jalan Gallagher,
Taman Duta, 50450 Kuala Limpur
Malaysia

Infinity Wealth Management	Common Stock	8,700,000	9.3%
3905 Two Exchange Square
Suite 8156, Connaught Place
Central, Hong Kong

Crayton Finance Limited	Common Stock	7,514,046	8.0%
3rd Floor, Omar Hodge Building
Wickhams Cay I, P.O. Box 362, Road Town
Tortola, British Virgin Islands

Putian International Pte. Ltd.	Common Stock	6,000,000	6.4%
391B Orchard Road
#23-01 Ngee Ann City Tower 8
238874 Singapore

Named Executive Officers and Directors:
Luther L. Jao	Common Stock	--	*
13 Spottiswoode Park Road	Options	225,000	*
Singapore 088640	Total	225,000	*

Bala Balamurali	Common Stock	1,741,272	1.9%
13 Spottiswoode Park Road
Singapore 088640

Kenneth Telford	Common Stock	1,707	*
13 Spottiswoode Park Road	Options	225,000	*
Singapore 088640	Total	226,707	*

All Executive Officers and Directors as a Group (3 persons):	Common Stock	1,742,979	1.9%
	Options	450,000	*
	Total	2,192,979	2.3%
_______________
*	Less than 1%.

Equity Compensation Plan

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders.  The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	682,062	$0.293	--
Total	682,062	$0.293	--

Of these options, 326,250 are vested, have exercise prices of $0.293, and expire in 2014, and 312 are vested, have an exercise price of $0.056, and expire in 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2009 certain former directors, officers, and affiliated companies assigned a total of $829,187 to a company controlled by a former director of the Company.  These amounts were then consolidated into a single demand convertible note in the amount of $829,187 (“the consolidated convertible note”).  This note was unsecured and non-interest-bearing, except when in default when the interest rate becomes 18% per annum.  The note was convertible into shares of our common stock.  This note was converted into 2,997,060 fully paid shares of our common stock on October 30, 2009.

During the year ended December 31, 2008, we incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $88,249.  During 2008, $55,315 was converted into 243 shares of our common stock.  The balance outstanding as at December 31, 2009, is $21,302 and is recorded in accounts payable.

Effective January 1, 2008 a former director, Mr. Wong, amended his consulting agreement with us and converted $189,403 of the amounts owing into 3,788 fully paid and nonassessable shares of our common stock and $173,800 into a convertible loan.  During the years ended December 31, 2009 and 2008, we incurred consulting fees and related expenses to a company controlled by a former director in the amount of $50,400 and $115,564, respectively.  The balance owing of $34,114 was assigned in August 2009 and formed part of the consolidated convertible note payable.

During the years ended December 31, 2009 and 2008, we acquired services from Bastion Payment Systems Corporation and CNP Worldwide, Inc., companies controlled by a former director and former officer of the Company, Messrs. Ung and Pasion, in the amount of $63,035 and $78,817, respectively.  In August 2009 the balance owing of $125,088 was assigned and formed part of the consolidated convertible note payable.

During the year ended December 31, 2009, we acquired services from a former officer of the Company in the amount of $7,599.  In August 2009 the balance owing of $7,579 was assigned and formed part of the consolidated convertible note.

During the year ended December 31, 2009, we acquired services from a company controlled by a former officer of the Company in the amount of $618.  In August 2009 the balance owing of $3,249 was assigned and formed part of the consolidated convertible note.

During the year ended December 31, 2009, a former director, Mr. Ung, advanced $26,260.  During August 2009 the advance was assigned and formed part of the consolidated convertible note.

During the years ended December 31, 2009, prior to its acquisition, Radius incurred consulting fees of $200,857 with a director of the Company, Bala Balamurali.

During the year ended December 31, 2009, an affiliated company advanced funds and services in the amount of $412,736.  Of this amount, $287,454 was converted into convertible promissory notes.  The balance owing of $125,282 is included in amounts due to stockholder.

Independent Directors

Under the definition of independent directors found in Nasdaq Rule 5606(a)(2), which we have chosen to apply, we currently have no independent directors, and none of the directors who served during 2009 was independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Audit Fees	$57,534	$60,000

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$57,534	$60,000

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.  The 2008 audit fees were paid in 2009.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2009.

Preapproval Policies and Procedures

Before the independent registered public accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization Arrangement, Liquidation, or Succession

2.01	Stock Purchase Agreement between Mobiclear Inc. and Whitefields Capital Limited entered November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

2.02	Stock Purchase Agreement between Intelligent Communication Enterprise Corporation and Whitefields Capital Limited entered January 20, 2010	Incorporated by reference from the Current Report on Form 8-K filed January 22, 2010

Item 3	Articles of Incorporation and Bylaws

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

Exhibit Number	Title of Document	Location
3.21	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 4, 2006

3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

3.23	Amendment to Articles of Incorporation as filed September 22, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed October 29, 2009

3.24	Amendment to Articles of Incorporation as filed November 30, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed December 30, 2009

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Item 10	Material Contracts

10.5	Employment Agreement with Lim Wong dated January 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

10.7	Employment Agreement with Kenneth Telford dated March 16, 2008	Incorporated by reference from the Current Report on Form 8-K on March 24, 2008

10.8	Letter Agreement between the Company and Simoun Ung dated December 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.9	Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.11	Employment Agreement between Mobiclear Inc. and Stephen P. Cutler, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

Exhibit Number	Title of Document	Location
10.12	Employment Agreement between Mobiclear Inc. and Edward C. Pooley, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

10.13	Asset Purchase and Sale Agreement made June 26, 2008, between Bastion Payment Systems Corporation and Mobiclear Inc.	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.14	Outsourcing Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated August 8, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.15	Stock Purchase Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated September 18, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.16	Employment Agreement between Mobiclear Inc. and Paul Pasion executed September 28, 2008, and effective as of September 1, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.17	Convertible Promissory Note Due August 31, 2009, to Charter Finance Group, Ltd., in the amount of $50,000	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 14, 2008

10.18	Convertible Promissory Note Due September 30, 2009, to Raleston Consultants, Inc., in the amount of $173,800	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.19	Convertible Promissory Note Due September 30, 2009, to DBP Holdings, Ltd., in the amount of $77,702	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings, Limited, warrant holders) with schedule	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

10.22	Convertible Promissory Note dated September 1, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 8, 2009

Exhibit Number	Title of Document	Location
10.23	Employment Agreement between Mobiclear Inc. and Luther Jao dated September 14, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 18, 2009

10.24	Convertible Promissory Note dated November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

Item 14.	Code of Ethics

14.01	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21.	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

____________
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

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: April 15, 2010	By:	/s/ Luther L. Jao
Luther L. Jao
President and Principal Executive Officer

Date: April 15, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 15, 2010

/s/ Luther L. Jao
Luther L. Jao
President, Chief Executive Officer, and Director

/s/ Bala Balamurali
Bala Balamurali

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Intelligent Communication Enterprise Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Communication Enterprise Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Communication Enterprise Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2010

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash	$620,412	$14,138
Restricted cash	152,392	-
Accounts receivable, net	1,782,553	3,474
Prepaid expenses and deposits	198,161	3,110
Income taxes receivable	14,108	-
Total current assets	2,767,626	20,722

Property and equipment, net	784,702	8,521
Intangible assets, net	2,037,291	-

Total assets	$5,589,619	$29,243

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$2,296,860	$382,572
Accrued expenses	1,166,916	28,708
Accrued compensation	6,996	440,150
Customer deposits and deferred revenue	459,386	-
Amounts due to stockholder	515,061	-
Promissory note	17,352	-
Convertible notes payable, net of discounts	1,787,454	265,108
Equity line of credit, net of debt discount	-	310,294
Total current liabilities	6,250,025	1,426,832

Stockholders' Deficiency
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2008 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 62,381,118 shares (2008 - 338,139)	6,239	33
Additional paid in capital	15,353,102	10,826,627
Deficit	(15,955,706)	(12,249,581)
Accumulated other comprehensive gain (loss)	(64,041)	25,332
Total stockholders' deficiency	(660,406)	(1,397,589)
Total liabilities and stockholders' deficiency	$5,589,619	$29,243

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008

	2009	2008

Revenue	$9,659,154	$2,500

Cost of revenue	7,776,285	-
Gross margin	1,882,869	2,500

Expenses:
General and administrative	5,295,488	2,445,491
Research and development	37,707	131,121
	5,333,195	2,576,612
Other income and expense:
Interest expense	(65,905)	(297,604)
Interest expense - related parties	(199,345)	(55,302)
Gain on settlement of debt	-	104,885
Interest income	9,451	160
	(255,799)	(247,861)
Loss from operations	(3,706,125)	(2,821,973)

Equity in loss of affiliate	-	(13,775)

Net loss for the period	$(3,706,125)	$(2,835,748)

Loss per share - basic and diluted	$(0.63)	$(44.65)

Weighted average number of shares outstanding	5,866,815	63,507

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the years ended December 31, 2009 and 2008

	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Deficiency

Balance December 31, 2007	11,076	$1	$7,464,077	$(9,413,833)	$(47,784)	$(1,997,539)

Net loss	-	-	-	(2,835,748)	-	(2,835,748)
Foreign currency translations	-	-	-	-	73,116	73,116
Comprehensive loss						(2,762,632)

Conversion of equity line of credit received in 2007	5,367	-	601,474	-	-	601,474

Conversion of equity lines of credit received during 2008	274,157	28	811,124	-	-	811,152

Common stock issued for settlement of debt	6,351	1	657,457	-	-	657,458

Common stock issued for services	2,796	-	77,418	-	-	77,418

Common stock issued to related parties for services	521	-	5,419	-	-	5,419

Common stock issued to related parties
for settlement of debt	4,031	-	244,718	-	-	244,718

Common stock issued to related party
for settlement of accrued compensation	90	-	63,287	-	-	63,287

Common stock issued to related party
for acquisition of software products	25,000	3	624,997	-	-	625,000

Common stock issued to related party for shares
of subsidiary	6,250	-	37,500	-	-	37,500

Common stock issued on exercise of warrants	2,500	-	4,325	-	-	4,325

Options issued to related party for services	-	-	49,304	-	-	49,304

Warrants issued to related parties for change of
debt to convertible notes payable	-	-	42,201	-	-	42,201

Beneficial conversion feature of convertible notes payable	-	-	143,326	-	-	143,326

Balance December 31, 2008	338,139	$33	$10,826,627	$(12,249,581)	$25,332	$(1,397,589)

Net loss	-	-	-	(3,706,125)	-	(3,706,125)
Foreign currency translations	-	-	-	-	(89,373)	(89,373)
Comprehensive loss						(3,795,498)

Adjust for shares issued on 2008 reverse split	192	-	-	-	-	-
Adjust for shares issued on 2009 reverse split	20,605	2	(2)	-	-	-

Conversion of equity lines of credit	1,047,459	105	417,544	-	-	417,649

Common stock issued for services	498,000	50	212,950	-	-	213,000

Common stock issued for settlement of debt	3,125,060	313	941,571	-	-	941,884

Common stock issued for conversion of convertible
notes payable	3,093,576	309	408,035	-	-	408,344

Common stock issued for acquisition of subsidiary	54,255,318	5,426	2,403,408	-	-	2,408,834

Common stock issued for exercise of options	2,769	1	31	-	-	32

Options issued to related party for services	-	-	92,213	-	-	92,213

Beneficial conversion feature of convertible notes payable	-	-	50,725	-	-	50,725

Balance December 31, 2009	62,381,118	$6,239	$15,353,102	$(15,955,706)	$(64,041)	$(660,406)

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
	2009	2008
Cash provided by (used in):

Operating activities:
Net loss for the period	$(3,706,125)	$(2,835,748)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	543,950	3,819
Amortization of intangible assets	986,902	-
Equity line of credit discount	24,706	289,586
Gain on settlement of debt	-	(104,885)
Impairment loss on trademark	-	20,066
Commissions paid on equity line of credit	60,000	67,000
Issue of shares for software products	-	625,000
Equity in loss of affiliate	-	13,775
Common Stock issued for services	213,000	77,418
Common Stock issued to related parties for services	-	5,419
Options issued to related parties for services	92,213	49,304
Amortization of debt discounts and beneficial conversion
of convertible loans	185,794	50,458
Changes in assets and liabilities
Accounts receivable	(587,410)	32,610
Prepaid expenses and deposits	46,306	4,521
Accounts payable	780,149	259,947
Accrued expenses	106,185	(11,603)
Customer deposits and revenue in advance	305,164	-
Accrued compensation	159,636	442,926
Net cash used in operating activities	(789,530)	(1,010,387)

Investing activities:
Purchase of property and equipment	(47,105)	(254)
Cash component upon acquisition	677,250	27
Increase in restricted cash	(152,392)	-
Net cash provided by (used in) investing activities	477,753	(227)

Financing activities:
Proceeds from exercise of options	32	-
Proceeds from equity lines of credit, net of commissions	80,000	933,000
Repayment of equity line of credit	(40,000)	-
Advance from subsidiary pre-acquisition	-	76,068
Proceeds of convertible notes	-	50,000
Proceeds from advance from director	26,260	-
Proceeds from advance from directors of subsidiary
prior to acquistion	460,532	-
Proceeds from advance from affiliated company	412,736	-
Net cash provided by financing activities	939,560	1,059,068

Increase in cash during the period	627,783	48,454
Foreign exchange effect on cash	(21,509)	(60,419)

Cash at beginning of the period	14,138	26,103

Cash at end of the period	$620,412	$14,138

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2009 and 2008

Supplementary Information:

	2009	2008

Interest paid	$98	$-
Income taxes paid	-	-

Non-cash transactions:
Convertible notes payable issued for settlement
of accounts payable	-	354,502
Convertible note payable issued for settlement
of accounts payable, accrued expenses, advances to related parties	829,187	-
Promissory note payable issued for settlement of equity line of credit	17,352	-
Warrants issued with convertible notes payable	-	42,201
Beneficial conversion feature issued with
convertible notes payable	50,725	143,326
Common stock issued for settlement of
accounts payable and accrued expenses	112,697	657,458
Common stock issued to related parties for
settlement of debt	-	244,718
Common stock converted for settlement of
equity lines of credit	417,649	1,412,626
Common stock issued to related party
for settlement of accrued compensation	-	63,287
Common stock issued for acquisition of subsidiary	2,408,834	37,500
Common stock issued for exercise of warrant
paid by reduction of convertible note	-	4,325

Acquisition of Mobiclear, Inc. (Philippines)
Fair value of assets acquired	-	103,986
Liabilities assumed	-	(62,801)
		41,185

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (formerly Mobiclear Inc.) (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in two business segments – electronic Personal Identification Verification (“PIV”) solutions in connection with credit/debit card and internet transactions through Mobiclear and international mobile messaging through its Radius segment.

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009.  As such, the financial information for the 2009 fiscal year reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.  The entities were not under common control during 2008, so those consolidated financial statements represent those of the separate company, Intelligent.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2008 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear, Inc. (Philippines), and Mobiclear Inc. (British Virgin Islands).  For 2009, the consolidated financial statements include all of the aforementioned companies and Radius-ED Limited, Radius-Ed Sdn Bhd., and Radius-ED Inc.  All significant inter-company balances and transactions have been eliminated.

Development-Stage Enterprise

Management has determined that the Company emerged from the development stage effective as of January 1, 2009, upon the acquisition of Radius.  The Company’s consolidated financial statements are no longer presented as a development-stage enterprise.

Cash

Cash consists of checking accounts held at financial institutions in the Philippines, Malaysia, Singapore, and the United States.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Restricted Cash

Restricted cash consists of a deposit with a financial institution in Singapore and has been lodged as security for a letter of credit issued in favor of a supplier.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from provision of mobile messaging services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $137,300 at December 31, 2009.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At December 31, 2009, one customer accounted for 35% of the net accounts receivable balance.

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageons market for such assets of liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment and software, vehicles, and leasehold improvements that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture, seven years; computer equipment, five years; computer equipment and software, three years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years.  Repairs and maintenance are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets includes software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of three years.  As of and for the year ended December 31, 2009, amortization expense and accumulated amortization was $986,902.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the year ended December 31, 2009, the Company capitalized developed software costs of $31,579.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the years ended December 31, 2009 and 2008, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue, which includes charges on a transactional basis and support fees, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the aggregator or end user.  Radius provides operators with the “SMS Gateway,” which is the infrastructure acting as the intermediary between the mobile operators’ short message service, or SMS, centers and the content providers’ mobile content applications.  Customers are the mobile operators’ fixed and mobile subscribers who utilize the content, which is the data ranging from entertainment to information to which customers can access and receive SMS.  Revenue is recognized based on the number of mobile terminating (“MT”) or transmitted messages from the SMS center and/or SMS Gateway to the cellular handset.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during 2009 and 2008.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization.

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

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended December 31, 2009 and 2008, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net income, foreign currency translation adjustment, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency.  Assets and liabilities of foreign subsidiaries, other than those denominated in U.S. dollars, are translated into U.S. dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and wages, and convertible promissory notes.  The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Reclassifications

Certain amounts from the December 31, 2008, consolidated financial statements have been reclassified to conform with the current year’s presentation.

Note 2.  Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This adoption has not had a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“Update 2009-05”).  Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  On November 1, 2009, the Company adopted Update 2009-05.  There was no significant impact on the Company’s consolidated financial statements.

Note 3.  Business Combinations

Acquisition of Radius-ED and Subsidiaries

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent and a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, in 2009 Whitefields Capital Limited acquired a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded effective as of January 1, 2009, using the pooling-of-interest method and the financial information for the 2009 fiscal year reflects the financial statements of the combined companies in accordance with FASB standards on business combinations for entities under common control.  Radius was acquired to position the Company for delivery of services.

The entities were not under common control during 2008, so those consolidated financial statements represent those of the separate company Intelligent.

In 2009, Whitefields Capital Limited acquired Radius in a business combination accounted for using the acquisition method required by Topic 805, Business Combinations.  Whitefields Capital Limited’s cost basis in Radius had been used to determine the accounting cost for the combination of Radius and Intelligent as described above.

A summary of the assets and liabilities acquired by Whitefields Capital Limited is as follows:

Assets
Cash	$618,371
Accounts receivable	957,720
Income taxes receivable	15,762
Prepaid expenses	221,706
Due from related parties	1,722
Property and equipment	929,742
Intangible assets	3,050,671
Total assets	5,795,695

Liabilities
Accounts payable and accrued expenses	2,228,722
Customer deposits and advance revenue	165,619
Due to related party	246,298
Total liabilities	2,640,640
Net assets acquired	$3,155,056

The following is a summary of the combined operations for the year ended December 31, 2009:

	Intelligent Communication Enterprise Actual 1/1/2009 to 12/31/2009	Radius-ED Actual 1/1/2009 to 12/31/2009	Combined
Revenue	$-	$9,659,154	$9,659,154
Cost of revenue	-	7,776,285	7,776,285
	-	1,882,869	1,882,869
Expenses
General and administrative	1,185,492	4,109,996	5,295,488
Research and development	37,707	-	37,707
	1,223,199	4,109,996	5,333,195

Other income and expense
Interest expense	(65,905)	-	(65,905)
Interest expense – related parties	(199,345)	-	(199,345)
Interest income	6	9,445	9,451
	(265,244)	9,445	(255,799)

Net income (loss) for the period	$(1,488,443)	$(2,217,682)	$(3,706,125)

Unaudited pro forma results of the Company for the year ended December 31, 2008, as if the acquisition occurred on January 1, 2008, after giving effect to certain acquisition accounting adjustments, are stated below.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2008 to 12/31/2008	Radius-ED Actual 1/1/2008 to 12/31/2008	Pro Forma
Revenue	$ 2,500	$ 7,449,695	$ 7,452,195
Net income (loss) for the period	$(2,835,748)	$ (962,116)	$(3,797,864)
Loss per share – basic and diluted	$ (44.65)	-	$ (59.80)

Note 4.  Property and Equipment, net

Property and equipment consists of the following:

	2009	2008
Furniture, computer equipment and software	$2,509,238	$13,163
Leasehold Improvements	48,736	-
Vehicle	54,094	-
	2,612,068	13,163
Less accumulated depreciation	(1,827,366)	(4,642)

Property and equipment, net	$784,702	$8,521

Depreciation expense for 2009 and 2008 was $543,950 and $3,819, respectively

Note 5.  Intangibles Assets

Intangible assets consists primarily of customer and reseller relationships and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.

	2009	2008
Customer relationships	$1,271,113	$-
Supplier contracts	1,779,558	-
	3,050,671	-
Less accumulated depreciation	(1,013,380)	-

	$2,037,291	$-

Note 6.  Equity Lines of Credit

In February 2008, the Company entered into a second private placement equity line for $300,000.  This equity line was converted to unrestricted common stock of the Company, with the timing at the discretion of the investor, at a discount of 25% to the average of the closing prices for the three trading days prior to conversion.  The beneficial conversion feature expense on this equity line of credit amounted to $100,000 and has been charged to operations as interest expense.  During the year ended December 31, 2008, the Company renegotiated the terms of the loan and reduced the outstanding amount by $104,885 with the resultant gain being recorded in operations.  As part of the commission, the Company is also obligated to issue warrants exercisable for five years from the date of issue for a number of shares of common stock equal to 10% of the number of shares of common stock issued pursuant to this investment.  As of December 31, 2009, the Company is obligated to issue warrants to purchase 2,640 shares of common stock.  As of December 31, 2009, $237,763 has been converted into 26,400 shares of common stock and $40,000 was repaid.

The Company issued a non-interest-bearing promissory note, due June 15, 2009, for the balance of $17,352.  The promissory note remains unpaid as of December 31, 2009.

In December 2008, the Company entered into a private placement equity line totaling $200,000.  In March 2009, the Company entered into a private placement equity line totaling $130,000 and in June 2009 an additional $10,000 was received.  These equity lines have been converted to unrestricted common stock of the Company at the average of the lowest three closing prices for the prior 10 trading days, less a discount of 15%.  The beneficial conversion feature on the $200,000 equity line was $35,294 and has been charged in full to interest for the year ended December 31, 2008.  The beneficial conversion feature on the $130,000 equity line was $22,941 and has been charged in full to interest for the year ended December 31, 2009.  There was no beneficial conversion on the $10,000 equity line received in June 2009.

During the year ended December 31, 2009, the total equity lines of $340,000 have all been converted into 1,032,459 shares of common stock.

Note 7.  Convertible Notes Payable

During the year ended December 31, 2008, the Company entered into agreements and issued four convertible notes payable, all with the following attributes:

•	term of 12 months from date of issue;

•	interest of 10% per annum payable quarterly in arrears;

•	convertible to common shares of the Company:

°	at 80% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the holder of the note; and

°	at 75% of the average market closing price for the Company’s stock for the 10 days prior to conversion if the conversion is initiated by the Company; and

•
warrants to purchase 2,500 shares of common stock of the Company, exercisable for a period of five years after issuance, at the lesser of the average market closing price for the 10 days prior to issuance of the warrant and the holder-initiated conversion rate or Company-initiated conversion rate as defined in the convertible note at which shares of the Company’s common stock were most recently issued.

The Company recorded a discount against each of the convertible loans based on the relative fair value of the warrants to purchase shares of common stock.  Total relative value of warrants issued was $42,201, of which $12,507 was expensed during the year ended December 31, 2008, and $29,694 has been expensed during the year ended December 31, 2009, and is included in these consolidated financial statements.

The relative value of the beneficial conversion feature of the convertible notes payable was $143,326, of which $37,951 was expensed during the year ended December 31, 2008, and $105,375 has been expensed during the year ended December 31, 2009, and is included in these consolidated financial statements.

During the year ended December 31, 2009, all four convertible notes payable, together with accrued interest of $8,167, were converted into 3,093,576 shares of common stock of the Company.

During the year ended December 31, 2009, the Company entered into agreements whereby $287,454 of amounts owing to an affiliated company controlled by a director of the Company were converted into three convertible promissory notes with interest of 6% per annum payable quarterly in arrears.  Each of the promissory notes is due 12 months after the advance of funds with a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The relative value of the beneficial conversion feature of these convertible notes payable was $50,725 and has been expensed during the year ended December 31, 2009.  The amounts and due dates of the individual convertible promissory notes are:

•	$63,925 due September 30, 2010

•	$121,343 due October 31, 2010

•	$102,186 due November 30, 2010

The Company issued a convertible promissory note in the amount of $1,500,000 as part of the consideration for the acquisition of the common shares of Radius.  Interest of 6% per annum is payable quarterly in arrears and the note is convertible into common shares of the Company with a conversion price equal to the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The convertible promissory note is payable as follows:

•	February 10, 2010 - $250,000

•	May 15, 2010 - $250,000

•	September 15, 2010 - $500,000

•	December 10, 2010 - $500,000

Note 8.  Related-Party Transactions

In August 2009, certain former directors, officers, and affiliated companies assigned a total of $829,187 to a company controlled by a former director of the Company.  These amounts were then consolidated into a single demand convertible note in the amount of $829,187 (“the consolidated convertible note”).  This note was unsecured, non-interest-bearing, except when in default when the interest rate becomes 18% per annum.  The note was convertible into common shares of the Company.  This note was converted into 2,997,060 fully paid shares of the capital stock of the Company on October 30, 2009.

During the year ended December 31, 2008, the Company incurred consulting fees and expenses to a company controlled by a sister of a former officer and director of the Company in the amount of $88,249.  The balance outstanding as at December 31, 2009, is $21,302 and is recorded in accounts payable.

During the years ended December 31, 2009 and 2008, the Company incurred consulting fees and related expenses to a company controlled by a former director in the amount of $50,400 and $115,564, respectively.  In August 2009, the balance owing of $34,114 was assigned and formed part of the consolidated convertible note payable.

During the years ended December 31, 2009 and 2008, the Company acquired services from two affiliated companies controlled by a former director and former officer of the Company in the amount of $63,035 and $78,817, respectively.  In August 2009, the balance owing of $125,088 was assigned and formed part of the consolidated convertible note payable.

During the year ended December 31, 2009, the Company acquired services from a former officer of the Company in the amount of $7,599.  In August 2009, the balance owing of $7,579 was assigned and formed part of the consolidated convertible note payable.

During the year ended December 31, 2009, the Company acquired services from a company controlled by a former officer of the Company in the amount of $618.  In August 2009, the balance owing of $3,249 was assigned and formed part of the consolidated convertible note payable.

During the year ended December 31, 2009, a former director of the Company advanced $26,260.  During August 2009, the advance was assigned and formed part of the consolidated convertible note payable.

During the year ended December 31, 2009, Radius incurred consulting fees of $200,857 with a director of the Company.

During the years ended December 31, 2009, an affiliated company advanced funds and services in the amount of $412,736.  Of this amount, $287,454 was converted into convertible promissory notes.  The balance owing of $125,282 is included in amounts due to stockholder.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150 million shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of December 31, 2009 and 2008.

Common Stock

The Company is authorized to issue 250 billion shares of common stock, par value of $0.0001.

On January 14, 2010, the Board of Directors approved the forward-split of the issued and outstanding common stock on the basis of three new shares for each share, effective upon the approval of the regulatory authorities.  The Company’s common stock was forward-split effective as of February 5, 2010.

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

The application of these stock consolidations and forward-split has been shown retroactively in these consolidated financial statements.

During the year ended December 31, 2009, the Company:

•	issued 608,103 shares of common stock for conversion of $277,649 owed on an equity line of credit advances received during 2008;

•	issued 439,356 shares of common stock for conversion of $140,000 owed on equity lines of credit advances received in 2009;

•	issued 498,000 shares of common stock for services with a fair value of $213,000;

•	issued 128,000 shares of common stock for settlement of debt with a total fair value of $112,697;

•	issued 2,769 shares of common stock for the exercise of options with an aggregate conversion amount of $32;

•	issued 2,997,060 shares of common stock on the conversion of the consolidated convertible note with a fair value of $829,187;

•	issued 3,093,576 shares of common stock on the conversion of convertible notes payable with a fair value of $408,344; and

•	issued 54,255,318 shares of common stock for the acquisition of all the outstanding shares of Radius with a fair value of $10 million.

During the year ended December 31, 2008, the Company:

•	issued 5,367 shares of common stock for conversion of $601,474 owed on an equity line of credit advances received during 2007;

•	issued 274,157 shares of common stock for conversion of $811,152 owed on equity lines of credit advances received in 2008;

•	issued 6,351 shares of common stock for settlement of debt with a total fair value of $657,458;

•	issued 4,031 shares of common stock for settlement of $244,718 of debt with related parties with a total fair value of $244,718;

•	issued 90 shares of common stock in settlement of accrued compensation of a director with a fair value of $63,287;

•	issued 2,796 shares of common stock in payment for services with a total fair value of $77,418;

•	issued 521 shares of common stock to certain management for services with a total fair value of $5,419;

•	issued 25,000 shares of common stock for the purchase of certain software products with a total fair value of $625,000;

•	issued 36,250 shares of common stock for the acquisition of shares of a subsidiary company with a total fair value of $37,500; and

•	issued 2,500 shares of common stock for the exercise of warrants with an aggregate exercise price of $4,325.

Stock Purchase Warrants

At December 31, 2009, the Company had reserved 7,784 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

44	$ 500.00	2011
40	575.00	2011
200	4,000.00	2012
2,500	0.22	2013
2,500	0.125	2013
2,500	0.125	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 2,640 shares of common stock.  There were no warrants issued or exercised during the year ended December 31, 2009.

Note 10.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of December 31, 2009, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2007	675	$ 0.031
Options issued:
to a director on May 3, 2008, fair value of $33,047	804	0.001
to an employee on August 15, 2008, fair value of $14,180	1,365	0.020
to employees on August 15, 2008, fair value of $1,872	180	0.001
to an employee on December 8, 2008, fair value of $205	120	10.000
Outstanding at December 31, 2008	3,144
to an employee on May 1, 2009, fair value $96	120	0.002
options forfeited	(180)	6.66
options exercised	(2,772)	0.001
to employees on November 12, 2009, fair value of $92,117	681,750	0.293

Outstanding at December 31, 2009	682,062	$ 0.293

The following table summarizes stock options outstanding at December 31, 2009:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2009	(Years)	2009	2009
$0.056	312	2.83	312	$ 128
0.293	681,750	4.83	326,250	118,420

During the year ended December 31, 2009, 2,772 options were exercised and 180 options were forfeited.

At December 31, 2009, 354,812 options were not exercisable.

At December 31, 2009, 682,062 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted in 2009 were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Compensation expense included in the statement of operations related to the fair value of options issued during the years ended December 31, 2009 and 2008, is $92,213 and $49,304, respectively.

Note 11.  Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of December 31, 2009, the Company had federal net operating losses of approximately $5,594,000 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2022.  In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately U.S. $5,992,000 available for future deductions from taxable income derived in the United Kingdom, which do not expire, and the Philippine subsidiary has non-capital operating losses of approximately U.S. $181,000, which may be carried forward for up to 20 years.  The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.  The tax years 2005 through 2008 remain open to examination by federal authorities and other jurisdictions in which the Company operates.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforwards – United States	$1,902,000	$1,392,000
Net operating loss carryforwards – Foreign	1,731,000	1,744,000
Valuation allowance	(3,633,000)	(3,136,000)
Net deferred tax assets	$--	$--

The increase in the valuation allowance was $497,000 for 2009 and $28,000 for 2008.

The difference between the U.S. statutory federal tax rate of 34% in 2009 and 2008 and the provision for income tax of zero recorded by the Company are primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Note 12.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line.  As at December 31, 2009, the Company is obligated to issue warrants to purchase 2,640 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $138,395 and $62,011, for the years ended December 31, 2009 and 2008, respectively.  Future lease commitments are as follows:

2010           $96,510
2011           $44,380

Note 13.  Segment Information

The Company views its operations in two lines of business – (1) corporate and PIV; and (2) mobile messaging.  The following summary financial information by segment for the years ended December 31, 2009 and 2008, as taken from the internal management reports, is as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenue
Corporate and PIV	$-	$2,500
Mobile messaging	9,659,154	-
	$9,659,154	$2,500
Loss
Corporate and PIV	$(1,488,443)	$(2,835,748)
Mobile messaging	(2,217,682)	-
	$(3,706,125)	$(2,835,748)
Assets
Corporate and PIV	$5,478	$29,243
Mobile messaging	5,584,141	-
	$5,589,619	$29,243

Note 14.  Subsequent Events

Subsequent to December 31, 2009, the Company

•	issued 28,944,723 shares of common stock for the acquisition of all the issued and outstanding stock, with a fair value of $9,600,000, of Solesys S.A.;

•	issued 2,400,000 shares of common stock for services received of a fair value of $1,140,000; and

•
converted $125,282 of advances from shareholder into a convertible promissory note with interest of 6% payable quarterly in arrears.  The promissory note is due December 31, 2010, and may be converted into common shares of the Company with a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.