Form 10-Q
period 2010-03-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-05-20
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Commission File Number 000-10822

Intelligent Communication Enterprise Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Spottiswoode Park Road
Singapore	088640
(Address of principal executive offices)	(Zip Code)

+65 6324-0225
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 17, 2010, the issuer had one class of common stock, with a par value of $0.0001, of which 93,725,841 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at March 31, 2010, and
	December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended March 31, 2010 and 2009	4
	Unaudited Consolidated Statement of Stockholders’ Equity and
	Comprehensive Loss for the Three Months Ended March 31, 2010	5
	Unaudited Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2010 and 2009	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T:	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 6:	Exhibits	22

	Signatures	22

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$428,936	$620,412
Restricted cash	159,363	152,392
Accounts receivable, net	2,210,502	1,782,553
Receivable from employees	383,477	-
Prepaid expenses and deposits	195,488	198,161
Income taxes receivable	10,140	14,108
Total current assets	3,387,906	2,767,626

Property and equipment, net	742,405	784,702
Intangible assets, net	10,466,635	2,037,291

Total assets	$14,596,946	$5,589,619

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$3,472,759	$2,296,860
Accrued expenses	1,192,222	1,166,916
Accrued compensation	101,345	6,996
Customer deposits and deferred revenue	207,892	459,386
Amounts due to stockholder	611,516	515,061
Promissory note	17,352	17,352
Convertible notes payable, net of discounts	1,912,736	1,787,454
Total current liabilities	7,515,822	6,250,025

Stockholders' Equity (Deficit)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2009 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 93,725,841 shares (2009 - 62,381,118)	9,373	6,239
Additional paid in capital	26,112,077	15,353,102
Deficit	(18,807,888)	(15,955,706)
Accumulated other comprehensive gain (loss)	(232,438)	(64,041)
Total stockholders' equity (deficit)	7,081,124	(660,406)
Total liabilities and stockholders' equity (deficit)	$14,596,946	$5,589,619

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
(unaudited)
	2010	2009

Revenue	$2,502,173	$2,004,527

Cost of revenue	2,056,877	1,455,781
Gross margin	445,296	548,746

Expenses:
General and administrative	3,247,545	1,210,153
Research and development	-	27,984
	3,247,545	1,238,137
Other income and expense:
Interest expense	(1,379)	(2,427)
Interest expense - related parties	(48,554)	(76,758)
	(49,933)	(79,185)

Net loss for the period	$(2,852,182)	$(768,576)

Loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding	70,203,639	54,614,059

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the three months ended March 31, 2010
(unaudited)

	Common Stock		Additional		Accumulated Other Compre- hensive Gain	Total Stockholders' Equity
	Number of Shares	Amount	Paid-in Capital	Deficit	(Loss)	(Deficit)

Balance December 31, 2009	62,381,118	$6,239	$15,353,102	$(15,955,706)	$(64,041)	$(660,406)

Net loss	-	-	-	(2,852,182)	-	(2,852,182)
Foreign currency translations	-	-	-	-	(168,397)	(168,397)
Comprehensive loss						(3,020,579)

Common stock issued for services provided	2,400,000	240	1,139,760	-	-	1,140,000

Common stock issued for acquisition of subsidiary	28,944,723	2,894	9,597,106	-	-	9,600,000

Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109

Balance March 31, 2010	93,725,841	$9,373	$26,112,077	$(18,807,888)	$(232,438)	$7,081,124

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(unaudited)
	2010	2009
Cash provided by (used in):

Operating activities:
Net loss for the period	$(2,852,182)	$(768,576)
Adjustment to reconcile net loss for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	117,135	135,457
Amortization of intangible assets	1,033,886	239,816
Equity line of credit discount	-	22,942
Commissions paid on equity line of credit	-	60,000
Common Stock issued for services	1,140,000	-
Amortization of debt discounts and beneficial conversion
of convertible loans	22,109	46,383
Changes in operating assets and liabilities
net of effects of acquisitions:
Accounts receivable	(356,506)	362,699
Prepaid expenses and deposits	14,388	63,509
Accounts payable	850,349	(414,098)
Accrued expenses	(139,440)	231,383
Customer deposits and deferred revenue	(251,494)	96,230
Accrued compensation	93,713	91,685
Income taxes receivable	3,968	-
Net cash provided by (used in) operating activities	(324,074)	167,430

Investing activities:
Cash component upon acquisition	28,617	677,250
Increase in restricted cash	(6,971)	(181,667)
Net cash provided by investing activities	21,646	495,583

Financing activities:
Proceeds from equity lines of credit, net of commissions	-	70,000
Proceeds from advance from director	-	24,986
Repayment of advances to employees	28,477	-
Proceeds from advance from affiliated company	221,737	-
Net cash provided by financing activities	250,214	94,986

Increase (decrease) in cash during the period	(52,214)	757,999
Foreign exchange effect on cash	(139,262)	36,634

Cash at beginning of the period	620,412	14,138

Cash at end of the period	$428,936	$808,771

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2010 and 2009
(unaudited)

Supplementary Information:

	2010	2009

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:

Common stock converted for settlement of
equity lines of credit	-	67,298
Common stock issued for acquisition of subsidiary	9,600,000	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (formerly Mobiclear Inc.) (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in three business segments – electronic Personal Identification Verification (“PIV”) solutions in connection with credit/debit card and Internet transactions through Mobiclear, international mobile messaging through its Radius segment, and telecommunications through its Solesys segment.

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held 62% of Intelligent’s and 100% of Radius’s voting stock.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009.  As such, the comparative financial information for the three months ended March 31, 2009, reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 805-10”) on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 28,944,723 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method required by ASC 805, Business Combinations.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2009 consolidated financial statements have been restated to include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries, Mobiclear Ltd., Mobiclear, Inc. (Philippines), and Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, Radius-ED Sdn. Bhd., and Radius-ED Inc.  For 2010, the consolidated financial statements include all of the aforementioned companies and Solesys S.A.  All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in the Philippines, Malaysia, Singapore, Switzerland, and the United States.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Restricted Cash

Restricted cash consists of a deposit with a financial institution in Singapore and has been lodged as security for a letter of credit issued in favor of a supplier.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from provision of mobile-messaging services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $143,581 at March 31, 2010.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At March 31, 2010, two customers accounted for 53% of the net accounts receivable balance.

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

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

Property and Equipment

Property and equipment primarily consist of furniture, computer equipment and software, vehicles, and leasehold improvements that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture, seven years; computer equipment, five years; computer equipment and software, three years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years.  Repairs and maintenance are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of three years.  As of March 31, 2010, amortization expense was $1,033,886 and accumulated amortization was $2,113,592.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the three months ended March 31, 2010, the Company did not capitalize any software costs.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the three months ended March 31, 2010 and 2009, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue, which includes charges on a transactional basis and support fees, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the aggregator or end user.  Radius provides operators with the “SMS Gateway,” which is the infrastructure acting as the intermediary between the mobile operators’ short-message service, or SMS, centers and the content providers’ mobile content applications.  Customers are the mobile operators’ fixed and mobile subscribers who utilize the content, which is the data ranging from entertainment to information to which customers can access and receive SMS.  Revenue is recognized based on the number of mobile terminating (“MT”) or transmitted messages from the SMS center and/or SMS Gateway to the cellular handset.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three months ended March 31, 2010 and 2009.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three months ended March 31, 2010 and 2009, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Business Combination

Acquisition of Solesys S.A.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. (“Solesys”) through the issuance of 28,944,723 shares of common stock of the Company with the fair value of $9.6 million.  The acquisition of Solesys, and its intellectual property in GSM – SMSC capabilities and location-based mobile service platform, broadens the Company’s technology solutions.

Intelligent has accounted for this transaction using the acquisition method required by Topic 805, Business Combinations.  The financial information for the three months ended March 31, 2010 reflects the financial statement of the combined results, effective from the date of acquisition.

A summary of the assets acquired and liabilities assumed, based on management’s assessment of their respective fair value as of the date of acquisition, is as follows:

Assets
Cash	$28,617
Accounts receivable	83,158
Due from related parties	411,954
Property and equipment	39,017
Intangible assets	9,623,318
Total assets	10,186,064

Liabilities
Accounts payable and accrued expenses	586,064
Total liabilities	586,064
Net assets acquired	$9,600,000

Unaudited pro forma results of the Company for the three months ended March 31, 2009, as if the acquisition occurred on January 1, 2009, after giving effect to certain acquisition accounting adjustments, are stated below.  No 2010 pro forma information is included in these pro forma disclosures since the operating results for the three months ended March 31, 2010 are not materially different from the historical operating results and the balance sheet at March 31, 2010 includes the accounts of the acquired subsidiary.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2009 to 3/31/2009	Solesys 1/1/2009 to 3/31/2009	Pro Forma
Revenue	$2,004,527	$ 77,838	$ 2,082,365
Net income (loss) for the period	(768,576)	(799,347)	(1,567,923)
Loss per share – basic and diluted	$(0.01)		$(0.02)

Note 3.  Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Furniture, computer equipment and software	$2,678,716	$2,509,238
Leasehold Improvements	57,072	48,736
Vehicle	130,071	54,094
	2,865,859	2,612,068
Less accumulated depreciation	(2,123,454)	(1,827,366)

Property and equipment, net	$742,405	$784,702

Depreciation expense for the three months ended March 31, 2010 and 2009, was $117,135 and $135,457, respectively

Note 4.  Intangibles Assets

Intangible assets consist primarily of intellectual property acquired in connection with Solesys, and customer and reseller relationships and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.

	March 31, 2010	December 31, 2009
Customer and reseller relationships	$1,331,551	$1,271,113
Supplier contracts	1,864,172	1,779,558
Intellectual property	9,384,503
	12,580,227	3,050,671
Less accumulated amortization	(2,113,592)	(1,013,380)

	$10,466,635	$2,037,291

Note 5.  Convertible Notes Payable

During the year ended December 31, 2009, the Company entered into agreements whereby $287,454 of amounts owing to an affiliated company controlled by a director of the Company were converted into three convertible promissory notes with interest of 6% per annum payable quarterly in arrears.  Each of the promissory notes is due 12 months after the advance of funds with a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The relative value of the beneficial conversion feature of these convertible notes payable was $50,725 and has been expensed during the year ended December 31, 2009.  The amounts and due dates of the individual convertible promissory notes are:

•	$63,925 due September 30, 2010

•	$121,343 due October 31, 2010

•	$102,186 due November 31, 2010

During the three months ended March 31, 2010 the Company entered into an agreement whereby $125,282, being the amount advanced during December 2009, was converted into a convertible promissory note with interest of 6% per annum payable quarterly in arrears.  The promissory note is due December 31, 2009 and has a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The relative value of the beneficial conversion feature of the convertible note payable was $22,109 and has been expensed during the three months ended March 31, 2010.

The Company issued a convertible promissory note in the amount of $1,500,000 as part of the consideration for the acquisition of the common shares of Radius in 2009.  Interest of 6% per annum is payable quarterly in arrears and the note is convertible into common shares of the Company with a conversion price equal to the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The convertible promissory note is payable as follows:

•	February 10, 2010 - $250,000

•	May 15, 2010 - $250,000

•	September 15, 2010 - $500,000

•	December 10, 2010 - $500,000

The payments due February 10 and May 15, 2010, are currently unpaid.

Note 6.  Related-Party Transactions

During the three months ended March 31, 2010 and 2009, the Company incurred consulting fees of $nil and $104,068, respectively, with a director of the Company.

During the three months ended March 31, 2010, an affiliated company advanced funds and services in the amount of $235,179 and is included in amounts due to stockholder.  During the three months ended March 31, 2010, a previous balance owing of $125,282 was converted into a convertible promissory note payable.

During the three months ended March 31, 2010 and 2009, the Company incurred consulting fees and related expenses to a company controlled by a former director of $nil and $25,200, respectively.

During the three months ended March 31, 2010 and 2009, the Company acquired services from two affiliated companies controlled by a former director and former officer of the Company in the amount of $nil and $78,817, respectively.

During the three months ended March 31, 2009, the Company acquired services from a former officer of the Company in the amount of $7,487.

During the three months ended March 31, 2009, the Company acquired services from a company controlled by a former officer of the Company in the amount of $618.

During the three months ended March 31, 2009, a former director of the Company advanced $16,260.

Note 7.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150 million shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of March 31, 2010, and December 31, 2009.

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

The application of the stock consolidation and forward-split has been shown retroactively for all periods presented in these consolidated financial statements.

During the three months ended March 31, 2010, the Company:

•	issued 2,400,000 shares of common stock for services received with a fair value of $1,140,000; and

•	issued 28,944,723 shares of common stock for the acquisition of all the outstanding shares of Solesys S.A. with a fair value of $9,600,000.

Stock Purchase Warrants

At March 31, 2010, the Company had reserved 7,784 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

44	$ 500.00	2011
40	575.00	2011
200	4,000.00	2012
2,500	0.22	2013
2,500	0.125	2013
2,500	0.125	2013

Pursuant to the second equity line of credit, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 2,640 shares of common stock.  There were no warrants issued or exercised during the three months ended March 31, 2010.

Note 8.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of March 31, 2010, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2007	675	$ 0.031
Options issued:
to a director on May 3, 2008, fair value of $33,047	804	0.001
to an employee on August 15, 2008, fair value of $14,180	1,365	0.020
to employees on August 15, 2008, fair value of $1,872	180	0.001
to an employee on December 8, 2008, fair value of $205	120	10.000
Outstanding at December 31, 2008	3,144
to an employee on May 1, 2009, fair value $96	120	0.002
options forfeited	(180)	6.66
options exercised	(2,772)	0.001
to employees on November 12, 2009, fair value of $92,117	681,750	0.293

Outstanding at December 31, 2009 and March 31, 2010	682,062	$ 0.293

The following table summarizes stock options outstanding at March 31, 2010:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2010	(Years)	2010	2010
$0.056	312	2.08	312	$ 159
0.293	681,750	4.58	326,250	166,388

During the three months ended March 31, 2010, no options were exercised or forfeited.

At March 31, 2010, 354,812 options were not exercisable.

At March 31, 2010, 682,062 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted in 2009 were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Compensation expense included in the statement of operations related to the fair value of options issued during the three months ended March 31, 2010 and 2009, is $nil and $nil, respectively.

Note 9.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line.  As at March 31, 2010, the Company is obligated to issue warrants to purchase 2,640 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $38,222 and $24,204, for the three months ended March 31, 2010 and 2009, respectively.  Future lease commitments are as follows:

2010           $67,633
2011           $44,380

Note 10.  Segment Information

The Company views its operations in three lines of business – (1) corporate and PIV; (2) mobile messaging; and (3) Solesys, which engages in the telecommunications industry.  The Company’s summary financial information by segment for the three months ended March 31, 2010 and 2009, as taken from the internal management reports, is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue
Corporate and PIV	$-	$-
Mobile messaging	2,422,914	2,004,527
Solesys	79,259	-
	$2,502,173	$2,004,527
Loss
Corporate and PIV	$(1,500,895)	$(383,305)
Mobile messaging	(515,393)	(385,271)
Solesys	(835,894)	-
	$(2,852,182)	$(768,576)
Assets
Corporate and PIV	$4,653	$108,047
Mobile messaging	5,393,566	5,686,475
Solesys	9,198,727	-
	$14,596,946	$5,794,522

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2010 and 2009, and our annual report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three months ended March 31, 2010, we acquired all of the outstanding shares of Solesys S.A.

In addition, on February 5, 2010, we effected a forward share-split of three shares for each share of our outstanding common stock.

Results of Operations

Comparison of the Three Months Ended March 31, 2010,
with the Three Months Ended March 31, 2009

Our gross revenue for the three-month period ended March 31, 2010, was $2,502,173, as compared to $2,004,527 for the respective three-month period ended March 31, 2009.  This is an increase of 24.8% and reflects an increase in our Radius division as well as revenues generated by our new Solesys division.

Our operating expenses for the three months ended March 31, 2010, were $3,247,545, as compared to $1,238,137 for the comparable period in 2009, an increase of 162.3%.  This reflects certain consulting costs of $1,140,000 and administrative costs for the Solesys division in the amount of $835,894.

Overall, we sustained a net loss of $2,852,182 for the three-month period ended March 31, 2010, as compared to a net loss of $768,576 in the corresponding period of the preceding year.

We had 36 full-time and two part-time employees as of March 31, 2010.

Segment Information

We view our operations in three lines of business – (1) corporate and PIV; (2) mobile messaging; and (3) Solesys, which engages in the telecommunications industry.  Our results of operation by segment for the three months ended March 31, 2010 and 2009, as taken from the internal management reports, are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue
Corporate and PIV	$-	$-
Mobile messaging	2,422,914	2,004,527
Solesys	79,259	-
	$2,502,173	$2,004,527
Loss
Corporate and PIV	$(1,500,895)	$(383,305)
Mobile messaging	(515,393)	(385,271)
Solesys	(835,894)	-
	$(2,852,182)	$(768,576)

Liquidity and Capital Resources

As of March 31, 2010, our current assets were $3,387,906, as compared to $2,767,626 at December 31, 2009.  As of March 31, 2010, our current liabilities were $7,515,822, as compared to $6,250,025 at December 31, 2009.  Operating activities used net cash of $324,074 for the three months ended March 31, 2010, as compared to providing net cash of $167,430 for the nine months ended March 31, 2009.

No cash was spent on investing activities during the three months ended March 31, 2010 or 2009.

Net cash of $250,214 provided by financing activities during the three months ended March 31, 2010, consists of net advances from an affiliated company of $221,737 and repayment of advances to employees of $28,477.  These are compared to net cash provided by financing activities of $94,986 during the comparable three-month period ended March 31, 2009, which consisted of net proceeds from equity lines of credit of $70,000 and an advance from a director of $24,986.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended December 31, 2009, have continued during the three-month period ended March 31, 2010, and are as follows:

(i)
Lack of independent directors for our board and audit committee.  We currently have one independent director on our board, which is comprised of three directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the three-month period ended March 31, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Registrant

Intelligent Communication Enterprise Corporation

Date: May 20, 2010	By:	/s/ Luther L. Jao
Luther L. Jao, President and
Chief Executive Officer

Date: May 20, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer