Form 10-Q
period 2010-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-08-23
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2010, the issuer had one class of common stock, with a par value of $0.0001, of which 86,375,841 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at June 30, 2010, and
	December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2010 and 2009	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Six Months Ended June 30, 2010	5
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T:	Controls and Procedures	22

	PART II—OTHER INFORMATION

Item 6:	Exhibits	23

	Signatures	24

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(unaudited)
	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$671,951	$620,412
Restricted cash	134,266	152,392
Accounts receivable, net	1,835,978	1,782,553
Receivable from employees	359,420	-
Prepaid expenses and deposits	93,075	198,161
Note receivable	500,000	-
Income taxes receivable	10,197	14,108
Total current assets	3,604,887	2,767,626

Property and equipment, net	590,242	784,702
Intangible assets, net	6,407,188	2,037,291

Total assets	$10,602,317	$5,589,619

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,770,667	$2,296,860
Accrued expenses	1,042,584	1,166,916
Accrued compensation	99,511	6,996
Customer deposits and deferred revenue	130,273	459,386
Amounts due to stockholder	722,735	515,061
Promissory note	17,352	17,352
Convertible notes payable, net of discounts	1,912,736	1,787,454
Total current liabilities	6,695,858	6,250,025

Stockholders' Equity (Deficit)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2009 - nil shares)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 86,375,841 shares
(2009 - 62,381,118 shares)	8,638	6,239
Additional paid in capital	23,708,312	15,353,102
Deficit	(19,716,562)	(15,955,706)
Accumulated other comprehensive gain (loss)	(93,929)	(64,041)
Total stockholders' equity (deficit)	3,906,459	(660,406)
Total liabilities and stockholders' equity (deficit)	$10,602,317	$5,589,619

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three and six months ended June 30, 2010 and 2009
(unaudited)
	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009

Revenue	$1,860,367	$1,887,054	$4,362,540	$3,891,581

Cost of revenue	1,690,127	1,360,544	3,747,004	2,816,325
Gross margin	170,240	526,510	615,536	1,075,256

Expenses:
General and administrative	1,051,357	1,108,177	4,298,902	2,318,330
Research and development	-	6,034	-	34,018
	1,051,357	1,114,211	4,298,902	2,352,348

Other income and expense:
Interest expense	(1,112)	(44,114)	(2,491)	(46,541)
Interest expense - related parties	(26,445)	(14,327)	(74,999)	(91,085)
	(27,557)	(58,441)	(77,490)	(137,626)

Net loss for the period	$(908,674)	$(646,142)	$(3,760,856)	$(1,414,718)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of shares
outstanding	86,244,303	54,832,239	83,123,827	54,723,752

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
For the periods ended June 30, 2010 and December 31, 2009
(unaudited)
	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Gain (Loss)	Equity (Deficit)

Balance December 31, 2008	338,139	$33	$10,826,627	$(12,249,581)	$25,332	$(1,397,589)
Net loss	-	-	-	(3,706,125)	-	(3,706,125)
Foreign currency translations	-	-	-	-	(89,373)	(89,373)
Comprehensive loss						(3,795,498)
Adjust for shares issued on 2008 reverse split	192	-	-	-	-	-
Adjust for shares issued on 2009 reverse split	20,605	2	(2)	-	-	-
Conversion of equity lines of credit	1,047,459	105	7,544	-	-	417,649
Common stock issued for services	498,000	50	212,950	-	-	213,000
Common stock issued for settlement of debt	3,125,060	313	941,571	-	-	941,884
Common stock issued for conversion of convertible
notes payable	3,093,576	309	408,035	-	-	408,344
Common stock issued for acquisition of subsidiary	54,255,318	5,426	2,403,408	-	-	2,408,834
Common stock issued for exercise of options	2,769	1	31	-	-	32
Options issued to related party for services	-	-	92,213	-	-	92,213
Beneficial conversion feature of convertible notes
payable	-	-	50,725	-	-	50,725
Balance December 31, 2009	62,381,118	$6,239	$15,353,102	$(15,955,706)	$(64,041)	$(660,406)

Net loss	-	-	-	(3,760,856)	-	(3,760,856)
Foreign currency translations	-	-	-	-	(29,888)	(29,888)
Comprehensive loss						(3,790,744)
Common stock issued for services provided
- during the three months ended March 31, 2010	2,400,000	240	1,139,760	-	-	1,140,000
- during the three months ended June 30, 2010	210,000	21	102,879	-	-	102,900
Common stock issued for acquisition of subsidiary	21,384,723	2,138	7,090,462	-	-	7,092,600
Beneficial conversion feature of convertible note
payable	-	-	22,109	-	-	22,109
Balance June 30, 2010	86,375,841	$8,638	$23,708,312	$(19,716,562)	$(93,929)	$3,906,459

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(unaudited)
	2010	2009
Cash provided by (used in):

Operating activities:
Net loss for the period	$(3,760,856)	$(1,414,718)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	232,410	269,786
Amortization of intangible assets	1,100,729	484,462
Equity line of credit discount	-	22,942
Commissions paid on equity line of credit	-	60,000
Common Stock issued for services	1,242,900	-
Amortization of debt discounts and beneficial conversion
of convertible loans	22,109	46,383
Changes in operating assets and liabilities
net of effects of acquisitions and disposals:
Accounts receivable	18,018	411,415
Prepaid expenses and deposits	116,801	(259,262)
Accounts payable	1,226,066	(696,931)
Accrued expenses	(269,738)	227,691
Customer deposits and revenue in advance	(329,113)	91,923
Accrued compensation	92,515	188,286
Income taxes receivable	3,911	232
Net cash used in operating activities	(304,248)	(567,791)

Investing activities:
Proceeds from disposal of fixed assets, net	12,076
Cash component upon acquisition, net	22,173	677,250
Decrease (Increase) in restricted cash	18,126	(187,373)
Net cash provided by investing activities	52,375	489,877

Financing activities:
Proceeds from equity lines of credit, net of commissions	-	80,000
Proceeds from advance from directors	-	295,365
Repayment of advances to employees	52,534	-
Proceeds from advance from affiliated company	332,957	-
Net cash provided by financing activities	385,491	375,365

Increase in cash during the period	201,475	297,451
Foreign exchange effect on cash	(82,079)	(15,054)

Cash at beginning of the period	620,412	14,138

Cash at end of the period	$671,951	$296,535

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2010 and 2009
(unaudited)

Supplementary Information:

	2010	2009

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:

Common stock converted for settlement of
equity lines of credit	-	67,298
Common stock issued for acquisition of subsidiary	7,092,600	-
Common stock issued for services	1,242,900	-
Sale of shares of Radius-ED Ltd. for note receivable	500,000	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in three business segments – iCEmms or Mobile Messaging Services, iCEsync or Multimedia Solutions to Mobile Communities, and iCEmat or Mobile Authentication Technologies.

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009.  As such, the comparative financial information for the three and six months ended June 30, 2009, reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 21,384,723 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method required by Topic 805, Business Combinations.

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of June 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2009 consolidated financial statements have been restated to include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries, Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, Radius-ED Sdn. Bhd., and Radius-ED Inc.  For 2010, the consolidated financial statements include Mobiclear Ltd., Mobiclear Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Sdn. Bhd, and Solesys S.A. Operations of Radius-ED Limited and Radius-ED Inc. have been included up to the time of divestiture.  All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from provision of mobile-messaging services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $58,102 at June 30, 2010.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At June 30, 2010, two customers accounted for 50% of the net accounts receivable balance.

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

Property and Equipment

Property and equipment primarily consist of furniture, computer equipment and software, vehicles, and leasehold improvements that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and vehicles, seven years; computer equipment, five years; computer equipment and software, three years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years.  Repairs and maintenance are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of three years.  As of June 30, 2010, amortization expense was $1,100,729 and accumulated amortization was $2,188,790.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the six months ended June 30, 2010, the Company did not capitalize any software costs.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the six months ended June 30, 2010 and 2009, no potential impairment losses related to the Company’s long-lived assets were identified.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three and six months ended June 30, 2010 and 2009.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and six months ended June 30, 2010 and 2009, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Business Combination

Acquisition of Solesys S.A.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. (“Solesys”) through the issuance of 28,944,723 shares of common stock of the Company with a fair value of $9.6 million. Subsequently share consideration has been reduced to 21,384,723 shares of common stock of the Company with the fair value of $7,092,600.  The fair value of intangible assets has been reduced by $2,602,155 from that previously reported. There has been no material effect on operations as a result of this adjustment. The acquisition of Solesys broadens the Company’s technology solutions.

Intelligent has accounted for this transaction using the acquisition method required by Topic 805, Business Combinations.  The financial information for the three and six months ended June 30, 2010, reflects the financial statement of the combined results, effective from January 1, 2010.

A summary of the assets and liabilities acquired, based on management’s assessment of their respective fair value as of the date of acquisition as adjusted, is as follows:

Assets
Cash	$28,617
Accounts receivable	83,158
Due from related parties	411,954
Property and equipment	39,017
Intangible assets, as adjusted	7,115,918
Total assets, as adjusted	7,678,664

Liabilities
Accounts payable and accrued expenses	586,064
Total liabilities	586,064
Net assets acquired, as adjusted	$7,092,600

Unaudited pro forma results of the Company for the six months ended June 30, 2009, as if the acquisition occurred on January 1, 2009, after giving effect to certain acquisition accounting adjustments, are stated below.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2009 to 6/30/2009	Solesys 1/1/2009 to 6/30/2009	Pro Forma
Revenue	$3,891,581	$ 155,676	$ 4,047,257
Net income (loss) for the period	(1,414,718)	(1,110,028)	(2,524,746)
Loss per share – basic and diluted	$(0.03)		$(0.02)

Note 3.  Note Receivable

During the six months ended June 30, 2010, the Company undertook an internal reorganization of its operations and restructuring of certain tangible and intangible assets.  Following this internal reorganization, effective June 11, 2010, the Company sold 100% of the shares of Radius-ED Limited and Radius-ED Inc. to a third party in exchange for a note receivable of $500,000.  Assets remaining in the entities sold consisted of a processing license and a portion of the Company’s customer list and supplier relationships.  Liabilities remaining in the entities sold consisted of accounts payable and accrued expenses of $1,097,149.  This sale did not result in a material gain or loss.

The consolidated statement of operations for the three and six months ended June 30, 2010, includes the results of Radius-ED Ltd. and Radius-ED Inc.

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Furniture, computer equipment, and software	$2,656,523	$2,509,238
Leasehold improvements	46,041	48,736
Vehicle	23,590	54,094
	2,726,154	2,612,068
Less accumulated depreciation	(2,135,912)	(1,827,366)

Property and equipment, net	$590,242	$784,702

Depreciation expense for the six months ended June 30, 2010 and 2009, was $232,410 and $269,535, respectively.

Note 5.  Intangible Assets

Intangible assets consist primarily of intellectual property, customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit:

	June 30, 2010	December 31, 2009
Customer and reseller relationships	$682,236	$1,271,113
Supplier contracts	1,108,884	1,779,558
Intellectual property	6,804,858
	8,595,978	3,050,671
Less accumulated amortization	(2,188,790)	(1,013,380)

Intangible assets, net	$6,407,188	$2,037,291

Amortization expense for the six months ended June 30, 2010 and 2009, was $1,100,729 and $484,462, respectively.

Note 6.  Convertible Notes Payable

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

During the six months ended June 30, 2010, the Company entered into an agreement whereby $125,282 was converted into a convertible promissory note with interest of 6% per annum, payable quarterly, in arrears.  The promissory note is due 12 months after the advance of funds with a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The relative value of the beneficial conversion feature of the convertible note payable was $22,109 and has been expensed during the six months ended June 30, 2010.  This convertible promissory note is due December 31, 2010.

The Company issued a convertible promissory note in the amount of $1,500,000 as part of the consideration for the acquisition of the common shares of Radius.  Interest of 6% per annum is payable quarterly in arrears, and the note is convertible into common shares of the Company with a conversion price equal to the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.  The convertible promissory note is payable as follows:

•	February 10, 2010 - $250,000

•	May 15, 2010 - $250,000

•	September 15, 2010 - $500,000

•	December 10, 2010 - $500,000

The payments due February 10 and May 15, 2010, are currently unpaid.

Note 7.  Related-Party Transactions

During the six months ended June 30, 2010 and 2009, the Company incurred consulting fees of $nil and $180,574, respectively, with a director of the Company.

During the six months ended June 30, 2010, an affiliated company advanced net funds and services in the amount of $332,957, which is included in amounts due to stockholder.  During the six months ended June 30, 2010, a previous balance owing of $125,282 was converted into a promissory note payable.

During the six months ended June 30, 2010 and 2009, the Company incurred consulting fees and related expenses to a company controlled by a former director of $nil and $50,400, respectively.

During the six months ended June 30, 2010 and 2009, the Company acquired services from two affiliated companies controlled by a former director and former officer of the Company in the amount of $nil and $52,255, respectively.

During the six months ended June 30, 2009, the Company acquired services from a former officer of the Company in the amount of $7,599.

During the six months ended June 30, 2010 and 2009, the Company acquired services from a company controlled by a former officer of the Company in the amount of $nil and $618.

During the six months ended June 30, 2009, a former director of the Company advanced $26,260.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150 million shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2010, and December 31, 2009.

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

The application of the stock consolidation and forward-split has been shown retroactively in these consolidated financial statements.

During the six months ended June 30, 2010, the Company:

•	issued 2,400,000 shares of common stock for services received with a fair value of $1,140,000;

•	issued 21,384,723 shares of common stock, as adjusted, for the acquisition of all the outstanding shares of Solesys S.A. with a fair value of $7,092,600; and

•	issued 210,000 shares of common stock for services received with a fair value of $102,900.

Stock Purchase Warrants

At June 30, 2010, the Company had reserved 7,784 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

44	$ 500.00	2011
40	575.00	2011
200	4,000.00	2012
2,500	0.22	2013
2,500	0.125	2013
2,500	0.125	2013

Pursuant to financing agreement entered into in February 2008, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 2,640 shares of common stock.  There were no warrants issued or exercised during the six months ended June 30, 2010.

Note 9.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of June 30, 2010, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2007	675	$ 0.031
Options issued:
to a director on May 3, 2008, fair value of $33,047	804	0.001
to an employee on August 15, 2008, fair value of $14,180	1,365	0.020
to employees on August 15, 2008, fair value of $1,872	180	0.001
to an employee on December 8, 2008, fair value of $205	120	10.000
Outstanding at December 31, 2008	3,144
to an employee on May 1, 2009, fair value $96	120	0.002
options forfeited	(180)	6.66
options exercised	(2,772)	0.001
to employees on November 12, 2009, fair value of $92,117	681,750	0.293

Outstanding at December 31, 2009 and June 30, 2010	682,062	$ 0.293

The following table summarizes stock options outstanding at June 30, 2010:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2010	(Years)	2010	2010
$0.056	312	1.83	312	$ 168
0.293	681,750	4.33	326,250	176,175

During the six months ended June 30, 2010, no options were exercised or forfeited.

At June 30, 2010, 354,812 options were not exercisable.

At June 30, 2010, 682,062 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted in 2009 were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Compensation expense included in the statement of operations related to the fair value of options issued during the six months ended June 30, 2010 and 2009, is $nil and $nil, respectively.

Note 10.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line.  As at June 30, 2010, the Company is obligated to issue warrants to purchase 2,640 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $38,236 and $86,657, for the three and six months ended June 30, 2010, and $30,452 and $57,283 for the three and six months ended June 30, 2009, respectively.  Future lease commitments are as follows:

2010           $44,878
2011           $46,678

Note 11.  Segment Information

The Company views its operations in three lines of business – (1) corporate and iCEmms or Mobile Messaging Services; (2) iCEsync or Multimedia Solutions to Mobile Communities; and (3) iCEmat or Mobile Authentication Technologies.  The Company’s summary financial information by segment for the three and six months ended June 30, 2010 and 2009, as taken from the internal management reports, is as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue
Corporate and iCEmat	$ -	$	$ -	$ -
iCEmms	1,860,367	1,887,054	4,285,152	3,891,581
iCEsync			77,388	-
	$ 1,860,367	$ 1,887,054	$ 4,362,540	$ 3,891,581
Loss
Corporate and iCEmat	(36,620)	(275,618)	$ (1,014,856)	$ (658,923)
iCEmms	(499,463)	(370,524)	(1,567,063)	(755,795)
iCEsync	(372,591)		(1,208,485)	-
	$ (908,674)	$ (646,142)	$ (3,760,856)	$ (1,414,718)
Assets
Corporate and iCEmat			$ 503,817	$ 50,082
iCEmms			3,865,165	5,243,924
iCEsync			6,233,335	-
			$ 10,602,317	$ 5,294,006

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009, and our annual report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three and six months ended June 30, 2010, we acquired all of the outstanding shares of Solesys S.A.  We also completed an internal restructuring and disposed of the Radius-ED Limited and Radius-ED Inc. subsidiaries, which were no longer part of our core business.

In addition, on February 5, 2010, we effected a forward share-split of three shares for each share of our outstanding common stock.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010,
with the Three and Six Months Ended June 30, 2009

Our gross revenue for the three and six-month period ended June 30, 2010, was $1,860,367 and $4,362,540, as compared to $1,887,054 and $3,891,581 for the respective three- and six-month periods ended June 30, 2009.  This is a decrease of 1.4% for the three months ended June 30, 2010, and an increase of 12.1% for the six-month period.  This reflects an overall slight increase in our Radius division.  Our internal reorganization resulted in a short-term reduction in our gross profit percentage to 9.2% and 14.1% for the three and six months ended June 30, 2010, as compared to 27.95 and 27.6% for comparable periods ended June 30, 2009.

Our operating expenses for the three and six months ended June 30, 2010, were $1,051,357 and $4,298,902, as compared to $1,114,211 and $2,352,348 for the comparable periods ended June 30, 2009, a decrease of 5.6% for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, and an increase of 82.7% for the respective six-month periods.  This reflects certain one-time consulting costs of $1,140,000 and amortization of intangible assets related to the Solesys acquisition in the amount of $1,136,646.

Overall, we sustained a net loss of $908,674 and $3,760,856 for the three- and six-month periods ended June 30, 2010, as compared to a net loss of $646,142 and $1,414,718 in the corresponding periods of the preceding year.

We had 29 full-time employees and one part-time employee as of June 30, 2010.

Segment Information

We view our operations in three lines of business – (1) corporate and iCEmms or Mobile Messaging Services; (2) iCEsync or Multimedia Solutions to Mobile Communities; and (3) iCEmat or Mobile Authentication Technologies.  Our results of operation by segment for the three and six months ended June 30, 2010 and 2009, as taken from the internal management reports, are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue
Corporate and iCEmat	$ -	$	$ -	$ -
iCEmms	1,860,367	1,887,054	4,285,152	3,891,581
iCEsync			77,388	-
	$ 1,860,367	$ 1,887,054	$ 4,362,540	$ 3,891,581
Loss
Corporate and iCEmat	$ 36,620)	$ (275,618)	$ (1,014,856)	$ (658,923)
iCEmms	(499,463)	(370,524)	(1,567,063)	(755,795)
iCEsync	(372,591)		(1,208,485)	-
	$ (908,674)	$ (646,142)	$ (3,760,856)	$ (1,414,718)

Liquidity and Capital Resources

As of June 30, 2010, our current assets were $3,604,887, as compared to $2,767,626 at December 31, 2009.  As of June 30, 2010, our current liabilities were $6,695,858, as compared to $6,250,025 at December 31, 2009.  Operating activities used net cash of $304,248 for the six months ended June 30, 2010, as compared to using net cash of $567,791 for the six months ended June 30, 2009.

No cash was spent on investing activities during the six months ended June 30, 2010 or 2009.

Net cash of $385,491 was provided by financing activities during the six months ended June 30, 2010, consisting of net advances from an affiliated company of $332,957 and repayment of advances to employees of $52,534.  These are compared to net cash provided by financing activities of $375,365 during the comparable six-month period ended June 30, 2009, which consisted of net proceeds from equity lines of credit of $80,000 and an advance from directors of $295,365.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended December 31, 2009, have continued during the three-month period ended June 30, 2010, and are as follows:

(i)
Lack of independent directors for our board and audit committee.  We currently have two independent directors on our board, which is comprised of four directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the three-month period ended June 30, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.03	Sale and Purchase Agreement between Intelligent Communication Enterprise Corporation and Power Centre Holdings Limited dated June 11, 2010	Incorporated by reference from the current report on Form 8-K filed June 17, 2010

Item 10	Material Contracts
10.25	Employment Agreement between Intelligent Communication Enterprise Corporation and Sarocha Hatthasakul dated May 25, 2010	Incorporated by reference from the current report on Form 8-K filed June 1, 2010

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached
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

Registrant

Intelligent Communication Enterprise Corporation

Date: August 23, 2010	By:	/s/ Luther L. Jao
Luther L. Jao, President and
Chief Executive Officer

Date: August 23, 2010	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer