Form 10-Q
period 2010-09-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-11-22
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2010, the issuer had one class of common stock, with a par value of $0.0001, of which 91,431,874 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at September 30, 2010, and
	December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2010 and 2009	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Loss for the Nine Months Ended September 30, 2010	5
	and the year ended December 31, 2009
	Unaudited Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T:	Controls and Procedures	22

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	23

Item 6:	Exhibits	24

	Signatures	25

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(unaudited)
	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$357,888	$620,412
Restricted cash	134,266	152,392
Accounts receivable, net	1,070,421	1,782,553
Prepaid expenses and deposits	129,464	198,161
Note receivable	500,000	-
Income taxes receivable	10,737	14,108
Total current assets	2,202,776	2,767,626

Property and equipment, net	513,892	784,702
Intangible assets, net	5,920,541	2,037,291

Total assets	$8,637,209	$5,589,619

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,159,317	$2,296,860
Accrued expenses	981,848	1,166,916
Accrued compensation	76,943	6,996
Customer deposits and deferred revenue	199,902	459,386
Amounts due to stockholder	342,576	515,061
Promissory note	17,352	17,352
Convertible notes payable, net of discounts	-	1,787,454
Total current liabilities	3,777,938	6,250,025

Stockholders' Equity (Deficit)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2009 - nil shares)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 91,431,874 shares
(2009 - 62,381,118 shares)	9,143	6,239
Additional paid-in capital	26,154,641	15,353,102
Deficit	(21,415,242)	(15,955,706)
Accumulated other comprehensive gain (loss)	110,729	(64,041)
Total stockholders' equity (deficit)	4,859,271	(660,406)
Total liabilities and stockholders' equity (deficit)	$8,637,209	$5,589,619

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2010 and 2009
(unaudited)
	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Revenue	$2,113,478	$2,817,865	$6,476,018	$6,709,446

Cost of revenue	1,693,153	2,129,269	5,440,157	4,945,594
Gross margin	420,325	688,596	1,035,861	1,763,852

Expenses:
General and administrative	2,043,059	969,883	6,341,961	3,288,213
Research and development	-	1,489	-	35,507
	2,043,059	971,372	6,341,961	3,323,720

Other income and expense:
Interest income	941	8,249	941	8,249
Interest expense	(4,417)	(8,322)	(6,908)	(54,863)
Interest expense - related parties	(72,470)	(39,611)	(147,469)	(130,696)
	(75,946)	(39,684)	(153,436)	(177,310)

Net loss for the period	$(1,698,680)	$(322,460)	$(5,459,536)	$(1,737,178)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of shares outstanding	88,486,854	55,154,407	84,904,994	54,868,881

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
(formerly Mobiclear Inc.)

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Periods Ended September 30, 2010 and December 31, 2009
(unaudited)
	Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balance December 31, 2008	338,139	$33	$10,826,627	$(12,249,581)	$25,332	$(1,397,589)
Net loss	-	-	-	(3,706,125)	-	(3,706,125)
Foreign currency translations	-	-	-	-	(89,373)	(89,373)
Comprehensive loss						(3,795,498)
Adjust for shares issued on 2008 reverse split	192	-	-	-	-	-
Adjust for shares issued on 2009 reverse split	20,605	2	(2)	-	-	-
Conversion of equity lines of credit	1,047,459	105	417,544	-	-	417,649
Common stock issued for services	498,000	50	212,950	-	-	213,000
Common stock issued for settlement of debt	3,125,060	313	941,571	-	-	941,884
Common stock issued for conversion of convertible notes payable	3,093,576	309	408,035	-	-	408,344
Common stock issued for acquisition of subsidiary	54,255,318	5,426	2,403,408	-	-	2,408,834
Common stock issued for exercise of options	2,769	1	31	-	-	32
Options issued to related party for services	-	-	92,213	-	-	92,213
Beneficial conversion feature of convertible notes payable	-	-	50,725	-	-	50,725
Balance December 31, 2009	62,381,118	$6,239	$15,353,102	$(15,955,706)	$(64,041)	$(660,406)

Net loss	-	-	-	(5,459,536)	-	(5,459,536)
Foreign currency translations	-	-	-	-	174,770	174,770
Comprehensive loss						(5,284,766)
Common stock issued for services provided
- during the three months ended March 31, 2010	2,400,000	240	1,139,760	-	-	1,140,000
- during the three months ended June 30, 2010	210,000	21	102,879	-	-	102,900
Common stock issued for acquisition of subsidiary	21,384,723	2,138	7,090,462	-	-	7,092,600
Common stock issued for conversion of convertible notes payable	4,163,402	416	2,000,995	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	892,631	89	445,334	-	-	445,423
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance September 30, 2010	91,431,874	$9,143	$26,154,641	$(21,415,242)	$110,729	$4,859,271

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)
	2010	2009
Cash provided by (used in):

Operating activities:
Net loss for the period	$(5,459,536)	$(1,737,178)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	373,482	342,049
Amortization of intangible assets	1,867,058	794,506
Equity line of credit discount	-	22,942
Commissions paid on equity line of credit	-	60,000
Common Stock issued for services	1,242,900	-
Amortization of debt discounts and beneficial conversion
of convertible loans	22,109	46,383
Changes in operating assets and liabilities
net of effects of acquisitions and disposals:
Accounts receivable	783,575	(104,682)
Receivable from employees	411,954	-
Prepaid expenses and deposits	80,412	(238,450)
Accounts payable	614,716	(780,127)
Accrued expenses	(330,474)	776,647
Customer deposits and revenue in advance	(259,484)	104,680
Accrued compensation	69,947	159,632
Income taxes receivable	3,371	(25)
Net cash used in operating activities	(579,970)	(553,623)

Investing activities:
(Purchase of) proceeds from sale of fixed assets, net	(23,632)	830
Cash component upon acquisition, net	22,173	677,250
Decrease (Increase) in restricted cash	18,126	(149,708)
Net cash provided by investing activities	16,667	527,542

Financing activities:
Proceeds from exercise of options	-	32
Proceeds from equity lines of credit, net of commissions	-	80,000
Proceeds from advance from directors	-	299,390
Proceeds from advance from affiliated company	398,220	63,935
Net cash provided by financing activities	398,220	443,357

Increase (decrease) in cash during the period	(165,083)	417,276
Foreign exchange effect on cash	(97,441)	6,474

Cash at beginning of the period	620,412	14,138

Cash at end of the period	$357,888	$437,888

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2010 and 2009
(unaudited)

Supplementary Information:

	2010	2009

Interest paid	$-	$98
Income taxes paid	-	-

Non-cash transactions:

Convertible note payable issued for settlement of accounts payable,
accrued expenses, advances to related parties	-	829,187
Common stock converted for settlement of
equity lines of credit	-	417,649
Common stock issued for acquisition of subsidiary	7,092,600	-
Common stock issued for services	1,242,900	-
Sale of shares of Radius-ED Ltd. for note receivable	500,000	-
Common stock issued for conversion of convertible notes payable	2,001,411	-
Common stock issued for settlement of amounts due to stockholder	445,423	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in three business segments – iCEmms (mobile messaging services), iCEsync (multimedia solutions to mobile communities), and iCEmat (mobile authentication technologies).

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009.  As such, the comparative financial information for the three and nine months ended September 30, 2009, reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 21,384,723 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method required by FASB Topic 805, Business Combinations.

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of September 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2009 consolidated financial statements have been restated to include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries, Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, Radius-ED Sdn. Bhd., and Radius-ED Inc.  For 2010, the consolidated financial statements include Mobiclear Ltd., Mobiclear Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Sdn. Bhd, Solesys S.A., and Intelligent Communication Enterprise Pte. Ltd.  Operations of Radius-ED Limited and Radius-ED Inc. have been included up to the time of divestiture.  All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from provision of mobile-messaging services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $223,339 at September 30, 2010.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At September 30, 2010, one customer accounted for 32% of the net accounts receivable balance.

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

Property and Equipment

Property and equipment primarily consist of furniture, computer equipment and software, vehicles, and leasehold improvements that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and vehicles, seven years; computer equipment, five years; computer software, three years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using the straight-line method over three years.  Repairs and maintenance are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of three years.  As of September 30, 2010, amortization expense was $1,867,058 and accumulated amortization was $2,938,295.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the nine months ended September 30, 2010, the Company capitalized $42,916 of software development costs.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the nine months ended September 30, 2010 and 2009, no potential impairment losses related to the Company’s long-lived assets were identified.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three and nine months ended September 30, 2010 and 2009.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and nine months ended September 30, 2010 and 2009, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Business Combination

Acquisition of Solesys S.A.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. (“Solesys”) in a purchase agreement that required the issuance of 28,944,723 shares of common stock of the Company with a fair value of $9.6 million The Company has not completed its original recognition and measurement of the value for all the intangible assets it acquired in this transaction.  Subsequent to the acquisition, the Company has determined that not all of the assets expected to be received were effectively delivered by the seller, including the Company’s determination of a breach of certain provisions of the agreement on the part of the seller.  As a result of this determination, the consideration the Company has transferred to the seller has been reduced by 7,560,000 shares, or $2,602,155, based on the fair value of those shares.  The total purchase price the Company has transferred to the seller is 21,384,723 shares of common stock of the Company, with a fair value of $7,092,600.

As a result of these revisions to the original purchase transaction, the Company may be required to record a loss for any impairment of any intangible assets it expected to receive and to which value was assigned.  That loss could be as much as the reduced consideration of $2.6 million, or more.  Further, the Company may be required to recognize a gain for the amount of consideration that it will not be required to transfer of up to $2.6 million.  At this time, the Company is unable to determine the amount of any such impairment loss or any such gain.  Nor is the Company able to determine if these amounts will effectively offset.

For purposes of accounting for this period, the fair value of intangible assets has been reduced by $2,602,155 from that previously reported.  There has been no material effect on operations as a result of this adjustment.  The acquisition of Solesys broadens the Company’s technology solutions.

The financial information for the three and nine months ended September 30, 2010, reflects the financial results of the combined entities, effective from January 1, 2010.

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

Unaudited pro forma results of the Company for the nine months ended September 30, 2009, as if the acquisition occurred on January 1, 2009, after giving effect to certain acquisition accounting adjustments, are stated below.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2009 to 9/30/2009	Solesys 1/1/2009 to 9/30/2009	Pro Forma
Revenue	$6,709,446	$ 235,514	$ 6,944,960
Net income (loss) for the period	(1,737,178)	(2,606,150)	(4,343,328)
Loss per share – basic and diluted	$(0.03)		$(0.06)

Note 3.  Note Receivable

During the nine months ended September 30, 2010, the Company undertook an internal reorganization of its operations and restructuring of certain tangible and intangible assets.  Following this internal reorganization, effective June 11, 2010, the Company sold 100% of the shares of Radius-ED Limited and Radius-ED Inc. to a third party in exchange for a note receivable of $500,000.  Assets remaining in the entities sold consisted of a processing license and a portion of the Company’s customer list and supplier relationships.  Liabilities remaining in the entities sold consisted of accounts payable and accrued expenses of $1,097,149.  This sale did not result in a material gain or loss.

The consolidated statement of operations for the nine months ended September 30, 2010, includes the results of Radius-ED Ltd. and Radius-ED Inc. through the date of the sale.

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Furniture, computer equipment, and software	$2,804,177	$2,509,238
Leasehold improvements	48,476	48,736
Vehicle	26,221	54,094
	2,878,874	2,612,068
Less accumulated depreciation	(2,364,982)	(1,827,366)

Property and equipment, net	$513,892	$784,702

Depreciation expense for the nine months ended September 30, 2010 and 2009, was $373,482 and $342,049, respectively.

Note 5.  Intangible Assets, net

Intangible assets consist primarily of intellectual property, customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit:

	September 30, 2010	December 31, 2009
Customer and reseller relationships	$682,236	$1,271,113
Supplier contracts	1,108,884	1,779,558
Intellectual property	7,067,716
	8,858,836	3,050,671
Less accumulated amortization	(2,938,295)	(1,013,380)

Intangible assets, net	$5,920,541	$2,037,291

Amortization expense for the nine months ended September 30, 2010 and 2009, was $1,867,058 and $794,506, respectively.

Note 6.  Convertible Notes Payable

During the nine months ended September 20, 2010, $1,912,736 of convertible promissory notes and $88,675 of related accrued interest payable were converted into 4,163,402 fully paid and nonassessable shares of common stock of the Company.

Note 7.  Related-Party Transactions

During the nine months ended September 30, 2010 and 2009, the Company incurred consulting fees of $nil and $203,665, respectively, with a director of the Company.

During the nine months ended September 30, 2010, an affiliated company advanced net funds and services in the amount of $639,606, and $63,925 during the nine months ended September 30, 2009, of which $194,183 is included in amounts due to stockholder.  During the nine months ended September 30, 2010, a previous balance owing of $125,282 was converted into a promissory note payable and $445,423 was settled through conversion to 892,631 shares of common stock.

During the nine months ended September 30, 2010 and 2009, the Company incurred consulting fees and related expenses to a company controlled by a former director of $nil and $50,400, respectively.

During the nine months ended September 30, 2010 and 2009, the Company acquired services from two affiliated companies controlled by a former director and former officer of the Company in the amount of $nil and $52,255, respectively.

During the nine months ended September 30, 2009, the Company acquired services from a former officer of the Company in the amount of $7,599.

During the nine months ended September 30, 2010 and 2009, the Company acquired services from a company controlled by a former officer of the Company in the amount of $nil and $618, respectively.

During the nine months ended September 30, 2009, a former director of the Company advanced $26,260.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150 million shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of September 30, 2010, and December 31, 2009.

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

The application of the stock consolidation and forward-split has been shown retroactively in these consolidated financial statements.

During the nine months ended September 30, 2010, the Company:

•	issued 2,400,000 shares of common stock for services received with a fair value of $1,140,000;

•	issued 21,384,723 shares of common stock, as adjusted, for the acquisition of all the outstanding shares of Solesys S.A. with a fair value of $7,092,600;

•	issued 210,000 shares of common stock for services received with a fair value of $102,900;

•	issued 4,163,402 shares of common stock for convertible promissory notes in the amount of $1,912,736 and accrued interest in the amount of $88,675; and

•	issued 892,631 shares of common stock in settlement of $445,423 due to a stockholder.

Stock Purchase Warrants

At September 30, 2010, the Company had reserved 7,784 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

44	$ 500.00	2011
40	575.00	2011
200	4,000.00	2012
2,500	0.22	2013
2,500	0.125	2013
2,500	0.125	2013

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 2,640 shares of common stock.  There were no warrants issued or exercised during the nine months ended September 30, 2010.

Note 9.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of September 30, 2010, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2007	675	$ 0.031
Options issued:
to a director on May 3, 2008, fair value of $33,047	804	0.001
to an employee on August 15, 2008, fair value of $14,180	1,365	0.020
to employees on August 15, 2008, fair value of $1,872	180	0.001
to an employee on December 8, 2008, fair value of $205	120	10.000
Outstanding at December 31, 2008	3,144
to an employee on May 1, 2009, fair value $96	120	0.002
options forfeited	(180)	6.66
options exercised	(2,772)	0.001
to employees on November 12, 2009, fair value of $92,117	681,750	0.293

Outstanding at December 31, 2009	682,062	0.293
Options forfeited	(225,000)	0.293
Outstanding at September 30, 2010	457,062	$ 0.293

The following table summarizes stock options outstanding at September 30, 2010:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	September 30,	Life	September 30,	September 30,
Exercise Price	2010	(Years)	2010	2010
$0.056	312	1.83	312	$ 168
0.293	456,750	4.33	213,750	115,425

During the nine months ended September 30, 2010, no options were exercised and 225,000 options were forfeited.

At September 30, 2010, 243,000 options were not exercisable.

At September 30, 2010, 457,062 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted in 2009 were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Compensation expense included in the statement of operations related to the fair value of options issued during the nine months ended September 30, 2010 and 2009, is $nil and $nil, respectively.

Note 10.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the equity line.  As at September 30, 2010, the Company is obligated to issue warrants to purchase 2,640 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $36,100 and $122,757, for the three and nine months ended September 30, 2010, and $56,374 and $113,657 for the three and nine months ended September 30, 2009, respectively.  Future lease commitments are as follows:

2010           $23,626
2011           $49,147

Note 11.  Segment Information

The Company operates on a global platform and as such has structured its operations in three lines of business, each encompassing global business, – (1) corporate and iCEmms (mobile messaging services); (2) iCEsync (multimedia solutions to mobile communities); and (3) iCEmat (mobile authentication technologies).  The Company’s summary financial information by segment for the three and nine months ended September 30, 2010 and 2009, as taken from the internal management reports, is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue
Corporate and iCEmat	$-	$-	$-	$-
iCEmms	2,112,280	2,817,865	6,397,433	6,709,446
iCEsync	1,198	-	78,586	-
	$2,113,478	$2,817,865	$6,476,018	$6,709,446
Loss
Corporate and iCEmat	$(117,889)	$(179,254)	$(1,655,404)	$(838,177)
iCEmms	(307,618)	(143,206)	(1,322,474)	(899,001)
iCEsync	(1,273,174)	-	(2,481,659)	-
	$(1,698,680)	$(322,460)	$(5,459,536)	$(1,737,178)
Assets
Corporate and iCEmat			$503,027	$20,532
iCEmms			2,736,078	5,555,561
iCEsync			5,398,104	-
			$8,637,209	$5,576,093

Geographic information:

	Revenue				Long-lived assets
	Three months ended		Nine months ended
	September 30,		September 30
	2010	2009	2010	2009	2010	2009
Asia	$1,633,274	$982,759	$$4,101,522	$2,516,042	$1,066,481	$3,140,550
Europe	480,204	1,835,106	2,374,496	4,193,404	5,367,952	-
All other regions	-	-	-	-	-	-
	$2,113,478	$2,817,865	$6,476,018	$6,709,446	$6,434,433	$3,140,550

Revenues are attributed to region based on location of customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2010 and 2009, and our annual report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three and nine months ended September 30, 2010, we acquired all of the outstanding shares of Solesys S.A., completed an internal restructuring and disposed of the Radius-ED Limited and Radius-ED Inc. subsidiaries, which were no longer part of our core business, and converted $2,446,834 of convertible promissory notes and other debt into shares.

In addition, on February 5, 2010, we effected a forward share-split of three shares for each share of our outstanding common stock.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010,
with the Three and Nine Months Ended September 30, 2009

Our gross revenue for the three- and nine-month period ended September 30, 2010, was $2,113,478 and $6,478,018, respectively, as compared to $2,817,865 and $6,709,446 for the respective three- and nine-month periods ended September 30, 2009.  This is a decrease of 25.0% for the three months ended September 30, 2010, and a decrease of 3.4% for the nine-month period.  This reduction is due to the disposal of a certain contract in our iCEmms division.  Our internal reorganization resulted in a short-term reduction in our gross profit percentage to 19.9% and 16.0% for the three and nine months ended September 30, 2010, respectively, as compared to 24.4% and 26.3% for comparable periods ended September 30, 2009.

Our operating expenses for the three and nine months ended September 30, 2010, were $2,043,059 and $6,341,961, respectively, as compared to $971,372 and $3,323,720 for the comparable periods ended September 30, 2009, an increase of 110.3% for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, and an increase 90.8% for the respective nine-month periods.  This reflects certain one-time consulting costs of $1,140,000, amortization of intangible assets related to the Solesys acquisition in the amount of $1,778,981, and write off of $416,548 of uncollectable amounts.

Overall, we sustained a net loss of $1,698,680 and $5,459,536 for the three- and nine-month periods ended September 30, 2010, respectively, as compared to a net loss of $322,460 and $1,737,178 in the corresponding periods of the preceding year.

We had 31 full-time employees and one part-time employee as of September 30, 2010.

Segment Information

We operate on a global platform and as such have structured our operations in three lines of business, each encompassing global business: (1) corporate and iCEmms (mobile messaging services); (2) iCEsync (multimedia solutions to mobile communities); and (3) iCEmat (mobile authentication technologies).  Our summary financial information by segment for the three and nine months ended September 30, 2010 and 2009, as taken from the internal management reports, is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue
Corporate and iCEmat	$-	$-	$-	$-
iCEmms	2,112,280	2,817,865	6,397,433	6,709,446
iCEsync	1,198	-	78,586	-
	$2,113,478	$2,817,865	$6,476,018	$6,709,446
Loss
Corporate and iCEmat	$(117,889)	$(179,254)	$(1,655,404)	$(838,177)
iCEmms	(307,618)	(143,206)	(1,322,474)	(899,001)
iCEsync	(1,273,174)	-	(2,481,659)	-
	$(1,698,680)	$(322,460)	$(5,459,536)	$(1,737,178)

Geographic information:

	Revenue				Long-lived assets
	Three months ended		Nine months ended
	September 30,		September 30
	2010	2009	2010	2009	2010	2009
Asia	$1,633,274	$982,759	$4,101,522	$2,516,042	$1,066,481	$3,140,550
Europe	480,204	1,835,106	2,374,496	4,193,404	5,367,952	-
All other regions	-	-	-	-	-	-
	$2,113,478	$2,817,865	$6,476,018	$6,709,446	$6,434,433	$3,140,550

Revenues are attributed to region based on location of customers.

Liquidity and Capital Resources

As of September 30, 2010, our current assets were $2,202,776, as compared to $2,767,626 at December 31, 2009.  As of September 30, 2010, our current liabilities were $3,777,938, as compared to $6,250,025 at December 31, 2009.  Operating activities used net cash of $579,970 for the nine months ended September 30, 2010, as compared to using net cash of $553,623 for the nine months ended September 30, 2009.

Net cash of $23,632 was spent on investing activities during the nine months ended September 30, 2010, as compared to the receipt of $830 for the nine months ended September 30, 2009.

Net cash of $398,220 was provided by financing activities during the nine months ended September 30, 2010, consisting of net advances from an affiliated company, as compared to net cash provided by financing activities of $443,357 during the comparable nine-month period ended September 30, 2009, which consisted of net proceeds from equity lines of credit of $80,000, advances from directors of $299,390, and $63,395 from an affiliated company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended December 31, 2009, are as follows:

(i)
Lack of independent directors for our board and audit committee.  We currently have two independent directors on our board, which is comprised of four directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the three-month period ended September 30, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, we issued the following unregistered securities, which have not been previously reported, as follows:

•	On August 24, 2010, we issued 4,163,403 shares of common stock for conversion of convertible promissory notes in the amount of $2,001,411

•	On August 24, 2010, we issued 892,631 shares of common stock for settlement of debt with a fair value of $445,423.

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

ITEM 5.  OTHER INFORMATION

On August 24, 2010, we issued unregistered shares of our common stock in excess of 5% of our then-issued and outstanding common stock.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, above.

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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: November 17, 2010	By:	/s/ Luther L. Jao
Luther L. Jao, President and
Chief Executive Officer

Date: November 17, 2010	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer