Form 10-K/A
period 2009-12-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-12-10
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

Item	Description	Page

	Special Note Regarding Forward-Looking Statements	1

	Part I
Item 1	Business	2
Item 1A	Risk Factors	6

	Part II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 9A(T)	Controls and Procedures	13

	Part III
Item 13	Certain Relationships and Related Transactions, and Director Independence	16

	Part IV
Item 15	Exhibits, Financial Statement Schedules	18
	Signatures	22

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed April 15, 2010 (the “Original Report”), is being filed to:

•	clarify certain relationships in Part I, Item 1, under the subheading “Background”;

•	provide additional disclosure in Part I, Item 1, under the subheading “Nature of Business”;

•
expand the discussion of two risk factors in Part I, Item 1A, under the captions: “Our independent registered public accountants have issued an audit opinion that includes a going concern uncertainty”; and “Our management has identified significant internal control deficiencies, which management and our independent registered public accountants believe constitute material weaknesses”;

•	provide additional disclosure in Part II, Item 7, under the subheading “Plan of Operation”;

•	amend Part II, Item 9A(T), to reflect management’s conclusion that our disclosure controls and procedures were not effective as of December 31, 2009;

•	provide more detailed disclosure in the first paragraph of Part III, Item 13, concerning the amounts owed to certain former directors, officers, and affiliated companies;

•	attach Exhibit 23.01, which was inadvertently omitted from the original filing; and

•	provide additional information concerning the geographical location of our customers and revenues in Note 13 to our financial statements.

Except as described above, no other changes have been made to the Original Report.  This Form 10-K/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and our filings with the SEC subsequent to the date of the Original Report.

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

On November 7, 2007, MobiClear Inc. (MobiClear – Philippines) was incorporated in the Philippines.  Initially we held a one-third equity interest and the remaining two-thirds equity interest was held by Bastion Payment Systems Corporation.  Bastion Payment Systems Corporation was an affiliate of ours by virtue of the fact that one of our directors, Simoun Ung, was also a director of Bastion.  On September 18, 2008, we acquired the remaining two-thirds of Mobiclear – Philippines from Bastion in exchange for 6,250 shares of our common stock in a transaction valued at $37,500.  We presently develop and host our Personal Identity Verification, or PIV, products and solutions through MobiClear – Philippines.

On July 24, 2008, we incorporated Mobiclear Inc. – British Virgin Islands as a wholly owned subsidiary through which we contract with our international suppliers and clients.

On November 12, 2009, we acquired all of the issued and outstanding shares of Radius-ED Limited (“Radius”) from Whitefields Capital Limited, our then-majority shareholder, in exchange for 54,255,318 shares of our common stock valued at $8,500,000 and a convertible promissory note for $1,500,000.  We presently operate our proprietary messaging platforms and global infrastructure and provide messaging solutions and mobile-marketing programs through Radius.

On January 20, 2010, we acquired all of the issued and outstanding shares of Solesys S.A. from Whitefields Capital Limited in exchange for 28,944,723 shares of our common stock valued at $9,600,000.  At the time of that transaction one of our directors, Bala Balamurali, was also a director of Whitefields.

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

Our coverage is global through the interfacing of our platform with our international telco providers.  We base our marketing out of our operation offices in Malaysia and through in-house representatives in Europe as well as selected resellers.

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

At December 31, 2009, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent registered public accountants to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended December 31, 2009, we had revenues of $9.7 million.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to: (i) minimize cost of sales; (ii) improve margins of the main revenue-generating operation, the mobile-messaging business; (iii) replace a loss-creating carrier partner with new, more profitable carrier partners with improved message-routing arrangements to increase margins; (iv) restructure administration to reduce costs; and (v) persuade certain creditors to either provide extended payment terms or convert debt to stock.  If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

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

During the 2010 fiscal year, management will undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors, reorganizing our internal administrative functions and duties, and updating internal control processes, including formal risk assessment of our financial reporting processes.

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

PART II

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

In addition, management plans to make the Company profitable and increase liquidity by: (i) minimizing cost of sales; (ii) improving margins of the main revenue-generating operation, the mobile-messaging business; (iii) replacing of loss-creating carrier partners with new, more profitable carrier partners with improved message-routing arrangements to increase margins; (v) restructuring administration to reduce costs; and (vi) discussing with certain creditors to either provide extended payment terms or convert debt to stock.

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

Segmented Information

Since the acquisition of Radius, and the inclusion of operating results effective from January 1, 2009, we have been operating in two segments, corporate and PIV and mobile messaging.  Results of operations by segment are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue
Corporate and PIV	$--	$2,500
Mobile messaging	9,659,154	--
	$9,659,154	$2,500
Loss
Corporate and PIV	$(1,488,443)	$(2,835,748)
Mobile messaging	(2,217,682)	--
	$(3,706,125)	$(2,835,748)

Geographic information:

	Year Ended
	December 31		Long-lived Assets
	2009	2008	2009	2008
Revenues
Asia	3,998,890	-	2,821,993	8,521
Europe	5,660,264	2,500	-	-
All other regions	-	-	-	-
	9,659,154	2,500	2,821,993	8,521

Revenues are attributed to geographical region based on location of customer.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2009 certain former directors, officers, and affiliated companies assigned a total of $829,187, comprised of $125,088 of services provided by affiliated companies, a loan from a director in the amount of $26,260, which was used to pay professional fees on behalf of the Company, $49,223 of unreimbursed expenses advance on behalf of the Company, accrued and unpaid interest of $35,190, and accrued and unpaid salaries and fees of $593,426, to a company controlled by a former director of the Company.  These amounts were then consolidated into a single demand convertible note in the amount of $829,187 (“the consolidated convertible note”).  This note was unsecured and non-interest-bearing, except when in default when the interest rate becomes 18% per annum.  The note was convertible into shares of our common stock.  This note was converted into 2,997,060 fully paid shares of our common stock on October 30, 2009.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization Arrangement, Liquidation, or Succession

2.01	Stock Purchase Agreement between Mobiclear Inc. and Whitefields Capital Limited entered November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

2.02	Stock Purchase Agreement between Intelligent Communication Enterprise Corporation and Whitefields Capital Limited entered January 20, 2010	Incorporated by reference from the Current Report on Form 8-K filed January 22, 2010

Item 3	Articles of Incorporation and Bylaws

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

3.21	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 4, 2006

Exhibit Number	Title of Document	Location

3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

3.23	Amendment to Articles of Incorporation as filed September 22, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed October 29, 2009

3.24	Amendment to Articles of Incorporation as filed November 30, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed December 30, 2009

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Item 10	Material Contracts

10.5	Employment Agreement with Lim Wong dated January 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

10.7	Employment Agreement with Kenneth Telford dated March 16, 2008	Incorporated by reference from the Current Report on Form 8-K on March 24, 2008

10.8	Letter Agreement between the Company and Simoun Ung dated December 1, 2007	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.9	Amendment to Letter Agreement between the Company and Simoun Ung dated April 12, 2008	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed April 15, 2008

10.11	Employment Agreement between Mobiclear Inc. and Stephen P. Cutler, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

10.12	Employment Agreement between Mobiclear Inc. and Edward C. Pooley, effective as of April 30, 2008	Incorporated by reference from the Current Report on Form 8-K filed May 13, 2008

Exhibit Number	Title of Document	Location

10.13	Asset Purchase and Sale Agreement made June 26, 2008, between Bastion Payment Systems Corporation and Mobiclear Inc.	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.14	Outsourcing Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated August 8, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.15	Stock Purchase Agreement between Bastion Payment Systems Corporation and Mobiclear Inc. dated September 18, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.16	Employment Agreement between Mobiclear Inc. and Paul Pasion executed September 28, 2008, and effective as of September 1, 2008	Incorporated by reference from the Current Report on Form 8-K filed October 14, 2008

10.17	Convertible Promissory Note Due August 31, 2009, to Charter Finance Group, Ltd., in the amount of $50,000	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 14, 2008

10.18	Convertible Promissory Note Due September 30, 2009, to Raleston Consultants, Inc., in the amount of $173,800	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.19	Convertible Promissory Note Due September 30, 2009, to DBP Holdings, Ltd., in the amount of $77,702	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings, Limited, warrant holders) with schedule	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

10.22	Convertible Promissory Note dated September 1, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 8, 2009

Exhibit Number	Title of Document	Location

10.23	Employment Agreement between Mobiclear Inc. and Luther Jao dated September 14, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 18, 2009

10.24	Convertible Promissory Note dated November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

Item 14	Code of Ethics

14.01	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed April 15, 2010
Item 23	Consents of Experts and Counsel

23.01	Consent of Peterson Sullivan LLP, independent registered public accounting firm	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
________
*
The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: December 9, 2010	By:	/s/ Luther L. Jao
Luther L. Jao
President and Principal Executive Officer

Date: December 9, 2010	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: December 9, 2010

/s/ Luther L. Jao
Luther L. Jao
President, Chief Executive Officer, and Director

/s/ Michael Hosking
Michael Hosking, Director

/s/ Nelson Wu
Nelson Wu, Director

/s/ Bala Balamurali
Bala Balamurali, Director

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

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such assets or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

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

Note 3.  Business Combinations

Acquisition of Radius-ED and Subsidiaries

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 54,255,318 shares of common stock of Intelligent and a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited acquired a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded effective as of January 1, 2009, using the pooling-of-interest method and the financial information for the 2009 fiscal year reflects the financial statements of the combined companies in accordance with FASB standards on business combinations for entities under common control.  Radius was acquired to position the Company for delivery of services.

The entities were not under common control during 2008, so those consolidated financial statements represent those of the separate company Intelligent.

In 2009, Whitefields Capital Limited acquired Radius in a business combination accounted for using the acquisition method required by Topic 805, Business Combinations.  Whitefields Capital Limited’s cost basis in Radius had been used to determine the accounting cost of the combination of Radius and Intelligent.

A summary of the assets and liabilities acquired by Whitefields Capital Limited is as follows:

Assets
Cash	$618,371
Accounts receivable	957,720
Income taxes receivable	15,762
Prepaid expenses	221,706
Due from related parties	1,722
Property and equipment	929,742
Intangible assets	3,050,671
Total assets	5,795,695

Liabilities
Accounts payable and accrued expenses	2,228,722
Customer deposits and advance revenue	165,619
Due to related party	246,298
Total liabilities	2,640,640
Net assets acquired	$3,155,056

The following is a summary of the combined operations for the year ended December 31, 2009:

	Intelligent Communication Enterprise Actual 1/1/2009 to 12/31/2009		Radius-ED Actual 1/1/2009 to 12/31/2009	Combined
	$		$9,659,154	$9,659,154
Cost of revenue			7,776,285	7,776,285
			1,882,869	1,882,869
Expenses
General and administrative		1,185,492	4,109,996	5,295,488
Research and development		37,707		37,707
		1,223,199	4,109,996	5,333,195

Other income and expense
Interest expense		(65,905)		(65,905)
Interest expense – related parties		(199,345)		(199,345)
Interest income		6	9,445	9,451
		(265,244)	9,445	(255,799)

Net income (loss) for the period		$(1,488,443)	$(2,217,682)	$(3,706,125)

Unaudited pro forma results of the Company for the year ended December 31, 2008, as if the acquisition occurred on January 1, 2008, after giving effect to certain acquisition accounting adjustments, are stated below.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2008 to 12/31/2008	Radius-ED Actual 1/1/2008 to 12/31/2008	Pro Forma
Revenue	$2,500	$7,449,695	$7,452,195
Net income (loss) for the period	$(2,835,748)	$(962,116)	$(3,797,864)
Loss per share – basic and diluted	$(44.65)		$(59.80)

Note 4.  Property and Equipment, net

Property and equipment consists of the following:

	2009	2008
Furniture, computer equipment and software	$2,509,238	$13,163
Leasehold Improvements	48,736
Vehicle	54,094
	2,612,068	13,163
Less accumulated depreciation	(1,827,366)	(4,642)

Property and equipment, net	$784,702	$8,521

Depreciation expense for 2009 and 2008 was $543,950 and $3,819, respectively

Note 5.  Intangibles Assets

Intangible assets consists primarily of customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.

	2009		2008

Customer relationships		$1,271,113	$-
Supplier contracts		1,779,558	-
		3,050,671	-
Less accumulated depreciation		(1,013,380)	-

	$	$ 2,037,291	$-

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

Note 13.  Segment Information

The Company views its operations in two global business segments – (1) corporate and PIV; and (2) mobile messaging.  The following summary financial information by segment for the years ended December 31, 2009 and 2008, as taken from the internal management reports, is as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenue
Corporate and PIV	$-	$2,500
Mobile messaging	9,659,154	-
	$9,659,154	$2,500
Loss
Corporate and PIV	$(1,488,443)	$(2,835,748)
Mobile messaging	(2,217,682)	-
	$(3,706,125)	$(2,835,748)
Assets
Corporate and PIV	$5,478	$29,243
Mobile messaging	5,584,141	-
	$5,589,619	$29,243

Geographic information:

	Year Ended
	December 31		Long-lived Assets
	2009	2008	2009	2008
Revenues
Asia	3,998,890	-	2,821,993	8,521
Europe	5,660,264	2,500	-	-
All other regions	-	-	-	-
	9,659,154	2,500	2,821,993	8,521

Revenues are attributed to geographical region based on location of customer.

Note 14.  Subsequent Events

Subsequent to December 31, 2009, the Company

•	issued 28,944,723 shares of common stock for the acquisition of all the issued and outstanding stock, with a fair value of $9,600,000, of Solesys S.A.;

•	issued 2,400,000 shares of common stock for services received of a fair value of $1,140,000; and

•
converted $125,282 of advances from shareholder into a convertible promissory note with interest of 6% payable quarterly in arrears.  The promissory note is due December 31, 2010, and may be converted into common shares of the Company with a conversion price equal to 85% of the average closing market price of the Company’s stock for the 10 trading days immediately preceding the conversion date.