Form 10-Q/A
period 2010-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2010-12-10
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at June 30, 2010, and
	December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2010 and 2009	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Six Months Ended June 30, 2010	5
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4T:	Controls and Procedures	23

	PART II—OTHER INFORMATION

Item 6:	Exhibits	24

	Signatures	25

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed August 23, 2010 (the “Original Report”), is being filed to:

•	provide additional information concerning the geographical location of our customers and revenues in Note 11 to our interim financial statements; and

•
amend Part I, Item 4T, to reflect management’s conclusion that our disclosure controls and procedures were not effective as of June 30, 2010, to make the language consistent with that in our other SEC reports, and to add disclosure that there were no material changes to our internal control over financial reporting during the quarter that materially affected or are likely to materially affect our internal control and financial reporting.

Except as described above, no other changes have been made to the Original Report.  This Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Report.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Report and our filings with the SEC subsequent to the date of the Original Report.

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue
Corporate and iCEmat	$ -	$	$ -	$ -
iCEmms	1,860,367	1,887,054	4,285,152	3,891,581
iCEsync			77,388	-
	$ 1,860,367	$ 1,887,054	$ 4,362,540	$ 3,891,581
Loss
Corporate and iCEmat	(36,620)	(275,618)	$ (1,014,856)	$ (658,923)
iCEmms	(499,463)	(370,524)	(1,567,063)	(755,795)
iCEsync	(372,591)		(1,208,485)	-
	$ (908,674)	$ (646,142)	$ (3,760,856)	$ (1,414,718)
Assets
Corporate and iCEmat			$ 503,817	$ 50,082
iCEmms			3,865,165	5,243,924
iCEsync			6,233,335	-
			$ 10,602,317	$ 5,294,006

Geographic information:

	Three months ended		Six months ended		Long-lived
	June 30		June 30		Assets
	2010	2009	2010	2009	2010	2009
Revenues
Asia	1,250,167	798,224	2,468,248	1,533,283	1,878,720	3,459,387
Europe	610,200	1,088,830	1,894,292	2,358,298	5,701,752	-
all other regions	-	-	-	-	-	-
	1,860,367	1,887,054	4,362,540	3,891,581	7,580,472	3,459,387

Revenues are attributed to geographical region based on location of customer.

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

Segment Information

We view our operations in three lines of business – (1) corporate and iCEmms or Mobile Messaging Services; (2) iCEsync or Multimedia Solutions to Mobile Communities; and (3) iCEmat or Mobile Authentication Technologies.  Our results of operation by segment for the three and six months ended June 30, 2010 and 2009, as taken from the internal management reports, are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009		Six Months Ended June 30 2010	Six Months Ended June 30 2009
Revenue
Corporate and iCEmat	$-	$		$-	$-
iCEmms	1,860,367		1,887,054	4,285,152	3,891,581
iCEsync				77,388	-
	$1,860,367		$1,887,054	$4,362,540	$3,891,581
Loss
Corporate and iCEmat	$(36,620)		$(275,618)	$(1,537,515)	$(658,923)
iCEmms	(499,463)		(370,524)	(1,014,856)	(755,795)
iCEsync	(372,591)			(1,208,485)	-
	$(908,674)		$(646,142)	$(3,760,856)	$(1,414,718)

Geographic information:

	Three months ended		Six months ended		Long-lived
	June 30		June 30		Assets
	2010	2009	2010	2009	2010	2009
Revenues
Asia	1,250,167	798,224	2,468,248	1,533,283	1,878,720	3,459,387
Europe	610,200	1,088,830	1,894,292	2,358,298	5,701,752	-
all other regions	-	-	-	-	-	-
	1,860,367	1,887,054	4,362,540	3,891,581	7,580,472	3,459,387

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Intelligent Communication Enterprise Corporation

Date: December 9, 2010	By:	/s/ Luther L. Jao
Luther L. Jao, President and
Chief Executive Officer

Date: December 9, 2010	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer