Form 10-K
period 2010-12-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2011-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $15,739,567.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 13, 2011, registrant had 643,215,972 shares of issued and outstanding common stock, par value $0.0001.

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

On November 7, 2007, MobiClear Inc. (MobiClear – Philippines) was incorporated in the Philippines.  Initially, we held a one-third equity interest and the remaining two-thirds equity interest was held by Bastion Payment Systems Corporation.  Bastion Payment Systems Corporation was our affiliate by virtue of the fact that one of our directors, Simoun Ung, was also a director of Bastion.  On September 18, 2008, we acquired the remaining two-thirds of Mobiclear – Philippines from Bastion in exchange for 43,750 shares of our common stock in a transaction valued at $37,500.

On July 24, 2008, we incorporated Mobiclear Inc. – British Virgin Islands as a wholly owned subsidiary, through which we contract with our international suppliers and clients.

On November 12, 2009, we acquired all of the issued and outstanding shares of Radius-ED Limited (“Radius”) from Whitefields Capital Limited, our then-majority stockholder, in exchange for 379,787,226 shares of our common stock valued at $8,500,000 and a convertible promissory note for $1,500,000.  We presently operate our proprietary messaging platforms and global infrastructure and provide messaging solutions and mobile-marketing programs through Radius.  The convertible promissory note, together with accrued interest, was converted into 22,024,429 shares of our common stock on August 24, 2010.

On January 20, 2010, we acquired all of the issued and outstanding shares of Solesys S.A. from the sole shareholder of Solesys S.A., Whitefields Capital Limited, in exchange for 202,613,061 shares of our common stock valued at $9,600,000.  At the time of this acquisition, Whitefields Capital Limited was no longer our majority stockholder.  Subsequently, we determined that we did not receive all deliverables and 52,920,000 shares were returned to us.  In effect, the value of the purchase was reduced to 149,693,061 shares of our common stock with a fair value of $7,092,600 as of the date of the purchase.

On June 11, 2010, we completed an internal restructuring by transferring the desired assets of Radius to Intelligent Communication Enterprise Corporation and then selling the Radius-ED Limited corporate vehicle, together with assets and liabilities not conducive with our business, to an unrelated third party for a promissory note, due June 11, 2011, in the amount of $500,000.

On September 6, 2010, we incorporated ICE Messaging Pte. Limited in Singapore as a wholly owned subsidiary, through which we will carry on our non-Malaysian mobile-messaging operations.

On December 9, 2010, we completed a further internal restructuring by transferring the desired assets of Solesys S.A. to Intelligent Communication Enterprise Corporation and then sold the Solesys S.A. corporate vehicle, together with assets and liabilities not conducive with our business, to the former shareholders for the sum of $1.

We effected a 1-for-250 share reverse stock split on July 21, 2008, and the outstanding shares were reduced to 6,757,803.

We effected a 1-for-600 share reverse stock split on October 20, 2009, and the outstanding shares were reduced to 521,519.

We effected a 3-for-1 share forward stock split on February 5, 2010, and the outstanding shares were increased to 92,375,841.

We effected a 7-for-1 share forward stock split on December 30, 2010, and the outstanding shares were increased to 640,023,118

References to “we” or “us” in this report include our subsidiaries.

Nature of Business

We have two operational businesses and one business that is under development.  iCEmms (mobile messaging) and iCEsync (synchronized mobile communities), which we call Modizo, are the two operational units, and iCEmat (mobile authentication), previously known as PIV (personal identity verification), is the business that is undergoing further development.

Our global mobile-messaging solutions business operates under the names ICE Mobile and ICE Messaging using proprietary platforms.  These businesses serve large corporate customers, and marketing agencies, messaging solutions providers and aggregators by connecting their businesses to their mobile customer bases via our messaging platform.  The products and services that we offer to our customers range from customer end applications to gateway services between our customers and mobile operators.

We also operate a global celebrity video blogging platform under the brand name Modizo that is built on our iCEsync platform.  Modizo is the first video blogging service of its kind in Asia with over 250 celebrities using this platform to video blog on a regular basis.  The celebrities produce their own video blogs using proprietary mobile applications provided by us.  Video blogs are made available to the fans of the celebrities in the form of mini video clips that we call Modizodes.  Fans pay a premium to receive and watch the Modizodes.

The PIV platform has undergone several changes and is being further developed under the name iCEmat by us.  The system has been tested and proven in controlled environments and is being modified to make it suitable for commercial applications.  Once finalized, iCEmat will be a mobile authentication platform that enables two-factor authentication for credit card, banking, and other secure transactions without the need for special and separate devices for password generation.

Three Divisions in One Integrated Business

We completed our internal restructuring during the year 2010, as a result of which three business divisions were created.  iCEmms, iCEsync, and iCEmat are divisions within our company that focus on the messaging, Modizo, and mobile authentication businesses, respectively.  Our subsidiaries, Radius-ED Ltd and Solesys S.A., were disposed of during the year; however, we continue to offer messaging and mobile solutions through our iCEmms and iCEsync divisions.

iCEsync - Modizo

Modizo is a celebrity video blogging platform where celebrities produce their own unique, regular, and candid video blogs and post them on the Modizo platform for their fans to view.  Celebrities make the video blogs using Modizo proprietary applications and fans access Modizo from their desktop computers or their mobile devices ranging from mobile phones to iPads.

Modizo products and services fall under two generic categories – the primary video content products and the ancillary celebrity related products, making Modizo a market place for celebrity-related unique products just for the fans.  The customers of Modizo are the fans of the celebrity.  Users do not come to Modizo to become a fan, they are usually already an ardent fan of the celebrity they are looking for at Modizo.  When they arrive at Modizo, they enter a portal for unique video content and other celebrity products that are not generally available elsewhere.

Our current focus is on developing the Modizo platform to its full potential.  The system has undergone two significant technical upgrades since its inception and will go through one further round of enhancements prior to the release of the full commercial version.  Modizo, once fully developed, will be a fully interactive network connecting celebrities and fans over the Internet and via mobile devices.  The full commercial launch of Modizo is expected in May 2011.

The revenue model for the Modizo business is expected to include subscription revenue, one-off purchases of celebrity video blogs by the fans, and advertising revenue.  Our agreements with the celebrities who have signed up with us for the Modizo platform entitle them to a share of the revenue generated from the sale of the video blogs created by them.

iCEmms

Our iCEmms division provides mobile-messaging solutions using our own proprietary messaging platforms with connectivity with global networks.  Our operations are based in Singapore and Kuala Lumpur, Malaysia.

The messaging platform allows our customers to send short-message service (“SMS”) messages to selected mobile phones using the cellular phone networks.

iCEmms customers fall under two categories:

(1)
messaging aggregator customers that collect multimedia messages from their corporate and wholesale customers and send them to us for processing and onward termination on the mobile networks worldwide to which we are connected; and

(2)	enterprise customers that are companies and individuals with the need to keep in contact with their customers, members, or other such groups via SMS.

iCEmms products include the following:

•	text messaging (SMS);

•	customer participation such as contests, voting, surveys, content downloads (e.g., ringtone, wallpaper, etc.) (premium SMS);

•	accessing the wireless web on the mobile (WAP);

•	multimedia messaging service (MMS);

•	strategic planning of enterprise customers’ mobile-marketing requirements;

•	project coordination and implementation; and

•	billing.

We work with cellular operators and mobile-messaging partners to fulfill our SMS and multimedia messaging delivery requirements.

iCEmat

iCEmat (Intelligent Communications Enterprise Mobile Authentication Technology) uses any mobile phone (or traditional phone) as the second authentication factor.  Users do not need to carry an additional device, and there are no expensive tokens to manage.  During online purchase with a credit card, iCEmat makes a call to the cardholder’s phone, so that the cardholder can confirm the authentication by entering a personal identification number, or PIN.

We believe that our solutions represent a major inhibitor of electronic transaction fraud, specifically in the areas of:

•	credit card cloning;

•	credit card theft;

•	credit card not present (i.e., as in the case of e-shopping); and

•	identity theft.

We are continuing to refine our authentication product to fully comply with the various online security standards prior to being released for commercial use.

The Integrated Business

We are managed from our head office in Singapore and the operational offices in Malaysia.  With the sale of the Radius subsidiary, the offices in the Philippines were closed.

Although there are clear benefits to each business division from the other divisions in the company, they are operated with a significant degree of independence.  The Modizo business is headed by its own General Manager, who is supported by a small group of internal operational staff and external software development contractors.  The iCEmms business provides an SMS-based communications link to the fans of Modizo and is a distribution channel for premium video content.

The messaging business has continued to evolve from the bulk SMS, which contributed the majority of revenues in previous years, to premium SMS and enterprise messaging solutions, and we believe this transformation will continue.  The operational team has been organized to accommodate this evolution in business.

We believe that the current structure adequately leverages capabilities of each of our three divisions for the benefit of the others, while providing sufficient independence for each of these divisions to continue to develop in its own right.

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

Our iCEmms division has developed its own proprietary technology both to receive data from customers and distribute it to the designated markets using the most effective routing.  We also have developed our own proprietary billings and costing module, which enables us to track and bill all components of our customers’ marketing campaigns.  We have not patented any of this technology.

Our iCEsync division has developed a next-generation, location-based marketing platform that will communicate with end-users by Wi-Fi, Bluetooth, and traditional cellular networks.  In addition to this, there is the Modizo platform, which is largely an internally developed mobile video capture, collection, rating, and distribution platform that we have not patented.  This platform continues to be developed for access via desktop computers and mobile devices with internally developed intellectual property.

Our technology management strategy includes a combination of patent application, trademark, copyright, and reliance on trade secrets.

Competition

The market for information technology services and products is intensely competitive and highly fragmented, with minimal barriers to entry.  We expect competition to continue to increase in the future, and there can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and operating results.

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

Many of the larger technology businesses in the mobile equipment sector as well as the mobile services sector of the market are actively pursuing social networking and location-based services similar to that offered by iCEsync.  Competing product offerings are expected from social media platform operators, mobile equipment manufacturers, and mobile Internet service providers—many of them large and well-established.  While iCEsync will have its own differentiating features, the established global brands in the mobile industry may succeed in developing products that are equal to or superior to our products simply by virtue of their recognized global presence and hence achieve greater market acceptance than our products.

Research and Development and Software Products

iCEsync will build on the Modizo platform to rollout video distribution, social networking, and location-based services globally.  The development work for Modizo and the rest of the iCEsync platform will use a combination of internal developers and external contractors.  We will, however, maintain a development team internally to manage the core systems and applications.

In order for iCEmms to evolve into a fully rounded mobile-messaging solutions business, it will require ongoing research and development of messaging-based customer applications.  Our internal development team comprises more than 15% of our workforce, and this is expected to remain the same for the duration of this fiscal year.

Employees

Through the year ended December 31, 2010, we had 33 full-time employees.

ITEM 1A.  RISK FACTORS

Risk Factors Related to Our Finances

Our independent registered public accountants have issued an audit opinion that includes a going concern uncertainty.

At December 31, 2010, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended December 31, 2010, we had revenues of approximately $8.9 million.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the continued successful implementation of management’s initiatives to: (i) minimize cost of sales; (ii) improve margins of the main revenue-generating operation, the mobile-messaging business; (iii) improve message-routing arrangements to increase margins; (iv) restructure administration to reduce costs; and (v) operate our Modizo site.  If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At December 31, 2010, we had total current liabilities of approximately $3.5 million, including accounts payable at approximately $1.5 million and accrued expenses of approximately $756,000.  As of the same date, we had cash of only $187,000.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $2.0 million to be able to meet our preliminary targets by the end of fiscal year 2011.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our management has identified significant internal control deficiencies, which management and our independent registered public accountants believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

•	lack of independent directors on our audit committee;

•	insufficient corporate governance policies; and

•	accounting for technical matters.

As part of the communications by our independent registered public accountants with our audit committee with respect to audit procedures for the year ended December 31, 2010, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.  We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2011 fiscal year, management will undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors and reorganizing our corporate governance policies and processes.

Risk Factors Related to Our Operations

We operate in an intensely competitive market and our efforts to compete may not be successful.

Modizo, our latest brand, is classified under the broader category of social network based applications.  There are other larger, more established social networks that may choose to enter the celebrity video blogging market.  This is a threat that affects any new web-based platform or application as they can be copied.  We believe that the only way to protect Modizo from anyone establishing a competing business is by securing the content.  Modizo has over 250 celebrities in its video blogging platform and is continuing to add more every month.

Marketing a mobile business is also highly competitive with several companies providing similar solutions to those currently deployed by our ICE Messaging division.  Many competitors are larger and have substantial budgets for marketing and promoting their businesses and competition has caused us to increase our business focus on the Asian markets where we have been able to maintain better margins.  ICE Messaging remains vigilant to this threat and will make certain key strategic decisions to protect and grow its business during 2011.

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

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel.  In particular, as we continue adapting our new technology to commercial applications and continue to be active as a public company, we will rely on the expertise of our executive officers.  If we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology.  We have not obtained key-man life insurance on our officers or directors.  Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people.  The failure to attract, integrate, motivate, and retain these employees could harm our business.

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

Risk Factors Related to Our Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

There can be no assurance that a more active trading market for our common stock will develop.  An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.  These factors may negatively impact our stockholders’ ability to sell shares of our common stock.

Our common stock may be affected by issuances of common stock in connection with any financing.

We need to raise capital in order to continue our operations.  We may seek required funds through the sale of equity or other securities.  Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as our company at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control.  There can be no assurance that we will be able to complete an offering on terms favorable to us or at all.  The issuance of additional equity securities may dilute the interest of our existing stockholders or may subordinate their rights to the superior rights of new investors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  Our office is located at 13 Spottiswoode Park Road, Singapore 088640, for which we are charged $3,000 per month.  We currently do not have a lease agreement for this property.

We lease office space located at Suite 3B-20-3, Level 20, Block 3B, Plaza Sentral, Jalan Stetson Sentral 5, 50470 Kuala Lumpur, Malaysia, at a monthly cost of $5,037 under a lease that expires in October 2011.

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

The following table sets forth the high and low closing sales prices for our common stock for each quarterly period in 2009 and 2010, as well as 2011 to date.  These prices were reported by Nasdaq on its website, www.nasdaq.com:

	Low	High

Fiscal year ending December 31, 2011:
Quarter ending June 30 (through April 13)	$0.035	$0.06
Quarter ended March 31	0.031	0.11

Fiscal year ended December 31, 2010:
Quarter ended December 31	0.01	0.54
Quarter ended September 30	0.20	0.54
Quarter ended June 30	0.15	0.60
Quarter ended March 31	0.15	1.40

Fiscal year ended December 31, 2009:
Quarter ended December 31	0.778	2.00
Quarter ended September 30	0.778	5.99
Quarter ended June 30	1.497	2.695
Quarter ended March 31	2.995	10.778

As of April 13, 2011, we had approximately 6,822 stockholders of record.

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

We consider our recognition of revenues, costs of revenues, accounting for the consolidation of operations, conversion of debt to equity, the accounting for stock-based compensation and equity, and the accounting for acquisitions to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Plan of Operation

Our ongoing business continues to be dependent on funds from operations providing the majority of funds; however, we will also be required to raise sufficient funds through the sources available to us, primarily issuance of stock through private placement, or facilities in place with affiliated companies to fully cover our expected cash flow needs.

We continue to sign contracts with customers and expand our business; and we generated $8,935,000 in total revenue during 2010.  However, management estimates that we will still need to raise approximately $2.0 million throughout 2011 to pay our creditors and to develop and properly launch our new products.  We anticipate that approximately $1.0 million of this will be used to pay off existing accounts payable, accrued expenses, and stockholder advances.

In addition, management plans to make the Company profitable and increase liquidity by: (i) minimizing cost of sales; (ii) improving margins of the main revenue-generating operation, the mobile-messaging business; (iii) replacing loss-creating carrier partners with new, more profitable carrier partners with improved message-routing arrangements to increase margins; and (iv) restructuring administration to reduce costs.

Acquisition; Internal Restructuring

During 2010, we acquired all of the shares of Solesys, S.A. through the issuance of 202,613,061 post-split shares of common stock, with a fair value of $9.6 million.  The primary assets of Solesys were intangible assets represented by two completed software products, which broadened our technology solutions, which had a fair value of $7 million at the date of acquisition, and a number of incomplete products, valued at $2.6 million at the acquisition.  There was an agreement whereby the vendors of Solesys would assist in completing their development.  Subsequent to the acquisition and following the post-acquisition measurement period as provided by the accounting standards relative to acquisition accounting, we, together with the former shareholders of Solesys, determined that further development of the incomplete software products would not be completed and agreement was reached whereby the former shareholders would return 52,920,000 post-split-shares of the purchase price.  The fair value of the shares returned to us was $3,089,520 as of the effective date of the return, which amount has been recorded as a gain consistent with accounting standards relative to acquisition accounting.

In December 2010, we completed an internal restructuring by transferring the two acquired software products from Solesys to the parent company, and the Solesys corporate vehicle, including all its remaining assets and liabilities, was sold back to the original shareholders for a nominal amount of $1.  The sale of Solesys resulted in an immaterial gain.

During the year ended December 31, 2010, we undertook an internal restructuring of our iCEmms operations and restructuring of certain tangible and intangible assets.  This restructuring was undertaken to reduce operational and reseller costs.  Following this internal restructuring, effective June 11, 2010, we sold 100% of the shares of Radius-ED Limited and Radius-ED Inc. to a third party in exchange for a note receivable of $500,000.  Assets remaining in the entities sold consisted of a processing license and a portion of our customer list and supplier relationships.  Liabilities remaining in the entities sold consisted of accounts payable and accrued expenses of $1,097,149.  This sale did not result in a material gain or loss.

Results of Operations

Our operating entities are self-sufficient; however, we will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of December 31, 2010, we were in need of equity or debt financing in order to expand operations and execute our business plans.  There can be no assurance that we will raise the required funds.

We had a net loss for the year ended December 31, 2010, of approximately $6.8 million, as compared to a net loss for the year ended December 31, 2009, of approximately $3.7 million.  The increased loss for the year ended December 31, 2010, is primarily attributable to the increased marketing of our businesses, amortization and impairment of intangible assets, and development of our iCEsync business, including the launching of Modizo.com.

During the year ended December 31, 2010, we incurred general and administrative costs of approximately $8.3 million, as compared to approximately $5.3 million for 2009.  The increase relates primarily to additional expenditures to market our businesses, increased amortization, as well as developing of iCEsync.

Segmented Information

We operate on a global platform and as such have structured our operations in three lines of business, each encompassing global business: (1) corporate and iCEmms (mobile-messaging services); (2) iCEsync (multimedia solutions to mobile communities); and (3) iCEmat (mobile-authentication technologies).  Our summary financial information by segment for the years ended December 31, 2010 and 2009, as taken from the internal management reports, is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue
iCEmat	$-	$-
iCEmms	8,855,053	9,659,154
iCEsync	80,267	-
	$8,935,320	$9,659,154
Loss
iCEmat	$(20,215)	$(1,488,443)
iCEmms	(3,527,342)	(2,217,682)
iCEsync	(3,234,565)	-
	$(6,782,122)	$(3,706,125)

	Year Ended December 31, 2010	Year Ended December 31, 2009
Assets
iCEmat	$502,500	$5,478
iCEmms	2,523,384	5,584,141
iCEsync	3,499,999	-
	$6,525,883	$5,589,619

iCEmms revenue consists of revenues from providing messaging aggregator and enterprise customers mobile-messaging solutions using our proprietary messaging platforms.

Revenues are attributed to geographical region based on location of customer.

	Year Ended December 31		Long-lived Assets
	2010	2009	2010	2009
Revenues
Asia	$6,152,354	$3,998,890	$4,336,854	$2,821,993
Europe	2,782,966	5,660,264	-	-
All other regions	-	-	-	-
	$8,935,320	$9,659,154	$4,336,854	$2,821,993

During 2010, we concentrated more on the Asian markets where we could maintain better profit margins on our services.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2010, we used cash of approximately $1,021,000 for operating activities, while investing activities provided approximately $121,000 and financing activities approximately $558,000 in cash.  During the fiscal year ended December 31, 2009, we used cash of approximately $790,000 for operating activities and approximately $478,000 for investing activities, while financing activities provided net cash of approximately $940,000.

Although we are generating significant revenues, we still have substantial ongoing losses and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended December 31, 2010, as in previous years, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at December 31, 2010, was approximately $1.3 million, as compared to a deficit of approximately $3.5 million at December 31, 2009.  At December 31, 2010, we had an accumulated deficit of approximately $22.7 million and stockholders’ equity of approximately $3.0 million, as compared to an accumulated deficit of approximately $16.0 million and total stockholders’ deficiency of approximately $660,000 at December 31, 2009.

Based on our current level of expenditures, we estimate that cash of approximately $500,000 per quarter will be required to fund operations through December 31, 2011.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for the use of operating leases for office space.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  We currently have two independent directors on our board, which is comprised of four directors, but require a third independent director with the required financial expertise in order to from an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)           Insufficient corporate governance policies.  Although we have a code of ethics that provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

(iii)           Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function.  However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions.  The complex areas in 2010 included: (a) the acquisition of businesses from a related entity with the related entity paying for its original purchase by the allocation of our shares and the subsequent adjustment to the purchase price due to the nondelivery of certain components followed by the transfer of the intellectual property within our corporate group and the disposal of the corporate vehicle; and (b) an internal reorganization of another subsidiary to move essential business assets and liabilities within our corporate group and the disposal of the corporate vehicle.  These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.  This is especially important for periodic interim reporting that is not subject to audit.

As part of the communications by our independent registered accountants, Peterson Sullivan, LLP (“Peterson Sullivan”), with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2010, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K.  Such remediation activities include recruiting one or more independent board members to join our board of directors in due course.  Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During 2010, all of our financial reporting and accounting activities were combined with the finance and accounting department of the Radius-ED group of companies acquired in November 2009.  With additional accounting staff and a restructuring of incompatible duties and the implementation of certain mitigating controls, we believe we now have better segregation of duties in our finance and accounting functions.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Bala Balamurali	45	President, Director, Chief Executive Officer	11/17/09 to date
Viji Rajasundram	51	Director	1/17/11 to date
Nelson Wu	36	Director	4/24/10 to date
Michael Hosking	52	Director	5/12/10 to date
Sarocha Hatthasakul	29	Chief Financial Officer, Secretary	5/25/10 to date

Bala Balamurali

On November 17, 2009, Bala Balamurali was appointed as a member to our board of directors.  During 2010, he served as the General Manager of our ICEmms division and on December 31, 2010, he was appointed our Chief Executive Officer.  Mr. Balamurali was also a director of Whitefields Capital Limited from July 2009 through April 2010.  He served as the acting Chief Executive Officer and business development adviser of Radius–ED Limited from October 2008 to June 2009.  From February 2007 to October 2008, he served as the Managing Director of SmartConnect Global Pte Ltd., a subsidiary of Smart Communications Inc., a Philippines corporation.  At SmartConnect, he established Smart’s presence in Singapore and facilitated Smart’s entrance into the GSM communications and satellite broadband markets.  From August 2001 to January 2007, he was the Chief Marketing Officer and Senior Vice President of ACeS International Limited, where he was responsible for market entry into complex markets such as China and facilitated the strategic partnership between ACeS and Inmarsat.  He holds a Master of Business Administration from Henley Business School and is also a chartered management accountant (ACMA).  The board believes Mr. Balamurali should serve as a director because he is knowledgeable in the telco/short-messaging business and previously provided consultant services to our Radius division.

Sarocha Hatthasakul

On May 25, 2010, our board of directors appointed Sarocha Hatthasakul as our Chief Financial Officer.  Ms. Hatthasakul worked at Aberdeen Asset Management based in Singapore from January 2008 to February 2010, where her scope of responsibilities included Counterparty Risk Management and Credit Risk Management.  Prior to this, from December 2004 through July 2006, Ms. Hatthasakul served as an Investment Banker for SICCO Advisory Ltd. in Bangkok, where she secured and successful completed IPO, PO, M&A and valuation deals.  At this time, she was also a co-founder of Datadream Company Limited, a mobile phone multimedia developing company.  Ms. Hatthasakul graduated in 2004 from Asian University of Science and Technology, Thailand, with a Bachelor of Business Administration, major in Finance and Banking.  She received her M.Sc. (Econ) in Computational Finance in 2008 from Hanken Svenska Handelshögskolan (HANKEN), Finland.

Nelson Wu

On April 21, 2010, our board of directors appointed Nelson Wu as a director.  Mr. Wu is currently General Manager – Business Development at Singapore based, Hin Leong Trading Pte Ltd, a major oil trading company.  Prior to joining Hin Leong, Mr. Wu was with Singapore based CapitaLand Group of Companies since early 2004, first in business development at Raffles Holdings and later with the corporate planning portfolio at CapitaLand headquarters.  During his time at CapitaLand, he was responsible for business planning, performance management, and competitive intelligence, together with providing assistance to the President and Chief Executive Officer on strategic matters.  He was also responsible for incubating new business areas for strategic growth.  Prior to joining CapitaLand, Mr. Wu worked with the Government of Singapore, first with the Ministry of Law and then, its subsidiary, Statutory Board, Singapore Land Authority.  Mr. Wu graduated from the University of Reading and holds an MSc in Real Estate Finance & Economics.  He also holds a degree in Construction Management from Heriot-Watt University in Edinburgh.  Mr. Wu is a member of several civic and social organisations in Singapore.  He was endorsed by the Ministry of Community, Youth & Sports and has been the President for Singapore Baseball & Softball Association since April 2008.  His experiences in business planning and strategic planning will be of substantial value to us.

Michael Hosking

On May 12, 2010, our board of directors appointed Michael Hosking as a director.  Mr. Hosking is co-founder and Managing Director of Midas Promotions Pte Ltd, a leading promoter of international artists in countries from the Middle East to Asia Pacific.  Mr. Hosking has been instrumental in hosting the A-Z of artists, from Avril Lavigne to Westlife, and a roll of unsurpassed performers, including Michael Jackson, Beyoncé, and Black Eyed Peas.  One of Mr. Hosking’s recent successes is the launch of the music festival Singfest in 2007, which has since become a well-known brand and a popular music event in Southeast Asia.  Mr. Hosking has been involved in the music industry for many years and with this experience has been invited to attend many music conferences around the world, both as a guest and in many instances a key speaker.  He has been on many panels and is highly regarded.  The board believes Mr. Hosking’s experiences in the entertainment business will be of significant value to us, particularly to Modizo.  Mr. Hosking currently resides in Phuket, Thailand, with his wife and three children.

Viji Rajasundram

On January 17, 2011, our board of directors appointed Viji Rajasundram as a director.  Mr. Rajasundram has over 20 years of experience in the technology field and has worked in Malaysia, the Philippines, Singapore, and the United States.  He was previously employed by Scicom (MSC) Berhad, holding the following positions during that employment:  Chief Operating Officer, Technology Solutions from September 2009 through November 2010; Chief Technology Officer / Chief Information Officer from December 2008 through September 2009; Senior Vice President, Technology Division from September 2005 through December 2008; and Vice-President, Technology Division from May 2005 through September 2005.  Before Scicom, Mr. Rajasundram was employed as a principal consultant by Serendip Management Services, Kuala Lumpur, Malaysia, from April 2001 through May 2005.  Mr. Rajasundram has a degree in computer science from Deakin University in Australia and a Masters in Business Administration (magna cum laude) from Boston University.  The board believes that Mr. Rajasundram’s experienced and knowledgeable of the information technology industry will makes him a valuable resource to us.

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

Audit Committee Information

Our board of directors does not have a separate Audit Committee.  The entire board acts as the Audit Committee.  We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors such that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the Audit Committee and a Compensation Committee will each be chaired by an independent director.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Bala Balamurali, CEO(1)	2010	307,230	--	--	--	--	--	--	307,230
	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Sarocha Hatthasakul,	2010	51,031	--	--	--	--	--	--	51,031
CFO(2)	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Luther L. Jao, CEO(3)	2010	105,000	--	--	10,221	--	--	--	115,221
	2009	17,500	--	--	31,765	--	--	--	49,265

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth G.C. Telford,	2010	50,000	--	--	--	--	--	--	50,000
CFO(4)	2009	106,000	--	--	31,765	--	--	--	137,765
	2008	93,500	40,000	3,547	14,180	--	--	--	151,227

Stephen Cutler, CEO(5)	2010	--	--	--	--	--	--	--	--
	2009	80,000	--	--	--	--	--	--	80,000
	2008	80,000	35,000	1,248	1,248	--	--	--	117,496

(1)
Mr. Balamurali was appointed our chief executive officer effective December 31, 2010.  Prior to this date, Mr. Balamurali served as the General Manager of our iCEmms division during the 2010 fiscal year.  $173,681 of this amount was paid in 2010, while the remainder was accrued.

(2)	Ms. Hatthasakul was appointed our chief financial officer effective May 25, 2010.
(3)	Mr. Jao was appointed our chief executive officer effective September 14, 2009, and resigned effective December 31, 2010.
(4)	Mr. Telford was appointed our chief financial officer March 18, 2008, and resigned effective May 25, 2010.
(5)	Mr. Cutler was appointed our chief executive officer effective April 30, 2008, and resigned effective September 14, 2009.

Outstanding Equity Awards at 2010 Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2010, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Luther L. Jao	1,575,000	1,575,000	--	0.042	11/12/14	--	--	--	--

Director Compensation

The following table sets forth the compensation awarded to each of our directors in 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Luther Jao, Chairman	--	--	--	--	--	--	--
Bala Balamurali	--	--	--	--	--	--	--
Nelson Wu	75,000 (1)	--	--	--	--	--	75,000
Michael Hosking	75,000 (1)	--	--	--	--	--	75,000

(1)	To be paid by the issuance of shares of common stock in 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 1, 2011, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 643,215,972 shares of common stock outstanding.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Knightsbridge Estates	Common Stock	111,806,534	17.4%
26 Oakley HS 103 Sloane
London, UK

Goh Wan Nee	Common Stock	61,897,500	9.6%
100-2 Seri Duta 1
Jalan Gallagher Tmn Duta
Kuala Lumpur Malaysia

Devika Maria Dutt	Common Stock	48,806,527	7.6%
711/32 Green Hill
Povori Gova
India

Infinity Wealth Management	Common Stock	44,100,000	6.9%
3905 2 Exchange Square
Central, Hong Kong

Purpose Win Entertainment	Common Stock	42,098,322	6.5%
Room 3713 99 Queens Road
Central Hong Kong

Putian International Pte. Ltd.	Common Stock	42,000,000	6.5%
Ngee Ann City Tower B
391 B Orchard Road
#23 - 01
Singapore 238874

Named Executive Officers and Directors:
Bala Balamurali	Common Stock	10,741,272	1.7%
13 Spottiswoode Park Road Singapore 088640

Sarocha Hatthasakul	Common Stock	-	*
13 Spottiswoode Park Road Singapore 088640

Nelson Wu	Common Stock	1,071,427	*
13 Spottiswoode Park Road Singapore 088640

Michael Hosking	Common Stock	1,071,427	*
13 Spottiswoode Park Road Singapore 088640

Name of Person or Group	Nature of Ownership	Amount	Percent

Viji Rajasundram	Common Stock	-	*
13 Spottiswoode Park Road Singapore 088640

All Executive Officers and Directors as a Group (5 persons):	Common Stock	12,884,126	2.0%
	Total	12,884,126	2.0%
____________
*	Less than 1%.

Equity Compensation Plan

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders.  The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	2,768,934	$0.042	--
Total	2,768,934	$0.042	--

Of these options, 2,488,535 are vested, have exercise prices of $0.042, and expire in 2014, and 2,184 are vested, have an exercise price of $0.008, and expire in 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, we incurred consulting fees of $203,665 with an officer and director.

During the years ended December 31, 2010 and 2009, an affiliated company advanced net funds and services in the amount of $780,368 and $412,736, respectively, of which $472,806 is included in amounts due to stockholder.  During the year ended December 31, 2010, a previous balance owing of $125,282 was converted into a promissory note payable and $445,423 was settled through conversion to 6,248,417 shares of common stock.

During the year ended December 31, 2009, we incurred consulting fees and related expenses to a company controlled by a former director of $50,400.

During the year ended December 31, 2009, we acquired services from two affiliated companies controlled by a former director and former officer in the amount of $63,035.

During the year ended December 31, 2009, we acquired services from a former officer in the amount of $7,599.

During the year ended December 31, 2009, we acquired services from a company controlled by a former officer in the amount of $618.

During the year ended December 31, 2009, a former director advanced $26,260.

Independent Directors

Under the definition of independent directors found in Nasdaq Rule 5606(a)(2), which we have chosen to apply, we currently have two independent directors, and two of the directors who served during 2010 were independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Audit Fees	$108,548	$57,534

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$108,548	$57,534

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2010.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization Arrangement, Liquidation, or Succession

2.01	Stock Purchase Agreement between Mobiclear Inc. and Whitefields Capital Limited entered November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

2.02	Stock Purchase Agreement between Intelligent Communication Enterprise Corporation and Whitefields Capital Limited entered January 20, 2010	Incorporated by reference from the Current Report on Form 8-K filed January 22, 2010

2.03	Sale and Purchase Agreement between Intelligent Communication Enterprise Corporation and Power Centre Holdings Limited dated June 11, 2010	Incorporated by reference from the Current Report on Form 8-K filed June 17, 2010

Item 3	Articles of Incorporation and Bylaws

3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

Exhibit Number	Title of Document	Location

3.21	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 4, 2006

3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

3.23	Amendment to Articles of Incorporation as filed September 22, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed October 29, 2009

3.24	Amendment to Articles of Incorporation as filed November 30, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed December 30, 2009

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Item 10	Material Contracts

10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings, Limited, warrant holders) with schedule	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

10.22	Convertible Promissory Note dated September 1, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 8, 2009

10.23	Employment Agreement between Mobiclear Inc. and Luther Jao dated September 14, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 18, 2009

10.24	Convertible Promissory Note dated November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

Exhibit Number	Title of Document	Location

10.25	Employment Agreement between Intelligent Communication Enterprise Corporation and Sarocha Hatthasakul dated May 25, 2010	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2010

10.26	Employment Agreement between Intelligent Communication Enterprise Corporation and Bala Balamurali dated January 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed January 4, 2011

10.27	Tenancy Agreement made between Teoh Boon Seng & Goh Soo Hor (f) and Radius-ED Sdn Bhd	This filing

Item 14.	Code of Ethics

14.01	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21.	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
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

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: April 15, 2011	By:	/s/ Bala Balamurali
Bala Balamurali
President and Principal Executive Officer

Date: April 15, 2011	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 15, 2011

/s/ Bala Balamurali
Bala Balamurali President, Chief Executive Officer, and Director

/s/ Nelson Wu
Nelson Wu, Director

/s/ Michael Hosking
Michael Hosking, Director

/s/ Viji Rajasundram
Viji Rajasundram, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Intelligent Communication Enterprise Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Communication Enterprise Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Communication Enterprise Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, and has negative working capital and an accumulated deficit at December 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2011

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets

Current assets:
Cash	$186,966	$620,412
Restricted cash	-	152,392
Accounts receivable, net	1,412,733	1,782,553
Prepaid expenses and deposits	78,559	198,161
Note receivable	500,000	-
Income taxes receivable	10,771	14,108
Total current assets	2,189,029	2,767,626
Property and equipment, net	369,975	784,702
Intangible assets, net	3,966,879	2,037,291

Total assets	$6,525,883	$5,589,619

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,522,384	$2,296,860
Accrued expenses	755,403	1,166,916
Accrued compensation	492,734	6,996
Customer deposits and deferred revenue	247,216	459,386
Amounts due to stockholder	472,806	515,061
Promissory note	17,352	17,352
Convertible notes payable, net of discounts	-	1,787,454
Total current liabilities	3,507,895	6,250,025

Stockholders' Equity (Deficiency)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2009 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 640,023,118 shares (2009 - 436,667,826)	64,000	43,665
Additional paid-in capital	25,532,084	15,315,676
Accumulated deficit	(22,737,828)	(15,955,706)
Accumulated other comprehensive income (loss)	159,732	(64,041)
Total stockholders' equity (deficiency)	3,017,988	(660,406)
Total liabilities and stockholders' equity (deficiency)	$6,525,883	$5,589,619

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	2010	2009

Revenue	$8,935,320	$9,659,154
Cost of revenue	7,231,471	7,776,285
Gross margin	1,703,849	1,882,869

Expenses:
General and administrative	8,294,581	5,333,195
Impairment loss	3,175,856	-
Total operating expenses	11,470,437	5,333,195
Loss from operations	(9,766,588)	(3,450,326)

Other income and expense:
Interest expense	(10,185)	(65,905)
Interest expense - related parties	(95,810)	(199,345)
Interest income	941	9,451
Gain from retraction of shares for acquisition	3,089,520	-
Total other income (expense)	2,984,466	(255,799)

Net loss	$(6,782,122)	$(3,706,125)

Loss per share - basic and diluted	$(0.01)	$(0.09)

Weighted average number of shares outstanding	605,850,878	41,067,705

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the years ended December 31, 2010 and 2009
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2008	2,366,973	$237	$10,826,423	$(12,249,581)	$25,332	$(1,397,589)
Net loss	-	-	-	(3,706,125)	-	(3,706,125)
Foreign currency translations	-	-	-	-	(89,373)	(89,373)
Comprehensive loss						(3,795,498)
Adjust for shares issued on 2008 reverse split	1,344	-	-	-	-	-
Adjust for shares issued on 2009 reverse split	144,235	14	(14)	-	-	-
Conversion of equity lines of credit	7,332,213	733	416,916	-	-	417,649
Common stock issued for services	3,486,000	349	212,651	-	-	213,000
Common stock issued for settlement of debt	21,875,420	2,188	939,696	-	-	941,884
Common stock issued for conversion of convertible notes payable	21,655,032	2,163	406,181	-	-	408,344
Common stock issued for acquisition of subsidiary	379,787,226	37,979	2,370,855	-	-	2,408,834
Common stock issued for exercise of options	19,383	2	30	-	-	32
Options issued to related party for services	-	-	92,213	-	-	92,213
Beneficial conversion feature of convertible notes payable	-	-	50,725	-	-	50,725
Balance December 31, 2009	436,667,826	43,665	15,315,676	(15,955,706)	(64,041)	(660,406)

Net loss	-	-	-	(6,782,122)	-	(6,782,122)
Foreign currency translations	-	-	-	-	223,773	223,773
Comprehensive loss						(6,558,349)
Common stock issued for services provided	18,270,000	1,827	1,241,073	-	-	1,242,900
Common stock issued for acquisition of subsidiary	202,613,061	20,261	9,579,739	-	-	9,600,000
Common stock issued for acquistion, retracted	(52,920,000)	(5,292)	(3,084,228)	-	-	(3,089,520)
Common stock issued for conversion of convertible notes payable	29,143,814	2,914	1,998,497	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	6,248,417	625	444,798	-	-	445,423
Options issued to related parties for services	-	-	14,420	-	-	14,420
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance December 31, 2010	640,023,118	$64,000	$25,532,084	$(22,737,828)	$159,732	$3,017,988

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	2010	2009
Cash provided by (used in):

Operating activities:
Net loss for the year	$(6,782,122)	$(3,706,125)
Adjustment to reconcile net loss for the year to
net cash used in operating activities:
Depreciation of property and equipment	500,100	543,950
Amortization of intangible assets	3,081,710	986,902
Impairment loss	3,175,856	-
Gain from retraction of shares	(3,089,520)	-
Equity line of credit discount	-	24,706
Commissions paid on equity line of credit	-	60,000
Common stock issued for services	1,242,900	213,000
Options issued to related parties for services	14,420	92,213
Amortization of debt discounts and beneficial conversion
features of convertible loans	22,109	185,794
Changes in assets and liabilities, net
of effects of acquisition and disposition of subsidiaries:
Accounts receivable	284,845	(587,410)
Prepaid expenses and deposits	126,712	46,306
Income taxes receivable	3,337	-
Accounts payable	413,399	780,149
Accrued expenses	(387,970)	106,185
Customer deposits and revenue in advance	(212,170)	305,164
Accrued compensation	585,334	159,636
Net cash used in operating activities	(1,021,060)	(789,530)

Investing activities:
Purchase of property and equipment	(29,427)	(47,105)
Cash component upon acquisition / disposition	(2,306)	677,250
Decrease (increase) in restricted cash	152,392	(152,392)
Net cash provided by investing activities	120,659	477,753

Financing activities:
Proceeds from exercise of options	-	32
Proceeds from equity lines of credit, net of commissions	-	80,000
Repayment of equity line of credit	-	(40,000)
Proceeds from advance from director	-	26,260
Proceeds from advance from directors of subsidiary
prior to acquistion	-	460,532
Repayment of advances to employees	29,938	-
Proceeds from advance from affiliated company	528,450	412,736
Net cash provided by financing activities	558,388	939,560

Increase in cash during the year	(342,013)	627,783
Foreign exchange effect on cash	(91,433)	(21,509)

Cash at beginning of the year	620,412	14,138

Cash at end of the year	$186,966	$620,412

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2010 and 2009

Supplementary Information:
	2010	2009

Interest paid	$-	$98
Income taxes paid	-	-

Non-cash transactions:
Convertible note payable issued for settlement
of accounts payable, accrued expenses, advances to related parties	-	829,187
Promissory note payable issued for settlement of equity line of credit	-	17,352
Beneficial conversion feature issued with
convertible notes payable	-	50,725
Common stock issued for settlement of
accounts payable and accrued expenses	-	112,697
Common stock converted for settlement of
equity lines of credit	-	417,649
Common stock issued for acquisition of subsidiary	9,600,000	2,408,834
Sale of shares of Radius-ED Ltd. for note receivable	500,000	-
Common stock issued for conversion of convertible notes payable	2,001,411	-
Common stock issued for settlement of amounts due to stockholder	445,423	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in three business segments – iCEmms (mobile-messaging services), iCEsync (multimedia solutions to mobile communities), and iCEmat (mobile-authentication technologies).

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 379,787,226 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009.  As such, the financial information for the 2009 fiscal year reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 149,693,061 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method required by FASB Topic 805, Business Combinations.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of December 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or if available, on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2009 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries: Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, ICE Mobile Sdn Bhd., and Radius-ED Inc.  For 2010, the consolidated financial statements include all of the aforementioned companies and Solesys S.A. and ICE Messaging Pte. Ltd.  Operations of Radius-ED Limited, Radius-ED Inc., Mobiclear, Inc. (Philippines), and Solesys S.A. have been included up to the time of divestiture.  All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Malaysia and Singapore.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from providing mobile-messaging services to customers and are recorded at their principal amounts.  Receivables are considered past-due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $62,136 at December 31, 2010, and $137,300 at December 31, 2009.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At December 31, 2010, three customers accounted for 42% of the net accounts receivable balance, and as at December 31, 2009, one customer accounted for 35% of the net accounts receivable.

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

Amortization of leasehold improvements is included with depreciation.  Repairs and maintenance costs are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of two to three years.  As of December 31, 2010, amortization expense was $3,081,710 and accumulated amortization was $4,098,298.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the years ended December 31, 2010 and 2009, there have been no software development costs capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the year ended December 31, 2010, the Company has charged operations with an impairment loss of $3,175,856, of which $668,456 was associated with management’s assessment of the impairment of customer and reseller relationships and supplier contracts and $2,507,400 was associated with intangible assets acquired in 2010 (see note 3).  During the year ended December 31, 2009, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue, which includes charges on a transactional basis and support fees, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the aggregator or end user.  ICE Mobile provides operators with the “SMS Gateway,” which is the infrastructure acting as the intermediary between the mobile operators’ short-message service, or SMS, centers and the content providers’ mobile content applications.  Customers are the mobile operators’ fixed and mobile subscribers who utilize the content, which is data ranging from entertainment to information that customers can access and receive by SMS.  Revenue is recognized based on the number of mobile terminating or transmitted messages from the SMS center and/or SMS Gateway to the cellular handset.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during 2010 and 2009.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended December 31, 2010 and 2009, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, notes receivable, accounts payable, accrued expenses, and notes payable.  The carrying values of these financial instruments approximate their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Reclassifications

Certain amounts from the December 31, 2009, consolidated financial statements have been reclassified to conform with the current year’s presentation.

Note 2.  Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  The adoption has not had a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“Update 2009-05”).  Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  On November 1, 2009, the Company adopted Update 2009-05.  There was no significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for fiscal years ending after December 15, 2010.  The adoption has not had a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued guidance to enhancement disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010.  The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010.  The adoption has not had a material effect on the Company’s consolidated financial statements.

Note 3.  Business Combinations

Acquisition of Solesys S.A.

On January 20, 2010, the Company acquired all of the stock of Solesys S.A. (“Solesys”) in a purchase agreement that required the issuance of 28,944,723 shares of common stock (202,613,061 post-split shares) of the Company with a fair value of $9.6 million.  The primary assets of Solesys were intangible assets represented by two completed software products that broadened the Company’s technology solutions, which had a fair value of $7 million at the date of acquisition, and a number of incomplete products, valued at $2.6 million at the acquisition.  With respect to the incomplete products, there was agreement that the vendors of Solesys would assist in completing their development.  Subsequent to the acquisition and following the post-acquisition measurement period as provided by the accounting standards relative to acquisition accounting, the Company and the former shareholders of Solesys determined that further development of the incomplete software products would not be completed and agreement was reached whereby the former shareholders would return to the Company 7,560,000 shares (52,920,000 post-split-shares) of the purchase price.  The fair value of the shares returned to the Company was $3,089,520 as of the effective date of the return, which amount has been recorded as a gain consistent with accounting standards relative to acquisition accounting.  Further, the Company considered the incomplete software products impaired and recognized an impairment loss of $2,507,400, representing the carrying amount of the intangible asset at that date.

In December 2010, the two acquired software products were transferred from Solesys to the parent company, and the Solesys corporate vehicle, including all its remaining assets and liabilities, was sold back to the original shareholders for a nominal amount of $1.  The sale of Solesys resulted in an immaterial gain.

The financial information for the year ended December 31, 2010, reflects the financial results of the combined entities, effective from January 20, 2010, through the sale in December 2010.

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

Unaudited pro forma results of the Company for the year ended December 31, 2009, as if the acquisition occurred on January 1, 2009, after giving effect to certain acquisition accounting adjustments, are stated below.  These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period:

	Intelligent Communication Enterprise Actual 1/1/2009 to 12/31/2009	Solesys 1/1/2009 to 12/31/2009	Pro Forma
Revenue	$ 9,659,154	$ 311,352	$ 9,970,506
Net income (loss) for the period	(3,706,125)	(3,197,387)	(6,903,512)
Loss per share – basic and diluted	$(0.09)		$(0.04)

Note 4.  Note Receivable

During the year ended December 31, 2010, the Company undertook an internal restructuring of its operations and certain tangible and intangible assets.  Following this internal restructuring, effective June 11, 2010, the Company sold 100% of the shares of Radius-ED Limited and Radius-ED Inc. to a third party in exchange for a note receivable of $500,000.  Assets remaining in the entities sold consisted of a processing license and a portion of the Company’s customer list and supplier relationships.  Liabilities remaining in the entities sold consisted of accounts payable and accrued expenses of $1,097,149.  This sale did not result in a material gain or loss.

The consolidated statement of operations for the year ended December 31, 2010, includes the results of Radius-ED Ltd. and Radius-ED Inc. through the date of the sale.

Note 5.  Property and Equipment, net

Property and equipment consist of the following:

	2010	2009
Furniture, computer equipment and software	$2,791,700	$2,509,238
Leasehold improvements	48,630	48,736
Vehicle	-	54,094
	2,840,330	2,612,068
Less accumulated depreciation	(2,470,355)	(1,827,366)

Property and equipment, net	$369,975	$784,702

Depreciation expense for 2010 and 2009 was $500,100 and $543,950, respectively.

Note 6.  Intangible Assets

Intangible assets consist primarily of software development costs, customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit:

	December 31, 2010	December 31, 2009
Customer and reseller relationships	$655,955	$1,271,113
Supplier contracts	1,062,852	1,779,558
Intellectual property	6,346,370	--
	8,065,177	3,050,671
Less accumulated amortization	(4,098,298)	(1,013,380)

Intangible assets, net	$3,966,879	$2,037,291

Amortization expense for the years ended December 31, 2010 and 2009, was $3,081,710 and $986,902, respectively.

An impairment loss of $3,175,856 has been recorded for the year ended December 31, 2010, of which $668,456 was associated with management’s assessment of the impairment of customer and reseller relationships and supplier contracts and $2,507,400 was associated with intangible assets acquired in 2010.

The net book value of intangible assets will be fully amortized during the year ending December 31, 2011.

Note 7.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of December 31, 2010.

Note 8.  Convertible Notes Payable

During the year ended December 31, 2010, $1,912,736 of convertible promissory notes and $88,675 of related accrued interest payable were converted into 29,178,814 fully paid and nonassessable shares of common stock of the Company.

Note 9.  Related-Party Transactions

During the year ended December 31, 2009, the Company incurred consulting fees of $203,665 with an officer and director of the Company.

During the years ended December 31, 2010 and 2009, an affiliated company advanced net funds and services in the amount of $780,368 and $412,736, respectively, of which $472,806 is included in amounts due to stockholder.  During the year ended December 31, 2010, a previous balance owing of $125,282 was converted into a promissory note payable and $445,423 was settled through conversion to 6,248,417 shares of common stock.

During the year ended December 31, 2009, the Company incurred consulting fees and related expenses to a company controlled by a former director of $50,400.

During the year ended December 31, 2009, the Company acquired services from two affiliated companies controlled by a former director and former officer of the Company in the amount of $63,035.

During the year ended December 31, 2009, the Company acquired services from a former officer of the Company in the amount of $7,599.

During the year ended December 31, 2009, the Company acquired services from a company controlled by a former officer of the Company in the amount of $618.

During the year ended December 31, 2009, a former director of the Company advanced $26,260.

Note 10.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of December 31, 2010 and 2009.

Common Stock

The Company is authorized to issue 250 billion shares of common stock, par value of $0.0001.

On December 15, 2010, the Board of Directors approved the forward-split of the issued and outstanding common stock on the basis of seven new shares for each share, effective upon the approval of the regulatory authorities.  The Company’s common stock was forward-split effective as of December 30, 2010.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the year ended December 31, 2010, the Company:

•	issued 16,800,000 shares of common stock for services received with a fair value of $1,140,000;

•	issued 202,613,061 shares of common stock for the acquisition of all the outstanding shares of Solesys with a fair value of $9,600,000;

•	retracted 52,920,000 shares of common stock, with a fair value of $3,089,520, related to the acquisition of Solesys (see note 3);

•	issued 1,470,000 shares of common stock for services received with a fair value of $102,900;

•	issued 29,143,814 shares of common stock for convertible promissory notes in the amount of $1,912,736 and accrued interest in the amount of $88,675; and

•	issued 6,248,417 shares of common stock in settlement of $445,423 due to a stockholder.

During the year ended December 31, 2009, the Company:

•	issued 4,256,721 shares of common stock for conversion of $277,649 owed on equity line of credit advances received during 2008;

•	issued 3,075,492 shares of common stock for conversion of $140,000 owed on equity lines of credit advances received in 2009;

•	issued 3,486,000 shares of common stock for services with a fair value of $213,000;

•	issued 896,000 shares of common stock for settlement of debt with a total fair value of $112,697;

•	issued 19,383 shares of common stock for the exercise of options with an aggregate conversion amount of $32;

•	issued 20,979,420 shares of common stock on the conversion of a consolidated convertible note with a fair value of $829,187;

•	issued 21,655,032 shares of common stock on the conversion of convertible notes payable with a fair value of $408,344; and

•	issued 379,787,226 shares of common stock for the acquisition of all the outstanding shares of Radius with a fair value of $10 million.

Stock Purchase Warrants

At December 31, 2010, the Company had reserved 54,488 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

308	$ 71.43	2011
280	82.14	2011
1,400	571.43	2012
17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the year ended December 31, 2010.

Note 11.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of December 31, 2010, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2008	22,008
to an employee on May 1, 2009, fair value $96	840	$0.0003
options forfeited	(1,260)	0.095
options exercised	(19,404)	0.0001
to employees on November 12, 2009, fair value of $92,117	4,772,250	0.042

Outstanding at December 31, 2009	4,774,434	$0.042
Options forfeited	(2,005,500)	0.042
Outstanding at December 31, 2010	2,768,934	$0.042

The following table summarizes stock options outstanding at December 31, 2010:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2010	(Years)	2010	2010
$0.008	2,184	1.58	2,184	$ 147
0.042	2,766,750	3.83	2,488,535	167,087

During the year ended December 31, 2010, no options were exercised and 2,005,500 options were forfeited.

At December 31, 2010, 2,768,934 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted in 2009 were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Compensation expense included in the statement of operations related to the fair value of options issued during the years ended December 31, 2010 and 2009, is $14,420 and $92,213, respectively.

Note 12.  Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of December 31, 2010, the Company had federal net operating losses of approximately $6,130,000 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2022.  In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately U.S. $5,841,000 available for future deductions from taxable income derived in the United Kingdom, which do not expire, and the Malaysian subsidiary has non-capital losses of approximately $200,000.  The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.  The tax years 2006 through 2010 remain open to examination by federal authorities and other jurisdictions in which the Company operates.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2010	2009
Deferred tax assets
Net operating loss carryforwards – United States	$2,084,000	$1,902,000
Net operating loss carryforwards – Foreign	1,675,000	1,731,000
Valuation allowance	(3,759,000)	(3,633,000)
Net deferred tax assets	$--	$--

The increase in the valuation allowance was $126,000 for 2010 and $497,000 for 2009.

The difference between the U.S. statutory federal tax rate of 34% in 2010 and 2009 and the provision for income tax of zero recorded by the Company are primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Note 13.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As at December 31, 2010, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $161,337 and $138,395, for the years ended December 31, 2010 and 2009, respectively.  Future lease commitments for 2011 total $60,893.

Note 14.  Segment Information

We operate on a global platform and as such have structured our operations in three lines of business, each encompassing global business: (1) corporate and iCEmms (mobile-messaging services); (2) iCEsync (multimedia solutions to mobile communities); and (3) iCEmat (mobile-authentication technologies).  Our summary financial information by segment for the years ended December 31, 2010 and 2009, as taken from the internal management reports, is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue
iCEmat	$-	$-
iCEmms	8,855,053	9,659,154
iCEsync	80,267
	$8,935,320	$9,659,154
Loss
iCEmat	$(20,215)	$(1,488,443)
iCEmms	(3,527,342)	(2,217,682)
iCEsync	(3,234,565)	-
	$(6,782,122)	$(3,706,125)
Assets		-
iCEmat	$502,500	$5,478
iCEmms	2,523,384	5,584,141
iCEsync	3,499,999	-
	$6,525,883	$5,589,619

Revenues are attributed to geographical region based on location of customer.

	Year Ended December 31		Long-lived Assets
	2010	2009	2010	2009
Revenues
Asia	$$6,152,354	$$3,998,890	$$4,336,854	$$2,821,993
Europe	2,782,966	5,660,264	-	-
All other regions	-	-	-	-
	$$8,935,320	$$9,659,154	$$4,336,854	$$2,821,993

Note 15.  Subsequent Events

Subsequent to December 31, 2010, the Company issued 3,192,854 shares of common stock in satisfaction of $225,000 of accrued compensation.