Form 10-Q
period 2011-03-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2011-05-16
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2011, the issuer had one class of common stock, with a par value of $0.0001, of which 535,828,074 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at March 31, 2011, and
	December 31, 2010	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended March 31, 2011 and 2010	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Loss for the Periods Ended March 31, 2011	5
	and December 31, 2010
	Unaudited Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2011 and 2010	6
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4:	Controls and Procedures	19

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6:	Exhibits	20

	Signatures	21

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(unaudited)

	2011	2010
Assets

Current assets:
Cash	$289,583	$186,966
Accounts receivable, net	1,810,499	1,412,733
Prepaid expenses and deposits	91,144	78,559
Note receivable	500,000	500,000
Income taxes receivable	10,971	10,771
Total current assets	2,702,197	2,189,029

Property and equipment, net	303,475	369,975
Intangible assets, net	2,975,159	3,966,879

Total assets	$5,980,831	$6,525,883

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,135,969	$1,522,384
Accrued expenses	529,897	755,403
Accrued compensation	326,889	492,734
Customer deposits and deferred revenue	264,983	247,216
Amounts due to stockholder	616,451	472,806
Promissory note	17,352	17,352
Total current liabilities	3,891,541	3,507,895

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2010 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 643,688,472 shares (2010 - 640,023,118)	64,366	64,000
Additional paid-in capital	25,785,068	25,532,084
Accumulated deficit	(23,914,966)	(22,737,828)
Accumulated other comprehensive income	154,822	159,732
Total stockholders' equity	2,089,290	3,017,988
Total liabilities and stockholders' equity	$5,980,831	$6,525,883

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(unaudited)
	2011	2010

Revenue	$2,847,872	$2,502,173

Cost of revenue	2,205,262	2,056,877
Gross margin	642,610	445,296

Expenses:
General and administrative	1,815,012	3,247,545
Loss from operations	(1,172,402)	(2,802,249)

Other income and expense:
Interest expense	(4,736)	(1,379)
Interest expense - related parties	-	(48,554)
	(4,736)	(49,933)

Net loss for the period	$(1,177,138)	$(2,852,182)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	640,732,641	491,425,473

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the three months ended March 31, 2011 and the year December 31, 2010
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2009	436,667,826	43,665	15,315,676	(15,955,706)	(64,041)	(660,406)

Net loss	-	-	-	(6,782,122)	-	(6,782,122)
Foreign currency translations	-	-	-	-	223,773	223,773
Comprehensive loss						(6,558,349)
Common stock issued for services provided	18,270,000	1,827	1,241,073	-	-	1,242,900
Common stock issued for acquisition of subsidiary	202,613,061	20,261	9,579,739	-	-	9,600,000
Common stock issued for acquistion, retracted	(52,920,000)	(5,292)	(3,084,228)	-	-	(3,089,520)
Common stock issued for conversion of convertible notes payable	29,143,814	2,914	1,998,497	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	6,248,417	625	444,798	-	-	445,423
Options issued to related parties for services	-	-	14,420	-	-	14,420
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance December 31, 2010	640,023,118	64,000	25,532,084	(22,737,828)	159,732	3,017,988

Net Loss	-	-	-	(1,177,138)	-	(1,177,138)
Foreign currency translations	-	-	-	-	(4,910)	(4,910)
Comprehensive loss						(1,182,048)

Common stock issued for settlement of amounts owing to related parties	3,192,854	319	224,681	-	-	225,000
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350

Balance March 31, 2011	643,688,472	$64,366	$25,785,068	$(23,914,966)	$154,822	$2,089,290

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Cash provided by (used in):

Operating activities:
Net loss for the period	$(1,177,138)	$(2,852,182)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	79,267	117,135
Amortization of intangible assets	991,720	1,033,886
Common stock issued for services	-	1,140,000
Amortization of debt discounts and beneficial conversion
of convertible loans	-	22,109
Changes in operating assets and liabilities
net of effects of acquistions:
Accounts receivable	(397,766)	(356,506)
Prepaid expenses and deposits	(12,585)	14,388
Income taxes receivable	(200)	3,968
Accounts payable	613,585	850,349
Accrued expenses	(225,506)	(139,440)
Customer deposits and deferred revenue	17,767	(251,494)
Accrued compensation	59,155	93,713
Net cash used in operating activities	(51,701)	(324,074)

Investing activities:
Purchase of property and equipment	(8,262)	-
Cash component upon acquisition	-	28,617
Increase in restricted cash	-	(6,971)
Net cash provided by (used in) investing activities	(8,262)	21,646

Financing activities:
Repayment of advances to employees	-	28,477
Proceeds from advance from affiliated company	162,700	221,737
Net cash provided by financing activities	162,700	250,214

Increase in cash during the period	102,737	(52,214)
Foreign exchange effect on cash	(120)	(139,262)

Cash at beginning of the period	186,966	620,412

Cash at end of the period	$289,583	$428,936

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2011 and 2010
(unaudited)

Supplementary Information:

	2011	2010

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for acquisition of subsidiary	-	9,600,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) is in the integrated mobile communications business.  The Company operates in three business segments – iCEmms (mobile-messaging services), iCEsync (multimedia solutions to mobile communities, including our Modizo business), and iCEmat (mobile-authentication technologies) (see Note 1).

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 379,787,226 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition has been recorded using the pooling-of-interest method effective as of January 1, 2009, in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 149,693,061 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses and has negative working capital as of March 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  It is the Company’s intention to raise additional equity to finance the further development of markets for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2010 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, ICE Mobile Sdn Bhd., and Radius-ED Inc., Solesys S.A., and ICE Messaging Pte. Ltd.  Operations of Radius-ED Limited, Radius-ED Inc., Mobiclear, Inc. (Philippines), and Solesys S.A. have been included up to the time of divestiture.  The 2011 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear Inc. (British Virgin Islands), ICE Mobile Sdn. Bhd., and ICE Messaging Pte. Ltd.

All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Malaysia and Singapore.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result primarily from provision of mobile-messaging services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There is an allowance for doubtful accounts of $62,510 at March 31, 2011, and $62,136 at December 31, 2010.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.  At March 31, 2011, two customers accounted for 47% of the net accounts receivable balance, and as at December 31, 2010, three customers accounted for 42% of the net accounts receivable.

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

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment and software, and leasehold improvements that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture, seven years; computer equipment, five years; computer equipment and software, three years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the three-month periods ended March 31, 2011 and 2010, software development costs of $8,262 and $nil, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three-month periods ended March 31, 2011 and 2010, no potential impairment losses related to the Company’s long-lived assets were identified.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three-month periods ended March 31, 2011 and 2010.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three-month periods ended March 31, 2011 and 2010, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Note Receivable

The note receivable is due in full by June 11, 2011.

Note 3.  Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Furniture, computer equipment and software	$ 2,846,406	$ 2,791,700
Leasehold improvements	49,533	48,630
	2,895,939	2,840,330
Less accumulated depreciation	(2,592,464)	(2,470,355)

Property and equipment, net	$ 303,475	$ 369,975

Note 4.  Intangible Assets

Intangible assets consist primarily of software development costs, customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.

	March 31, 2011	December 31, 2010
Customer and reseller relationships	$ 655,955	$ 655,955
Supplier contracts	1,062,852	1,062,852
Intellectual property	6,346,370	6,346,370
	8,065,177	8,065,177
Less accumulated amortization	(5,090,018)	(4,098,298)

Intangible assets, net	$ 2,975,159	$ 3,966,879

The net book value of intangible assets will be fully amortized during the year ending December 31, 2011.

Note 5.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of March 31, 2011.

Note 6.  Related-Party Transactions

During the three months ended March 31, 2011 and 2010, an affiliated company advanced net funds and services in the amount of $162,700 and $221,737, respectively, which is included in amounts due to stockholder.

Note 7.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of March 31, 2011 and 2010.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the three months ended March 31, 2011, the Company:

•	issued 3,192,854 shares of common stock as settlement of accrued compensation owing with a fair value of $225,000; and

•	issued 472,500 shares of common stock on the exercise of options to purchase 1,575,000 shares of common stock, after giving effect to the reverse stock split and using the cashless method.

Stock Purchase Warrants

At March 31, 2011, the Company had reserved 54,488 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

308	$ 71.43	2011
280	82.14	2011
1,400	571.43	2012
17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the three months ended March 31, 2011.

Note 8.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.  Stock options generally have a three- to five-year contractual term, vest over a two- to three-year period, and forfeit 90 days after termination of employment.

A summary of the Company’s stock options as of March 31, 2011, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2010	2,768,934	$0.042
Options exercised	(1,575,000)	0.042
Outstanding at March 31, 2011	1,193,934	$0.042

The following table summarizes stock options outstanding at March 31, 2011:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2011	(Years)	2011	2011
$0.008	2,184	1.33	2,184	$ 131
0.042	1,191,750	3.58	913,535	54,812

During the three months ended March 31, 2011, options to purchase 1,575,000 shares of common stock were exercised and no options were forfeited.

At March 31, 2011, 1,193,934 shares of common stock were reserved.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

There were no options issued during the three months ended March 31, 2011 and 2010.

Note 9.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of March 31, 2011, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $33,240 and $38,222, for the three months ended March 31, 2011 and 2010, respectively.  Future lease commitments for 2011 total $39,768.

Note 10.  Segment Information

We operate on a global platform and as such have structured our operations in three lines of business, each encompassing global business: (1) corporate and iCEmms (mobile-messaging services); (2) iCEsync (multimedia solutions to mobile communities); and (3) iCEmat (mobile-authentication technologies).  Our summary financial information by segment for the three months ended March 31, 2011 and 2010, as taken from the internal management reports, is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue
iCEmat	$ -	$ -
iCEmms	2,847,872	2,422,914
iCEsync	-	79,259
	$ 2,847,872	$ 2,502,173

Loss	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
iCEmat	$ (896)	$ (1,067)
iCEmms	(143,418)	(1,963,658)
iCEsync	(1,032,824)	(887,457)
	$(1,177,138)	$(2,852,182)

Assets
iCEmat	$ 502,500	$ 502,500
iCEmms	2,825,512	2,523,384
iCEsync	2,652,819	3,499,999
	$ 5,980,831	$ 6,525,883

Revenues are attributed to geographical region based on location of customer.

	Three Months Ended March 31		Long-lived Assets
	2011	2010	2011	2010
Revenues
Asia	$2,347,676	$1,243,549	$3,278,634	$4,336,854
Europe	500,196	1,258,624	-	-
All other regions	-	-	-	-
	$2,847,872	$2,502,173	$3,278,634	$4,336,854

Note 11.  Subsequent Events

Subsequent to March 31, 2011:

•
The Company entered into an agreement, and completed the transaction, to sell two of its subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd., which comprise all of the Company’s messaging business (iCEmms) operations, assets, and liabilities.  Consideration received comprised of $2.0 million in cash and the return of 110 million shares of the Company’s common stock, which had a fair value of $2.75 million as of the date of the closing on May 10, 2011.  A balance of $370,000 will be received upon the buyer’s satisfaction of assets received and liabilities assumed.  The buyer had previously acquired the 110 million shares of the Company’s stock in a private transaction and these shares have been cancelled and the amount returned to the Company’s authorized but unissued shares.  The revenues and assets attributable to the iCEmms division are as indicated in Note 10 to these consolidated financial statements.

Upon completion of the sale, the results of operations of the messaging business (iCEmms) will be classified as discontinued operations.  The Company expects to record a gain of approximately $4.3 million in the second quarter.

•	The Company issued 2,139,602 shares of common stock of the Company as settlement for accrued compensation owing with a fair value of $117,916.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2011 and 2010, and our annual report on Form 10-K for the year ended December 31, 2010, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three months ended March 31, 2011, we continued to expand the iCEmms division.  While we managed to increase our gross profit slightly, the business is still very competitive.

Subsequent to March 31, 2011, we received an offer to purchase our iCEmms division, consisting of our two wholly owned subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd., for cash of $2.37 million and the return and cancellation of 110,000,000 shares of our common stock with a value of $2.75 million as of the closing date of May 10, 2011.  We agreed to sell the iCEmms division because the profit margins have been diminishing over the period of time that we have operated the business as more, larger, and better-funded businesses have entered into this market.  We believe that the completion of this transaction, together with the substantial improvement to our financial position, will allow us to focus on our Modizo business.  It is expected that the Modizo business will commence generating revenue in the second quarter.

Results of Operations

Comparison of the Three Months Ended March 31, 2011,
with the Three Months Ended March 31, 2010

Our gross revenue for the three-month period ended March 31, 2011, was $2,847,872, as compared to $2,502,173 for the respective three-month period ended March 31, 2010, an increase of 13.8%.  This increase is due to increased business in our iCEmms division.  Our gross profit percentage rose to 22.6% for the three months ended March 31, 2011, as compared to 17.8% for the comparable period ended March 31, 2010.

Our operating expenses for the three months ended March 31, 2011, were $1,815,012, as compared to $3,247,545 for the comparable period ended March 31, 2010, a decrease of 45.0%.  This reflects the elimination of certain one-time consulting costs of $1,140,000 incurred during the three months ended March 31, 2010, and reduced amortization costs in the three months ended March 31, 2011.

Overall, we sustained a net loss of $1,177,138 for the three-month period ended March 31, 2011, as compared to a net loss of $2,852,182 in the corresponding period of the preceding year.

We had 28 full-time employees as of March 31, 2011.

Segment Information

We operate on a global platform and as such have structured our operations in three lines of business, each encompassing global business: (1) corporate and iCEmms (mobile messaging services); (2) iCEsync (multimedia solutions to mobile communities, including our Modizo business); and (3) iCEmat (mobile authentication technologies).  Our summary financial information by segment for the three months ended March 31, 2011 and 2010, as taken from the internal management reports, is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue
iCEmat	$ -	$ -
iCEmms	2,847,872	2,422,914
iCEsync	-	79,259
	$ 2,847,872	$ 2,502,173

Loss
iCEmat	$ (896)	$ (1,067)
iCEmms	(143,418)	(1,963,657)
iCEsync	(1,032,824)	(887,457)
	$(1,177,138)	$(2,852,182)

Assets
iCEmat	$ 502,500	$ 502,500
iCEmms	2,825,512	2,523,384
iCEsync	2,652,819	3,499,999
	$ 5,980,831	$ 6,525,883

Revenues are attributed to geographical region based on location of customer.

	Three Months Ended March 31		Long-lived Assets
	2011	2010	2011	2010
Revenues
Asia	$2,347,676	$1,243,549	$3,278,634	$4,336,854
Europe	500,196	1,258,624	-	-
All other regions	-	-	-	-
	$2,847,872	$2,502,173	$3,278,634	$4,336,854

Liquidity and Capital Resources

As of March 31, 2011, our current assets were $2,702,197, as compared to $2,189,029 at December 31, 2010.  As of March 31, 2011, our current liabilities were $3,891,541, as compared to $3,507,895 at March 31, 2010.  Operating activities used net cash of $51,701 for the three months ended March 31, 2011, as compared to using net cash of $324,074 for the three months ended March 31, 2010.

Net cash of $8,262 was spent on investing activities during the three months ended March 31, 2011, as compared to net cash of $21,646 provided by investing activities for the three months ended March 31, 2010.

Subsequent to March 31, 2011, we closed on the sale of our iCEmms division, which included the receipt of $2.37 million of cash as well as the assignment to the buyer of approximately $2.5 million of liabilities directly associated with the iCEmms division.

We have not yet determined the effect on our cash balances, but we do expect to have positive working capital after the transaction closes and we have paid other liabilities that were not included in the iCEmms division.

Net cash of $162,700 was provided by financing activities during the three months ended March 31, 2011, consisting of net advances from an affiliated company, as compared to net cash provided by financing activities of $250,214 during the comparable three-month period ended March 31, 2010, which consisted of net advances from an affiliated company of $221,737 and repayment of advances to employees of $28,477.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, we issued the following unregistered securities, which have not been previously reported, as follows:

•	On March 10, 2011, we issued 3,192,854 shares of common stock for settlement of accrued compensation with a fair value of $225,000.

•	On May 12, 2011, we issued 2,139,602 shares of common stock for settlement of accrued compensation with a fair value of $117,916.

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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: May 16, 2011	By:	/s/ Bala Balamurali
Bala Balamurali, President and
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer