Form 10-Q
period 2011-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2011-08-18
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-10822

Intelligent Communication Enterprise Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 High Street
Singapore	179435
(Address of principal executive offices)	(Zip Code)

+65 6595-6637
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 11, 2011, the issuer had one class of common stock, with a par value of $0.0001, of which 553,973,412 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at June 30, 2011, and
	December 31, 2010	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2011 and 2010	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency) and
	Comprehensive Loss for the Periods Ended June 30, 2011	5
	and December 31, 2010
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4:	Controls and Procedures	19

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6:	Exhibits	20

	Signatures	21

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(unaudited)

	2011	2010
Assets

Current assets:
Cash	$872,667	$66,249
Prepaid expenses and deposits	16,041	2,500
Note receivable	-	500,000
Total current assets	888,708	568,749

Property and equipment, net	25,736	21,643
Intangible assets, net	1,749,999	3,499,999
Assets of discontinued operations	-	2,435,492

Total assets	$2,664,443	$6,525,883

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$493,934	$400,804
Accrued expenses	65,911	46,337
Accrued compensation	81,389	439,144
Amounts due to stockholder	111,950	472,806
Promissory note	17,352	17,352
Liabilities of discontinued operations	-	2,131,452
Total current liabilities	770,536	3,507,895

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2010 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 536,275,956 shares (2010 - 640,023,118)	53,625	64,000
Additional paid-in capital	23,182,389	25,532,084
Accumulated deficit	(21,498,182)	(22,737,828)
Accumulated other comprehensive income	156,075	159,732
Total stockholders' equity	1,893,907	3,017,988
Total liabilities and stockholders' equity	$2,664,443	$6,525,883

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(unaudited)
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenue	$-	$-	$-	$77,389

Cost of revenue	-	-	-	-
Gross margin	-	-	-	77,389

Expenses:
General and administrative	1,991,766	716,632	3,249,038	3,080,878

Other income and expense:
Interest expense	(1,071)	(1,112)	(5,807)	(2,491)
Interest expense - related parties	-	(26,445)	-	(74,999)
	(1,071)	(27,557)	(5,807)	(77,490)

Loss from continuing operations	(1,992,837)	(744,189)	(3,254,845)	(3,080,979)

Discontinued operations (Note 2):
Income (loss) from discontinued operations	3,781	(164,484)	88,651	(679,877)
Gain on sale of discontinued division	4,405,840	-	4,405,840	-
Income (Loss) from discontinued operations	4,409,621	(164,484)	4,494,491	(679,877)

Net Income (Loss) for the period	$2,416,784	$(908,673)	$1,239,646	$(3,760,856)

Earnings (loss) per share
Continuing operations
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Discontinued operations
Basic	0.01	(0.00)	0.01	(0.00)
Diluted	0.01	(0.00)	0.01	(0.00)

Weighted average number of shares outstanding
Basic	583,590,508	603,710,121	612,003,723	581,866,789
Diluted	584,756,828	608,735,191	613,170,043	586,891,859

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss
For the six months ended June 30, 2011 and the year December 31, 2010
(unaudited)
	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficiency)

Balance December 31, 2009	436,667,826	43,665	15,315,676	(15,955,706)	(64,041)	(660,406)

Net loss	-	-	-	(6,782,122)	-	(6,782,122)
Foreign currency translations	-	-	-	-	223,773	223,773
Comprehensive loss						(6,558,349)
Common stock issued for services provided	18,270,000	1,827	1,241,073	-	-	1,242,900
Common stock issued for acquisition of subsidiary	202,613,061	20,261	9,579,739	-	-	9,600,000
Common stock issued for acquisition, retracted	(52,920,000)	(5,292)	(3,084,228)	-	-	(3,089,520)
Common stock issued for conversion of convertible notes payable	29,143,814	2,914	1,998,497	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	6,248,417	625	444,798	-	-	445,423
Options issued to related parties for services	-	-	14,420	-	-	14,420
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance December 31, 2010	640,023,118	64,000	25,532,084	(22,737,828)	159,732	3,017,988

Net Income	-	-	-	1,239,646	-	1,239,646
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive income						1,235,989

Common stock issued for settlement of amounts owing to related parties
- during the three months ended March 31, 2011	3,192,854	319	224,681	-	-	225,000
- during the three months ended June 30, 2011	1,420,531	142	78,613	-	-	78,755
Common stock issued for services provided
- during the three months ended June 30, 2011	1,166,953	117	55,733	-	-	55,850
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services			1,975	-	-	1,975
Return of common stock on disposal of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)

Balance June 30, 2011	536,275,956	$53,625	$23,182,389	$(21,498,182)	$156,075	$1,893,907

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(unaudited)

	2011	2010
Cash used in operating activities
of continuing operations:

Operating activities:
Net loss for the period from continuing operations	$(3,254,845)	$(3,080,979)

Adjustment to reconcile net loss from continuing operations
for the period to net cash used in operating activities:
Depreciation of property and equipment	4,170	7,953
Amortization of intangible assets	1,750,000	1,136,646
Provision for promissory note	500,000	-
Common stock issued for services	55,850	1,242,900
Options issued for services	1,975
Amortization of debt discounts and beneficial conversion
of convertible loans	-	22,109
Changes in operating assets and liabilities
net of effects of acquisitions:
Accounts receivable	-	(74,446)
Prepaid expenses and deposits	(13,541)	7,420
Accounts payable	93,130	136,738
Accrued expenses	19,574	(15,090)
Accrued compensation	(50,689)	92,515
Net cash used in operating activities
from continuing operations	(894,376)	(524,234)

Cash provided by investing activities
from continuing activities:
(Purchase) of property and equipment	(8,262)	-
Cash component upon acquisition	-	22,173
Proceeds from sale of division, net	2,088,358	-
Net cash provided by investing activities
from continuing operations	2,080,096	22,173

Cash flow from financing activities
from continuing operations:
Repayment of advances to employees	-	52,534
(Repayment to) proceeds from affiliated company, net	(360,856)	332,957
Net cash (used by) provided by financing activities
from continuing operations	(360,856)	385,491

Increase in cash during the period	824,864	(116,570)
Foreign exchange effect on cash	3,657	(49,980)
Net cash (used) provided by discontinued operations	(22,103)	188,530

Cash at beginning of the period	66,249	-

Cash at end of the period	$872,667	$21,980

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the three months ended June 30, 2011 and 2010
(unaudited)

Supplementary Information:

	2011	2010

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for acquisition of subsidiary	-	9,600,000
Common stock returned as part consideration for sale of mms division	2,750,000	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) has continuing operations providing multimedia content and solutions to mobile communities.  The iCEsync business using the Modizo.com platform will begin delivering content to subscribers in the third quarter of this fiscal year.

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

On May 10, 2011, Intelligent sold its mobile-messaging services (iCEmms) division for cash of $2,370,000 and return of 110,000,000 shares of common stock of Intelligent, with a fair value of $2,750,000.  Intelligent has accounted for the operations sold as discontinued operations.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011.

The financial results of our messaging business have been classified as discontinued operations for all periods presented in the consolidated statement of operations.  See Note 2 for additional information regarding discontinued operations.  Unless otherwise noted, amounts and disclosures throughout the notes to our consolidated financial statements relate to our continuing operations.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  During the three and six months ended June 30, 2011, the Company sold its iCEmms division, which was the only revenue producing division the Company had.  The continuing operations are incurring losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will use cash received from the sale to retire debt and fund the iCEsync business, but the Company’s intention is to raise additional equity to finance the further development of markets for its products and services until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company, if at all.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2010 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, ICE Mobile Sdn Bhd., Radius-ED Inc., Solesys S.A., and ICE Messaging Pte. Ltd.  Operations of Radius-ED Limited, Radius-ED Inc., Mobiclear, Inc. (Philippines), and Solesys S.A. have been included up to the time of divestiture.  The June 2011 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd. and Mobiclear Inc. (British Virgin Islands).  ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd. are included up to the time of divestiture.

All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Singapore.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, and software that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture, seven years; computer equipment, five years; computer equipment and software, three years.

Repairs and maintenance costs are charged to expense as incurred.  Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of two to three years.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.  Customer lists and supplier contracts, which were part of the iCEmms business, have been included up to the date of sale of the business and included in discontinued operations for comparative purposes.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the six-month periods ended June 30, 2011 and 2010, software development costs of $8,262 and $nil, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six-month periods ended June 30, 2011 and 2010, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  For both the iCEmms and iCEsync businesses, the Company considers revenue, which includes charges on a transactional and other basis and support fees, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer.

Discontinued Operations

The Company reclassifies, from continuing operations to discontinued operations, for all periods presented, the results of operations for any component disposed of.  The Company defines a component as being distinguishable from the rest of the Company because it has its own operations and cash flows.  A component may be a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group.  Such reclassifications have no effect on the net income or shareholders’ equity.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the six-month periods ended June 30, 2011 and 2010.

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

Net Income per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share of common stock reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Basic	583,590,508	603,710,121	612,003,723	581,866,789
Incremental shares under stock compensation plans	915,684	4,774,434	915,684	4,774,434
Incremental shares connected with previously converted promissory notes	250,636	250,636	250,636	250,636

Fully Diluted	584,756,828	608,735,191	613,170,043	586,891,859

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, notes receivable, accounts payable, accrued expenses, and notes payable.  The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Note 2.  Discontinued Operations

On May 10, 2011, the Company completed the sale of two subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd., which comprised all of the Company’s messaging business (iCEmms) operations, assets, and liabilities.  Consideration received was $2.37 million in cash and return of 110 million shares of the Company’s common stock, which had a fair value of $2.75 million as of the closing date.  The buyer had previously acquired the 110 million shares of the Company’s stock in a private transaction.  These 110 million shares have been cancelled and returned to the Company’s authorized but unissued shares.

The iCEmms division is being accounted for as discontinued operations in accordance with generally accepted accounting principles.  The results of operations and cash flows for the comparative periods have been reformatted to separate the divested business from the Company’s continuing operations.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the balance sheet at December 31, 2010, and consist of the following:

Assets of discontinued operations:

Cash	$120,717
Accounts receivable	1,412,733
Prepaid expenses and deposits	76,059
Income taxes receivable	10,771
Property and equipment	348,332
Intangible assets	466,880
$2,435,492

Liabilities of discontinued operations

Accounts payable	$1,121,580
Accrued expenses	709,066
Accrued compensation	53,950
Customer deposits and deferred revenue	247,216
$2,131,452

Note 3.  Note Receivable

The note receivable of $500,000 was due in full by June 11, 2011.  To date, this amount has not been received and the amount has been fully provided for in the six months ended June 30, 2011.

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Furniture, computer equipment and software	$$33,282	$	$ 2,791,700
Leasehold improvements	-		48,630
	33,282		2,840,330
Less accumulated depreciation	(7,546)		(2,470,355)

Property and equipment, net	$$25,736	$	$ 369,975

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs, customer and reseller relationships, and supplier contracts, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.

	June 30, 2011	December 31, 2010
Customer and reseller relationships	$-	$655,955
Supplier contracts	-	1,062,852
Intellectual property	6,346,370	6,346,370
	6,346,370	8,065,177
Less accumulated amortization	(4,596,371)	(4,098,298)

Intangible assets, net	$1,749,999	$3,966,879

Note 6.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of June 30, 2011.

Note 7.  Related-Party Transactions

During the six months ended June 30, 2011 and 2010, an affiliated company provided services in the amount of $385,850 and $332,957, respectively.  The unpaid balance of $111,950 is included in amounts due to stockholder.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2011 and 2010.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the six months ended June 30, 2011, the Company:

•	issued 3,192,854 shares of common stock as settlement of accrued compensation owing with a fair value of $225,000;

•	issued 472,500 shares of common stock on the exercise of options to purchase 1,575,000 shares of common stock, after giving effect to the reverse stock split and using the cashless method;

•	issued 1,420,531 shares of common stock as settlement of compensation owing with a fair value of $78,755; and

•	issued 1,166,953 shares of common stock for services provided with a fair value of $55,850.

Stock Purchase Warrants

At June 30, 2011, the Company had reserved 54,488 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

308	$ 71.43	2011
280	82.14	2011
1,400	571.43	2012
17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the six months ended June 30, 2011.

Note 9.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of June 30, 2011, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2010	2,768,934	$0.042
Options exercised	(1,575,000)	0.042
Options forfeited	(278,250)	0.042
Outstanding at June 30, 2011	915,684	$0.042

The following table summarizes stock options outstanding at June 30, 2011:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2011	(Years)	2011	2011
$0.008	2,184	1.08	2,184	$ 66
0.042	913,500	0.38	913,500	27,405

During the six months ended June 30, 2011, options to purchase 1,575,000 shares of common stock were exercised and 278,250 options were forfeited.

With the disposal of the iCEmms division, all warrants that were not then exercisable were made exercisable and the period for exercise of options was changed to 180 days after termination of employment with the Company.

At June 30, 2011, 915,684 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

There were no options issued during the six months ended June 30, 2011 and 2010.

Note 10.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of June 30, 2011, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Note 11.  Subsequent Events

Subsequent to June 30, 2011:

•	The Company completed an agreement to acquire a 40% equity interest in i-amtv Limited by issuing 15,644,298 shares of common stock, with a fair value of $380,000, as full consideration.

•	The Company issued 2,053,158 shares of common stock of the Company as settlement for accrued compensation owing with a fair value of $74,593.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2011 and 2010, and our annual report on Form 10-K for the year ended December 31, 2010, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the six months ended June 30, 2011, we sold our iCEmms division for cash of $2,370,000 and return of 110,000,000 shares of our common stock with a fair value of $2,750,000.

We sold the iCEmms division because the profit margins had been diminishing over the period of time that we have operated the business as more, larger, and better-funded businesses have entered into this market.  We believe that this sale, together with the substantial improvement to our financial position, will allow us to focus on and fund our Modizo (iCEsync) business, which we expect to commence generating revenue in the third quarter.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011,
with the Three and Six Months Ended June 30, 2010

Our gross revenue from continuing operations for the three- and six-month periods ended June 30, 2011 and June 30, 2010, was nil for each of these periods.

Our operating expenses from continuing operations for the three and six months ended June 30, 2011, were $1,991,766 and $3,249,038, as compared to $714,762 and $3,080,878 for the comparable periods ended June 30, 2010, an increase of 179% for the three months ended June 30, 2011 and 5% for the six months ended June 30, 2011, as compared to the respective three and six months ended June 30, 2010.  Included in the three and six months ended June 30, 2011 is a provision of $500,000 for the note receivable.

Discontinued operations had net income of $3,781 and $88,651 for the three and six months ended June 30, 2011, as compared to a loss of $164,484 and $679,877 for the three and six months ended June 30, 2010.  Operating results of the discontinued operations have only been included up to April 30, 2011, the effective date of disposal.

The sale of the discontinued operations resulted in a gain of $4,405,840 for the three and six months ended June 30, 2011.

Overall, we have net income of $2,416,784 and $1,239,646 for the three- and six-month periods ended June 30, 2011, as compared to net losses of $908,673 and $3,760,856 in the corresponding periods of the preceding year.

We had six full-time employees as of June 30, 2011.

Segment Information

Our continuing operations are one business and our results are no longer segmented.

Liquidity and Capital Resources

As of June 30, 2011, our current assets were $888,708, as compared to $568,749 at December 31, 2010.  As of June 30, 2011, our current liabilities were $770,536, as compared to $3,507,895 ($1,376,443 not including current liabilities of discontinued operations) at December 31, 2010.  Operating activities from continuing operations used net cash of $894,376 for the six months ended June 30, 2011, as compared to using net cash of $524,234 for the six months ended June 30, 2010.

During the six months ended June 30, 2011, investing activities provided net cash of $2,080,096, comprised of net proceeds of $2,088,358 from the sale of the discontinued operations and the expenditure of $8,262 on the purchase of fixed assets.  This is compared to net cash of $22,173 provided by investing activities for the six months ended June 30, 2010.

Net cash of $360,856 was used by financing activities during the six months ended June 30, 2011, consisting of net repayment to an affiliated company, as compared to net cash provided by financing activities of $385,491 during the comparable six-month period ended June 30, 2010, which consisted of net advances from an affiliated company of $332,957 and repayment of advances to employees of $52,534.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2011, we issued the following unregistered securities, which have not been previously reported, as follows:

•	On June 2, 2011, we issued 507,614 shares of common stock pursuant to a consulting agreement with a fair value of $20,000.

•	On July 20, 2011, we issued 2,053,158 shares of common stock for settlement of accrued compensation with a fair value of $74,593.

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

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.29	Employment Agreement between Intelligent Communication Enterprise Corporation and Victor Jeffery effective June 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed June 6, 2011
10.30	Sale and Purchase Agreement dated June 17, 2011	Incorporated by reference from the Current Report on Form 8-K filed July 5, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached
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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: August 18, 2011	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: August 18, 2011	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer