Form 10-Q/A
period 2011-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2011-09-07
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 18, 2011, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached hereto as Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.29	Employment Agreement between Intelligent Communication Enterprise Corporation and Victor Jeffery effective June 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed June 6, 2011
10.30	Sale and Purchase Agreement dated June 17, 2011	Incorporated by reference from the Current Report on Form 8-K filed July 5, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed August 18, 2011

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed August 18, 2011

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed August 18, 2011

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed August 18, 2011

Item 101	Interactive Data File
101	Interactive Data File
_____________
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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: September 6, 2011	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: September 6, 2011	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer