Form 10-Q
period 2011-09-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2011-11-14
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 9, 2011, the issuer had one class of common stock, with a par value of $0.0001, of which 555,474,124 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at September 30, 2011, and
	December 31, 2010	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2011 and 2010	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Loss for the Periods Ended September 30, 2011	5
	and December 31, 2010
	Unaudited Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4:	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6:	Exhibits	21

	Signatures	22

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(unaudited)
	2011	2010
Assets

Current assets:
Cash	$145,743	$66,249
Prepaid expenses and deposits	54,337	2,500
Note receivable	-	500,000
Total current assets	200,080	568,749

Property and equipment, net	27,581	21,643
Intangible assets, net	874,999	3,499,999
Equity-method investment in i-amtv	375,912	-
Assets of discontinued operations	-	2,435,492

Total assets	$1,478,572	$6,525,883

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$471,355	$400,804
Accrued expenses	28,527	46,337
Accrued compensation	66,795	439,144
Amounts due to stockholder	36,000	472,806
Promissory note	17,352	17,352
Liabilities of discontinued operations	-	2,131,452
Total current liabilities	620,029	3,507,895

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2010 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 555,474,124 shares (2010 - 640,023,118)	55,544	64,000
Additional paid-in capital	23,747,563	25,532,084
Accumulated deficit	(23,100,639)	(22,737,828)
Accumulated other comprehensive income	156,075	159,732
Total stockholders' equity	858,543	3,017,988
Total liabilities and stockholders' equity	$1,478,572	$6,525,883

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three and nine months ended September 30, 2011 and 2010
(unaudited)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenue	$-	$1,197	$-	$78,586

Cost of revenue	-	-	-	-
Gross margin	-	1,197	-	78,586

Expenses:
General and administrative	1,598,369	1,601,194	4,847,394	4,682,072

Other income and expense:
Interest income	-	941	-	941
Interest expense	-	(4,417)	(5,807)	(6,908)
Interest expense - related parties	-	(72,470)	-	(147,469)
Equity-method investment activity	(4,088)	-	(4,088)	-
	(4,088)	(75,946)	(9,895)	(153,436)

Loss from continuing operations	(1,602,457)	(1,675,943)	(4,857,289)	(4,756,922)

Discontinued operations (Note 2):
Income (loss) from discontinued operations	-	(22,737)	88,638	(702,614)
Gain on sale of discontinued division	-	-	4,405,840	-
Income (Loss) from discontinued operations	-	(22,737)	4,494,478	(702,614)

Net Loss for the period	$(1,602,457)	$(1,698,680)	$(362,811)	$(5,459,536)

Net loss per share
Basic and diluted net loss per share from
continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted net loss per share from
discontinued operations	(0.00)	(0.00)	0.01	(0.00)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	553,960,845	619,407,978	592,443,486	594,334,958

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss
For the nine months ended September 30, 2011 and the year December 31, 2010
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance December 31, 2009	436,667,826	$43,665	$15,315,676	$(15,955,706)	$(64,041)	$(660,406)

Net loss	-	-	-	(6,782,122)	-	(6,782,122)
Foreign currency translations	-	-	-	-	223,773	223,773
Comprehensive loss						(6,558,349)
Common stock issued for services provided	18,270,000	1,827	1,241,073	-	-	1,242,900
Common stock issued for acquisition of subsidiary	202,613,061	20,261	9,579,739	-	-	9,600,000
Common stock issued for acquisition, retracted	(52,920,000)	(5,292)	(3,084,228)	-	-	(3,089,520)
Common stock issued for conversion of convertible notes payable	29,143,814	2,914	1,998,497	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	6,248,417	625	444,798	-	-	445,423
Options issued to related parties for services	-	-	14,420	-	-	14,420
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance December 31, 2010	640,023,118	64,000	25,532,084	(22,737,828)	159,732	3,017,988

Net Loss	-	-	-	(362,811)	-	(362,811)
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive loss						(366,468)

Common stock issued for settlement of amounts owing to related parties
- during the three months ended March 31, 2011	3,192,854	319	224,681	-	-	225,000
- during the three months ended June 30, 2011	1,420,531	142	78,613	-	-	78,755
Common stock issued for services provided
- during the three months ended June 30, 2011	1,166,953	117	55,733	-	-	55,850
- during the three months ended September 30, 2011	3,553,870	355	186,738	-	-	187,093
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services	-	-	1,975	-	-	1,975
Return of common stock on sale of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)
Common stock issued for acquisition of investment	15,644,298	1,564	378,436	-	-	380,000

Balance September 30, 2011	555,474,124	$55,544	$23,747,563	$(23,100,639)	$156,075	$858,543

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(unaudited)

	2011	2010
Cash used in operating activities
of continuing operations:

Operating activities:
Net loss for the period from continuing operations	$(4,857,289)	$(4,756,922)

Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	7,363	13,376
Amortization of intangible assets	2,625,000	1,778,981
Provision for promissory note	500,000	-
Common stock issued for services	242,943	1,242,900
Options issued for services	1,975	-
Amortization of debt discounts and beneficial conversion
of convertible loans	-	22,109
Equity-method investment activity	4,088	-
Changes in operating assets and liabilities
net of effects of acquisitions and dispositions:
Accounts receivable	-	71,443
Receivable from employees	-	411,954
Prepaid expenses and deposits	(51,837)	6,941
Accounts payable	70,550	1,091,425
Accrued expenses	(17,810)	(5,112)
Accrued compensation	(65,283)	69,947
Net cash used in operating activities
from continuing operations	(1,540,300)	(52,958)

Cash used in investing activities
from continuing activities:
Purchase of property and equipment	(13,301)	(23,632)
Cash component upon acquisition	-	22,173
Proceeds from sale of division, net	2,088,358	18,126
Net cash provided by investing activities
from continuing operations	2,075,057	16,667

Cash flow from financing activities
from continuing operations:
(Repayment to) proceeds from affiliated company, net	(436,806)	398,220
Net cash (used by) provided by financing activities
from continuing operations	(436,806)	398,220

Increase in cash during the period	97,951	361,929
Foreign exchange effect on cash	3,646	30,229
Net cash used by discontinued operations	(22,103)	(366,780)

Cash at beginning of the period	66,249	-

Cash at end of the period	$145,743	$25,378

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2011 and 2010
(unaudited)

Supplementary Information:

	2011	2010

Non-cash transactions:
Common stock issued for acquistion of subsidiary	$-	$9,600,000
Common stock returned as part consideration for sale of mms division	2,750,000	-
Common stock issued for investment in equity-method investee	380,000	-
Common stock issued for settlement of amounts due stockholder	303,755	445,423

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) has continuing operations providing multimedia content and solutions to mobile communities.  The iCEsync business using the Modizo.com platform will begin delivering content to subscribers this fiscal year.

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

On July 1, 2011, Intelligent acquired a 40% equity interest in i-amtv Limited through the issuance of 15,644,298 share of common stock.  Intelligent has accounted for this transaction using the equity-method of accounting.

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

The financial results of Intelligent’s messaging business have been classified as discontinued operations for all periods presented in the consolidated statement of operations.  See Note 2 for additional information regarding discontinued operations.  Unless otherwise noted, amounts and disclosures throughout the notes to Intelligent’s consolidated financial statements relate to its continuing operations.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  During the three and nine months ended September 30, 2011, the Company sold its iCEmms division, which was the only revenue-producing division the Company had.  The continuing operations are incurring losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has used cash received from the sale to retire debt and fund the iCEsync business, but the Company’s intention is to raise additional equity to finance the further development of markets for its products and services until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company, if at all.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2010 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, ICE Mobile Sdn Bhd., Radius-ED Inc., Solesys S.A., and ICE Messaging Pte. Ltd.  Operations of Radius-ED Limited, Radius-ED Inc., Mobiclear, Inc. (Philippines), and Solesys S.A. have been included up to the time of divestiture.  The September 30, 2011, consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd. and Mobiclear Inc. (British Virgin Islands).  ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd. are included up to the time of divestiture.

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

Property and Equipment

Property and equipment are primarily comprised of furniture, computer equipment, and software that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture, seven years; computer equipment, five years; computer equipment and software, three years.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the nine-month periods ended September 30, 2011 and 2010, software development costs of $13,301 and $nil, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the nine-month periods ended September 30, 2011 and 2010, no potential impairment losses related to the Company’s long-lived assets were identified.

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

Discontinued Operations

The Company reclassifies, from continuing operations to discontinued operations, for all periods presented, the results of operations for any component disposed of.  The Company defines a component as being distinguishable from the rest of the Company because it has its own operations and cash flows.  A component may be a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.  Such reclassifications have no effect on the net income or shareholders’ equity.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  Advertising costs of $246,067 and $nil were incurred during the nine-month periods ended September 30, 2011 and 2010, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three- and nine-month periods ended September 30, 2011 and 2010, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Discontinued Operations

On May 10, 2011, the Company completed the sale of two subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Ptd. Ltd., which comprised all of the Company’s messaging business (iCEmms) operations, assets, and liabilities.  Consideration received was $2.37 million in cash and return of 110 million shares of the Company’s common stock, which had a fair value of $2.75 million as of the closing date.  The buyer had previously acquired the 110 million shares of the Company’s stock in a private transaction.  These 110 million shares have been cancelled and returned to the Company’s authorized but unissued shares.

The iCEmms division is being accounted for as discontinued operations in accordance with GAAP.  The results of operations and cash flows for the comparative periods have been reformatted to separate the divested business from the Company’s continuing operations.

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
$2,131,812

Note 3.  Note Receivable

The note receivable of $500,000 was due in full by June 11, 2011.  To date, this amount has not been received and the amount has been fully reserved for in the nine months ended September 30, 2011.

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Furniture, computer equipment and software	$38,321	$25,020
Less accumulated depreciation	(10,740)	(3,377)

Property and equipment, net	$27,581	$21,643

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

	September 30, 2011	December 31, 2010
Intellectual property	$3,818,170	$3,818,170
Less accumulated amortization	(2,943,171)	(318,171)

Intangible assets, net	$874,999	$3,499,999

Note 6.  Equity-method Investment

On July 1, 2011, the Company acquired a 40% equity interest in i-amtv Limited, a Brunei corporation, for $380,000.  The acquisition price was settled by the issuance of 15,644,298 shares of common stock.  The acquisition of an interest in i-amtv provides the Company with access to the video library for use with its Modizo.com mobile platform as the investment gives the Company the ability to exercise significant influence, but not control, over the investee.  The Company’s share of net income or loss in the equity-method investee is classified as “equity-method investment activity” on the consolidated statements of operations.  The Company has accounted for this investment using the equity-method of accounting.

The following summarizes the fair value of the investee’s assets and liabilities as of the date of acquisition:
Assets
Cash	$1
Video library	949,999
Total assets	950,000

Liabilities
Accounts payable and accrued expenses	-
Total liabilities	-
Net assets	950,000
Equity method investment in net assets of the investee	$380,000

The Company’s share of loss for the period ended September 30, 2011, is $4,088.

Note 7.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of September 30, 2011.

Note 8.  Related-Party Transactions

During the nine months ended September 30, 2011 and 2010, an affiliated company provided services in the amount of $498,850 and $639,606, respectively.  The unpaid balance of $36,000 is included in amounts due to stockholder.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of September 30, 2011 and 2010.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the nine months ended September 30, 2011, the Company:

•	issued 3,192,854 shares of common stock as settlement of accrued compensation owing with a fair value of $225,000;

•	issued 472,500 shares of common stock on the exercise of options to purchase 1,575,000 shares of common stock with a fair value of $28,350, using the cashless method;

•	issued 1,420,531 shares of common stock as settlement of compensation owing with a fair value of $78,755;

•	issued 1,166,953 shares of common stock for services provided with a fair value of $55,850;

•	issued 3,553,870 shares of common stock for services provided with a fair value of $187,093; and

•	issued 15,644,298 shares of common stock for the acquisition of an investment with a fair value of $380,000.

Stock Purchase Warrants

At September 30, 2011, the Company had reserved 54,488 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price		Expiry

308	$ 71.	43	2011
280	82.	14	2011
1,400	571.	43	2012
17,500	0.	031	2013
35,000	0.	018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the nine months ended September 30, 2011.

Note 10.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of September 30, 2011, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2010	2,768,934	$0.	042
Options exercised	(1,575,000)	0.	042
Options forfeited	(278,250)	0.	042
Outstanding at September 30, 2011	915,684	$0.	042

The following table summarizes stock options outstanding at September 30, 2011:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	September 30,	Life	September 30,	September 30,
Exercise Price	2011	(Years)	2011	2011
$0.008	2,184	0.83	2,184	$ 81
0.042	913,500	0.13	913,500	33,800

During the nine months ended September 30, 2011, options to purchase 1,575,000 shares of common stock were exercised and 278,250 options were forfeited.

At September 30, 2011, 915,684 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

There were no options issued during the nine months ended September 30, 2011 and 2010.

Note 11.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of September 30, 2011, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2011 and 2010, and our annual report on Form 10-K for the year ended December 31, 2010, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the nine months ended September 30, 2011, we sold our iCEmms division for cash of $2,370,000 and return of 110,000,000 shares of our common stock with a fair value of $2,750,000.

We sold the iCEmms division because the profit margins had been diminishing over the period of time that we have operated the business as more, larger, and better-funded businesses have entered into this market.  We believe that this sale, together with the substantial improvement to our financial position, will allow us to focus on and fund our Modizo (iCEsync) business, which we expect to commence generating revenue in the fourth quarter.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011,
with the Three and Nine Months Ended September 30, 2010

Our gross revenue from continuing operations for the three- and nine-month periods ended September 30, 2011, was $nil, as compared to $1,197 and $78,586 for the respective three- and nine-month periods ended September 30, 2010.

Our operating expenses from continuing operations for the three and nine months ended September 30, 2011, were $1,598,369 and $4,847,394, as compared to $1,601,194 and $4,682,072 for the comparable periods ended September 30, 2010, a nominal decrease for the three months ended September 30, 2011, and an increase of 3.5% for the nine months ended September 30, 2011, as compared to the respective three and nine months ended September 30, 2010.  Included in the three and six months ended September 30, 2011, is a provision of $500,000 for the note receivable.

Discontinued operations had net income of $nil and $88,638 for the respective three and nine-month periods ended September 30, 2011, as compared to a loss of $22,737 and $702,614 for the respective three and nine-month periods ended September 30, 2010.  Operating results of the discontinued operations have only been included up to April 30, 2011, the effective date of disposal.

The sale of the discontinued operations resulted in a gain of $4,405,840 for the nine months ended September 30, 2011.

Overall, we have net loss of $1,602,457 and $362,811 for the three- and nine-month periods ended September 30, 2011, as compared to net losses of $1,698,680 and $5,459,536 in the corresponding periods of the preceding year.

We had six full-time employees as of September 30, 2011.

Segment Information

Our continuing operations are one business and our results are no longer segmented.

Liquidity and Capital Resources

As of September 30, 2011, our current assets were $200,080, as compared to $568,749 at December 31, 2010.  As of September 30, 2011, our current liabilities were $620,029, as compared to $3,507,895 ($1,376,443 not including current liabilities of discontinued operations) at December 31, 2010.  Operating activities from continuing operations used net cash of $1,540,300 for the nine months ended September 30, 2011, as compared to using net cash of $52,958 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, investing activities provided net cash of $2,075,057, comprised of net proceeds of $2,088,358 from the sale of the discontinued operations and the expenditure of $13,301 on the purchase of fixed assets.  This is compared to net cash of $16,667 provided by investing activities for the nine months ended September 30, 2010.

Net cash of $436,806 was used by financing activities during the nine months ended September 30, 2011, consisting of repayments to an affiliated company, as compared to net cash provided by financing activities of $398,220 during the comparable nine-month period ended September 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, we issued the following unregistered securities, which have not been previously reported, as follows:

•	On August 17, 2011, we issued 500,000 shares of common stock pursuant to a consulting agreement with a fair value of $22,500.

•	On August 26, 2011, we issued 1,000,000 shares of common stock pursuant to a consulting agreement with a fair value of $90,000.

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

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: November 14, 2011	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer