Form 10-K
period 2011-12-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2012-04-16
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number 000-10822

Intelligent Communication Enterprise Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

75 High Street
Singapore	179435
(Address of principal executive offices)	(Zip Code)

+65 6595 6637
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $13,429,226.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 13, 2012, registrant had 625,881,006 shares of issued and outstanding common stock, par value $0.0001.

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

On September 6, 2010, we incorporated ICE Messaging Pte. Limited in Singapore as a wholly owned subsidiary.

On December 9, 2010, we completed a further internal restructuring by transferring the desired assets of Solesys S.A. to Intelligent Communication Enterprise Corporation and then sold the Solesys S.A. corporate vehicle, together with assets and liabilities not conducive with our business, to the former shareholders for the sum of $1.

On May 1, 2011, we sold our iCEmms (mobile messaging) division, which was comprised of two subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Pte., Ltd., for consideration of $2.37 million in cash and the return of 110 million shares of our stock with a fair value of $2.75 million.

On March 5, 2012, we completed the acquisition of all the issued and outstanding shares of Global Integrated Media Limited (“GIM”), a contract publishing entity with operations in Hong Kong and the Philippines for 61,471,814 shares of our common stock with a fair value of $1.9 million.  Although we had announced the closing of this transaction on December 12, 2011, based upon the delivery and execution of the transaction documents by the parties, we did not obtain control of GIM and we did not deliver the consideration to the seller at that time.  In March 2012 we obtained control of GIM and issued 61,471,814 shares of common stock, with a fair value of $1,900,000, as full consideration for the acquisition.

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

Nature of Business

We have two operational businesses: Modizo, which is built on our iCEsync platform, and Global Integrated Media Limited (GIM), which became part of operations upon our acquisition in March 2012.

Modizo

Our celebrity video blogging application, which operates under the brand name Modizo, is built on our iCEsync platform.  Modizo is the first video blogging service of its kind in Asia and currently features over 500 celebrities in 16 different channels using this platform to video blog on a regular basis.  The celebrities produce their own video blogs using proprietary mobile applications provided by us.  Video blogs are made available to the fans of the celebrities in the form of mini video clips that we call Modizodes.  The Modizodes are available to all visitors to our website with registered users having access to all videos and unregistered users just to selected teasers.

With over 15,000 registered users, Modizo currently receives about 100,000 page views a day, with numbers steadily increasing with the addition of new content from existing and new celebrities.  We provide incentives packages to celebrities who send their video blogs or other videos to Modizo.

Modizo is also accessible via mobile devices.  Users can download the free Modizo Fan application from the iTunes App Store or from the Android Market to follow their favorite celebrities from their mobile device.  Modizo’s website also receives visits from mobile devices using other operating systems via their mobile browsers.

After a year-long trial period following a soft launch, we decided against the paid video concept and have made all videos free.  This changes the business model to one driven purely by advertising and sponsorship revenues.  We have our own internal advertising sales personnel and we work also with external agencies to place advertisements on Modizo.  Advertising revenues are generated based on the number of page views and the number of click-throughs on the advertisements.  We sell advertising placements direct to clients and via agencies.  We drive traffic to the Modizo website by direct advertisements and via the public profiles of featured celebrities.

GIM

Global Integrated Media Ltd’s services include custom publishing, advertising design, brand building, media representation, and website design and development.  GIM also provides customized market research programs to corporations, companies, and individuals in Asia and internationally.

GIM’s award winning designs and writers produce international class magazines aimed at enhancing the brand identity of its custom publishing clients.  GIM successfully does this for several of the significant brand names in Asia.  Some of GIM’s publications include Zest-Air Inflight Magazine, Enrich, World Gaming, Teens, Boracay Sun, and the Maritime Digest.

GIM provides customized market research programs that enable its clients to gain in-depth knowledge about their brand, what the customers feel about the brand, and why they choose a specific brand over the competition or vice versa.  We currently intend that the recently published Media Profiles 2012, which is an advertising industry publication, will be spun out from the Manila edition into separate publications for Hong Kong, Singapore, Malaysia, Thailand, and Indonesia.

In partnership with a global network of sales offices, GIM also provides exclusive advertising sales for a number of the world’s leading magazines and has over 20 years of media representation experience throughout the globe.

Working for some of the world’s leading brand names, such as American Express and Cathay Pacific Publications, GIM has recently invested heavily in new manpower and technology to merge its print media business and experience with the latest trends of Internet publishing and e-magazine production.

E-magazine production effectively offers advertisers the opportunity to reach out to a global audience that was previously outside of their marketing reach.  The e-magazine business is fast becoming the choice of the world’s leading publishers and GIM’s participation in this is expected to grow advertising revenues and expand its market share.  It also offers GIM the opportunity to expand its custom publishing business and provide services to a new market of companies wishing to move into this relatively new area of business.

We hope that GIM’s close contact with many of the world’s leading advertisers will provide opportunities for Modizo.  The social networking arena is particularly attractive to advertisers at the present time, and GIM’s ability to offer this platform of promotion to its well-established clientele base is expected to add value in terms of service to its clients and synergy with Modizo.

Intellectual Property

Modizo uses our own proprietary technology for remote video capture, transmission, storage, and distribution.  The system is capable of working with most desktop browsers and also iPhone and Android mobile platforms.  As with most web-based applications, patenting technology is challenging and time-consuming.  As such, our technology management strategy relies on keeping abreast of market trends for similar video platforms and ensuring that the Modizo application is at least on par or better than the alternatives in the market.

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

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have.  As a result, these competitors may:

•	succeed in developing products that are equal or superior to our products or that achieve greater market acceptance than our products;

•	devote greater resources to developing, marketing, or selling their products;

•	respond more quickly to new or emerging technologies or technical advances and changes in customer requirements, which could render our technologies or products obsolete;

•	introduce products that make the continued development of our current and future products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisition or other opportunities more readily than we can.

In our industry, we believe competition is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service.  We cannot assure that our efforts to compete will be successful.

Many of the larger technology businesses in the mobile equipment sector, as well as the mobile services sector, of the market are actively pursuing services similar to those offered by Modizo.  Competing product offerings are expected from social media platform operators, mobile equipment manufacturers, and mobile Internet service providers—many of them large and well-established.  While Modizo will have its own differentiating features, the established global brands in the mobile industry may succeed in developing products that are equal to or superior to our products simply by virtue of their recognized global presence and hence achieve greater market acceptance than our products.

Research and Development and Software Products

The continued development work for Modizo and the rest of the iCEsync platform will use a combination of internal developers and external contractors.  We will, however, maintain a development team internally to manage the core systems and applications.

Employees

Through the year ended December 31, 2011, we had six full-time employees.

ITEM 1A.  RISK FACTORS

Risk Factors Related to Our Finances

Our independent registered public accountants have issued an audit opinion that includes a going concern uncertainty.

At December 31, 2011, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended December 31, 2011, we had revenues of $nil from continuing operations.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to: (i) minimize cost of sales; (ii) improve margins of the main revenue-generating operation, the contract publishing business; (iii)  restructure administration to reduce costs; and (iv) operate our Modizo site.  If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At December 31, 2011, we had total current liabilities of approximately $593,000, including accounts payable at approximately $493,000 and accrued expenses of approximately $39,000.  As of the same date, we had cash of only $68,000.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $2.0 million to meet our preliminary targets by the end of fiscal year 2012.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our management has identified significant internal control deficiencies, which management and our independent registered public accountants believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2011, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

•	lack of sufficient independent directors to form a separate audit committee;

•	insufficient corporate governance policies; and

•	accounting for technical matters.

As part of the communications respecting its audit procedures for the year ended December 31, 2011, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.  We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2012 fiscal year, management plans to undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors and reorganizing our corporate governance policies and processes.

Risk Factors Related to Our Operations

We operate in an intensely competitive market and our efforts to compete may not be successful.

Modizo is classified under the broader category of social-network-based applications.  There are other larger, more established social networks that may choose to enter the celebrity video blogging market.  This is a threat that affects any new web-based platform or application as it can be copied.  We believe that the only way to protect Modizo from anyone establishing a competing business is by securing the content.  Although we currently have over 500 celebrities providing content, we cannot assure that they will continue to do so or that we will be able to secure sufficient content to be successful.

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

Many of our assets are located outside the United States, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

Risk Factors Related to Our Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

We cannot assure that a more active trading market for our common stock will develop.  An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short periods or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, cannot offer assurances that the market for our stock will be stable or appreciate over time.  These factors may negatively impact our stockholders’ ability to sell shares of our common stock.

Our common stock may be affected by issuances of common stock in connection with any financing.

We need to raise capital in order to continue our operations.  We may seek required funds through the sale of equity or other securities.  Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as our company at the time of such offering; our business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control.  We cannot assure that we will be able to complete an offering on terms favorable to us or at all.  The issuance of additional equity securities may dilute the interest of our existing stockholders or may subordinate their rights to the superior rights of new investors.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, there are certain suitability requirements that may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  Our office is located at 75 High Street, Singapore 179435, for which we are charged $200 per month.  We currently do not have a lease agreement for this property.

We lease office space located at Suite SX-B, The Gallery Building, Armosol Street, Makati City, Philippines, at a monthly cost of $925 under a lease that expires in July 2012.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol ICMC.

The following table sets forth the high and low closing sales prices for our common stock for each quarterly period in 2010 and 2011, as well as 2012 to date.  These prices were reported by Nasdaq on its website, www.nasdaq.com:

	Low	High

Fiscal year ending December 31, 2012:
Quarter ending June 30 (through April 13)	$0.007	$0.028
Quarter ended March 31	0.01	0.03

Fiscal year ending December 31, 2011:
Quarter ended December 31	0.01	0.037
Quarter ended September 30	0.02	0.04
Quarter ending June 30	0.02	0.0697
Quarter ended March 31	0.0303	0.11

Fiscal year ended December 31, 2010:
Quarter ended December 31	0.01	0.54
Quarter ended September 30	0.20	0.54
Quarter ended June 30	0.15	0.60
Quarter ended March 31	0.15	1.40

As of April 13, 2012, we had approximately 6,852 stockholders of record.

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

We consider our recognition of revenues, costs of revenues, accounting for the consolidation of operations, conversion of debt to equity, accounting for stock-based compensation and equity, and accounting for acquisitions to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Plan of Operation

We believe our newly acquired business Global Integrated Media Limited (GIM) will continue to be self-sufficient; however, for the ongoing Modizo business, we will be required to raise sufficient funds through the sources available to us, primarily issuance of stock through private placement, or facilities in place with affiliated companies to fully cover our expected cash flow needs.

We recently completed the acquisition of GIM, which had gross revenues of approximately $800,000 and net income of $200,000 during 2011.  However, management estimates that we will still need to raise approximately $2.0 million throughout 2012 to pay our creditors, expand the media business, and develop and properly launch new products.

Acquisition; Divestiture

During 2011, we sold our iCEmms division, which was comprised of two subsidiaries, ICE Mobile Sdn. Bhd. and ICE Messaging Pte., Ltd., for consideration of $2.37 million in cash and the return of 110 million of our shares with a fair value of $2.75 million.

The sale was undertaken to generate cash to complete our Modizo platform, which we feel has a better potential for future business.

The operations of the iCEmms division have been classified as discontinued operations and the operating statement for the year ended December 31, 2010, has been reclassified to be comparative with that of the current fiscal year.

In March 2012, we completed the acquisition all of the issued and outstanding shares of GIM, a contract publishing entity with operations in Hong Kong and the Philippines for 61,471,814 shares of our common stock with a fair value of $1.9 million.

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of December 31, 2011, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a loss from continuing operations for the year ended December 31, 2011, of approximately $6.1 million, as compared to a net loss from continuing operations for the year ended December 31, 2010, of approximately $5.6 million.  We had a net loss for the year ended December 31, 2011, of approximately $1.6 million, as compared to a net loss for the year ended December 31, 2010, of approximately $6.8 million.  The reduced loss for the year ended December 31, 2011, is primarily attributable to the gain from discontinued operations of approximately $4.4 million.

During the year ended December 31, 2011, we incurred general and administrative costs from continuing operations of approximately $6.1 million, as compared to approximately $5.6 million for 2010.  The increase relates primarily to additional expenditures to market our businesses.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2011, we used cash of approximately $1.6 million for operating activities from continuing operations, while investing activities provided approximately $2.1 million and financing activities used approximately $437,000 in cash.  During the fiscal year ended December 31, 2010, we used cash of approximately $818,000 for operating activities from continuing operations and approximately $32,000 for investing activities, while financing activities provided net cash of approximately $558,000.

Although we are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended December 31, 2011, as in previous years, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at December 31, 2011, was approximately $520,000, as compared to a working capital deficit of approximately $808,000 at December 31, 2010.  At December 31, 2011, we had an accumulated deficit of approximately $24.4 million and stockholders’ deficiency of approximately $125,000, as compared to an accumulated deficit of approximately $22.7 million and total stockholders’ equity of approximately $3.0 million at December 31, 2010.

Based on our current level of expenditures, we estimate that cash of approximately $500,000 per quarter will be required to fund operations through December 31, 2012.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

We intend to rely on the sales of our products and services, as well as on the sale of securities and loans from stockholders and others, to meet our cash requirements.  We may seek to sell common or preferred stock in private placements.  We have no commitments from anyone to purchase our common or preferred stock or to loan funds.  We cannot assure that we will be able to raise additional funds or to do so at a cost that will be economically viable.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2011, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  We currently have two independent directors on our board, which is comprised of four directors, but require a third independent director with the required financial expertise in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

(iii)           Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function.  However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions.  The complex areas in 2011 included an internal reorganization to move essential business assets and liabilities to a new subsidiary within our corporate group and the subsequent disposal of the new subsidiary and another subsidiary.  These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.  This is especially important for periodic interim reporting that is not subject to audit.

As part of the communications respecting its audit procedures for fiscal 2011, our independent registered accountants, Peterson Sullivan, LLP (“Peterson Sullivan”), informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During 2011, all of our financial reporting and accounting activities were combined with the finance and accounting department of the iCEmms division acquired in November 2009 until its disposal in May 2011.  Since then, we have retained financial reporting and accounting services on an outsourced basis.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Victor Jeffery	61	President, Chief Executive Officer Director	06/1/11 to date 1/20/12 to date
Viji Rajasundram	52	Director	1/17/11 to date
Nelson Wu	37	Director	4/24/10 to date
Michael Hosking	53	Director	5/12/10 to date
Sarocha Hatthasakul	30	Chief Financial Officer, Secretary	5/25/10 to date

Victor Jeffery

Mr. Jeffery was appointed President and Chief Executive Officer on June 1, 2011, and became a director on January 20, 2012.  Mr. Jeffery has over 21 years of experience throughout Asia.  He began his businesses with book and magazine publishing in Hong Kong, and he has resided in the Philippines, Malaysia, Hong Kong, and Singapore.  As founder and managing director of Chelsea Media Ltd., he worked on the launch of HSBC’s customer loyalty magazine “Select” for its Privilege Customer account holders.  He has worked on branding programs for entities including American Express, Coke, HSBC, Shangri–la, AIA, Visa, McDonalds, and many others.  His Hong Kong-based company is the exclusive worldwide marketing representative for Cathay Pacific and Dragon Air in-flight magazines.  Mr. Jeffery has served as our Editor-in-Chief of Modizo since September 2011.

Sarocha Hatthasakul

On May 25, 2010, our board of directors appointed Sarocha Hatthasakul as our Chief Financial Officer.  Ms. Hatthasakul worked at Aberdeen Asset Management based in Singapore from January 2008 to February 2010, where her scope of responsibilities included counterparty risk management and credit risk management.  Ms. Hatthasakul is also a director and cofounder of Edes Wine Cellar Co, Ltd., a privately held company in Bangkok, Thailand.  Prior to this, from December 2004 through July 2006, Ms. Hatthasakul served as an Investment Banker for SICCO Advisory Ltd. in Bangkok, where she secured and successfully completed initial public offerings, public offerings, mergers and acquisitions, and valuation deals.  At this time, she was also a co-founder of Datadream Company Limited, a mobile phone multimedia developing company.  Ms. Hatthasakul graduated in 2004 from Asian University of Science and Technology, Thailand, with a Bachelor of Business Administration, major in Finance and Banking.  She received her M.Sc. (Econ) in Computational Finance in 2008 from Hanken Svenska Handelshögskolan (HANKEN), Finland.

Nelson Wu

On April 21, 2010, our board of directors appointed Nelson Wu as a director.  Mr. Wu is currently General Manager – Business Development at Singapore-based, Hin Leong Trading Pte Ltd, a major oil trading company.  Prior to joining Hin Leong, Mr. Wu was with Singapore-based CapitaLand Group of Companies since early 2004, first in business development at Raffles Holdings and later with the corporate planning portfolio at CapitaLand headquarters.  During his time at CapitaLand, he was responsible for business planning, performance management, and competitive intelligence, together with providing assistance to the president and chief executive officer on strategic matters.  He was also responsible for incubating new business areas for strategic growth.  Prior to joining CapitaLand, Mr. Wu worked with the Government of Singapore, first with the Ministry of Law and then, its subsidiary, Statutory Board, Singapore Land Authority.  Mr. Wu graduated from the University of Reading and holds an MSc in Real Estate Finance & Economics.  He also holds a degree in Construction Management from Heriot-Watt University in Edinburgh.  Mr. Wu is a member of several civic and social organizations in Singapore.  He was endorsed by the Ministry of Community, Youth & Sports and has been the President for Singapore Baseball & Softball Association since April 2008.  His experiences in business planning and strategic planning will be of substantial value to us.

Michael Hosking

On May 12, 2010, our board of directors appointed Michael Hosking as a director.  Mr. Hosking is co-founder and Managing Director of Midas Promotions Pte Ltd, a leading promoter of international artists in countries from the Middle East to Asia Pacific.  Mr. Hosking has been instrumental in hosting the A-Z of artists, from Avril Lavigne to Westlife, and a roll of unsurpassed performers, including Michael Jackson, Beyoncé, and Black Eyed Peas.  One of Mr. Hosking’s successes was the launch of the music festival Singfest in 2007, which has since become a well-known brand and a popular music event in Southeast Asia.  Mr. Hosking has been involved in the music industry for many years and with this experience has been invited to attend many music conferences around the world, both as a guest and in many instances a key speaker.  He has been on many panels and is highly regarded.  The board believes Mr. Hosking’s experiences in the entertainment business will be of significant value to us, particularly to Modizo.  Mr. Hosking currently resides in Phuket, Thailand.

Viji Rajasundram

On January 17, 2011, our board of directors appointed Viji Rajasundram as a director and General Manager - Modizo.  Mr. Rajasundram has over 20 years of experience in the technology field and has worked in Malaysia, the Philippines, Singapore, and the United States.  He was previously employed by Scicom (MSC) Berhad, holding the following positions during that employment:  Chief Operating Officer, Technology Solutions from September 2009-November 2010; Chief Technology Officer / Chief Information Officer from December 2008-September 2009; Senior Vice President, Technology Division from September 2005-December 2008; and Vice-President, Technology Division from May 2005-September 2005.  Before Scicom, Mr. Rajasundram was employed as a principal consultant by Serendip Management Services, Kuala Lumpur, Malaysia, from April 2001-May 2005.  Mr. Rajasundram has a degree in computer science from Deakin University in Australia and a Masters in Business Administration (magna cum laude) from Boston University.  The board believes that Mr. Rajasundram’s experience and knowledge of the information technology industry will make him a valuable resource to us.

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

Audit Committee Information

Our board of directors does not have a separate audit committee.  The entire board acts as the audit committee.  We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors so that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the audit committee and a compensation committee will each be chaired by an independent director.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor Jeffery, CEO(1)	2011	110,000	--	--	--	--	--	--	110,000

Bala Balamurali, CEO(2)	2011	150,000	--	--	--	--	--	--	150,000
	2010	307,230	--	--	--	--	--	--	307,230

Viji Rajasundram(3)	2011	177,502	--	--	--	--	--	---	177,502

Luther L. Jao, CEO(4)	2011	30,000	-	-	--	-	-	-	30,000
	2010	105,000	--	--	10,221	--	--	--	115,221
	2009	17,500	--	--	31,765	--	--	--	49,265

Kenneth G.C. Telford(5)	2010	50,000	--	--	--	--	--	--	50,000
CFO(6)	2009	106,000	--	--	31,765	--	--	--	137,765

Stephen Cutler, CEO(6)	2009	80,000	--	--	--	--	--	--	80,000
________________
(1)
Mr. Jeffery was appointed our chief executive officer effective June 1, 2011.  Of his remuneration as CEO, $85,000 was paid in shares of our stock.  Prior to his appointment, Mr. Jeffery served as editor-in-chief, for which he was paid $31,250 in shares of our stock.

(2)	Mr. Balamurali was appointed our chief executive officer effective December 31, 2010, and resigned effective June 1, 2011.
(3)	Mr. Rajasundram was appointed general manager - Modizo on January 17, 2011. Of his compensation, $144,193 was paid in shares of our stock.
(4)	Mr. Jao was appointed our chief executive officer effective September 14, 2009, and resigned effective December 31, 2010. Mr. Jao was paid a severance bonus in 2011.
(5)	Mr. Telford was appointed our chief financial officer March 18, 2008, and resigned effective May 25, 2010.
(6)	Mr. Cutler was appointed our chief executive officer effective April 30, 2008, and resigned effective September 14, 2009.

Outstanding Equity Awards at 2011 Year-End

None of our Named Executive Officers has any outstanding equity awards as of December 31, 2011.

Director Compensation

The following table sets forth the compensation awarded to each of our directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Victor Jeffery	--	--	--	--	--	--	--
Bala Balamurali	--	--	--	--	--	--	--
Nelson Wu	--	75,000	--	--	--	--	75,000
Michael Hosking	--	75,000	--	--	--	--	75,000
Viji Rajasundram	--	--	--	--	--	--	--

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 13, 2012, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 625,881,006 shares of common stock outstanding.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Clarita Ablazo Jeffery	Common Stock	48,471,812	7.74%
Penthouse, 8 Jakarta Building
Raya Garden, Merville
Paranaque City, Philippines

Infinity Wealth Management	Common Stock	44,100,000	7.05
3905 2 Exchange Square
Central, Hong Kong

Purpose Win Entertainment	Common Stock	42,098,322	6.73
Room 3713 99 Queens Road
Central Hong Kong

Putian International Pte. Ltd.	Common Stock	42,000,000	6.71
Ngee Ann City Tower B
391 B Orchard Road
#23 - 01
Singapore 238874

Bruno Sorrentino	Common Stock	31,500,000	5.03
80 Lambton Road
Wimbleton Common
London, United Kingdom

Named Executive Officers and Directors:
Victor Jeffery(1)	Common Stock	57,872,136	9.25
75 High Street Singapore 179435

Name of Person or Group	Nature of Ownership	Amount	Percent

Sarocha Hatthasakul	Common Stock	196,490	*
75 High Street Singapore 179435

Nelson Wu	Common Stock	2,938,932	*
75 High Street Singapore 179435

Michael Hosking	Common Stock	2,938,932	*
75 High Street Singapore 179435

Viji Rajasundram	Common Stock	4,229,610	*
75 High Street Singapore 179435

All Executive Officers and Directors as a Group (5 persons):	Common Stock	68,176,100	10.89%
	Total	68,176,100	10.89%
_______________
*	Less than 1%.
(1)	48,471,812 shares of common stock are held by Mr. Jeffery’s wife and 4,666,667 shares are held by Mr. Jeffery’s son.

Equity Compensation Plan

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders.  The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	2,184	$0.008	--
Total	2,184	$0.008	--

All of these options are vested, have an exercise price of $0.008, and expire in 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2011 and 2010, an affiliated company (received) advanced net funds and services in the amount of ($436,806) and $780,368, respectively, of which $36,000 is included in amounts due to stockholder.  During the year ended December 31, 2010, a previous balance owing of $125,282 was converted into a promissory note payable and $445,423 was settled through conversion to 6,248,417 shares of common stock.

Independent Directors

Under the definition of independent directors found in Nasdaq Rule 5606(a)(2), which we have chosen to apply, we currently have two independent directors, and two of the directors who served during 2011 were independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Audit Fees	$92,740	$108,548

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$92,740	$108,548

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2011.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization Arrangement, Liquidation, or Succession
2.01	Stock Purchase Agreement between Mobiclear Inc. and Whitefields Capital Limited entered November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

2.02	Stock Purchase Agreement between Intelligent Communication Enterprise Corporation and Whitefields Capital Limited entered January 20, 2010	Incorporated by reference from the Current Report on Form 8-K filed January 22, 2010

2.03	Sale and Purchase Agreement between Intelligent Communication Enterprise Corporation and Power Centre Holdings Limited dated June 11, 2010	Incorporated by reference from the Current Report on Form 8-K filed June 17, 2010

Item 3	Articles of Incorporation and Bylaws
3.14	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.15	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.17	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.18	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.19	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed March 30, 2005

3.20	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

Exhibit Number	Title of Document	Location

3.21	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 4, 2006

3.22	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

3.23	Amendment to Articles of Incorporation as filed September 22, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed October 29, 2009

3.24	Amendment to Articles of Incorporation as filed November 30, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed December 30, 2009

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Item 10	Material Contracts
10.20	Form of Warrant to Purchase 500,000 Shares of Common Stock, par value $0.0001 (Charter Finance Group, Ltd., Raleston Consultants, Inc., and DBP Holdings, Limited, warrant holders) with schedule	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

10.21	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

10.22	Convertible Promissory Note dated September 1, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 8, 2009

10.23	Employment Agreement between Mobiclear Inc. and Luther Jao dated September 14, 2009	Incorporated by reference from the Current Report on Form 8-K filed September 18, 2009

10.24	Convertible Promissory Note dated November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

Exhibit Number	Title of Document	Location

10.25	Employment Agreement between Intelligent Communication Enterprise Corporation and Sarocha Hatthasakul dated May 25, 2010	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2010

10.26	Employment Agreement between Intelligent Communication Enterprise Corporation and Bala Balamurali dated January 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed January 4, 2011

10.27	Tenancy Agreement made between Teoh Boon Seng & Goh Soo Hor (f) and Radius-ED Sdn Bhd	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011

10.28	Offer to Purchase ICE Corp’s Messaging Businesses	This filing

10.29	Employment Agreement between Intelligent Communication Enterprise Corporation and Victor Jeffery effective June 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed June 6, 2011

10.30	Sale and Purchase Agreement dated June 17, 2011	Incorporated by reference from the Current Report on Form 8-K filed June 6, 2011

10.31	Sale and Purchase Agreement between Clarita Ablazo Jeffery and Intelligent Communication Enterprise Corporation	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2011

Item 14.	Code of Ethics
14.01	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	This filing

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Exhibit Number	Title of Document	Location

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

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

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: April 16, 2012	By:	/s/ Victor Jeffery
Victor Jeffery
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012

/s/ Victor Jeffery
Victor Jeffery President, Chief Executive Officer, and Director

/s/ Nelson Wu
Nelson Wu, Director

/s/ Michael Hosking
Michael Hosking, Director

/s/ Viji Rajasundram
Viji Rajasundram, Director

/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Intelligent Communication Enterprise Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Communication Enterprise Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Communication Enterprise Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, and has negative working capital and an accumulated deficit at December 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 16, 2012

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
December 31, 2011 and 2010
	2011	2010
Assets

Current assets:
Cash	$68,473	$66,249
Prepaid expenses and deposits	2,554	2,500
Note receivable	-	500,000
Total current assets	71,027	568,749

Property and equipment, net	24,388	21,643
Intangible assets, net	-	3,499,999
Equity-method investment in i-amtv	372,192	-
Assets of discontinued operations	-	2,435,492
Total assets	$467,607	$6,525,883

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$493,326	$400,804
Accrued expenses	39,167	46,337
Accrued compensation	6,795	439,144
Amounts due to stockholder	36,000	472,806
Promissory note	17,352	17,352
Liabilities of discontinued operations	-	2,131,452
Total current liabilities	592,640	3,507,895

Stockholders' Equity (Deficiency)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2010 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 564,409,192 shares (2010 - 640,023,118)	56,438	64,000
Additional paid-in capital	24,046,669	25,532,084
Accumulated deficit	(24,384,215)	(22,737,828)
Accumulated other comprehensive income (loss)	156,075	159,732
Total stockholders' equity (deficiency)	(125,033)	3,017,988
Total liabilities and stockholders' equity (deficiency)	$467,607	$6,525,883

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenue	$-	$80,267
Cost of revenue	-	-
Gross margin	-	80,267

Expenses:
General and administrative	6,127,250	5,490,348
Impairment loss	-	3,175,856
Total operating expenses	6,127,250	8,666,204
Loss from operations	(6,127,250)	(8,585,937)

Other income and expense:
Interest expense	(5,807)	(10,185)
Interest expense - related parties	-	(95,810)
Interest income	-	941
Equity-method investment activity	(7,808)	-
Gain from retraction of shares for acquisition	-	3,089,520
Total other income (expense)	(13,615)	2,984,466

Loss from continuing operations	(6,140,865)	(5,601,471)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	88,638	(1,180,651)
Gain on sale of discontinued division	4,405,840	-
Income (Loss) from discontinued operations	4,494,478	(1,180,651)

Net Loss	$(1,646,387)	$(6,782,122)

Net loss per share
Basic and diluted net loss per share from
continuing operations	$(0.01)	$(0.01)
Basic and diluted net loss per share from
discontinued operations	$0.01	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	583,418,937	605,850,878

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2009	436,667,826	$43,665	$15,315,676	$(15,955,706)	$(64,041)	$(660,406)

Net loss	-	-	-	(6,782,122)	-	(6,782,122)
Foreign currency translations	-	-	-	-	223,773	223,773
Comprehensive loss						(6,558,349)
Common stock issued for services provided	18,270,000	1,827	1,241,073	-	-	1,242,900
Common stock issued for acquisition of subsidiary	202,613,061	20,261	9,579,739	-	-	9,600,000
Common stock issued for acquisition, retracted	(52,920,000)	(5,292)	(3,084,228)	-	-	(3,089,520)
Common stock issued for conversion of convertible notes payable	29,143,814	2,914	1,998,497	-	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	6,248,417	625	444,798	-	-	445,423
Options issued to related parties for services	-	-	14,420	-	-	14,420
Beneficial conversion feature of convertible note payable	-	-	22,109	-	-	22,109
Balance December 31, 2010	640,023,118	64,000	25,532,084	(22,737,828)	159,732	3,017,988

Net Loss	-	-	-	(1,646,387)	-	(1,646,387)
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive loss						(1,650,044)

Common stock issued for settlement of amounts owing to related parties	4,613,385	461	303,294	-	-	303,755
Common stock issued for services provided	13,655,891	1,366	541,577	-	-	542,943
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services	-	-	1,975	-	-	1,975
Return of common stock on sale of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)
Common stock issued for acquisition of investment	15,644,298	1,564	378,436	-	-	380,000

Balance December 31, 2011	564,409,192	$56,438	$24,046,669	$(24,384,215)	$156,075	$(125,033)

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash used in operating activities
of continuing operations:

Operating activities:
Net loss from continuing operations	$(6,140,865)	$(5,601,471)
Adjustment to reconcile net loss for the year to
net cash used in operating activities:
Depreciation of property and equipment	10,556	16,160
Amortization of intangible assets	3,499,999	2,846,369
Provision for promissory note	500,000	-
Impairment loss	-	3,175,856
Gain from retraction of shares	-	(3,089,520)
Common stock issued for services	542,943	1,242,900
Options issued to related parties for services	1,975	14,420
	Amortization of debt discounts and beneficial conversion
features of convertible loans	-	22,109
Equity-method investment activity	7,808	-
Changes in assets and liabilities, net
	of effects of acquisition and disposition of subsidiaries
Accounts receivable	-	71,443
Receivable from employees	-	411,954
Prepaid expenses and deposits	(54)	11,715
Accounts payable	92,522	(220,329)
Accrued expenses	(7,170)	(152,109)
Accrued compensation	(128,594)	432,148
Net cash used in operating activities
from continuing operations	(1,620,880)	(818,355)

Investing activities:
Purchase of property and equipment	(13,301)	(29,427)
Cash component upon acquisition / disposition	-	(2,306)
Proceeds from sale of division, net	2,088,358	-
Net cash provided by (used by) investing activities
from continuing operations	2,075,057	(31,733)

Financing activities:
Repayment of advances to employees	-	29,938
(Repayment to) proceeds from affiliated company, net	(436,806)	528,450
Net cash (used by) provided by financing activities
from continuing operations	(436,806)	558,388

Increase (decrease) in cash during the year	17,371	(291,700)
Foreign exchange effect on cash	6,956	(91,433)
Net cash provided by (used by) discontinued operations	(22,103)	449,382

Cash at beginning of the year	66,249	-

Cash at end of the year	$68,473	$66,249

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2011 and 2010

Supplementary Information:

	2011	2010

Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$9,600,000
Sale of shares of Radius-ED Ltd. for note receivable	-	500,000
Common stock issued for conversion of convertible notes payable	-	2,001,411
Common stock issued for settlement of amounts due to stockholder	-	445,423
Common stock returned as part consideration for sale of mms division	2,750,000	-
Common stock issued for investment in equity-method investee	380,000	-
Common stock issued for settlement of amounts due to related parties	303,755	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) has continuing operations providing multimedia content and integrated media services.  The iCEsync business using the Modizo.com platform is distributing video content to website visitors and attracting advertising revenue.

On November 12, 2009, Intelligent acquired all of the stock of Radius-ED Limited (“Radius”) through the issuance of 379,787,226 shares of common stock of Intelligent (representing 89% of post-issuance voting stock) and issuance of a convertible promissory note in the amount of $1,500,000.  Prior to the acquisition of Radius, Whitefields Capital Limited held a majority of Intelligent’s and Radius’s voting stock.  Specifically, Whitefields Capital Limited owned 62% of the voting stock of Intelligent and 100% of the voting stock of Radius.  In addition, certain members of Whitefields Capital Limited’s management and board of directors served on the board of Intelligent.  Based on these facts, Intelligent and Radius were deemed under the common control of Whitefields Capital Limited.  As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method effective as of January 1, 2009, in accordance with Financial Accounting Standards Board (“FASB”) standards on business combinations for entities under common control.

On January 20, 2010, Intelligent acquired all of the stock of Solesys S.A. through the issuance of 149,693,061 shares of common stock of Intelligent.  Intelligent has accounted for this transaction using the acquisition method.

On May 10, 2011, Intelligent sold its mobile-messaging services (iCEmms) division for cash of $2,370,000 and return of 110,000,000 shares of common stock of Intelligent, with a fair value of $2,750,000 (Note 3).  The division’s financial results of operations, cash flows, and balances have been reclassified as discontinued operations for all periods presented to enhance comparability.

On July 1, 2011, Intelligent acquired a 40% equity interest in i-amtv Limited through the issuance of 15,644,298 share of common stock.  Intelligent has accounted for this transaction using the equity-method of accounting.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  During the year ended December 31, 2011, the Company sold its iCEmms division, which was its only revenue-producing division.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has used cash received from the sale to retire debt and fund the iCEsync business, but the Company’s intention is to raise additional equity to finance the further development of markets for its products and services until positive cash flows can be generated from its operations.  However, the Company cannot assure that additional funds will be available to the Company when required or on terms acceptable to the Company, if at all.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2010 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear, Inc. (Philippines), Mobiclear Inc. (British Virgin Islands), Radius-ED Limited, ICE Mobile Sdn. Bhd., Radius-ED Inc., Solesys S.A., and ICE Messaging Pte. Ltd.  Operations of Radius-ED Limited, Radius-ED Inc., Mobiclear, Inc. (Philippines), and Solesys S.A. have been included up to the time of divestiture.  For 2011, the consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd. and Mobiclear Inc. (British Virgin Islands).  ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd. are included up to the time of divestiture.
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

Intangible Assets

Intangible assets include software development costs, customer lists, and supplier contracts and are amortized on a straight-line basis over the estimated useful lives of two to three years.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.  Customer lists and supplier contracts, which were part of the iCEmms business, have been included up to the date of sale of the business and are included in discontinued operations for comparative purposes.

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the years ended December 31, 2011 and 2010, software development costs of $13,301 and $nil, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the years ended December 31, 2011 and 2010, the Company identified impairment losses of $nil and $3,175,856, respectively, related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  For the iCEsync business, the Company considers revenue, which includes charges on a transactional and other basis and support fees, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  Advertising costs of $293,567 and $nil were incurred during the years ended December 31, 2011 and 2010, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended December 31, 2011 and 2010, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

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

Note 2.  Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate, but consecutive statements.  The new guidance will be effective for the Company beginning July 1, 2012, and will have presentation changes only.

Note 3.  Discontinued Operations

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

The iCEmms division is being accounted for as discontinued operations in accordance with GAAP.  The results of operations and cash flows for the comparative periods have been reclassified to separate the divested business from the Company’s continuing operations.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the balance sheet at December 31, 2010, and consist of the following:

Assets of discontinued operations:

Cash	$120,717
Accounts receivable	1,412,733
Prepaid expenses and deposits	76,059
Income taxes receivable	10,771
Property and equipment	348,332
Intangible assets	466,880
$2,435,492

Liabilities of discontinued operations:

Accounts payable	$1,121,220
Accrued expenses	709,066
Accrued compensation	53,950
Customer deposits and deferred revenue	247,216
$2,131,452

The following table summarizes results of the Company’s messaging business classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010

Revenue	$3,796,657	$8,855,052
Cost of revenue	2,957,640	7,231,471
Operating expenses	750,380	2,804,232

Income (loss) from discontinued operations	$88,638	$(1,180,651)

Note 4.  Note Receivable

The note receivable of $500,000 was due in full by June 11, 2011.  To date, this amount has not been received and the amount has been fully reserved for in the year ended December 31, 2011.

Note 5.  Property and Equipment, net

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010

Furniture, computer equipment and software	$38,321	$25,020
Less accumulated depreciation	(13,933)	(3,377)

Property and equipment, net	$24,388	$21,643

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

	December 31, 2011	December 31, 2010

Intellectual property	$3,818,170	$3,818,170
Less accumulated amortization	(3,818,170)	(318,171)

Intangible assets, net	$-	$3,499,999

Note 7.  Equity-method Investment

On July 1, 2011, the Company acquired a 40% equity interest in i-amtv Limited, a Brunei corporation, for $380,000.  The acquisition price was settled by the issuance of 15,644,298 shares of common stock.  The Company has accounted for this investment using the equity-method of accounting as it has the ability to exercise significant influence, but not control, over the investee.  The acquisition of an interest in i-amtv provides the Company with access to the video library for use with its Modizo.com platform. The Company’s share of net income or loss in the equity-method investee is classified as “equity-method investment activity” on the consolidated statements of operations.

The following summarizes the equity-method investee’s operations and balance sheet as provided to the Company by i-amtv Limited:

Six Months Ended December 31, 2011
Statement of Operations:
Revenue	$-
Operating expenses	36,186
Other income	16,666
Net loss	(19,520)

December 31, 2011
Balance Sheet:
Current assets	$12,500
Noncurrent assets	949,999
Current liabilities	31,966

The Company’s share of loss for the year ended December 31, 2011, is $7,808.

Note 8.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of December 31, 2011.

Note 9.  Related-Party Transactions

During the years ended December 31, 2011 and 2010, an affiliated company provided services in the amount of $498,850 and $780,368, respectively.  The unpaid balance of $36,000 is included in amounts due to stockholder.

Note 10.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of December 31, 2011 and 2010.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the year ended December 31, 2011, the Company:

•	received, for cancellation, 110,000,000 shares of common stock, with a fair value of $2,750,000, as part consideration for the sale of its iCEmms division;

•	issued 3,192,854 shares of common stock as settlement of accrued compensation owing with a fair value of $225,000;

•	issued 472,500 shares of common stock on the exercise of options to purchase 1,575,000 shares of common stock with a fair value of $28,350, using the cashless method;

•	issued 1,420,531 shares of common stock as settlement of compensation owing with a fair value of $78,755;

•	issued 1,166,953 shares of common stock for services provided with a fair value of $55,850;

•	issued 3,553,870 shares of common stock for services provided with a fair value of $187,093;

•	issued 15,644,298 shares of common stock for the acquisition of an investment with a fair value of $380,000; and

•	issued 4,613,385 shares of common stock for services provided by related parties with a fair value of $303,755.

During the year ended December 31, 2010, the Company:

•	issued 16,800,000 shares of common stock for services received with a fair value of $1,140,000;

•	issued 202,613,061 shares of common stock for the acquisition of all the outstanding shares of Solesys S.A. with a fair value of $9,600,000;

•	retracted 52,920,000 shares of common stock, with a fair value of $3,089,520, related to the acquisition of Solesys S.A. (see note 3);

•	issued 1,470,000 shares of common stock for services received with a fair value of $102,900;

•	issued 29,143,814 shares of common stock for convertible promissory notes in the amount of $1,912,736 and accrued interest in the amount of $88,675; and

•	issued 6,248,417 shares of common stock in settlement of $445,423 due to a stockholder.

Stock Purchase Warrants

At December 31, 2011, the Company had reserved 53,900 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

1,400	$571.43	2012
17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the year ended December 31, 2011.

Note 11.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of December 31, 2011, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2010	2,768,934	$0.042
Options exercised	(1,575,000)	0.042
Options forfeited	(1,191,750)	0.042
Outstanding at December 31, 2011	2,184	$0.008

The following table summarizes stock options outstanding at December 31, 2011:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2011	(Years)	2011	2011
$0.008	2,184	0.58	2,184	$61

During the year ended December 31, 2011, options to purchase 1,575,000 shares of common stock were exercised, using the cashless exercise option in which 472,500 shares of common stock were issued, and 1,191,750 options were forfeited.

At December 31, 2011, 2,184 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

There were no options issued during the years ended December 31, 2011 and 2010.

Note 12.  Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of December 31, 2011, the Company had federal net operating losses of approximately $3,790,000 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2022.  In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately $5,841,000 available for future deductions from taxable income derived in the United Kingdom, which do not expire.  The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.  The tax years 2006 through 2011 remain open to examination by federal authorities and other jurisdictions in which the Company operates.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforwards – United States	$1,288,000	$2,084,000
Net operating loss carryforwards – Foreign	1,635,000	1,675,000
Valuation allowance	(2,923,000)	(3,759,000)
Net deferred tax assets	$--	$--

The decrease in the valuation allowance was $836,000 for 2011 and an increase of $126,000 for 2010.

The difference between the U.S. statutory federal tax rate of 34% in 2011 and 2010 and the provision for income tax of zero recorded by the Company are primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Note 13.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of December 31, 2011, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $19,136 and $45,000, for the years ended December 31, 2011 and 2010, respectively.  There are no future lease commitments for 2012 or beyond.

Note 14.  Subsequent Event

In the fourth quarter of 2011, the Company entered into an agreement to acquire Global Integrated Media Limited (GIM) by issuing approximately 61 million shares of the Company’s stock, valued at approximately $1.9 million as of the date of the agreement, in exchange for all of the outstanding shares of GIM.  The consideration for this transaction was exchanged on March 5, 2012.  The Company will consolidate GIM as of March 31, 2012, the date the Company believes it gained control of GIM.  GIM will continue to operate as Global Integrated Media Limited and will continue to offer custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand the Company’s service offerings and enhance the development of the Company’s Modizo line of business.  This business combination will be accounted for using the acquisition method.  Due to the relatively short period of time from the date of the acquisition, the accounting for the acquisition is not complete.  The preliminary valuation of the fair value for certain significant assets and liabilities, including any acquired intangibles and goodwill, if any, is not complete.  Since pro forma revenue and earnings are dependent on the purchase price allocation, the Company is unable to provide unaudited pro forma financial information at present.