Form 10-Q
period 2012-03-31
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2012-05-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 10, 2012, the issuer had one class of common stock, with a par value of $0.0001, of which 625,881,006 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at March 31, 2012, and
	December 31, 2011	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended March 31, 2012 and 2011	4
	Unaudited Consolidated Statements of Comprehensive Loss for the
	Three Months Ended March 31, 2012 and 2011	5
	Unaudited Consolidated Statements of Stockholders’ Equity (Deficiency) and
	Comprehensive Loss for the Periods Ended March 31, 2012,
	and December 31, 2011	6
	Unaudited Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2012 and 2011	7
	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4:	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6:	Exhibits	21

	Signatures	22

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(unaudited)

	2012	2011
Assets

Current assets:
Cash	$43,222	$68,473
Accounts receivable	75,710	-
Prepaid expenses and deposits	2,412	2,554
Total current assets	121,344	71,027

Property and equipment, net	28,420	24,388
Intangible assets	1,346,184	-
Equity-method investment in i-amtv	368,632	372,192
Total assets	$1,864,580	$467,607

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$554,707	$493,326
Accrued expenses	71,881	39,167
Accrued compensation	110,940	6,795
Amounts due to stockholder	47,100	36,000
Promissory note	17,352	17,352
Total current liabilities	801,980	592,640

Stockholders' Equity (Deficiency)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2011 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 625,881,006 shares (2011 - 564,409,192)	62,585	56,438
Additional paid-in capital	25,423,522	24,046,669
Accumulated deficit	(24,579,582)	(24,384,215)
Accumulated other comprehensive income	156,075	156,075
Total stockholders' equity (deficiency)	1,062,600	(125,033)
Total liabilities and stockholders' equity (deficiency)	$1,864,580	$467,607

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(unaudited)
	2012	2011

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
General and administrative	191,510	1,028,984
Total operating expenses	191,510	1,028,984
Loss from operations	(191,510)	(1,028,984)

Other income and expense:
Interest expense	(297)	(4,736)
Equity-method investment activity	(3,560)	-
Total other expense	(3,857)	(4,736)

Loss from continuing operations	(195,367)	(1,033,720)

Discontinued operations (Note 3):
Loss from discontinued operations	-	(143,418)
Loss from discontinued operations	-	(143,418)

Net Loss	$(195,367)	$(1,177,138)

Net loss per share
Basic and diluted net loss per share from
continuing and discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	608,993,145	640,732,641

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Comprehensive Loss
For the three months ended March 31, 2012 and 2011
(unauditied)

	2012	2011

Net Loss	$(195,367)	$(1,177,138)
Other comprehensive loss:
Forgin currency translation adjustment loss	-	(3,657)

Total comprehensive loss	$(195,367)	$(1,180,795)

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
For the three months ended March 31, 2012 and the year December 31, 2011
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2010	640,023,118	$64,000	$25,532,084	$(22,737,828)	$159,732	$3,017,988

Net Loss	-	-	-	(1,646,387)	-	(1,646,387)
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive loss						(1,650,044)

Common stock issued for settlement of amounts owing to related parties	4,613,385	461	303,294	-	-	303,755
Common stock issued for services provided	13,655,891	1,366	541,577	-	-	542,943
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services	-	-	1,975	-	-	1,975
Return of common stock on sale of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)
Common stock issued for acquisition of investment	15,644,298	1,564	378,436	-	-	380,000

Balance December 31, 2011	564,409,192	56,438	24,046,669	(24,384,215)	156,075	(125,033)

Net Loss	-	-	-	(195,367)	-	(195,367)
Comprehensive loss						(195,367)

Common stock issued for acquisition of subsidiary	61,471,814	6,147	1,376,853	-	-	1,383,000

Balance March 31, 2012	625,881,006	$62,585	$25,423,522	$(24,579,582)	$156,075	$1,062,600

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(unaudited)

	2012	2011
Cash used in operating activities
of continuing operations:

Operating activities:
Net loss from continuing operations	$(195,367)	$(1,033,720)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	3,193	2,085
Amortization of intangible assets	-	875,000
Equity-method investment activity	3,560	-
Changes in assets and liabilities, net
of effects of acquisition and disposition of subsidiaries
Prepaid expenses and deposits	1,758	2,500
Accounts payable	(9,467)	7,482
Accrued expenses	30,882	(46,337)
Accrued compensation	103,935	58,160
Net cash used in operating activities
from continuing operations	(61,506)	(134,830)

Investing activities:
Purchase of property and equipment	-	(8,262)
Cash component upon acquisition / disposition	25,155	-
Net cash provided by (used by) investing activities
from continuing operations	25,155	(8,262)

Financing activities:
Proceeds from affiliated company, net	11,100	162,700
Net cash provided by financing activities
from continuing operations	11,100	162,700

Increase (decrease) in cash during the period	(25,251)	19,608
Foreign exchange effect on cash	-	(120)
Net cash provided by discontinued operations	-	17,559

Cash at beginning of the period	68,473	66,249

Cash at end of the period	$43,222	$103,296

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(unaudited)

Supplementary Information:

	2012	2011

Non-cash transactions:
Common stock issued for settlement of amounts due to related parties	$-	$225,000
Common stock issued for acquisition of subsidiary	1,383,000	-

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

On July 1, 2011, Intelligent acquired a 40% equity interest in i-amtv Limited through the issuance of 15,644,298 shares of common stock.  Intelligent has accounted for this transaction using the equity-method of accounting.

On March 5, 2012, Intelligent completed the acquisition of Global Integrated Media Ltd. (“GIM”) and exchanged 61,471,814 shares of common stock in exchange for all of the issued and outstanding shares of GIM with a fair value of $1,383,000.  The balance sheet of GIM has been consolidated as of March 31, 2012, the date the Company gained control of GIM, and operations will be consolidated commencing April 1, 2012.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  During the year ended December 31, 2011, the Company sold its iCEmms division, which was its only revenue-producing division.  The Company used cash received from the sale of its iCEmms division to retire debt and fund the iCEsync business, but the Company’s intention is to raise additional equity to finance the further development of markets for its products and services until positive cash flows can be generated from its operations.  However, the Company cannot assure that additional funds will be available to the Company when required or on terms acceptable to the Company, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

The 2011 consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd., Mobiclear Inc. (British Virgin Islands), ICE Mobile Sdn. Bhd., and ICE Messaging Pte. Ltd.  Operations of ICE Mobile Sdn. Bhd. and ICE Messaging Pte. Ltd. have been included up to the time of divestiture.

For 2012, the consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd. and Mobiclear Inc. (British Virgin Islands) and the balance sheets, at March 31, 2012, of Global Integrated Media Ltd. and Global Integ. Media (GIM) Ltd., Corporation.

All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Singapore, Hong Kong, and the Philippines.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable

Accounts receivable result primarily from provision of publishing services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There was no allowance for doubtful accounts at March 31, 2012.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the three months ended March 31, 2012 and 2011, software development costs of $nil and $8,262, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three months ended March 31, 2012 and 2011, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  For the iCEsync business, the Company considers revenue, which includes charges on a transactional and other basis and the GIM business, which includes contract publishing and advertising sales, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three months ended March 31, 2012 or 2011.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three months ended March 31, 2012 and 2011, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Business Combinations

Acquisition of GIM

In the fourth quarter of 2011, the Company entered into an agreement to acquire GIM by issuing 61,471,814 million shares of the Company’s stock, valued at $1,383,000, in exchange for all of the outstanding shares of GIM.  The consideration for this transaction was exchanged on March 5, 2012.  The Company has consolidated GIM as of March 31, 2012, the date the Company gained control of GIM.  GIM will continue to operate as Global Integrated Media Ltd. and will continue to offer custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand the Company’s service offerings and enhance the development of the Company’s Modizo line of business.  This business combination has been accounted for using the acquisition method.

The allocation of the purchase consideration to assets and liabilities is not yet finalized.  The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).  The primary areas of the preliminary purchase price allocation that are not yet finalized are the identification and determination of intangible assets.  The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of GIM were recognized as follows:

March 31, 2012
Assets
Cash	$25,155
Accounts receivable	76,620
Prepaid expenses and deposits	1,616
Property and equipment	7,225
Intangible assets	1,346,184
Total assets	1,456,800

Liabilities
Accounts payable and accrued expenses	71,968
Customer deposits	1,832
73,800

Net assets acquired	$1, 383,000

Operations, revenue, and expenses will include the operations of GIM effective from April 1, 2012, which is the first business day after the acquisition date.

Unaudited pro forma results of the Company for the three months ended March 31, 2012 and 2011, as if the acquisition occurred on January 1, 2011, after giving effect to certain acquisition accounting adjustments, are stated below.  The unaudited pro forma information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011:

	Three Months Ended March 31
	2012	2011
Revenue	$141,249	$157,850
Loss for the period	(170,413)	(1,124,822)
Loss per share – basic and diluted	$(0.00)	$(0.00)

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

The following table summarizes results of the Company’s messaging business classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2011:

2011
Revenue	$2,847,872
Cost of revenue	2,205,262
Operating expenses	786,028

Loss from discontinued operations	$(143,418)

Note 4.  Note Receivable

The note receivable of $500,000 was due in full by June 11, 2011.  To date, this amount has not been received and the amount was reserved for during 2011.

Note 5.  Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Furniture, computer equipment and software	$51,502	$38,321
Less accumulated depreciation	(23,082)	(13,933)

Property and equipment, net	$28,420	$24,388

Depreciation expense for three months ended March 31, 2012 and 2011 was $3,193 and $2,085, respectively.

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

March 31, 2012
Intellectual property	$1,346,842
Less accumulated amortization	-

Intangible assets, net	$1,346,842

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

The following summarizes the equity-method investee’s operations and balance sheet as provided to the Company by i-amtv Limited:

Three Months Ended March 31, 2012
Statement of Operations:
Revenue	$ -
Operating expenses	18,900
Other income	10,000
Net loss	(8,900)

March 31, 2012
Balance Sheet:
Current assets	$ 22,646
Noncurrent assets	949,999
Current liabilities	50,932

The Company’s share of loss for the three months ended March 31, 2012, is $3,560.

Note 8.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of March 31, 2012.

Note 9.  Related-Party Transactions

During the three ended March 31, 2012 and 2011, an affiliated company provided services in the amount of $11,100 and $162,700, respectively.  The unpaid balance of $47,100 is included in amounts due to stockholder.

Note 10.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of March 31, 2012, and December 31, 2011.

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

During the three months ended March 31, 2012, the Company issued 61,471,814 shares of common stock as settlement in full for acquisition of all the issued and outstanding shares of GIM with a fair value of $1,383,000.

Stock Purchase Warrants

At March 31, 2012, the Company had reserved 53,900 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

1,400	$571.43	2012
17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the three months ended March 31, 2012.

Note 11.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of March 31, 2012, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2011	2,184	$0.008
Options exercised	-	-
Options forfeited	-	-
Outstanding at March 31, 2012	2,184	$0.008

The following table summarizes stock options outstanding at March 31, 2012:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2012	(Years)	2012	2012
$0.008	2,184	0.33	2,184	$52

During the three months ended March 31, 2012, no options to purchase shares of common stock were issued, and no options were forfeited.

At March 31, 2012, 2,184 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Note 12.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of March 31, 2012, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $792 and $9,000, for the three months ended March 31, 2012 and 2011, respectively.  There are no future lease commitments for 2012 or beyond.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2012 and 2011, and our annual report on Form 10-K for the year ended December 31, 2011, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three months ended March 31, 2012, we completed the acquisition of Global Integrated Media Ltd. (GIM) for consideration of 61,471,814 shares of our common stock with a fair value of $1,383,000.

We acquired GIM for its business of custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand our service offerings and enhance the development of our Modizo line of business.

Results of Operations

Comparison of the Three Months Ended March 31, 2012,
with the Three Months Ended March 31, 2011

We had no gross revenue from continuing operations for the three-month periods ended March 31, 2012, and 2011.

Our operating expenses from continuing operations for the three months ended March 31, 2012, were $191,510, as compared to $1,028,984 for the comparable period ended March 31, 2011, a decrease for the three months ended March 31, 2012, of 81% due to a reduction of third-party consulting.

Overall, we have a net loss of $195,367 for the three-month period ended March 31, 2012, as compared to a net loss of $1,177,138 in the corresponding period of the preceding year.

We had 20 full-time employees as of March 31, 2012.  Of these, 14 are employed by GIM.

Liquidity and Capital Resources

As of March 31, 2012, our current assets were $121,344, as compared to $71,027 at December 31, 2011.  As of March 31, 2012, our current liabilities were $801,980, as compared to $592,640 at December 31, 2011.  Operating activities from continuing operations used net cash of $61,506 for the three months ended March 31, 2012, as compared to using net cash of $134,830 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, investing activities provided net cash of $25,155, comprised of cash acquired in the acquisition of GIM.  This is compared to net cash of $8,262 used by investing activities for the three months ended March 31, 2011.

Net cash of $11,100 was provided by financing activities during the three months ended March 31, 2012, as compared to net cash provided by financing activities of $162,700 during the comparable three months ended March 31, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, we issued the following unregistered securities:

On March 5, 2012, we issued 61,471,814 shares of common stock, with a fair value of $1,383,000, for the acquisition of GIM.  These securities were previously reported as issued in our current report on Form 8-K filed December 12, 2011; however, an unexpected delay in the completion of the acquisition resulted in their not being issued until March 5, 2012.

In the issuance above, no general solicitation was used and the transaction was negotiated directly with our executive officers.  The recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  This transaction was made in reliance on Regulation S.

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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: May 15, 2012	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer