Form 10-Q
period 2012-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2012-08-14
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
☐	Yes	☒	No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2012, the issuer had one class of common stock, with a par value of $0.0001, of which 625,881,006 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at June 30, 2012, and
	December 31, 2011	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2012 and 2011	4
	Unaudited Consolidated Statements of Comprehensive (Loss) Income for the
	Three and Six Months Ended June 30, 2012 and 2011	5
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
	for the Six Months Ended June 30, 2012	6
	and December 31, 2011
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2012 and 2011	7
	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4:	Controls and Procedures	21

	PART II—OTHER INFORMATION

Item 6:	Exhibits	22

	Signatures	23

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(unaudited)

	2012	2011
Assets

Current assets:
Cash	$21,804	$68,473
Accounts receivable	75,901	-
Prepaid expenses and deposits	2,837	2,554
Total current assets	100,542	71,027

Property and equipment, net	24,393	24,388
Intangible assets, net	1,234,714	-
Equity-method investment in i-amtv	366,963	372,192
Total assets	$1,726,612	$467,607

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$570,044	$493,326
Accrued expenses	72,966	39,167
Accrued compensation	217,091	6,795
Customer deposits and deferred revenue	11,120	-
Amounts due to stockholder	248,100	36,000
Amounts due to director	1,167	-
Promissory note	17,352	17,352
Total current liabilities	1,137,840	592,640

Stockholders' Equity (Deficiency)
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2011 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 625,881,006 shares (2011 - 564,409,192)	62,585	56,438
Additional paid-in capital	25,423,522	24,046,669
Accumulated deficit	(25,054,418)	(24,384,215)
Accumulated other comprehensive income	157,083	156,075
Total stockholders' equity (deficiency)	588,772	(125,033)
Total liabilities and stockholders' equity (deficiency)	$1,726,612	$467,607

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenue	$107,915	$-	$107,915	$-

Cost of revenue	61,307	-	61,307	-
Gross margin	46,608	-	46,608	-

Expenses:
General and administrative	519,353	1,991,766	710,863	3,249,038

Other income and expense:
Interest expense	(421)	(1,071)	(718)	(5,807)
Equity-method investment activity	(1,670)	-	(5,230)	-
	(2,091)	(1,071)	(5,948)	(5,807)

Loss from continuing operations	(474,836)	(1,992,837)	(670,203)	(3,254,845)

Discontinued operations (Note 3):
Income from discontinued operations	-	3,781	-	88,651
Gain on sale of discontinued division	-	4,405,840	-	4,405,840
Income from discontinued operations	-	4,409,621	-	4,494,491

Net Income (Loss) for the period	$(474,836)	$2,416,784	$(670,203)	$1,239,646

Earnings (loss) per share
Continuing operations
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued operations
Basic	$-	$0.01	$-	$0.01
Diluted	-	0.01	-	0.01

Weighted average number of shares outstanding
Basic	625,881,006	583,590,508	617,437,076	612,003,723
Diluted	626,131,838	584,756,828	617,687,908	613,170,043

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2012 and 2011
(unauditied)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net (Loss) Income	$(474,836)	$2,416,784	$(670,203)	$1,239,646
Other comprehensive loss:
Forgin currency translation adjustment gain (loss)	1,008	-	1,008	(3,657)

Total comprehensive (loss) income	$(473,828)	$2,416,784	$(669,195)	$1,235,989

See accompaying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Stockholders' Equity (Deficit)
For the six months ended June 30, 2012 and the year December 31, 2011
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2010	640,023,118	$64,000	$25,532,084	$(22,737,828)	$159,732	$3,017,988

Net Loss	-	-	-	(1,646,387)	-	(1,646,387)
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive loss						(1,650,044)

Common stock issued for settlement of amounts owing to related parties	4,613,385	461	303,294	-	-	303,755
Common stock issued for services provided	13,655,891	1,366	541,577	-	-	542,943
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services	-	-	1,975	-	-	1,975
Return of common stock on sale of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)
Common stock issued for acquisition of investment	15,644,298	1,564	378,436	-	-	380,000

Balance December 31, 2011	564,409,192	56,438	24,046,669	(24,384,215)	156,075	(125,033)

Net Loss	-	-	-	(670,203)	-	(670,203)
Foreign currency translations	-	-	-	-	1,008	1,008
Comprehensive loss	-	-	-	-	-	(669,195)

Common stock issued for acquisition of subsidiary	61,471,814	6,147	1,376,853	-	-	1,383,000

Balance June 30, 2012	625,881,006	$62,585	$25,423,522	$(25,054,418)	$157,083	$588,772

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	2012	2011
Cash used in operating activities
of continuing operations:

Operating activities:
Net loss for the period from continuing operations	$(670,203)	$(3,254,845)

Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	7,275	4,170
Amortization of intangible assets	112,226	1,750,000
Provision for promissory note	-	500,000
Common stock issued for services	-	55,850
Options issued for services	-	1,975
Equity-method investment activity	5,230	-
Changes in operating assets and liabilities
net of effects of acquistions:
Accounts receivable	(2,689)	-
Prepaid expenses and deposits	1,333	(13,541)
Accounts payable	7,398	93,130
Accrued expenses	33,799	19,574
Accrued compensation	210,063	(50,689)
Customer deposits and deferred revenue	9,288	-
Net cash used in operating activities
from continuing operations	(286,280)	(894,376)

Cash used in investing activities
from continuing activities:
Purchase of property and equipment	-	(8,262)
Cash component upon acquisition	25,392	-
Proceeds from sale of division, net	-	2,088,358
Net cash provided by investing activities
from continuing operations	25,392	2,080,096

Cash flow from financing activities
from continuing operations:
Proceeds from directors	1,167	-
Proceeds from (repayment to) affiliated company, net	212,100	(360,856)
Net cash provided by (used in) financing activities
from continuing operations	213,267	(360,856)

(Decrease) Increase in cash during the period	(47,621)	824,864
Foreign exchange effect on cash	952	3,657
Net cash used by discontinued operations	-	(22,103)

Cash at beginning of the period	68,473	66,249

Cash at end of the period	$21,804	$872,667

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

Supplementary Information:

	2012	2011

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for acquistion of subsidiary	1,383,000	-
Common stock returned as part consideration for sale of mms division	-	2,750,000

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Intelligent Communication Enterprise Corporation (the “Company” or “Intelligent”) has continuing operations providing multimedia content and integrated media services.  The iCEsync business using the Modizo.com platform distributes video content to website visitors and attracts advertising revenue.

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

On March 5, 2012, Intelligent completed the acquisition of Global Integrated Media Limited (“GIM”) and exchanged 61,471,814 shares of common stock in exchange for all of the issued and outstanding shares of GIM with a fair value of $1.38 million.  GIM has been consolidated effective from March 31, 2012, the date the Company gained control of GIM. Intelligent has accounted for this transaction using the acquisition method.

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

For 2012, the consolidated financial statements include the accounts of Intelligent Communication Enterprise Corporation and its wholly owned subsidiaries Mobiclear Ltd. and Mobiclear Inc. (British Virgin Islands) and GIM and Global Integ. Media (GIM) Ltd., Corporation from March 31, 2012, the date the Company gained effective control of GIM.

All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Singapore, Hong Kong, and the Philippines.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable

Accounts receivable result primarily from provision of publishing services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There was no allowance for doubtful accounts at June 30, 2012.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the six months ended June 30, 2012 and 2011, software development costs of $nil and $8,262, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six months ended June 30, 2012 and 2011, no potential impairment losses related to the Company’s long-lived assets were identified.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue for the iCEsync business, which includes charges on a transactional and other basis, and for the GIM business, which includes contract publishing and advertising sales, realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the six months ended June 30, 2012 or 2011.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Basic	625,881,006	583,590,508	617,437,076	612,003,723
Incremental shares under stock compensation plans	2,184	915,684	2,184	915,684
Incremental shares connected with previously converted promissory notes	248,648	250,636	248,648	250,636
Fully diluted	626,131,838	584,756,828	617,687,908	613,170,043

Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), as defined, includes net income (loss), foreign currency translation adjustment, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Note 2.  Business Combinations

Acquisition of GIM

In the fourth quarter of 2011, the Company entered into an agreement to acquire GIM by issuing 61,471,814 million shares of the Company’s stock, valued at $1,383,000 as of the date of the agreement, in exchange for all of the outstanding shares of GIM.  The consideration for this transaction was exchanged on March 5, 2012.  The Company has consolidated GIM as of March 31, 2012, the date the Company gained control of GIM.  GIM is continuing to operate as Global Integrated Media Limited and offers custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand the Company’s service offerings and enhance the development of the Company’s Modizo line of business.  This business combination has been accounted for using the acquisition method.

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

Assets
Cash	$25,392
Accounts receivable	73,212
Prepaid expenses and deposits	1,616
Property and equipment	7,225
Intangible assets	1,346,940
Total assets	1,454,385

Liabilities
Accounts payable and accrued expenses	69,553
Customer deposits	1,832
71,385

Net assets acquired	$1,383,000

Operations, revenue, and expenses include the operations of GIM effective from April 1, 2012, which is the first business day after the acquisition date.

Unaudited pro forma results of the Company for the three and six months ended June 30, 2012 and 2011, as if the acquisition occurred on January 1, 2011, after giving effect to certain acquisition accounting adjustments, are stated below.  The unaudited pro forma information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$107,915	$170,799	$268,186	$328,648
Loss for the period	(474,836)	(42,318)	(709,592)	(1,279,365)
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011

Furniture, computer equipment and software	$51,620	$38,321
Less accumulated depreciation	(27,227)	(13,933)

Property and equipment, net	$24,393	$24,388

Depreciation expense for three- and six-month periods ended June 30, 2012 and 2011, was $3,193 and $7,275 and $2,085 and $4,170 respectively.

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

June 30, 2012

Intangible assets	$1,346,940
Less accumulated amortization	112,226

Intangible assets, net	$1,234,714

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

The following summarizes the equity-method investee’s operations as provided to the Company by i-amtv Limited:

Six Months Ended June 30, 2012

Statement of Operations:
Revenue	$-
Operating expenses	33,075
Other income	20,000
Net loss	$(13,075)

The Company’s share of loss for the six months ended June 30, 2012, is $5,230.

Note 7.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of June 30, 2012.

Note 8.  Related-Party Transactions

During the six months ended June 30, 2012 and 2011, an affiliated company provided services in the amount of $143,568 and $385,850 and advances of $68,532 and $nil, respectively.  The unpaid balance of $248,100 is included in amounts due to stockholder.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2012, and December 31, 2011.

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

During the six months ended June 30, 2012, the Company issued 61,471,814 shares of common stock as settlement in full for acquisition of all the issued and outstanding shares of GIM with a fair value of $1,383,000.

Stock Purchase Warrants

At June 30, 2012, the Company had reserved 52,500 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

17,500	0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the six months ended June 30, 2012.

Note 10.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisers, and consultants.

A summary of the Company’s stock options as of June 30, 2012, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2011	2,184	$0.008
Options exercised	-	-
Options forfeited	-	-
Outstanding at June 30, 2012	2,184	$0.008

The following table summarizes stock options outstanding at June 30, 2012:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2012	(Years)	2012	2012

$0.008	2,184	0.33	2,184	$24

During the six months ended June 30, 2012, no options to purchase shares of common stock were issued, and no options were forfeited.

At June 30, 2012, 2,184 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 226% to 260%.

Note 11.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of June 30, 2012, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $5,049 and $18,000, for the six months ended June 30, 2012 and 2011, respectively.  There are future lease commitments of $7,599 for 2012 and $5,626 for 2013.

Note 12.  Segment Information

The Company operates on a global platform and as such has structured its continuing operations in two lines of business, each encompassing global business: (1) corporate and Modizo (multimedia solutions to mobile communities); and (2) custom publishing and services.  The Company’s summary financial information by segment for the three and six months ended June 30, 2012 and 2011, as taken from the internal management reports, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Modizo	$844	$-	$844	$-
Custom publishing	107,071	-	107,071	-
	$107,915	$-	$107,915	$-

Loss
Modizo	$(343,834)	$(1,992,837)	$(535,641)	$(3,254,845)
Custom publishing	(129,332)	-	(129,332)	-
	$(473,166)	$(1,992,837)	$(664,973)	$(3,254,845)

Assets
Modizo			$27,670	$2,664,443
Custom publishing			1,331,308	-
			$1,358,978	$2,664,443

All revenues and long-lived assets for the three and six months ended June 30, 2012 and 2011 are attributable to Asia.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2012 and 2011, and our annual report on Form 10-K for the year ended December 31, 2011, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that during the three- and six-month periods ended June 30, 2012, we completed the acquisition and are now consolidating the operating results of Global Integrated Media Ltd. (GIM).  The acquisition was paid for in whole by the issuance of 61,471,814 shares of our common stock with a fair value of $1,383,000.

We acquired GIM for its business of custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand our service offerings and enhance the development of our Modizo line of business.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012,
with the Three and Six Months Ended June 30, 2011

We had gross revenue of $107,915 for the three and six months ended June 30, 2012, as compared to no revenue for each of the three and six months ended June 30, 2011.  This is due to the consolidation of operations of our new subsidiary and receipt of advertising revenue from our Modizo platform.

Our operating expenses from continuing operations for the three and six months ended June 30, 2012, were $519,353 and $710,863, respectively, as compared to $1,991,776 and $3,249,038, respectively, for the comparable periods ended June 30, 2011, a decrease for the three and six months ended June 30, 2012, of 74% and 78%, respectively.  These reductions are primarily due to reduction of costs, including third-party consulting, since the disposal of the messaging business in the three and six months ended June 30, 2011.

Overall, we have net losses, from continuing operations, of $474,836 and $670,203 for the respective three and six months ended June 30, 2012, as compared to net losses, from continuing operations, of $1,992,837 and $3,254,845 in the corresponding periods of the preceding year.

We had 19 full-time employees as of June 30, 2012.

Segment Information

We operate on a global platform and as such have structured our continuing operations in two lines of business, each encompassing global business: (1) corporate and Modizo (multimedia solutions to mobile communities); and (2) custom publishing and services.  Our summary financial information by segment for the three and six months ended June 30, 2012 and 2011, as taken from the internal management reports, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Modizo	$844	$-	$844	$-
Custom publishing	107,071	-	107,071	-
	$107,915	$-	$107,915	$-

Loss
Modizo	$(343,834)	$(1,992,837)	$(535,641)	$(3,254,845)
Custom publishing	(129,332)	-	(129,332)	-
	$(473,166)	$(1,992,837)	$(664,973)	$(3,254,845)

Assets
Modizo			$27,670	$2,664,443
Custom publishing			1,331,308	-
			$1,358,978	$2,664,443

All revenues and long-lived assets for the three and six months ended June 30, 2012 and 2011, are attributable to Asia.

Liquidity and Capital Resources

As of June 30, 2012, our current assets were $100,542, as compared to $71,027 at December 31, 2011.  As of June 30, 2012, our current liabilities were $1,137,840, as compared to $592,640 at December 31, 2011.  Operating activities from continuing operations used net cash of $286,280 for the six months ended June 30, 2012, as compared to use of net cash of $894,376 for the six months ended June 30, 2011.

During the six months ended June 30, 2012, investing activities provided net cash of $25,392, comprised of cash acquired in the acquisition of GIM.  This is compared to the use of cash of $8,262 for purchase of property and the receipt of proceeds from the sale of the messaging division of $2,088,358 during the six months ended June 30, 2011.

Net cash of $213,267 was provided by financing activities during the six months ended June 30, 2012, as compared to net cash used by financing activities of $360,856 during the comparable six months ended June 30, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	To be filed within 30 days from the filing date of this report pursuant to the grace period provided for the filing of the first detail tagged submission.
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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: August 14, 2012	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer