Form 10-Q/A
period 2012-06-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2012-08-27
CIK 225211

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.

Item 101	Interactive Data File
101	Interactive Data File	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: August 24, 2012	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: August 24, 2012	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer

3