Form 10-Q
period 2012-09-30
INTELLIGENT COMMUNICATION ENTERPRISE CORP
filed 2012-11-19
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 9, 2012, the issuer had one class of common stock, with a par value of $0.0001, of which 696,030,475 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at September 30, 2012 and
	December 31, 2011	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2012 and 2011	4
	Unaudited Consolidated Statements of Comprehensive Loss for the
	Three and Nine Months Ended September 30, 2012 and 2011	5
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)
	for the Nine Months Ended September 30, 2012	6
	and the Year Ended December 31, 2011
	Unaudited Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2012 and 2011	7
	Notes to the Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4:	Controls and Procedures	23

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 5:	Other Events	24

Item 6:	Exhibits	25

	Signatures	26

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(unaudited)

	2012	2011
Assets

Current assets:
Cash	$24,443	$68,473
Accounts receivable, net of allowance of $6,003	67,833	-
Prepaid expenses and deposits	4,261	2,554
Total current assets	96,537	71,027

Property and equipment, net	20,387	24,388
Intangible assets, net	792,450	-
Equity-method investment in i-amtv	-	372,192
Total assets	$909,374	$467,607

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$652,040	$493,326
Accrued expenses	68,298	39,167
Accrued compensation	116,512	6,795
Customer deposits and deferred revenue	9,955	-
Amounts due to stockholder	47,000	36,000
Amounts due to director	6,252	-
Promissory note	17,352	17,352
Total current liabilities	917,409	592,640

Stockholders' Equity (Deficiency):
Preferred stock:
$0.0001 par value, authorized 150,000,000
issued and outstanding nil shares (2011 - nil)	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 675,561,122 shares (2011 - 564,409,192)	67,553	56,438
Additional paid-in capital	25,949,370	24,046,669
Accumulated deficit	(26,181,693)	(24,384,215)
Accumulated other comprehensive income	156,735	156,075
Total stockholders' equity (deficiency)	(8,035)	(125,033)
Total liabilities and stockholders' equity (deficiency)	$909,374	$467,607

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenue	$96,653	$-	$204,568	$-

Cost of revenue	33,377	-	94,684	-
Gross margin	63,276	-	109,884	-

Expenses:
General and administrative	492,898	1,598,369	1,203,761	4,847,394
Impairment loss	330,000	-	330,000	-
	822,898	1,598,369	1,533,761	4,847,394
Other income and expense:
Interest expense	(690)	-	(1,408)	(5,807)
Equity-method investment activity	(8,888)	(4,088)	(14,118)	(4,088)
Impairment loss of equity-method investment	(358,075)	-	(358,075)	-
	(367,653)	(4,088)	(373,601)	(9,895)

Loss from continuing operations	(1,127,275)	(1,602,457)	(1,797,478)	(4,857,289)

Discontinued operations (Note 3):
Income from discontinued operations	-	-	-	88,638
Gain on sale of discontinued division	-	-	-	4,405,840
Income from discontinued operations	-	-	-	4,494,478

Net Loss for the period	$(1,127,275)	$(1,602,457)	$(1,797,478)	$(362,811)

Earnings (loss) per share
Basic and diluted net loss per share from
continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted net loss per share from
discontinued operations	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares outstanding
Basic and diluted	657,871,845	553,960,845	628,612,721	592,443,486

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net Loss	$(1,127,275)	$(1,602,457)	$(1,797,478)	$(362,811)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	(348)	-	660	(3,657)

Total comprehensive loss	$(1,127,623)	$(1,602,457)	$(1,796,818)	$(366,468)

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Stockholders' Equity (Deficiency)
For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance December 31, 2010	640,023,118	$64,000	$25,532,084	$(22,737,828)	$159,732	$3,017,988

Net Loss	-	-	-	(1,646,387)	-	(1,646,387)
Foreign currency translations	-	-	-	-	(3,657)	(3,657)
Comprehensive loss						(1,650,044)

Common stock issued for settlement of amounts owing to related parties	4,613,385	461	303,294	-	-	303,755
Common stock issued for services provided	13,655,891	1,366	541,577	-	-	542,943
Common stock issued on exercise of options	472,500	47	28,303	-	-	28,350
Options issued to related parties for services	-	-	1,975	-	-	1,975
Return of common stock on sale of mms division	(110,000,000)	(11,000)	(2,739,000)	-	-	(2,750,000)
Common stock issued for acquisition of investment	15,644,298	1,564	378,436	-	-	380,000

Balance December 31, 2011	564,409,192	56,438	24,046,669	(24,384,215)	156,075	(125,033)

Net Loss	-	-	-	(1,797,478)	-	(1,797,478)
Foreign currency translations	-	-	-	-	660	660
Comprehensive loss	-	-	-	-	-	(1,796,818)

Common stock issued for acquisition of subsidiary	61,471,814	6,147	1,376,853	-	-	1,383,000
Common stock issued for services provided	18,667,616	1,867	280,849	-	-	282,716
Common stock issued for settlement of amounts owing to related parties	31,012,500	3,101	244,999	-	-	248,100

Balance September 30, 2012	675,561,122	$67,553	$25,949,370	$(26,181,693)	$156,735	$(8,035)

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	2012	2011
Cash used in operating activities
of continuing operations:

Operating activities:
Net (loss) for the period from continuing operations	$(1,797,478)	$(4,857,289)

Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	11,309	7,363
Amortization of intangible assets	224,490	2,625,000
Impairment losses	688,075	-
Provision for promissory note	-	500,000
Common stock issued for services	282,716	242,943
Options issued for services	-	1,975
Equity-method investment activity	14,117	4,088
Changes in operating assets and liabilities
net of effects of acquisitions:
Accounts receivable	5,379	-
Prepaid expenses and deposits	(91)	(51,837)
Accounts payable	89,394	70,550
Accrued expenses	29,131	(17,810)
Accrued compensation	109,484	(65,283)
Customer deposits and deferred revenue	8,123	-
Net cash used in operating activities
from continuing operations	(335,351)	(1,540,300)

Cash used in investing activities
from continuing activities:
Purchase of property and equipment	-	(13,301)
Cash component upon acquisition	25,392	-
Proceeds from sale of division, net	-	2,088,358
Net cash provided by investing activities
from continuing operations	25,392	2,075,057

Cash flow from financing activities
from continuing operations:
Proceeds from directors	6,252	-
Proceeds from (repayment to) affiliated company, net	259,100	(436,806)
Net cash (used by) provided by financing activities
from continuing operations	265,352	(436,806)

(Decrease) increase in cash during the period	(44,607)	97,951
Foreign exchange effect on cash	577	3,646
Net cash (used) provided by discontinued operations	-	(22,103)

Cash at beginning of the period	68,473	66,249

Cash at end of the period	$24,443	$145,743

See accompanying notes to consolidated financial statements.

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

Supplementary Information:
	2012	2011

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for acquisition of subsidiary	1,383,000	-
Common stock returned as part consideration for sale of mms division	-	2,750,000
Common stock issued for investment in equity-method investee	-	380,000
Common stock issued for settlement of amounts due stockholder	248,100	303,755

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  During the year ended December 31, 2011, the Company sold its iCEmms division, which was its only revenue-producing division at that time.  The Company used cash received from the sale of its iCEmms division to retire debt and fund the iCEsync business, but the Company’s intention is to raise additional equity to finance the further development of markets for its products and services until positive cash flows can be generated from its operations.  However, the Company cannot assure that additional funds will be available to the Company when required or on terms acceptable to the Company, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

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

Accounts Receivable

Accounts receivable result primarily from provision of publishing services to customers and are recorded at their principal amounts.  Receivables are considered past due after 30 days.  When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  There was an allowance of $6,003 for doubtful accounts at September 30, 2012.  Receivables are generally unsecured.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have off-balance sheet credit exposure related to its customers.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the nine months ended September 30, 2012 and 2011, software development costs of $nil and $13,301, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the three and nine months ended September 30, 2012, the Company has charged operations with an impairment loss of $688,075, of which $330,000 is associated with management’s assessment of the impairment of intangible assets acquired in 2012 and less than expected revenue being generated by the business and $358,075 is associated with management’s assessment of the impairment of its investment in i-amtv as films, such as those in the library of i-amtv, being available at no  cost online, which has necessitated a change in the business model of the Company's Modizo business.  During the three and nine months ended September 30, 2011, no potential impairment losses related to the Company’s long-lived assets were identified.

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

For the nine months ended September 30, 2012, one of the Company’s customers accounted for 56% of its revenue.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the nine months ended September 30, 2012 or 2011.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three- and nine-month periods ended September 30, 2012 and 2011, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2.  Business Combinations

Acquisition of GIM

In the fourth quarter of 2011, the Company entered into an agreement, with the wife of an officer and director of the Company, to acquire GIM by agreeing to issue 61,471,814 million shares of the Company’s stock, valued at $1,383,000 as of the date of the agreement, in exchange for all of the outstanding shares of GIM.  The consideration for this transaction was exchanged on March 5, 2012.  The Company has consolidated GIM as of March 31, 2012, the date the Company gained control of GIM.  GIM is continuing to operate as Global Integrated Media Limited and offers custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand the Company’s service offerings and enhance the development of the Company’s Modizo line of business.  This business combination has been accounted for using the acquisition method.

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

Unaudited pro forma results of the Company for the three and nine months ended September 30, 2012 and 2011, as if the acquisition occurred on January 1, 2011, after giving effect to certain acquisition accounting adjustments, are stated below.  The unaudited pro forma information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$96,653	$195,496	$513,334	$524,144
Loss for the period	(1,127,275)	(1,738,549)	(1,856,550)	(601,130)
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011

Furniture, computer equipment and software	$51,619	$38,321
Less accumulated depreciation	(31,232)	(13,933)

Property and equipment, net	$20,387	$24,388

Depreciation expense for three- and nine-month periods ended September 30, 2012 and 2011, was $4,034 and $11,309 and $3,193 and $7,363 respectively.

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

September 30, 2012

Intellectual property	$1,016,940
Less accumulated amortization	224,490

Intangible assets, net	$792,450

An impairment loss of $330,000 has been recorded for the three and nine months ended September 30, 2012, which was associated with management’s assessment of the intellectual property and less than expected revenue being generated by the business.

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

The following summarizes the equity-method investee’s operations as provided to the Company by i-amtv Limited:

Nine Months Ended
September 30, 2012

Statement of Operations:
Revenue	$-
Operating expenses	60,294
Other income	25,000
Net loss	$(35,294)

The Company’s share of loss for the nine months ended September 30, 2012, is $14,118.

An impairment loss of $358,075 has been recorded for the three and nine months ended September 30, 2012, which was associated with management’s assessment of the equity-method investment as films, such as those in the library of i-amtv, being available at no cost online, which has necessitated a change in the business model of the Company's Modizo business.

Note 7.  Promissory Note

The Company issued a non-interest-bearing promissory note, due June 15, 2009, in the amount of $17,352.  The promissory note remains unpaid as of September 30, 2012.

Note 8.  Related-Party Transactions

During the three and nine months ended September 30, 2012 and 2011, an affiliated company provided services and advances in the amount of $47,000 and $259,100 and $116,000 and $385,850, respectively.  During the three months ended September 30, 2012, the amount of $248,100 was settled by the issuance of 31,012,500 shares of common stock.  The unpaid balance of $47,000 is included in amounts due to stockholder.  Subsequent to September 30, 2012, this amount was settled by the issuance of 4,011,924 shares of common stock.

The acquisition of GIM, Note 2, by the issuance of 61,471,814 shares of the Company's common stock with a fair value of $1,383,000, was acquired from the wife of an officer and director of the Company.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of September 30, 2012, and December 31, 2011.

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

The application of these stock consolidations and forward-splits has been shown retroactively in these consolidated financial statements.

During the nine months ended September 30, 2012, the Company issued:

•	61,471,814 shares of common stock as settlement in full for acquisition of all the issued and outstanding shares of GIM with a fair value of $1,383,000;

•	31,012,500 shares of common stock as settlement of $248,100 owing to an affiliated company; and

•	18,667,616 shares of common stock as settlement of $282,716 owing to officers and directors of the Company for services rendered.

Stock Purchase Warrants

At September 30, 2012, the Company had reserved 52,500 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

17,500	$0.031	2013
35,000	0.018	2013

Pursuant to a prior year debt arrangement, the Company is obligated to issue warrants, as commission fees, entitling the holder to purchase 18,480 shares of common stock.  There were no warrants issued or exercised during the nine months ended September 30, 2012.

Note 10.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisers, and consultants.

A summary of the Company’s stock options as of September 30, 2012, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2011	2,184	$0.008
Options exercised	-	-
Options expired	2,184	-
Outstanding at September 30, 2012	-	$0.000

During the nine months ended September 30, 2012, 2,184 options expired and no options to purchase shares of common stock were issued, and no options were forfeited.

Note 11.  Commitments and Contingencies

Pursuant to a financing agreement entered into in February 2008, the Company is obligated to issue warrants, exercisable for five years from date of issue, for a number of shares of common stock equal to 10% of the number of shares issued under the financing.  As of September 30, 2012, the Company is obligated to issue warrants to purchase 18,480 shares of common stock.

Pursuant to an agreement entered into in August 2008, the Company is obligated to issue shares of common stock equivalent to 1% of the issued and outstanding shares of the Company at each of March 1, 2009, June 1, 2009, and September 1, 2009.

Lease Commitments

The Company incurred total rent expense of $7,798 and $18,223, for the nine months ended September 30, 2012 and 2011, respectively.  There are future lease commitments of $3,866 for 2012 and $5,725 for 2013.

Note 12.  Segment Information

The Company operates on a global platform and as such has structured its continuing operations in two lines of business, each encompassing global business: (1) corporate and Modizo (multimedia solutions to mobile communities); and (2) custom publishing and services.  The Company’s summary financial information by segment for the three and nine months ended September 30, 2012 and 2011, as taken from the internal management reports, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Modizo	$576	$-	$1,420	$-
Custom publishing	96,077	-	203,148	-
	$96,653	$-	$204,568	$-

Loss
Modizo	$(307,999)	$(1,602,457)	$(851,145)	$(4,857,289)
Custom publishing	(452,313)	-	(574,140)	-
	$(760,312)	$(1,602,457)	$(1,425,285)	$(4,857,289)

Assets
Modizo			$30,975	$1,102,660
Custom publishing			878,399	-
			$909,374	$1,102,660

All revenues and long-lived assets for the three and nine months ended September 30, 2012 and 2011 are attributable to Asia.

Note 13.  Subsequent Events

Subsequent to September 30, 2012, the Company:

•	issued 16,457,429 shares of common stock as settlement of $192,800 owing to officers and directors of the Company for services rendered;

•	issued 4,011,924 shares of common stock in settlement of $47,000 owing to an affiliated company; and

•
entered into an agreement to acquire a minimum of 75% of the issued and outstanding shares of One Horizon Group, Plc., a United Kingdom company (“OHG”).  The Company has agreed that up to 17,853,476,138 shares of common stock will be issued to acquire the issued and outstanding shares of OHG; it will issue options to acquire up to 216,132,393 shares of common stock, exercisable at prices between $0.16 and $0.59 per share, to holders of options to acquire OHG stock; and it will reserve an additional 1,120,896,000 shares of common stock that will be used to cover future options and warrants to which OHG has committed.  The transaction, which has an estimated fair value of $196 million, is expected to close before January 31, 2013.  The acquisition will be accounted for as a reverse merger transaction with the Company being considered the acquired business for accounting purposes.  Future financial statements will be described as a continuation of the business of OHG.

On closing the current board members and management will resign and be replaced by members and officers appointed by OHG.

OHG is in the business of providing solutions for the mobile, fixed and satellite communications industry and it is intended that this business will become the Company’s main business.  It is anticipated that, after closing, the Company will change its corporate name to that of OHG.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2012 and 2011, and our annual report on Form 10-K for the year ended December 31, 2011, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes that a recent acquisition agreement is likely to be the most significant event affecting our financial future.  In October 2012, we entered into an agreement to acquire a minimum of 75% of the issued and outstanding shares of One Horizon Group, Plc, a United Kingdom company (“OHG”).  Upon closing of the transaction, we have agreed to issue up to 17,853,476,138 shares of our common stock to acquire the issued and outstanding shares of OHG.  As a result of this issuance, our shareholders immediately before the transaction will only own approximately three and one-half percent of our issued and outstanding shares after the transaction.  We have also agreed to issue options to acquire up to 216,132,393 shares of our common stock to holders of options to acquire shares of OHG stock, and we have agreed to reserve an additional 1,120,896,000 shares of our common stock to cover future options and warrants for which OHG has committed.  The acquisition is expected to be accounted for as a reverse transaction in which we will be considered the acquired party for accounting purposes.  Future financial statements would then be described as a continuation of the business of OHG.

Management believes the most significant feature of our financial condition during the three- and nine-month periods ended September 30, 2012, is that we completed the acquisition and are now consolidating the operating results of Global Integrated Media Ltd. (GIM).  The acquisition was paid for in whole by the issuance of 61,471,814 shares of our common stock with a fair value of $1,383,000.

We acquired GIM for its business of custom publishing, advertising design, brand building, media representation, and website design and development.  The objective of the acquisition is to expand our service offerings and enhance the development of our Modizo line of business.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012,
with the Three and Nine Months Ended September 30, 2011

We had gross revenue of $96,653 and $204,568, respectively, for the three and nine months ended September 30, 2012, as compared to no revenue for each of the three and nine months ended September 30, 2011.  This is due to the consolidation of operations of our new subsidiary and receipt of advertising revenue from our Modizo platform.

Our general and administrative expenses from continuing operations for the three and nine months ended September 30, 2012, were $492,898 and $1,203,761, respectively, as compared to $1,598,369 and $4,847,394, respectively, for the comparable periods ended September 30, 2011, a decrease for the three and nine months ended September 30, 2012, of 69% and 75%, respectively.  These reductions are primarily due to reduction of costs, including third-party consulting, since the disposal of the messaging business in the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, we have also charged operations with an impairment loss of $330,000 and $330,000, respectively, as compared to no impairment charge in either of the three and nine months ended September 30, 2011.  During the three and nine months ended September 30, 2012, we have recognized an impairment loss of $358,075 and $358,975, respectively, related to the carrying value of our equity investment.  This is compared to no impairment charge in either of the three and nine months ended September 30, 2011.  These impairment charges have been recognized after management’s review of the carry value of our long-lived assets.

Overall, we have net losses from continuing operations of $1,127,275 and $1,797,478 for the respective three and nine months ended September 30, 2012, as compared to net losses from continuing operations of $1,602,457 and $4,857,289 in the corresponding periods of the preceding year.

We had 18 full-time employees as of September 30, 2012.

Segment Information

We operate on a global platform and as such have structured our continuing operations in two lines of business, each encompassing global business: (1) corporate and Modizo (multimedia solutions to mobile communities); and (2) custom publishing and services.  Our summary financial information by segment for the three and nine months ended September 30, 2012 and 2011, as taken from the internal management reports, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Modizo	$576	$-	$1,420	$-
Custom publishing	96,077	-	203,148	-
	$96,653	$-	$204,568	$-

Loss
Modizo	$(307,999)	$(1,602,457)	$(851,145)	$(4,857,289)
Custom publishing	(452,313)	-	(574,140)	-
	$(760,312)	$(1,602,457)	$(1,425,285)	$(4,857,289)

Assets
Modizo			$30,975	$1,102,660
Custom publishing			878,399	-
			$909,374	$1,102,660

All revenues and long-lived assets for the three and nine months ended September 30, 2012 and 2011, are attributable to Asia.

Liquidity and Capital Resources

As of September 30, 2012, our current assets were $96,537, as compared to $71,027 at December 31, 2011.  As of September 30, 2012, our current liabilities were $917,409, as compared to $592,640 at December 31, 2011.

Operating activities from continuing operations used net cash of $335,351 for the nine months ended September 30, 2012, as compared to use of net cash of $1,540,300 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, investing activities provided net cash of $25,392, comprised of cash acquired in the acquisition of GIM.  This is compared to the use of cash of $13,301 for purchase of property and the receipt of proceeds from the sale of the messaging division of $2,088,358 during the nine months ended September 30, 2011.

Net cash of $265,352 was provided by financing activities during the nine months ended September 30, 2012, as compared to net cash used by financing activities of $436,806 during the comparable nine months ended September 30, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, and subsequent to the third quarter, we issued the following unregistered securities, which have not been previously reported, as follows:

On August 15, 2012, we issued 18,667,616 shares of common stock, with a fair value of $282,716, for settlement of amounts owing to officers and directors.

On August 17, 2012, we issued 31,012,500 shares of common stock, with a fair value of $248,100, for settlement of amounts owing to an affiliated company.

On October 16, 2012, we issued 16,457,429 shares of common stock, with a fair value of $192,800, for settlement of amounts owing to officers and directors

On October 16, 2012, we issued 4,011,924 shares of common stock, with a fair value of $47,000, for settlement of amounts owing to an affiliated company.

With the issuances above, no general solicitation was used and the transactions were negotiated directly with our executive officers, directors, and affiliated company.  The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation S.

ITEM 5.  OTHER EVENTS

See Item 2. Recent Issuances of Unregistered Securities and Use of Proceeds.

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

Registrant

INTELLIGENT COMMUNICATION ENTERPRISE CORPORATION

Date: November 19, 2012	By:	/s/ Victor Jeffery
Victor Jeffery, President and
Chief Executive Officer

Date: November 19, 2012	By:	/s/ Sarocha Hatthasakul
Sarocha Hatthasakul
Chief Financial Officer