Form 10-K
period 2012-12-31
One Horizon Group, Inc.
filed 2013-05-13
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________.

OR

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  July 1, 2012 to December 31, 2012.

Commission File Number 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Weststrasse 1, Baar Switzerland	CH6340
(Address of principal executive offices)	(Zip Code)

+41-41-7605820
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the 562,371,636 shares of voting and nonvoting common stock held by nonaffiliates of the issuer was $6,129,850.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 29, 2013, 18,879,848,155 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Explanatory Note – Change in Fiscal Year

On November 30, 2012, the Company (then known as Intelligent Communication Enterprise Corporation (“ICE Corp.”)) and One Horizon Group PLC, a public limited company incorporated in England and Wales (“One Horizon UK”), consummated a share exchange (the “Share Exchange”), as a result of which One Horizon UK became a subsidiary of the Company, with former One Horizon UK shareholders holding approximately 96% of the issued and outstanding shares of ICE Corp. The Company’s name was subsequently changed to One Horizon Group, Inc. Prior to the Share Exchange, One Horizon UK had a June 30th fiscal year end, which, by virtue of One Horizon UK being deemed the accounting acquirer, became the fiscal year end of the Company. On February 13, 2013, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company changed the Company's fiscal year end from June 30 to December 31. As a result of this change, this Transition Report on Form 10-KT (the “Report”) includes the financial information for the six-month transition period from July 1, 2012 to December 31, 2012 (the "Transition Period"). Prior to this Report, the Annual Reports on Form 10-K of the Company (formerly ICE Corp.) cover the fiscal year from January 1 to December 31.

Unless otherwise noted, references to the “Company” in this Report include One Horizon Group, Inc. and all of its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Among these risks and uncertainties are the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of future businesses or joint ventures; our ability to obtain or maintain relevant intellectual property rights; intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; our ability to obtain additional financing if required; our early history of net losses and our ability to maintain consistent profitability in the future. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

We develop and license software to telecommunications operators through our indirect wholly-owned subsidiaries Horizon Globex GmbH and Abbey Technology GmbH, each incorporated under the laws of Switzerland (“Horizon Globex” and “Abbey Technology,” respectively). Specifically, Horizon Globex and Abbey Technology develop software application platforms that optimize mobile voice, instant messaging and advertising communications over the internet, collectively, the “Horizon Platform.” Both subsidiaries do this by using proprietary software techniques that use internet bandwidth more efficiently than other technologies that are unable to provide a low-bandwidth solution. The Horizon Platform is a bandwidth-efficient Voice Over Internet Protocol (“VoIP”) platform for smartphones and tablets, and also provides optimized data applications including messaging and mobile advertising. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line and satellite communications markets. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore and Hong Kong.

The Horizon Platform delivers a turnkey mobile VoIP solution to telecommunications operators. We believe that the technology underlying the Horizon Platform, which we call SmartPacket™, is the world’s most bandwidth-efficient VoIP technology. Our VoIP technology is able to transmit voice at 2kbps compared to around 8kbps offered by other VoIP platforms, thereby enabling voice communications over limited bandwidth and congested cellular telecom data networks including 2G, 3G and 4G.

Industry

The global telecommunication services market continues to experience growth. This growth is mainly being driven by the growth in the number of mobile subscribers. Although the mobile VoIP (or “mVoIP”) is a small percentage of the total revenue generated by mobile telecommunications providers, Visiongain, an independent business information provider for the telecommunications industry, among others, expects this market to grow significantly by 2016 as a number of commercial and technological factors alter mobile voice communications. These factors include innovative smartphone designs with improved user interfaces and acoustics, increased acceptance of VoIP and overall increases in broadband penetration.

According to Visiongain, mVoIP users are expected to increase to more than 180 million with total revenue of more than $36 billion by 2016. We expect consumer demand for all VoIP and mVoIP will continue to grow for a number of reasons including cheaper rates. The market will likely continue to broaden as VoIP is further incorporated into other mobile applications, including social networking applications. The major factors driving the growth of mVoIP include rise in the use of mobile smartphones, intense price competition and price regulations that are driving down voice revenues as a proportion of total mobile revenue and shifts in consumer behavior.

The growth of smartphones and tablets is a key driver for the Company in increasing the number of customers and revenue.  According to estimates by the International Data Corporation, a provider of market intelligence in the industry, the number of smartphones globally will grow from 495 million in 2011 to 1.52 billion in 2015. Smartphones consume 24X more data than the “feature phones” that they replace due to higher usage of data, VoIP, and video services, creating a significant strain on existing carrier infrastructure and creating potentially severe network congestion issues particularly in high density, high population markets.

The increase in mobile data consumption has been driven by the availability of cheap GSM (global system for mobile communications) data and the massive uptake of smartphones and tablets, devices on which our mobile application, Horizon Call, was designed to run.

In its paper titled “Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2012–2017,” Cisco projects global mobile data traffic to increase 13-fold between 2012 and 2017. According to Cisco, at the end of 2012, the number of mobile-connected devices exceeded the number of people on earth, and by 2017, it is expected that there will be 1.4 mobile devices per capita. According to Cisco, in 2017, it is expected that 4G will account for ten percent of connections, but 45 percent of total traffic. Horizon Call addresses the need for efficient data on the next generation networks while tackling the need for efficient data usage on legacy networks in the world’s most populous countries.

Our Technology

Our technology enables greater bandwidth efficiency by reducing IP overhead and optimizing packet flow, delivery and playback. It is also extremely efficient in the way it handles silence. Traditional VoIP calls send the same amount of data in both directions, regardless of whether someone is speaking or not. SmartPacket™ detects silence and sends “heartbeats” so it does not sound like the line has been dropped. These heartbeats get sent at only 0.25kbps compared to approximately 8kbps on other VoIP platforms. In addition to low-bandwidth VoIP, our technology can also be utilized to enhance data applications for personal computers (i.e., email, web browsing and instant messaging) which give the user total visibility and control over how much data they consume on pay-as-you-use internet connections such as satellite data connections.

The Horizon Platform has been developed entirely in-house and is fully compatible with digital telecommunications standards. It is capable of interconnecting any phone system over IP – on mobile, fixed and satellite networks.

The Horizon Platform was initially developed for the mobile satellite market by Abbey Technology to make the best use of the limited wireless bandwidth available, minimize the amount of data consumed and ultimately reduce costs for the end-user.

The Company further developed the Horizon Platform for the broader telecommunications market, while focusing on the mobile data sector. This sector also benefits from the Company’s optimized mobile VoIP software that allows voice calls over new and legacy cellular telecom data networks. With the explosive growth in smartphone sales and increased usage of mobile data services, mobile operators face the challenge of dealing with increasingly congested networks, more dropped calls and rising levels of churn. Since the wireless spectrum is a finite resource it is not always possible, or can be cost prohibitive, to increase network capacity. For these reasons, we believe that the demand for solutions which optimize the use of IP bandwidth will inevitably increase.

Our Strategy

We have developed a mobile application, “Horizon Call,” that enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or WiMax connection. Our Horizon Call application is currently available for the iPhone and for Android handsets.

Unlike the majority of mobile VoIP applications, Horizon Call creates a business-to-business solution for mobile operators. Telecommunications operators are able to license, brand and deploy on a “white-labeled” basis that they can optimize to their business strategies.  The operators decide how to integrate it within their portfolio, how to offer it commercially and can customize the application according to their own branding.  Our solution helps them to manage rising traffic volumes while also combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

We are positioning ourselves as an operator-enabler by licensing our technology to the operator in a manner that can be fully customized to the needs of their subscribers. As shown below, operators are able to offer our platform to deliver branded smartphone applications to their existing customers to help reduce lost Voice/Text revenue and minimize customer churn.

By offering Horizon Call to their existing customer base, our telecommunications operator customers can offer innovative data-based voice and data services that differentiate themselves from the existing Over The Top (“OTT”) data applications running on their networks. OTT refers to voice and messaging services that are delivered by a third party to an end user’s smartphone, leaving the mobile network provider responsible only for transporting Internet data packets and not the value-added content. The Horizon Call voice services allow the mobile operators’ customers to make VoIP calls under the mobile operators’ call plans, thereby allowing the mobile operator to capture the value-added content, including voice calls, text messaging, voice messaging, group messaging, multimedia messaging, and advertising, that would have otherwise gone to the providers of other OTT services.

Horizon Call runs on both smartphone and tablet devices and, as networks become more congested, software services such as Horizon Call become ever more relevant. We believe that although more network capacity will eventually come on stream with 4G/LTE, it, like all other highways, will quickly become congested and this is why we believe that Horizon Call is ideally placed to add value to mobile data networks.

Incumbent mobile operators are suffering a reduction in revenue per user due to the OTT software services on mobile devices. These OTT applications, such as Skype, Viber, WeChat, and WhatsApp, can negatively impact mobile operators’ traditional revenue streams of voice and SMS (short message service). As shown below, the Horizon Platform positions the Company to enable mobile operators to operate their own OTT solution branded in their image allowing use on all mobile data networks.

In addition to delivering new data services to their existing customers, the mobile operators can offer their brand of Horizon Call on any other operators’ handsets. Because the Horizon Call application can be installed on the smartphone from the Internet, the potential customer base for the operators’ data application surpasses the customer base that they can reach through traditional mobile phone SIM card distribution. We believe that this service innovation, coupled with the fact that the Horizon Call application can also use existing mobile operator pre-paid credit redemption and distribution services, presents a very compelling service offering from the operator compared to OTT services.

We believe that emerging markets represent a key opportunity for Horizon Call because these are significant markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. These factors will put increased pressure on mobile operators to manage their network availability.

In this context, where necessary, we are forming a number of joint ventures with local partners in regions of various emerging markets to seize upon this opportunity, including one in China in which the Company has invested $1.5 million for a 75% equity stake. Our joint venture partner, ZTE Corporation, is the second largest mobile handset manufacturer in the world and the fourth largest telecommunications equipment supplier in the world. The Company is not a guarantor of any debt related to the joint venture. The investment is held in a subsidiary, One Horizon Hong Kong Limited.

Marketing

Our marketing objective is to become a broadly adopted solution in the regions of the world with the largest concentrations of smartphone users and highest network congestion by becoming the preferred solution for carriers who wish to deploy branded VoIP solutions that enable them to minimize revenue erosion, reduce churn, increase the effective capacity of their network infrastructure and improve user experience. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on selling through Tier 1 and Tier 2 telecommunications companies to enable them to provide the Horizon Platform to their customers. We regularly evaluate the success of our marketing efforts and try to reallocate budgets to identify more effective media mixes.

We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those findings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.

Sales

Direct Sales. Our primary sales channel for the products and services of Horizon Platform is by selling Horizon Platforms to Tier 1 and Tier 2 telecommunications companies to enable them to provide the product and services to their customers. We continue our efforts to develop new customers in Europe, the Middle East, Asia, Africa, South America, and, in the near future, North America.

Joint Ventures. In addition to our direct sales channel, we also offer increased sales through our joint venture channel. In this context, we are forming a number of joint ventures in areas where regulatory issues require local representation.

Target Markets. The markets for our primary and joint venture channels will have high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Competition

The Company’s direct competitors for its technology primarily consist of systems integrators that combine various elements of SIP (Session Initiation Protocol) dialers and media gateways. Other dial-back solutions exist but are not IP-based. Because SIP dialers and media gateways currently are unable to provide a low bandwidth solution, they do not currently compete with the Company’s technology in those markets in which their high bandwidth needs are unsupported by the existing cellular networks. They do, however, compete in those markets where the cellular networks are accessible by those SIP dialers and gateways.

The Company licenses the Horizon Platform to mobile operators, who in turn may offer the application to their end-user subscribers. The Company’s principal competitors for the mobile operators’ end-users are Skype, Viber, WeChat, and WhatsApp. Having a mobile operator’s subscriber opt to use the operator’s (branded) Horizon Call service instead of existing OTT services means that the mobile operator will gain market share of some of the OTT voice and messaging traffic. We are unaware of any other companies that seek to license VoIP technology directly to the mobile operators.

One of the Company’s key competitive advantages is that it is not a threat to the mobile operators. Rather, the Company’s Horizon Platform is a tool that can be used by the mobile operator to compete against the OTT provider’s applications that are running on the networks of the mobile operators. Through the Horizon Platform, the mobile operators are able to compete directly with OTT services that, by their design, divert voice and messaging services away from the mobile operators. The solution is delivered complete and is easy to install and operate. This means that the mobile operator has a turnkey mobile voice and messaging solution to deploy to its customer (i.e., the end-user).

The Horizon Global Exchange complete software platform, a central processing service, and the Horizon SmartPacket™ technology give us a competitive advantage by managing credit, routing, rating, security, performance, billing and monitoring. Horizon SmartPacket™ is the world’s lowest bandwidth voice compression and transmission protocol and is 100% developed and owned by the Company. Other software companies can offer part of this solution space but we believe none offer it in such a complete and integrated fashion. We believe that to copy/replicate the Horizon Platform in its entirety would take a substantial number of years, by which time we believe the Horizon Platform will have improved and further distanced itself from potential competition.

Intellectual Property

Our strategy with respect to our intellectual property is to patent our core software concepts wherever possible. The Company’s current software patent application, which is pending in Switzerland, reflects this strategy and protects the Horizon Platform and the central processing service of the Horizon Platform.

The Company endeavors to protect its internally developed systems and technologies. All of our software is developed “in-house,” and then licensed to our customers. We take steps, including by contract, to ensure that any changes, modifications or additions to the Horizon Platform requested by our customers remain the sole intellectual property of the Company.

Research and Development and Software Products

The Company has spent approximately $7.5 million on research and development during the period from July 1, 2010 to December 31, 2012. In the period ended June 30, 2012, the R&D has developed the VoIP Application, encompassing VoIP signaling (global exchange), billing, VoIP servers (App-App/App-PSTN/PSTN-App) and VoIP clients (VoIP PBX and Horizon Call smartphone application for iPhone and Android), together with voicemail messaging and customer registration and assistance portal. The Horizon Call application is currently for sale through iTunes and Google Play. In the six months ended December 31, 2012, additional R&D has been focused on advertising and bulk messaging applications for the Horizon Platform. Future projects currently underway include the development of Microsoft Lync Software (“MS Lync”) as a service to enable MS Lync accredited distributors to license a mobile client application that works as part of their Lync “software as a service” offering. The MS Lync development project is in the research phase and early prototyping phase. Other than the costs of software developed and capitalized, the Company incurred no research and development costs in the six months ended December 31, 2012 and years ended June 30, 2012 and 2011.

Employees

As of December 31, 2012, we had 20 employees, all of whom were full-time employees.

Background

The Share Exchange

On November 30, 2012, the Company (then known as Intelligent Communication Enterprise Corporation (“ICE Corp.”)), and One Horizon Group PLC, a public limited company incorporated in the United Kingdom (“One Horizon UK”), consummated a share exchange (the “Share Exchange”), pursuant to which ICE Corp. will acquire all of the issued and outstanding shares of One Horizon UK from One Horizon UK’s then existing shareholders in exchange for 17,853,476,138 shares of ICE Corp.’s common stock. To date, the Company has acquired 99% of the outstanding shares of One Horizon UK pursuant to the Share Exchange. Under the terms of the Share Exchange, each One Horizon UK shareholder received 175.14 shares of ICE Corp.’s common stock for each issued and outstanding share of One Horizon UK stock. As a result of the Share Exchange, One Horizon UK is now a subsidiary of the Company, with former One Horizon UK shareholders holding approximately 96% of the issued and outstanding shares of ICE Corp. Having received share exchange acceptances in excess of 90% of the One Horizon UK shares, the Company intends to exercise its rights in accordance with Sections 974 to 991 (inclusive) of the Companies Act 2006 to acquire compulsorily the remaining One Horizon UK shares in respect of which acceptances have not been received to date. The transaction has been accounted for as a reverse acquisition, whereby ICE Corp. is the legal acquirer and One Horizon UK is the legal acquiree and accounting acquirer. On December 27, 2012, the Company changed its name to One Horizon Group, Inc.

To record the accounting effects of the reverse acquisition, the assets and liabilities of One Horizon UK (the accounting acquirer) are recognized and measured at their precombination carrying amounts. The assets and liabilities of ICE Corp. (the accounting acquiree) are recognized and measured consistent with accounting for business combinations, including recognition of fair values, effective as of November 30, 2012, the date of the Share Exchange transaction.

Pre-Share Exchange

The Company was incorporated in Pennsylvania in 1972 as Coratomic, Inc. It changed its name to Biocontrol Technology, Inc. in 1986; BICO, Inc. in 2000; Mobiclear Inc. in 2006; and Intelligent Communication Enterprise Corporation in 2009.

The Company effected a 1-for-250 share reverse stock split on July 21, 2008, and the outstanding shares were reduced to 6,757,803.

The Company effected a 1-for-600 share reverse stock split on October 20, 2009, and the outstanding shares were reduced to 521,519.

The Company effected a 3-for-1 share forward stock split on February 5, 2010, and the outstanding shares were increased to 92,375,841.

The Company effected a 7-for-1 share forward stock split on December 30, 2010, and the outstanding shares were increased to 640,023,118.

On March 5, 2012, the Company obtained control of all the issued and outstanding shares of Global Integrated Media Limited (“GIM”), a contract publishing entity with operations in Hong Kong and the Philippines, for 61,471,814 shares of our common stock with a fair value of $1,383,000. Although the Company had announced the closing of this transaction on December 12, 2011, based upon the delivery and execution of the transaction documents by the parties, the Company did not obtain control of GIM and did not deliver the consideration to the seller at that time. On March 5, 2012, the Company completed the acquisition of GIM and issued 61,471,814 shares of common stock, with a fair value of $1,383,000, as full consideration for the acquisition. On December 31, 2012, the Company sold all of the issued and outstanding shares of GIM and all of the assets and operations of the Company’s Modizo business (discussed below, under “Pre-Share Exchange Business of ICE Corp.”) for the return of 42,000,000 shares of our common stock held by the purchaser, which had a fair value of $420,000. After giving effect to the Share Exchange transaction consummated on November 30, 2012, as described in the Company’s Form 8-K filed December 6, 2012, at the time of the sale, the GIM and Modizo businesses were less than 10% of the Company’s assets and are expected to be less than 10% of the Company’s sales and profits in future fiscal years.

One Horizon UK

One Horizon Group, PLC (“One Horizon UK”), a subsidiary of the Company (formerly ICE Corp.), was incorporated in the United Kingdom on March 8, 2004, and has three wholly-owned subsidiaries, Horizon Globex and Abbey Technology, both incorporated in Switzerland, and One Horizon Hong Kong Limited, which is incorporated in Hong Kong. On October 25, 2012, One Horizon UK sold a group of wholly-owned subsidiaries referred to as the Satcom Global business. The Satcom Global business was a satellite communication distribution business comprised of multiple entities located throughout Europe, Asia and the United States. As a result of the downturn in U.S. government expenditure in satellite communication, the Satcom Global business became unprofitable and One Horizon Group UK decided to sell the business for nominal cash consideration and the assumption of debt so that it could focus its efforts on the Horizon Globex business (discussed above). Also on October 25, 2012, Abbey Technology sold certain satellite billing software utilized in the Satcom Global business to the purchaser of the Satcom Global business. The entire purchase price for the software was paid by means of an offset against amounts owed by Abbey Technology and its affiliates to Satcom Global FZE, an entity acquired by the purchaser in connection with the purchase of the Satcom Global business.

Prior to the Share Exchange, the consolidated financial statements of One Horizon UK for its fiscal years ended June 30, 2012 and 2011 consisted of two main business segments, the Horizon Globex business segment and the Satcom Global business. In those historical financial statements, the financial results of the Horizon Globex business segment consisted of the financial results of the One Horizon UK and two of its subsidiaries, Abbey Technology and Horizon Globex. The Satcom Global business was sold in October 2012, prior to the Share Exchange. In the historical financial statement presentation of the UK Operating Company for its fiscal years ended June 30, 2012 and 2011, the operations of Satcom Global have been retrospectively restated for treatment as discontinued operations.

Satcom Global was maintained in separate legal entities, all of which were sold in their entirety prior to the Share Exchange transaction. The Satcom Global distribution business represented a dissimilar business from the Horizon Globex software business. As a distribution business, Satcom Global had a different revenue and expense model (high volume and low gross margin), included different products and product marketing strategies, sold to different customers, purchased from different vendors, and had different management and operational personnel. The results of the Satcom Global business is not an indicator of Company management’s past performance as all of the operational staff and management of the Satcom Global business remained with that business and are now employed by the purchasers of the Satcom Global business.

One Horizon Hong Kong is a subsidiary of One Horizon UK, and was formed in 2012. One Horizon Hong Kong currently holds the Company’s equity interest in the Chinese joint venture.

Abbey Technology is a software development company that was founded in 1999 by our director and Chief Technology Officer, Brian Collins, and licenses proprietary software solutions for the banking sector. The Horizon software platform was invented/developed in Abbey Technology by Brian Collins and Claude Dziedzic with One Horizon UK (formerly Satcom Group Holdings) as its first customer for the solution (phase 1 – satellite networks). It is the named company on the filed patent for the Horizon Platform. Abbey Technology was subsequently acquired by One Horizon UK (formerly Satcom Group Holdings) in September 2010.

Unless otherwise noted, references to “we” or “us” in this Report include the Company (post-Share Exchange) and all of its subsidiaries.

Pre-Share Exchange Business of ICE Corp.

Prior to the Share Exchange, the Company had two operational businesses: Modizo, and Global Integrated Media Limited (GIM). The Modizo business consisted of a celebrity blogging application, while the GIM business consisted of custom publishing, advertising design, brand building, media representation, website design and development and market research programs. As the GIM and Modizo businesses did not fit within the Company’s business plan after the Share Exchange, both businesses were sold on December 31, 2012.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently own any real property. Our principal executive offices consist of approximately 2,600 square feet of leased space in Baar, Switzerland, for which we pay $5,600 a month. We also have an office consisting of approximately 500 square feet in London, United Kingdom, for which we pay $4,000 a month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC under the symbol OHGI. Prior to January 31, 2013, our common stock was quoted under the symbol ICMC.

The following table sets forth the high and low bid information, as reported by Nasdaq on its website, www.nasdaq.com, for our common stock for each quarterly period in 2011 and 2012, as well as 2013 to date. Prior to November 30, 2012, the bid information reflects bid information of the Company prior to the Share Exchange. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High

Fiscal year ending December 31, 2013:
Quarter ended March 31	$0.006	$0.036

Fiscal year ended December 31, 2012:
Quarter ended December 31	$0.0052	$0.06
Quarter ended September 30	0.0051	0.0199
Quarter ending June 30	0.00	0.028
Quarter ended March 31	0.01	0.03

Fiscal year ended December 31, 2011:
Quarter ended December 31	0.01	0.037
Quarter ended September 30	0.02	0.04
Quarter ending June 30	0.02	0.0697
Quarter ended March 31	0.0303	0.11

As of April 29, 2013, we had approximately 6,925 stockholders of record.

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

Issuer Sales of Unregistered Equity Securities

On November 30, 2012, the Company (previously, ICE Corp.) and One Horizon UK, a United Kingdom-based company, consummated a share exchange (the “Share Exchange”), pursuant to which ICE Corp. will acquire all of the issued and outstanding shares of One Horizon UK in exchange for 17,853,476,138 shares of the Company’s common stock, or 175.14 shares of the Company’s common stock for each issued and outstanding share of One Horizon UK stock. To date, the Company has acquired 99% of the outstanding shares of One Horizon UK. The Company also issued options to purchase an aggregate 216,132,393 shares of the Company’s common stock to holders of One Horizon UK options in exchange for such options, which are exercisable at prices ranging from $0.16 to $0.59, reflecting their current exercise prices converted to US dollars using the 175.14 to one ratio, and created a pool of an additional 1,120,896,000 shares of the Company’s common stock reserved for the issuance of such shares upon the exercise of options and warrants that One Horizon UK has agreed to issue in the future to certain employees. On the date of closing, more than 98.9% of One Horizon UK shareholders’ offers of exchange had been received. Following the closing, additional One Horizon UK shareholders have offered their shares for exchange, and as of April 29, 2013, the Company owned approximately 99% of the outstanding shares of One Horizon UK. Having received share exchange acceptances in excess of 90% of the One Horizon UK shares, the Company intends to exercise its rights in accordance with Sections 974 to 991 (inclusive) of the Companies Act 2006 to acquire compulsorily the remaining One Horizon UK shares in respect of which acceptances have not been received to date. Upon such act, One Horizon UK will be a wholly-owned subsidiary of the Company.

In the issuance above, no general solicitation was used and the transactions were negotiated directly with our existing shareholders. The securities were issued in reliance upon the exemption from registration afforded by Regulation S and Section 4(a)(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. In support thereof, the recipients of the common stock made certain written representations, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.

Issuer Purchases of Equity Securities

The Company was a party to the Share Exchange described above under “Issuer Sales of Unregistered Equity Securities,” pursuant to which shares of One Horizon UK were exchanged for shares of ICE Corp. The shares that were the subject of such Share Exchange are not reflected in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
October 1 – October 31, 2012	0	0	0	0
November 1 – November 30, 2012	0	0	0	0
December 1 – December 31, 2012	42,000,000	$0.01 (A)	0	0
Total	42,000,000	$0.01	0	0

(A)
On December 31, 2012, the Company entered into an Acquisition Agreement with a shareholder pursuant to which the Company sold to such shareholder all of the shares of its subsidiary, Global Integrated Media, Ltd., and all of the assets and operations of its Modizo business, a celebrity blogging platform (“Modizo”) in exchange for 42,000,000 shares of the Company’s common stock held by the shareholder. For purposes of the Company’s financial statements included herewith, the Company recognized an aggregate of $420,000 for the sale of the shares of GIM and the assets and operations of Modizo.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Report. Management’s discussion and analysis includes a comparison of the six months ended December 31, 2012 to the comparable period of 2011, which comparison is derived from unaudited financial statements of the Company (for the six months ended December 31, 2011) consistent with the reporting entity for such six-month period. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations include information of One Horizon UK for the relevant periods, except for the period following the Share Exchange, for which period the information presented is that of the combined Company.

Overview

Operating through our indirect wholly-owned subsidiaries, Horizon Globex GmbH and Abbey Technology GmbH, our operations include the licensing of software to telecommunications operators and the development of software application platforms (the “Horizon Platform”) that optimize mobile voice, instant messaging and advertising communications over the Internet. Both subsidiaries do this by using proprietary software techniques that use internet bandwidth more efficiently than other technologies that are unable to provide a low-bandwidth solution. The Horizon Platform is a bandwidth-efficient Voice over Internet Protocol (“VoIP”) platform for smartphones and also provides optimized data applications including messaging and mobile advertising. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line and satellite communications markets. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore and Hong Kong.

We have developed a mobile application, “Horizon Call,” which enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or WiMax connection. Our Horizon Call application is currently available for the iPhone and for Android handsets.

Unlike other mobile VoIP applications, Horizon Call creates a business-to-business solution for mobile operators. It is a software solution that telecommunications operators license, brand and deploy. They decide how to integrate it within their portfolio and how to offer it commercially, and it can be customized according to their own branding. It helps them to manage rising traffic volumes while also combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

We believe that emerging markets represent a key opportunity for Horizon Call because there are significant markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. These factors will put increased pressure on mobile operators to manage their network availability.

In this context, the Company is forming a number of joint ventures with local partners in the region to seize upon this opportunity.

We plan to continue to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. We expect to form joint ventures when local regulations prevent us from accessing a particular market directly.

We plan to fund this proposed expansion through debt financing, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to continue to improve and expand our software products and to expand our business could be adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for stock-based compensation, accounting for intangible assets and related impairment analyses, accounting for equity transactions, and accounting for acquisitions to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Additionally, we consider certain judgments and estimates to be significant, including those relating to a determination of vendor specific objective evidence (“VSOE”) for purposes of revenue recognition, useful lives for amortization of intangibles, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the six months ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenue from software maintenance, technical support and unspecified upgrades is recognized pro rata over the period that these services are delivered.
●	Revenues for user licenses purchased by customers is recognized when the user license is delivered.

We enter into arrangements in which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that revenue is recognized pro rata over the collection period, typically over five years. For sales to top tier customers, this presumption is overcome by the customers’ commitment to pay, as demonstrated by its payment history and its ability to pay. Payment terms are extended to customers on an interest-free basis for master license sales. For revenue recognized in advance of payments due, the Company provides for a discount against the revenue recorded, which is adjusted to the net present value of the cash flows expected over the payment terms, when the terms exceed one year.

Divestiture

On October 25, 2012, One Horizon UK sold its Satcom Global business. Because the Satcom business was discontinued prior to the Share Exchange, the operations of Satcom Global have been excluded from the Company’s historical financial statement presentation its fiscal years ended June 30, 2012 and 2011, and for the six-month period ended December 31, 2012. The historical financial statements are presented on a “carve out” basis, as described more fully in the notes to the financial statements. The financial statements presented are of those companies that constituted the consolidated entity at the date of the consummation of the Share Exchange, consisting of three legal entities: One Horizon UK and its subsidiaries Abbey Technology, and Horizon Globex.

Change in Fiscal Year

On February 13, 2013, following the Share Exchange, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company approved a change to the Company's fiscal year end from June 30 to December 31. As a result of this change, this Report includes the financial information for the six-month transition period from July 1, 2012 to December 31, 2012.

Results of Operations

The following table sets forth information from our statements of operations for the six months ended December 31, 2012 and 2011.

Comparison of six months ended December 31, 2012 and 2011 (in thousands)

	For the Six Months Ended December 31,		Year to Year Comparison
	2012	2011	Increase/ (decrease)	Percentage Change

Revenue	$11,709	$668	$11,041	1,652%

Cost of revenue	121	15	106	706%

Gross margin	11,588	653	10,935	1,674%

Operating Expenses

General and administrative	4,022	1,263	2,759	218%
Depreciation	73	66	7	10%
Amortization of Intangibles	873	612	261	43%
Total Operating Expenses	4,968	1,941	3,027	156%

Income (loss) from Operations	6,620	(1,288)	(7,908)	N/A %

Other Income(Expense)
Interest expense	(87)	(53)	(34)	(64%)
Foreign Exchange gain , net	16	44	(28)	(63%)
Interest income	1	0	(1)	N/A

Income for continuing operations before income taxes	6,550	(1,297)	7,847	N/A

Income taxes (recovery)	1,169	0	1,169	N/A
Net (Loss) Income for period	5,381	(1,297)	6,678	N/A

Revenue: Our revenue for the six months ended December 31, 2012 was approximately $11.7 million as compared to approximately $0.7 million for the six months ended December 31, 2011, an increase of $11.0 million, or 1,652%. The increase in our revenue was significantly due to the growth in sales of the Horizon Platform following the development of the GSM application, Horizon Call, which was completed in November 2011. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $121,000 for the six months ended December 31, 2012, or 0.77% of sales, compared to cost of sales of $15,000, or 0.47% of sales for the six months ended December 31, 2011. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Profit: Gross profit for the six months ended December 31, 2012 was approximately $11.6 million as compared to $0.65 million for the six months ended December 31, 2011. Our gross profits increased by 1,674% from 2011 to 2012. The main reason for the increase in gross profit is the growth in business and the smartphone market globally, as well as the Company’s ability capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Going forward, management believes that gross profit will improve if sales continue to increase, although there can be no assurance of such.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $4.97 million, or 42.4% of sales for the six months ended December 31, 2012 as compared to $1.94 million, or 29% of sales for the same period in 2011, an increase of approximately $3.03 million.  The increase was due to costs related to adding resources to deal with the new customers in both data handling and the account management roles.  Going forward, management expects these costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Net Income: Net income for the six months ended December 31, 2012 was approximately $5.4 million as compared to a loss of $1.3 million for the same period in 2011. The increase in net income reflected the growth in the business and in the smartphone market globally.

Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Foreign Currency Translation Adjustment: Our reporting currency is the U.S. dollar. Our local currencies, Swiss Francs and British pounds, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by http://www.oanda.com/currency/historical-rates/ at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $16,000 for the six months ended December 31, 2012.

The following table sets forth information from our statements of operations for the years ended June 30, 2012 and 2011.

Comparison of years ended June 30, 2012 and 2011

	For the Year Ended June 30		Year to Year Comparison
	2012	2011	Increase/ (decrease)	Percentage Change

Revenue	$5,222	$2,726	$2,496	92%

Cost of revenue	80	207	(127)	(61%)

Gross margin	5,142	2,519	2,623	104%

Operating Expenses

General and administrative	4,570	1,911	2,659	139%
Depreciation	884	321	563	175%
Amortization of Intangibles	1,655	1,307	303	26%
Total Operating Expenses	7,109	3,539	3,570	101%

Income from Operations	(1,967)	(1,020)	(947)	(93)%

Other Income(Expense)
Interest expense	(218)	(173)	(45)	(26%)
Foreign Exchange gain , net	49	(2)	51	100%
Gain on acquisition of subsidiary	0	476	(476)	(100%)

Loss for continuing operations before income taxes	(2,136)	(719)	(1,417)	(197)%

Income taxes (recovery)	69	(316)	(385)
Net Loss for period	(2,205)	(403)	(1,802)	(447)%

Revenue: Our revenue for the year ended June 30, 2012 was approximately $5.2 million as compared to $2.7 million for the year ended June 30, 2011, an increase of $2.5 million, or 92%. The increase in our revenue was due to the growth in sales of the Horizon Platform following the development of the GSM application, Horizon Call, which was completed in November, 2011. We expect sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $80,000 for the year ended June 30, 2012, or 1.53% of sales, compared to cost of sales of $207,000, or 7.59% of sales for the year ended June 30, 2011. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Margin: Gross margin for the year ended June 30, 2012 was approximately $5.1 million as compared to $2.5 for the year ended June 30, 2011. Our gross margins increased by 104% from 2011 to 2012. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Going forward, management believes that gross margin will increase to the extent we are successful in our efforts to grow our sales.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $7.1 million, or 136% of sales for the year June 30, 2012, as compared to $3.5 million, or 130% of sales for the same period in 2011.  Overall, operating expenses increased by approximately $3.6 million.  The increase was due to costs related to adding additional resources to deal with the new customers in both data handling and the account management roles.  Going forward, management expects overall costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Interest Expense: For the year ended June 30, 2012, interest expense was approximately $218,000 as compared to interest expense of approximately $173,000 for 2011. The increase of $35,000 or 20.2% in interest expense is mainly due to the increase in cost of capital charged by HSBC prior to the redemption of the facilities with the bank in October, 2012.

Net Income: Net loss for the year ended June 30, 2012 was approximately $2.2 million as compared to $0.4 million for the same period in 2011. The increase in losses reflected the increase in operating expenditures of the business.

Going forward, management believes the Company will continue to grow the business and increase profitability as the Horizon Platform solution is taken up by new telecommunications company customers globally.

Foreign Currency Translation Adjustment: Our reporting currency is the U.S. dollar. Our local currencies, Swiss Francs and British pounds, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by http://www.oanda.com/currency/historical-rates/ at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $49,000 for the year ended June 30, 2012 and $2,000 for the same period in 2011.

Liquidity and Capital Resources

Six Months Ended December 31, 2012 and December 31, 2011

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended December 31 (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	(833)	(1,201)
Net cash used in investing activities	(431)	(850)
Net cash provided by financing activities	2,002	1,640

Net cash used by operating activities was approximately $833,000 for the six months ended December 31, 2012, as compared to $1,201,000 for the same period in 2011. The decrease in cash used by operations was primarily due to the increase in cash generated from sales, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $431,000 and $850,000 for the six months ended December 31, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash provided by financing activities amounted to $2.0 million for 2012 and $1.64 million for 2011. Cash provided by financing activities in 2012 was primarily due to the advances from related parties and proceeds from the sale of common stock. Cash used by financing activities in 2011 was primarily due to proceeds from sale of common stock and loan from related parties less the reduction in long term bank borrowing.

Our working capital, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of December 31, 2012, was approximately $0.6 million, as compared to a working capital deficiency of approximately $6.0 million for the same period in 2011.

Year ended June 30, 2012 and 2011

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended June 30, (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	(2,895)	5,363
Net cash used in investing activities	(3,622)	(2,661)
Net cash provided by financing activities	6,517	(2,702)

Net cash used by operating activities was approximately $2.9 million for the year ended June 30, 2012 as compared to net cash provided by operating activities of $5.4 million for the same period in 2011. The significant increase in cash used by operations was primarily due to increase in accounts receivable during the year.

Net cash used in investing activities was approximately $3.6 million and $2.7 million for the years ended June 30, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment, and in 2011 the acquisition of Abbey Technology GmbH.

Net cash provided by financing activities amounted to approximately $6.5 million for year ended June 30, 2012 and cash used of $2.7 million for year ended June 30, 2011. Cash provided by financing activities in 2012 was primarily due to the advances from related parties and proceeds from the sale of common stock. Cash used by financing activities in 2011 was primarily due to repayment of long term debt and payment of dividends.

Our working capital deficiency, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of June 30, 2012, was approximately $7.3 million, as compared to a working capital deficiency of approximately $6.1 million for the same period in 2011.

As of June 30, 2012 we had retained losses of $10.0 million and stockholders’ equity of approximately $9.6 million.  Total stockholders’ equity as of June 30, 2011 was approximately $5.6 million with retained losses of $7.8 million.

Going forward, we intend to rely on the sales of our products and services, as well as on the sale of securities to, and loans from, existing stockholders and new investors, to meet our cash requirements.

On January 22, 2013, Messrs. White and Collins each made a loan to the Company of $250,000 (each, a “Loan”). In exchange for each Loan, the Company issued to each of Messrs. White and Collins a promissory note, in the initial principal amount of each Loan. Each Loan bears interest at the rate of 0.21% per annum, must be repaid in one year, and is prepayable without penalty at the option of the Company at any time following its issuance in cash or in shares of its common stock, at the rate of $0.0086 per share.

On February 18, 2013, the Company entered into a Subscription Agreement with a non-U.S. shareholder of the Company (the “Investor”), pursuant to which it sold an aggregate of 483,870,968 shares of the Company’s common stock for an aggregate consideration of $6,000,000, or $0.0124 per share. The Company also issued a common stock purchase warrant to the Investor exercisable for three years to purchase 241,935,483 shares of the Company’s common stock at an exercise price of $0.0124 per share. Pursuant to the Subscription Agreement, the initial installment of the investment of $2,790,000 was paid, with two additional installments totaling $3,210,000 to be made by September 30, 2013. Such installments accrued interest at a rate of three percent (3%) per annum and are secured by a pledge by the Investor to the Company of the shares pro rata.

We may seek to sell common or preferred stock in private placements. We have no commitments from anyone to purchase our common or preferred stock or to loan funds. We cannot assure that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our combined financial statements, including the independent registered public accounting firm’s report on our combined financial statements, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described below and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2012, certain significant deficiencies in internal control over financial reporting became evident to management that, in the aggregate, represent material weaknesses, including:

(i)        Lack of sufficient independent directors to form an audit committee. We currently have two independent directors on our board, which is comprised of five directors. These two independent directors, however, would not currently be deemed independent under NASDAQ for audit committee purposes. Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

(iii)      Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended December 31, 2012, we had one person on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)      Accounting for Technical Matters. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function. However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions. The complex areas in 2012 included accounting for the Share Exchange and disposal of the business. These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles. This is especially important for periodic interim reporting that is not subject to audit.

(v)       Lack of in-house US GAAP Expertise. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.

(vi)      Maintenance of Accounting Records.  We did not maintain a comprehensive set of financial records for the six months ended December 31, 2012. Certain receipts, disbursements and other transactions were recorded in the general ledger; however account reconciliations, journal entry forms or other supporting schedules were either missing or incomplete. Without adequate financial records, we may be unable to provide timely financial reporting and/or report inaccurate information.

As part of the communications respecting its audit procedures for the year ended December 31, 2012, our independent registered accountants, Peterson Sullivan, LLP (“Peterson Sullivan”), informed the board that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Report. Such remediation activities include recruiting one or more independent board members to join our board of directors in due course. Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member. We are also seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remedy the material weaknesses discussed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2013 shall serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. All officers of the Company are elected by the Board of Directors to one-year terms.

Name	Age	Principal Occupation or Employment	First Became Director	Current Board Term Expires

Mark White	52	President, Chief Executive Officer, Director	12/10/12	2013

Martin Ward	55	Chief Financial Officer, Director	12/10/12	2013

Brian Collins	45	Vice President, Chief Technology Officer, Director	12/10/12	2013

Nicholas Carpinello	63	Owner, Carpinello Enterprises LLC, Director	3/7/13	2013

Stephen Austin	46	Chief Executive Officer, Plumtree Capital Limited, Director	3/7/13	2013

Mark White

Mr. White was appointed Chief Executive Officer on November 30, 2012 and became a director on December 10, 2012. Prior to his appointment as Chief Executive Officer, Mr. White had served as the Chief Executive Officer of One Horizon Group, PLC since 2004. His entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 20 years. He founded Next Destination Limited in 1993, the European distributor for Magellan GPS and satellite products, and sold the business in 1997. Prior to that, Mr. White was Chief Executive Officer for Garmin Europe, where he built up the company’s European distribution network. He previously sold Garmin’s GPS products through Euro Marine Group Ltd, a company he formed in 1990, which established distribution in Europe for U.S. manufacturers of marine electronic equipment. Earlier in his career, Mr. White was the Sales Director for Cetrek Limited, a maritime autopilot manufacturer. Mr. White brings extensive operational and senior executive experience, including experience as a chief executive officer, as well as experience as a director of an AIM-listed company.

Martin Ward

Mr. Ward was appointed Chief Financial Officer on November 30, 2012 and director on December 10, 2012. Prior to his appointment as Chief Financial Officer, Mr. Ward had served as the Chief Financial Officer and Company Secretary of One Horizon Group, PLC since 2004. Prior to joining One Horizon Group, Mr. Ward was a partner at Langdowns DFK, a United Kingdom-based chartered accountancy practice. Earlier in his career, between 1983 and 1987, he worked for PricewaterhouseCoopers as an Audit Manager. Mr. Ward is a fellow of the Institute of Chartered Accountants of England and Wales. Mr. Ward brings significant experience in accounting, corporate finance and public company reporting.

Brian Collins

Mr. Collins was appointed Vice President and Chief Technology Officer on November 30, 2012 and director on December 10, 2012. Prior to his appointment as Vice President and Chief Technology Officer, Mr. Collins had served as Chief Technology Officer of One Horizon Group, PLC since 2010, following the acquisition by One Horizon Group of Abbey Technology GmbH, a company that was founded by, and employed, Mr. Collins in 1999, and which became a subsidiary of One Horizon Group upon its acquisition. He is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Abbey Technology developed software systems for the Swiss banking industry. Prior to his employment at Abbey, he worked as a software engineer for Credit Suisse First Boston Equities in Zurich. Earlier in his career, between 1993 and 1996, he worked as a software engineer for Sybase, an information technology company, in California and Amsterdam. Mr. Collins graduated in 1990 with a BSc Hons in Computer Systems from the University of Limerick, Ireland. He also undertook further software research and development at International Computers Limited between 1990 and 1993. Mr. Collins brings experience founding and working at technology companies along with extensive knowledge of software engineering.

Nicholas Carpinello

Mr. Carpinello was appointed as a director on March 7, 2013. He has been the owner of Carpinello Enterprises LLC d/b/a Cottman Transmission Center, a national auto service franchise, since 2004 and also has worked as a consultant to SatCom Distribution Inc. (“SDI”), assisting in various business, tax and financial matters of US operations of UK-based distributors of satellite communication hardware and airtime, since 2005. Prior to November 2012, SDI was a subsidiary of One Horizon Group PLC. Mr. Carpinello’s years of professional experience are extensive, and include experience as CFO and Treasurer with multinational public and private manufacturers of armored vehicles and, later in his career, CFO of privately-held companies in the computer science field. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BA degree in Accounting from the University of Cincinnati. The Board decided that Mr. Carpinello should serve as a director because of his significant U.S. public company experience, as well as years of experience as a certified public accountant.

Stephen Austin

Mr. Austin was appointed as a director on March 7, 2013. He is an experienced equity banker whose early career was spent as a corporate lawyer in the London office of Dechert LLP. Currently, Mr. Austin serves as CEO of Plumtree Capital Limited, an FSA authorized corporate finance advisory house. From 2006 through 2010, Mr. Austin was the Managing Partner of Hybridian LLP, an AIM broker based in London. The Board decided that Mr. Austin should serve as a director of the Company, because of his significant public company experience in an advisory role.

Significant Employee

Claude Dziedzic

Mr. Dziedzic, aged 40, was appointed Chief Horizon Architect on November 30, 2012 and is the co-inventor of the Horizon software platform. Mr. Dziedzic was employed by Abbey Technology GmbH, which was subsequently acquired by the One Horizon Group, PLC, and which became a subsidiary thereof, in 2010. Mr. Dziedzic had been employed as the chief architect and in the design and development department of the Abbey Technology software platforms from 2001 to 2009. During that time, he also participated in the design and development of the Horizon software platform and the software design and development for software and messaging systems for the Swiss banking industry. Mr. Dziedzic had worked for UBS AG in Switzerland from 1997 to 2001 and DataSign AG from 1997 to 1999. Mr. Dziedzic worked in software research and development during his work for USB AG and DataSign AG. Mr. Dziedzic graduated from Ecole Superieure des Science Appliquees pour l’Ingenieur de Mulhouse with a Masters Engineer Degree in Industrial IT and Automatics in 1997. In 1994, he achieved a general degree in Science & Structure of the Matter (specializing in Industrial IT, Automatics and Electronics) from the University of Alsace, and in 1992 he was awarded a Bachelor’s Degree in Mathematics and Physics from the Academy of Strasbourg.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors, and greater than 10% beneficial owners filed on a timely basis reports required by Section 16(a) of the Exchange Act prior to the Share Exchange on November 30, 2012 during the fiscal year ended December 31, 2012. After the Share Exchange, we believe that none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012, other than Mr. Ward, Mr. White, and Mr. Collins, each of whom filed one report discussing one transaction that was not reported on a timely basis.

Audit Committee Information

Our board of directors does not have a separately-designated standing audit committee, and, as a result, does not currently have an “audit committee financial expert.” Given the small size of the Company’s Board and the limited number of independent directors over the Company’s history, the Board has determined that it is appropriate for the entire Board to act as its audit committee, which has resulted in the directors who are also executive officers serving on its audit committee. On March 7, 2013, we appointed two independent directors to sit on the Board and Board committees and intend to appoint additional independent directors so that a majority of the Board will consist of independent directors. We also intend to form an audit committee and a compensation committee with independent directors.

Code of Ethics

Our board of directors has adopted a Policy Statement on Business Ethics and Conflicts of Interest (“Code of Ethics”) applicable to all employees, including the Company’s chief executive officer and chief financial officer. A copy of the Code of Ethics was filed as an exhibit to our Form 10-KSB on May 23, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of ICE Corp. and One Horizon UK, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). In connection with the Share Exchange on November 30, 2012, Messrs. Jeffrey and Rajasundram resigned as executive officers of the Company (the “Pre-Share Exchange Executives”) and Messrs. White, Ward and Collins were appointed as executive officers of the Company (the “Post-Share Exchange Executives”). The tables set forth below reflect the compensation of the Pre-Share Exchange Executives in their capacity as executive officers of ICE Corp., and the compensation of the Post-Share Exchange Executives in their capacity as executive officers of both One Horizon UK and the Company as a combined entity. In light of the Share Exchange having been accounted for as a reverse acquisition whereby One Horizon UK is deemed to be the accounting acquirer, the compensation information set forth in the “Summary Compensation Table: Pre-Share Exchange Executives” is not presented in the financial statements included herewith.

Summary Compensation Table: Pre-Share Exchange Executives

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor Jeffery,	2012	165,000	0	0	0	0	0	0	165,000
former CEO(1)	2011	110,000	0	0	0	0	0	0	110,000

Viji Rajasundram, former	2012	165,000	0	0	0	0	0	0	165,000
General Manager, Modizo(2)	2011	177,502	0	0	0	0	0	0	177,502
___________
(1)
Mr. Jeffery was appointed our chief executive officer effective June 1, 2011, and resigned on November 30, 2012. Of his remuneration as CEO, $85,000 and $150,000 was paid in shares of our stock in 2011 and 2012, respectively. Prior to his appointment, Mr. Jeffery served as editor-in-chief, for which he was paid $31,250 in shares of our stock.

(2)
Mr. Rajasundram was appointed general manager of Modizo on January 17, 2011, and resigned on November 30, 2012. Of his compensation, $144,193 and $150,000 was paid in shares of our stock in 2011 and 2012, respectively.

Summary Compensation Table: Post-Share Exchange Executives*

Name and Principal Position	Period	Salary ($)	Bonus ($)		Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)

Mark White, CEO(1)	6 mos. ended 12/31/12	323,000	600,000	(4)	0	0	0	0	0		923,000
	Year ended 6/30/12	682,000	0		0	0	0	0	0		682,000
	Year ended 6/30/11	672,000	0		0	0	0	0	0		672,000

Martin Ward, CFO(2)	6 mos. ended 12/31/12	116,000	0		0	0	0	0	13,200	(5)	129,200
	Year ended 6/30/12	231,600	0		0	0	0	0	26,200	(5)	257,800
	Year ended 6/30/11	232,000	0		0	0	0	0	26,300	(5)	258,300

Brian Collins, CTO(3)	6 mos. ended 12/31/12	323,000	600,000	(4)	0	0	0	0	0		923,000
	Year ended 6/30/12	688,500	0		0	0	0	0	0		688,500
	Year ended 6/30/11	645,500	0		0	0	0	0	0		645,500
____________
*
For periods prior to November 30, 2012, the information set forth consists of compensation as an officer of One Horizon UK. The compensation table does not include compensation for the former chief operating officer of the Satcom division, consisting of several subsidiaries which were sold on October 25, 2012 and which are treated as discontinued operations and not included in the carve-out financial statements included herewith for historical presentations purposes.

(1)
Mr. White was appointed our chief executive officer effective November 30, 2012. Mr. White was the chief executive officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. For the period ended December 31, 2012, Mr. White was paid in Swiss Francs, with a conversion rates of CHF 1.00 = $1.05, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/. For the periods ended June 30, 2012 and June 30, 2011, Mr. White’s compensation was paid through payments to SCC BVBA, an entity organized under the laws of Belgium, of which Mr. White is the sole shareholder. Payments made to SCC BVBA for such periods were paid in euros, with conversion rates of €1.00 = $1.36 and $1.34, respectively, which rates represent the average conversion rate for those periods, as represented by http://www.oanda.com/currency/historical-rates/.

(2)
Mr. Ward was appointed our chief financial officer effective November 30, 2012. Mr. Ward was the chief financial officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. Mr. Ward was paid in pounds sterling, with conversion rates of £1.00 = $1.59, $1.58, and $1.59, respectively, which rates reflect the average exchange rates for those periods, as represented by http://www.oanda.com/currency/historical-rates/.

(3)
Mr. Collins was appointed our chief technology officer effective November 30, 2012. Mr. Collins was the chief technology officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. Mr. Collins was paid in Swiss Francs, with conversion rates of CHF 1.00 = $1.05, $1.12, and $1.05, respectively, which conversion rates reflect the average exchange rates for those periods, as represented by http://www.oanda.com/currency/historical-rates/.

(4)	On September 30, 2012, One Horizon UK issued 6,000,000 shares of One Horizon UK’s common stock, valued at 0.10 per share, to each of Messrs. White and Collins as bonus compensation.

(5)	Consists of contributions by the Company to Mr. Ward’s self-invested pension plan.

Employment

Messrs. White, Collins and Ward are at-will employees. Their compensation during 2012 and 2011 consisted of a salary and discretionary bonus.

Outstanding Equity Awards at 2012 Year-End

As of the year ended December 31, 2012, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

2012 Director Compensation

In connection with the Share Exchange, effective December 10, 2012, the size of the Company’s existing Board, which consisted of Messrs. Jeffery, Rajasundram, Wu and Hasking (the “Pre-Share Exchange Directors”) was expanded to seven members. At that time, the Pre-Share Exchange Directors filled the vacancies by appointing Messrs. White, Ward and Collins, following which appointments the Pre-Share Exchange Directors resigned.

The following table sets forth the compensation earned by each of the Company’s Pre-Share Exchange Directors for the one-year period ended December 31, 2012. Messrs. White, Collins and Ward, who became directors following the Share Exchange, received no compensation for their service as directors of the Company during the year ended June 30, 2012 or the six-month period ended December 31, 2012. Messrs. Carpinello and Austin were appointed after the Company’s fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Victor Jeffery	0	0	0	0	0	0	0
Nelson Wu	0	62,500	0	0	0	0	62,500
Michael Hosking	0	62,500	0	0	0	0	62,500
Viji Rajasundram	0	0	0	0	0	0	0
Bala Balamurali	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 29, 2013, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5% of the Company’s common stock; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 19,687,004,313 shares of common stock outstanding, including those deemed to be outstanding pursuant to Rule 13d-3(1) of the Exchange Act.

Name of Person or Group	Amount And Nature of Beneficial Ownership(1)		Percent

Principal Stockholders:

Alexandra Mary Johnson 11 Washern Close Wilton Salisbury, SP2 0LX United Kingdom	1,866,817,260	(2)	9.5%

Adam Christie Thompson 2550 Skyview Lane Harleysville, PA 19438	1,866,817,260	(2)	9.5%

Named Executive Officers and Directors:

Mark White	3,819,161,220	(2)	19.4%

Martin Ward	1,866,817,260	(2)	9.5%

Brian Collins	3,823,012,548	(2)(3)	19.4%

Stephen Austin	6,480,180	(4)	*

Nicholas Carpinello	10,000		*

All Executive Officers and Directors as a Group (5 persons):	9,515,481,208		48.3%
_______________
*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.
(2)
Includes 700,560,000 shares to account for warrants to purchase 4,000,000 shares of One Horizon UK owned by Ms. Johnson and Messrs. Thompson, White, Ward and Collins, which warrants were exercised on October 16, 2012. The One Horizon UK shares underlying the exercised warrants have not yet been issued to Ms. Johnson and Messrs. Thompson, White, Ward and Collins. Once issued, upon notification to One Horizon UK’s transfer agent of the exercise of each warrant and receipt of the One Horizon UK common stock issuable thereunder, Ms. Johnson and Messrs. Thompson, White, Ward, and Collins may thereafter, at any time, seek to have such One Horizon UK common stock exchanged into shares of the Company at a conversion rate of 175.14:1 (for a total of 700,560,000 shares). Alternatively, the Company has the right to impose upon them a mandatory acquisition in accordance with Sections 974 to 991 (inclusive) of the Companies Act 2006, following which all One Horizon UK common stock held by Ms. Johnson and Messrs. Thompson, White, Ward, and Collins shall mandatorily be exchanged into shares of the Company at a conversion rate of 175.14:1.

(3)	Includes 3,851,328 shares held by Mr. Collins’ spouse, Eilis Collins. Ms. Collins has sole voting and investment power over such shares.
(4)	Consists of shares held by the self-invested pension plan of Stephen Austin, under which plan Mr. Austin does not serve as trustee.

Equity Compensation Plan

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	391,272,393	$0.0011	0
Total	391,272,393	$0.0011	0

The securities referenced in the table above reflect stock options granted beginning in 2005 pursuant to individual compensation arrangements with the Company’s employees. 216,132,393 of such options are fully vested with 21,281,962 expiring in 2015; 19,710,431 expiring in 2016; and 175,140,000 expiring in 2020. The number of options reflected in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14. Also included in the table above are options to purchase 175,140,000 shares of the Company’s common stock, which options were issued to an employee on December 31, 2012 and vest on December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2012, and June 30, 2011, One Horizon UK made payments to SCC BVBA, an entity organized under the laws of Belgium of which Mr. White, a director and officer of the Company, is the sole shareholder.  These payments were in the amounts of $682,000 and 672,000, respectively, and were made as compensation for Mr. White’s services as chief executive officer of One Horizon UK, as set forth in the Summary Compensation Table: Post-Share Exchange Executives in Item 12 of this Report.

During the year ended June 30, 2012, Messrs. White, Collins and Ward, directors and executive officers of the Company, and Alexandra Johnson and Adam Thompson, former executives of One Horizon UK and current 5% holders of the Company’s common stock, advanced $507,463, $507,463, $328,358, $328,358 and $328,358, respectively, to the Company pursuant to a Loan Note Instrument dated December 16, 2011, in which an aggregate of $2,000,000 was advanced. These loans are unsecured, have an interest rate of 10%, and mature upon the earlier to occur of (i) a sale of the whole of the issued share capital of the Company or the disposal by the Company of all, or a substantial part of, its business, assets and undertaking; and (ii) listing of the whole of any class of the issued share capital of the Company on the official list of the UK Listing Authority and to trading on the London Stock Exchange or to trading on any other recognized investment exchange (as defined in Section 285 of the Financial Services and Markets Act of 2000). Since December 16, 2011, the largest aggregate amount of principal outstanding was $2,000,000. As of April 29, 2013, the amount of principal outstanding is $2,000,000. The loans may be repaid at any time by the Company upon not less than five business days’ notice by the Company. During the 12-month period ended June 30, 2012, $100,000 in interest was accrued by the Company, while $100,000 in interest was accrued by the Company during the 6-month period ended December 31, 2012. In accordance with the terms of the Loan Note Instrument, as of April 29, 2013, no payments of principal or interest have been made.

As of November 13, 2012, the Company and Messrs. White and Collins, directors and executive officers of the Company, executed a loan agreement evidencing a loan made by Messrs. White and Collins to the Company in the amount of $1,500,000. The loan bears interest at the rate of 0.21% per annum and must be repaid by December 31, 2014. It is prepayable without penalty at the option of the Company at any time following its issuance in cash or in shares of One Horizon UK, at the conversion price of $1.50 per share. As of April 29, 2013, the amount of principal outstanding is $1,500,000. During the 6-month period ended December 31, 2012, $414 in interest was accrued by the Company. In accordance with the terms of the loan, as of April 29, 2013, no payments of principal or interest have been made.

On December 31, 2012, the Company entered into an Acquisition Agreement with the wife of the former chief executive officer of the Company (Pre-Share Exchange) pursuant to which the Company sold to her (i) all of the shares of the Company’s wholly-owned subsidiary Global Integrated Media, Ltd., a company incorporated under the laws of Hong Kong (“GIM”), which comprised all of the Company’s publishing business operations, assets, and liabilities and its Modizo business operations, assets and liabilities, and (ii) substantially all of the assets of Modizo as a going concern, in exchange for 42,000,000 shares of the Company’s common stock, which shares had a fair market value of $420,000.

On January 22, 2013, Messrs. White and Collins, directors and executive officers of the Company, each made a loan to the Company of $250,000. In exchange for each loan, the Company issued to each of Messrs. White and Collins a convertible promissory note in the initial principal amount of each loan. Each loan bears interest at the rate of 0.21% per annum, must be repaid in one year, and is prepayable without penalty at the option of the Company at any time following its issuance in cash or in shares of its common stock at the rate of $0.0086 per share. As of April 29, 2013, the amount of principal outstanding is $500,000. As of April 29, 2013, $196 in interest has been accrued by the Company. In accordance with the terms of the loan, as of April 29, 2013, no payments of principal or interest have been made.

Independent Directors

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which we have chosen to apply, we currently have two independent directors, Stephen Austin and Nicholas Carpinello.

The Company’s board of directors does not have a separate audit committee, nominating committee or compensation committee. Given the small size of the Company’s board and the limited number of independent directors over the Company’s history, the board of directors has determined that it is appropriate for the entire board to act as each such committee. Three of our directors, Messrs. White, Ward and Collins, are not independent as defined by the listing requirements of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Share Exchange was accounted for as a reverse acquisition whereby One Horizon UK is deemed to be the accounting acquirer (and the legal acquiree). Prior to the Share Exchange, One Horizon UK had a June 30 fiscal year end. On February 13, 2013, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company changed the Company's fiscal year end from June 30 to December 31. As a result, included with this Report are financial statements for the years ended June 30, 2011 and June 30, 2012, and the six months ended December 31, 2012 (the “Reported Periods”).

Audit Fees

Following the Share Exchange, the Company authorized audits by Peterson Sullivan, the Company’s independent PCAOB registered accountants, of the Company’s financial statements, on a carve-out basis, for the Reported Periods. These audits were performed at once by Peterson Sullivan LLP in 2013, and we have been advised that Peterson Sullivan expects to bill $100,000, in the aggregate, in audit fees.

Audit-Related Fees

There were no audit-related fees billed or accrued during the Reported Periods. Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax Fees

There were no tax fees billed or accrued during the Reported Periods. Tax fees typically consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the fees reported above, there were no other fees billed or accrued during the Reported Periods.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization Arrangement, Liquidation, or Succession

2.1	Stock Purchase Agreement between Mobiclear Inc. and Whitefields Capital Limited entered November 12, 2009	Incorporated by reference from the Current Report on Form 8-K filed November 17, 2009

2.2	Stock Purchase Agreement between Intelligent Communication Enterprise Corporation and Whitefields Capital Limited entered January 20, 2010	Incorporated by reference from the Current Report on Form 8-K filed January 25, 2010

2.3	Sale and Purchase Agreement between Intelligent Communication Enterprise Corporation and Power Centre Holdings Limited dated June 11, 2010	Incorporated by reference from the Current Report on Form 8-K filed June 17, 2010

2.4	Agreement of Securities Exchange and Plan of Reorganization between Intelligent Communication Enterprise Corporation and One Horizon Group PLC	Incorporated by reference from the Current Report on Form 8-K filed December 6, 2012

Item 3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of BICO, Inc. as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.2	Certificate of Designation of Series M Preferred Stock as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.3	Joint Second Amended Plan of Reorganization dated August 3, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

3.4	Order Approving Joint Second Amended Plan of Reorganization dated October 14, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004

Exhibit Number	Title of Document	Location

3.5	Amended and Restated Certificate of Designation for Series M Preferred	Incorporated by reference from the Current Report on Form 8-K filed April 4, 2005

3.6	By-Laws of MobiClear Inc. as amended on October 13, 2006	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007

3.7	Amendment to Articles of Incorporation as filed with the Secretary of State of the Commonwealth of Pennsylvania	Incorporated by reference from the Current Report on Form 8-K filed December 6, 2006

3.8	Amendment to Articles of Incorporation as filed with Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed July 2, 2008

3.9	Amendment to Articles of Incorporation as filed September 22, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed October 29, 2009

3.10	Amendment to Articles of Incorporation as filed November 30, 2009, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 8-K filed December 30, 2009

3.11	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Filed as part of this report

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.1	Specimen stock certificate	Filed as part of this report

Item 10	Material Contracts

10.1	Memorandum of Agreement for Strategic Investment in Mobiclear, effective as of February 16, 2009	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2009

10.2	Offer to Purchase ICE Corp’s Messaging Businesses	Incorporated by reference from the Annual Report on Form 10-K filed April 16, 2012

10.3	Employment Agreement between Intelligent Communication Enterprise Corporation and Victor Jeffery effective June 1, 2011	Incorporated by reference from the Current Report on Form 8-K filed June 6, 2011

Exhibit Number	Title of Document	Location

10.4	Sale and Purchase Agreement dated June 17, 2011	Incorporated by reference from the Current Report on Form 8-K filed July 5, 2011

10.5	Sale and Purchase Agreement between Clarita Ablazo Jeffery and Intelligent Communication Enterprise Corporation	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2011

10.6	Loan Agreement dated as of November 13,2012	Filed as part of this report

10.7	Acquisition Agreement with Clarita Ablazo Jeffery dated December 31, 2012	Filed as part of this report

Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

Item 21.	Subsidiaries of the Registrant

21.1	Schedule of Subsidiaries	Filed as part of this report

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report

Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 10, 2013	By:	/s/ Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2013

/s/ Mark White
Mark White President, Chief Executive Officer, and Director

/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
One Horizon Group, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheet of One Horizon Group, Inc. ("the Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the period from July 1, 2012 to December 31, 2012.  We have also audited the consolidated balance sheets of the Company as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One Horizon Group, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the period from July 1, 2012 to December 31, 2012, as well as the consolidated financial position of One Horizon Group, Inc. as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
May 9, 2013

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Balance Sheets
December 31, 2012, June 30, 2012 and 2011
(in thousands, except share data)

	December 31,	June 30,
	2012	2012	2011
Assets

Current assets:
Cash	$699	$-	$-
Accounts receivable, current portion	5,899	953	212
Income taxes recoverable	-	-	60
Other assets	136	121	304
Total current assets	6,734	1,074	576

Accounts receivable, net of current portion	26,263	22,814	2,821
Property and equipment, net	350	419	282
Intangible assets, net	12,329	12,187	10,704
Investment	-	55	-

Total assets	$45,676	$36,549	$14,383

Liabilities and Stockholders' Equity

Current liabilities:
Checks issued in excess of funds on deposit	$-	$39	$92
Accounts payable	750	3,655	676
Accrued expenses	435	2,478	380
Accrued compensation	38	-	-
Income taxes	1,332	163	-
Amounts due to related parties	3,500	2,020	3,885
Current portion of deferred revenue	6,000	4,600	400
Current portion of long-term debt	59	33	1,600
Total current liabilities	12,114	12,988	7,033

Long-term liabilities
Deferred revenue	16,000	13,400	1,200
Long-term debt	219	60	-
Deferred income taxes	445	445	445
Mandatorily redeemable preferred shares	90	90	90
Total liabilities	28,868	26,983	8,768

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000;
no shares issued or outstanding	-	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 18,507,506,667 shares (June 2012 14,671,182,339 ; 2011 - 13,328,442,105)	1,852	1,467	1,333
Additional paid-in capital	19,781	18,139	12,117
Stock subscriptions receivable	(500)	-	-
Accumulated deficit	(4,780)	(10,040)	(7,835)
Accumulated other comprehensive income	455	-	-
Total stockholders' equity	16,808	9,566	5,615
Total liabilities and stockholders' equity	$45,676	$36,549	$14,383

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Operations
For the six months ended December 31, 2012 and twelve months ended June 30, 2012 and 2011
(in thousands, except per share data)

	Six months ended December 31,	Twelve months ended June 30,
	2012	2012	2011

Revenue	$11,709	$5,222	$2,726

Cost of revenue	121	80	207
Gross margin	11,588	5,142	2,519

Expenses:
General and administrative	4,022	4,570	1,911
Depreciation	73	884	321
Amortization of intangibles	873	1,655	1,307

	4,968	7,109	3,539

Income (loss) from operations	6,620	(1,967)	(1,020)

Other income and expense:
Interest expense	(87)	(218)	(173)
Foreign exchange	16	49	(2)
Interest income	1	-	-
Gain on acquisition of subsidiary, net	-	-	476
	(70)	(169)	301

Income (loss) from continuing operations before income taxes	6,550	(2,136)	(719)

Income taxes (recovery)	1,169	69	(316)
Income (loss) from continuing operations	5,381	(2,205)	(403)

Discontinued operations:
Loss from discontinued operations	(40)	-	-
Loss on sale of discontinued businesses	(81)	-	-
Loss from discontinued operations	(121)	-	-

Net Income (Loss) for the period	$5,260	$(2,205)	$(403)

Earnings per share (continuing operations and discontinued operations)

Basic net income (loss) per share
Continuing operations	$0.00	$(0.00)	(0.00)
Discontinued operations	$0.00	$-	-

Diluted net income (loss) per share
Continuing operations	$0.00	-	-
Discontinued operations	$0.00	-	-

Weighted average number of shares outstanding
Basic	16,398,727	13,616,823	12,577,531
Diluted	17,560,866	-	-

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Comprehensive Income
For the six months ended December 31, 2012 and twelve months ended June 30, 2012 and 2011
(in thousands)

	Six months ended December 31,	Twelve months ended June 30,
	2012	2012	2011

Net income (loss)	$5,260	$(2,205)	$(403)
Other comprehensive income:
Forgin currency translation adjustment gain (loss)	455	-	-

Total comprehensive income (loss)	$5,715	$(2,205)	$(403)

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Stockholders' Equity
For the six months ended December 31, 2012 and the twelve months June 30, 2012 and 2011
(in thousands)

	Mandatorily redeemable preferred stock		Common Stock		Additional	Retained		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Subscriptions Receivable	Comprehensive Income (Loss)	Stockholders' Equity

Balance July 1, 2010	50	$90	10,443,361	$1,044	$9,764	$(6,709)	$-	$-	$4,099

Net loss			-	-	-	(403)		-	(403)

Dividends paid						(723)			(723)
Commons stock issued			2,885,081	289	2,347				2,636
Options issued for services received					6				6
Balance June 30, 2011	50	90	13,328,442	1,333	12,117	(7,835)	-	-	5,615

Net loss			-	-	-	(2,205)		-	(2,205)

Common stock issued for cash			1,342,740	134	5,616				5,750
Options issued for services received					6				6
Warrants issued for services received					400				400

Balance June 30, 2012	50	90	14,671,182	1,467	18,139	(10,040)	-	-	9,566

Net Income			-	-	-	5,260		-	5,260
Foreign currency translations			-	-	-	-		455	455

Common stock issued for cash			117,344	12	490				502
Common stock issued for note receivable			875,700	88	412		(500)		-
Common stock issued for services received			87,570	9	41				50
Common stock issued for services received from related parties			2,101,680	210	990				1,200
Warrant issued for services received					2				2
Options issued for services received					22				22

Common stock accounted for in business combination			696,031	70	100	-		-	170
Return of stock on disposal of subsidiaries			(42,000)	(4)	(415)				(419)

Balance December 31, 2012	50	$90	18,507,507	$1,852	$19,781	$(4,780)	$(500)	$455	$16,808

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Cash Flows
For the six months ended December 31, 2012 and twelve months ended June 30, 2012 and 2011
(in thousands)

	Six months ended December 31,	Twelve months ended June 30,
	2012	2012	2011
Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$5,260	$(2,205)	$(403)
Adjustment to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	73	884	321
Amortization of intangible assets	873	1,655	1,307
Gain on acquisition of subsidiary	-	-	(476)
Loss on disposal of discontinued businesses	81	-	-
Options issued for services	22	6	6
Warrants issued for services	2	400	-
Common shares issued for services	50	-	-
Common shares issued for services to related parties	1,200	-	-
Changes in operating assets and liabilities net of effects of acquistions:
Accounts receivable	(8,395)	(20,734)	2,675
Other assets	(15)	182	730
Accounts payable and accrued expenses	(5,153)	539	211
Deferred revenue	4,000	16,400	1,600
Income taxes	1,169	(22)	(608)

Net cash provided by (used in) operating activities	(833)	(2,895)	5,363

Cash used in investing activities:

Acquisition of intangible assets	(486)	(3,466)	(119)
Acquisition of property and equipment	-	(101)	(458)
Cash component upon acquisition	-	-	154
Acquisition of subsidiary	-	-	(2,238)
(Acquisition) disposition of joint venture	55	(55)	-

Net cash (used in) investing activities	(431)	(3,622)	(2,661)

Cash flow from financing activities:
Dividends paid	-	-	(723)
Increase (decrease) in long-term borrowing, net	-	(980)	(2,071)
Cash proceeds from issuance of common stock	502	5,750	-
Advances from related parties, net of repayment	1,500	1,800	-
Net checks issued in excess of funds	(39)	(53)	92

Net cash provided by (used in) financing activities	1,963	6,517	(2,702)

Increase in cash during the period	738	-	-

Cash at beginning of the period	-	-	-

Cash at end of the period	$699	$-	$-

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Cash Flows (continued)
For the six months ended December 31, 2012 and twelve months ended June 30, 2012 and 2011
(in thousands)

Supplementary Information:

	Six months ended December 31,	Twelve months ended June 30,
	2012	2012	2011

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash transactions:
Common stock issued for acquistion of subsidiary	-	-	3
Common stock returned as part consideration for sale of businesses	420	-	-
Common stock issued for services	50	-	-
Common stock issued for services from related parties	1,200	-	-
Settlement of debt with Broadband Satellite Services Ltd in consideration of sale of satellite billing software	5,000	-	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it under perpetual license arrangements (“Master License”) throughout the world. The Company sells related user licenses and software maintenance services as well.

Organization

On November 30, 2012, the predecessor company Intelligent Communication Enterprise Corporation (“ICE”) acquired substantially all of the stock of One Horizon Group plc (“OHG”), a company incorporated in the United Kingdom, pursuant to the Agreement of Securities Exchange and Plan of Reorganization dated October 12, 2012 (the “share exchange”). Upon completion of this transaction, the former shareholders of OHG controlled approximately 96% of the outstanding stock of the Company. Under U.S. GAAP, OHG is deemed to be the acquiring entity. The share exchange has been accounted for as a reverse acquisition. The historical combined financial statements of OHG form the consolidated financial statements presented. For accounting purposes, ICE was considered to have been acquired as of November 30, 2012.

The consolidated financial statements have the deemed acquisition of Horizon by OHG and the recognition of the 696,030,538 shares of common stock, with a fair value of $341,000, at November 30, 2012.

On December 31, 2012 the Company sold the operations of Global Integrated Media Limited and Modizo for the return of 42,000,000 shares of common stock with a fair value of $420,000. These companies were subsidiaries and divisions of ICE. The financial results of operations and cash flows of these businesses for the period of November 30, 2012 to December 31, 2012 have been classified as discontinued operations.

Principles of Consolidation and Combination

The December 31, 2012 consolidated financial statements include the accounts of One Horizon Group, Inc. (“OHGI”), formerly called ICE, and its subsidiaries OHG, Horizon Globex GmbH “HGG” and Abbey Technology GmbH “ATG”. The accounts and operations of ICE, including its subsidiaries Global Integrated Media Limited and Global Integ. Media (GIM) Ltd., Corporation, have been included from the time of the share exchange on November 30, 2012 until divestiture on December 31, 2012.

For financial statement presentation prior to November 30, 2012, the reporting entity consists of the combined financial statements of OHG and its two subsidiaries, HGG and ATG. Effective as of November 30, 2012, OHG was acquired in a share exchange transaction under which substantially all of the shares of the predecessor operating company, ICE, became owned by the shareholders of OHG. Because of this change in ownership of ICE, the share exchange has been accounted for as a reverse acquisition. Although ICE is the legal acquirer of OHG and OHG is the legal acquiree, under the reverse acquisition, OHG is considered for accounting purposes to be the acquirer of the operating company, ICE. In the accounting for this nature of business combination, the assets and liabilities of the OHG, as the accounting acquirer, are recorded at their historical carrying values and the assets and liabilities of ICE, as the accounting acquiree, are recorded at their fair values as of the date of the share exchange. The assets and liabilities of ICE and its operations are included in the consolidated financial statements effective as of the November 30, 2012, the date of the share exchange.

Prior to the share exchange described more fully below, OHG owned separate legal entities which operated in a separate line of business, Satcom Global. That line of business was sold in a transaction executed in October 2012, prior to the share exchange with ICE. The historical financial statements presented as it relates to dates prior to the share exchange are those of the separate combined operations of OHG and its two subsidiaries, which are presented on a carve-out basis from the discontinued historical operations of Satcom Global. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Company changed its year end to December 31 and is presenting six-months operations for the period ended December 31, 2012.

Reporting Currency and Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities of operations other than those denominated in U.S. dollars primarily in Switzerland and the United Kingdom, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the United Kingdom, Switzerland and Singapore which, at times, balances may exceed insured limits. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable

Accounts receivable result primarily from sale of software to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $218,000 for doubtful accounts as at December 31, 2012. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At December 31, 2012, three customers in aggregate accounted for 33% of the accounts receivable balance. Long term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

Payments due from customers beyond one year are recorded as long term at their net present value, to the extent revenue has been recorded as described. Accounts receivable includes amounts that are due for which revenue has not been recognized. Such amounts are recorded as deferred income, classified as current or long term liabilities, based on the expectation of revenue to be recognized and collections to be received.

Concentration of Revenue

On October 25, 2012, ATG sold the intellectual property to the satellite billing software it had developed to Broadband Satellite Services Limited, a United Kingdom company (“BSS”), for $5.0 million. This sale represents 43% of the Company’s total revenue for the six months ended December 31, 2012. The entire purchase price was paid by means of an offset against amounts owed by ATG and its affiliates to Satcom Global FZE, a subsidiary of BSS. Management considers this sale to be non-recurring. BSS is the purchaser of the Company’s discontinued Satcom Global business, which included the purchase of Satcom Global FZE.

Property and Equipment

Property and equipment is primarily comprised of leasehold property improvements, motor vehicles and equipment that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: motor vehicles – 5 years, equipment – between 3 and 5 years, leasehold property improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

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

Intangible Assets

Intangible assets include software development costs and customer lists and are amortized on a straight-line basis over the estimated useful lives of five years for customer lists and ten years for software development. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

The Company expenses all costs related to the development of software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility. Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software. Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software. The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company. Costs for assets that are determined to be of no continuing value are written off. During the six months ended December 31, 2012 and years ended June 30, 2012 and 2011, software development costs of $486,000, $3,447,000 and $3,625,000, respectively, have been capitalized.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the six months ended December 31, 2012 and years ended June 30, 2012 and 2011, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenue from software maintenance, technical support and unspecified upgrades is prorated over the period that these services are delivered.
●	Revenues for user licenses purchased by customers is recognized when the user license is delivered.

We enter into arrangements in which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

For the purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that revenue is recognized pro rata over the collection period, typically over five years. For sales to top-tier customers, this presumption is overcome by the customer's commitment to pay, as demonstrated by its payment history and its ability to pay. Payment terms are extended to customers on an interest-free basis for Master License sales. For revenue recognized in advance of payments due, the Company provides for a discount against the revenue recorded, which is adjusted to the net present value of the cash flows expected over the payment terms imputing interest at an appropriate rate, when the terms exceed one year.

Deferred Revenue

The Company sells software and licenses on deferred payment terms, typically over five years. For those sales to customers which the Company does not consider to be top-tier telecom entities, the revenue is recognized over the collection period. Contracts are considered legally binding agreements. On execution, the Company records the full amount receivable from the customer for the master license, including an allocation to current and long-term positions. The amount of the receivable that is not recognized as revenue is included in deferred revenue.

Leases

Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under finance leases are recognized as assets of the Company at their fair value or, if lower, at the present value of the minimum lease payments, each determined at the inception of the lease. The corresponding liability to the lessor is included in the balance sheet as finance lease obligation. Lease payments are apportioned between finance charges and reduction of the lease obligation so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Benefits received and receivable as an incentive to enter into an operating lease are also spread on a straight-line basis over the lease term.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred. No advertising costs were incurred during each of the six months ended December 31, 2012 and years ended June 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. Other than the costs of software developed and capitalized, the Company incurred no research and development costs in the six months ended December 31, 2012 and years ended June 30, 2012 and 2011.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have a stronger weight than other, more subjective indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required when making certain determinations with regard to the Company’s positions. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Net Income per Share

Basic earnings per share of common stock is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations. (in thousands)

	December 31	June 30
	2012	2012	2011

Basic	16,398,727	13,616,823	12,577,531
Incremental shares under stock compensation plans	1,161,888	916,692	218,176
Incremental shares connected with previously converted promissory notes	250	250	250
Fully Diluted	17,560,866	14,533,766	12,795,957

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, recognition of revenue, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, and long-term debt. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature valued consistent with the use of level 2 inputs.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate, but consecutive statements. The Company has adopted this standard and elected to present separate Consolidated Statements of Comprehensive Income.

Note 2. Business Combinations

ICE

On November 30, 2012 the Company acquired 98.9% of the issued and outstanding shares of OHG in exchange for 17,670,033,802 shares of common stock of the Company. As the former shareholders of OHG controlled more than 96% of the Company’s outstanding common stock upon the transaction closing the combination is treated as a reverse acquisition with OHG being the accounting acquirer.

There were 696,030,538 shares of common stock, with a fair market value of $170,000, issued for the predecessor company, ICE, at the time of the business combination. The allocation of the fair value of ICE’s assets acquired and liabilities assumed is: (in thousands)

November 30, 2012
Assets
Cash	$13
Accounts receivable	83
Prepaid expenses and deposits	4
Property and equipment	17
Intangible assets	547
Total assets	664

Liabilities
Accounts payable and accrued expenses	339
Customer deposits	10
Accrued expenses	75
Other liabilities	70
494
Net assets acquired	$170

The post-acquisition management of the Company decided to sell the ICE businesses, which were sold on December 31, 2012, see note 3, and have been recorded as discontinued operations for the period of consolidation in 2012.

Abbey

On September 18, 2010 the Company entered into an agreement to acquire all of the issued and outstanding shares acquired of Abbey Technology GmbH (“Abbey”) by the payment of $1,003,000 in cash and issuing 2,885,081,220 shares of common stock valued at $2,636,000. Abbey is a software development company based in Switzerland.

The primary reasons for this acquisition were that Abbey had been contracted to develop bandwidth optimized software “Horizon” for the Company as the parties could see significant other markets to utilize this new technology in, particularly GSM and VSAT. This enabled the Company to own the IP relating to Horizon, and to retain the full benefit of the margins and to strengthen the management team.

Details of the fair value of identifiable assets and liabilities acquired and the purchase consideration are as follows: (in thousands)

Assets
Cash	$154
Accounts receivable	123
Director’s loan receivable	804
Customer list	885
Software	4,631
Total assets	6,597

Liabilities
Accounts payable	303
Deferred tax liability	944
1,247

Net assets acquired	$5,350

As a result of the acquisition of Abbey the following amounts were recorded as Other Income and Expense:

Negative goodwill resulting from the bargain purchase acquisition of Abbey	$1,711,000
Less:
Costs incurred on Abbey acquisition written off	1,235,000
Gain on acquisition of subsidiary, net	$476,000

Note 3. Discontinued Operations

The GIM subsidiaries and Modizo business had been acquired by the Company through the share exchange of November 30, 2012. The management of the post-acquisition Company decided that these businesses did not fit with the Company’s continuing businesses.

On December 31, 2012, the Company completed the sale, to the wife of a former officer and director, of Global Integrated Media, Ltd., a company incorporated under the laws of Hong Kong (“GIM”), which comprised all of the Company’s publishing business operations, assets, and liabilities and its Modizo business operations, assets and liabilities. Consideration received was the return of 42 million shares of the Company’s common stock, which had a fair value of $420,000 as of the closing date. The buyer had acquired the 42 million shares of the Company’s stock in a previous transaction with the Company. These 42 million shares have been cancelled and returned to the Company’s authorized but unissued shares.

The Company has recognized a loss on disposal of these subsidiaries of $81,000.

GIM and Modizo have been accounted for as discontinued operations from the period of acquisition on November 30, 2012 to the date of sale, December 31, 2012.

The following table summarizes results of the Company’s publishing and Modizo businesses classified as discontinued operations in the accompanying consolidated statements of operations: (in thousands)

	For the six months ended December 31	For the years ended June 30,
	2012	2012	2011
Revenue	$49	$-	$-
Cost of revenue	20	-	-
Operating expenses	69	-	-

Income (loss) from discontinued operations	$(40)	$-	$-

Note 4. Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	December 31	June 30
	2012	2012	2011

Leasehold improvements	$265	$265	$265
Motor vehicle	120	120	-
Equipment	177	173	25
	562	558	290
Less accumulated depreciation	(212)	(139)	(8)

Property and equipment, net	$350	$419	$282

Note 5. Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	December 31	June 30
	2012	2012	2011

Horizon software	$16,085	$15,378	$11,931
Contractual relationships	885	885	885
	16,970	16,263	12,816
Less accumulated amortization	(4,641)	(4,076)	(2,112)

Intangible assets, net	$12,329	$12,187	$10,704

Amortization of intangible assets for each of the next five years is estimated to be $1,500,000 per year.

Note 6. Long-term Debt

Long – term liabilities consist of the following (in thousands)

	December 31	June 30
	2012	2012	2011

Vehicle loan	$58	$93	$-
Office term loan	220	-	-
Bank term loan	-	-	1,600

	278	93	1,600
Less current portion	(59)	(33)	(1,600)

Balance	$219	$60	$-

Note 7. Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	June 30
	2012	2012	2011

Loans due to stockholders	$3,500	$2,000	$-
Due to directors	-	20	225
Due to Satcom Group	-	-	3,660

	$3,500	$2,020	$3,885

During the year ended June 30, 2012 stockholders advanced a total of $2,000,000 to the Company. These loans are unsecured, have an interest rate of 10%.

During the six months ended December 31, 2012 two directors and officers advanced a total of $1,500,000 to the Company. These loans have an interest rate of 0.21%.

The Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which amounts totaling $1.0 million have been recognized in the three accounting periods presented. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

During the years ended June 30, 2012 and 2011 a company owned by a director and officer of the Company provided services in the amounts of $664,000 and $552,000, respectively.

During the six months ended December 31, 2012 two directors and officers of the Company were granted a total of 2,101,680,000 shares of common stock for services received in the amount of $1,200,000.

Note 8. Stockholders’ Equity

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding for any of the periods presented.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting and non-participating. Because the shares are redeemable at the option of the holders, they have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 250 billion shares of common stock, par value of $0.0001.

During the six months ended December 31, 2012:

●	OHG issued 670,000 shares of its common stock, for cash proceeds of $502,000, which stock was converted into 117,343,800 shares of the Company’s common stock following the share exchange.
●	OHG issued 5,000,000 shares of its common stock, for subscription receivable of $500,000, which stock was converted into 875,700,000 shares of the Company’s common stock following the share exchange.
●
OHG issued 12,000,000 shares of its common stock, for services received from related parties with a fair value of $1,200,000, which stock was converted into 2,101,680,000 shares of the Company’s common stock following the share exchange.

●
OHG issued 500,000 shares of its common stock, for services received with a fair value of $50,000, which stock was converted into 87,570,000 shares of the Company’s common stock following the share exchange.

●	The Company accounted for the share exchange with Intelligent Communication Enterprise Corporation and subsidiaries and the issued 696,030,538 shares of common stock with a fair value of $341,000.
●
The Company returned to treasury for cancellation 42,000,000 shares of common stock with a fair value of $420,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

During the year ended June 30, 2012, OHG issued the following amounts of common stock, which stock was converted into common stock of the Company following the share exchange, as described below:

●	7,666,667 shares of common stock of OHG, which stock was converted into 1,342,740,058.38 shares of the Company’s common stock for cash proceed of $5,750,000

During the year ended June 30, 2011, OHG issued the following amounts of common stock, which stock was converted into common stock of the Company following the share exchange, as described below:

●
16,437,000 shares of common stock of OHG, with a fair value of $2,635,680, totaling 2,885,081,220 shares of the Company’s common stock on an as-converted basis, for the acquisition of Abbey Technology GmbH.

Stock Purchase Warrants

At December 31, 2012, the Company had reserved 770,616,000 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

700,560,000	$0	no expiry date
70,056,000	0.0014	no expiry date

There were 70,056,000 warrants issued and none exercised during the six months ended December 31, 2012.

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of December 31, 2012, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at June 30, 2010	88,863,409	$0.0019
Options issued	175,140,000	0.0009
Options forfeited	(45,827,132)	(0.0009)
Outstanding at June 30, 2011	218,176,277	0.0013
Options forfeited	(2,043,884)	(0.0014)
Outstanding at June 30, 2012	216,132,393	0.0013
Options issued	175,140,000	0.0009
Outstanding at December 31, 2012	391,272,393	$0.0011

The following table summarizes stock options outstanding at December 31, 2012:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2012	(Years)	2012	2012
$0.0009	3,448,507	2.83	3,448,507	$103,455
0.0009	175,140,000	7.50	175,140,000	5,254,200
0.0009	175,140,000	10.00	-	-
0.0030	17,833,456	2.33	17,833,456	535,004
0.569	19,710,431	3.50	7,193,588	215,808

At December 31, 2012, 391,272,393 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%.

There were 175,140,000 options issued during the six months ended December 31, 2012, zero for the year ended June 30, 2012 and 175,140,000 options issued during the year ended June 30,2011.

Note 10. Income Taxes

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.

Income (loss) before income taxes consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012	2011
United States	$(22)	$-	$-

International	7,023	(315)	(1,119)
Total	$7,001	$(315)	$(1,119)

Deferred Tax Assets

As of December 31, 2012, the Company had no federal net operating losses available for future deduction from taxable income derived in the United States due to the change in control, existing US non-operating losses are considered to be not available to offset against future taxable income in the US. The Company’s United Kingdom subsidiary has non-capital losses of approximately $9.9 million available for future deductions from taxable income derived in the United Kingdom, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the combined financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2011 remain open to examination by federal authorities and other jurisdictions in which the Company operates. The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31,	June 30,
	2012	2012	2011
Deferred tax assets
Net operating loss carryforwards – United States	$-	$-	$-
Net operating loss carryforwards – International	2,510	1,981	1,600
Valuation allowance	(2,510)	(1,981)	(1,600)
Net deferred tax assets	$-	$-	$-

The increase in the valuation allowance was $529,000 for the period ended December 31, 2012, and $381,000 for year ended June 30, 2012.

Note 11. Commitments and Contingencies

The Company has an agreement with an employee to pay for certain services to be provided during 2013 by the issuance of options to purchase 175,140,000 shares of common stock of the Company at December 31, 2013. The options vest in 2016.

Lease Commitments

The Company incurred total rent expense of $103,000, $191,000 and $32,386, for the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011, respectively. Future lease commitments are as follows:

2013   $83,000
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 12. Subsequent Events

Subsequent to December 31, 2012

●
on January 22, 2013 the Company entered into two convertible loan agreements with two officers and directors of the Company in the amount of $250,000 each. The convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2014. The Company has the option to repay the loans at any time, without penalty, in cash or shares of common stock of the Company at a price of $0.0086 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 29,190,000 shares of common stock for each loan so repaid.

●
on February 18, 2013 the Company entered into a subscription agreement to issue 483,870,968 shares of common stock and warrants to purchase 241,935,483 shares of common stock, at the price of $0.0124 per share until February 18, 2016 for total consideration of $6 million. The subscription proceeds are receivable as to $2 million each at March 31, June 30 and September 30, 2013. The outstanding balance is secured by a pledge of the shares, pro-rata to amount owing, and carries an interest rate of 3%.

●
In the period between January 31 and April 30, 2013, the Company invested $1.5 million for a 75% interest in a Chinese joint venture with ZTE Corporation, held in a subsidiary, One Horizon Hong Kong Limited.

●
In April 2013, the Company entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company. Upon the signing of the agreement on April 15, 2013, the Company agreed to issue 37,526,065 shares of common stock at a price of $0.02 per share for total consideration of approximately $750,000.