Form 10-Q
period 2013-03-31
One Horizon Group, Inc.
filed 2013-05-20
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
.
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 9, 2013, 18,991,337,645  shares of the registrant’s common stock, par value $0.0001, were outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that One Horizon Group, Inc. (the “Company”) has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Among these risks and uncertainties are the competition we face; our ability to adapt to rapid changes  in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of future businesses or joint ventures; our ability to obtain or maintain relevant intellectual property rights; intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; our ability to obtain additional financing if required; our early history of net losses and our ability to maintain consistent profitability in the future. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$460	$699
Accounts receivable, current portion	8,752	5,899
Other assets	130	136
Total current assets	9,342	6,734

Accounts receivable, net of current portion	31,512	26,263
Property and equipment, net	324	350
Intangible assets, net	12,073	12,329
Investments	126	-
Total assets	$53,377	$45,676

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$925	$750
Accrued expenses	463	435
Accrued compensation	36	38
Income taxes	1,411	1,332
Amounts due to related parties	4,000	3,500
Current portion of deferred revenue	7,600	6,000
Current portion of long-term debt	59	59
Total current liabilities	14,494	12,114

Long-term liabilities
Deferred revenue	20,500	16,000
Long term debt	207	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	35,736	28,868

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000;
no shares issued or outstanding		-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 18,991,377,645 shares (December 2012 18,507,506,667)	1,900	1,852
Additional paid-in capital	25,733	19,781
Stock subscriptions receivable	(6,500)	(500)
Retained Earnings (Deficit)	(3,884)	(4,780)
Accumulated other comprehensive income	392	455
Total stockholders' equity	17,641	16,808
Total liabilities and stockholders' equity	$53,377	$45,676

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012
(in thousands, except per share data)
(unaudited)

	2013	2012

Revenue	$3,013	$2,292

Cost of revenue	7	51
Gross margin	3,006	2,241

Expenses:
General and administrative	1,473	1,693
Depreciation	36	97
Amortization of intangibles	446	202

	1,955	1,992

Income from operations	1,051	249

Other income and expense:
Interest expense	(5)	(11)
Interest expense - related parties	(50)	(50)

	(55)	(61)

Income before income taxes	996	188

Income taxes	100	16

Net Income for the period	$896	$172

Earnings per share

Basic net income per share	$0.00	$0.00

Diluted net income per share	$0.00	$0.00

Weighted average number of shares outstanding
Basic	18,727,937	13,328,442
Diluted	20,058,670	14,247,178

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012

Net income	$896	$172
Other comprehensive income:
Forgin currency translation adjustment gain (loss)	(63)	-

Total comprehensive income	$833	$172

See accompaying notes to consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Mandatorily redeemable preferred stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2012	50	90	18,507,507	$1,852	$19,781	$(4,780)	$(500)	$455	$16,808

Net income						896			896
								(63)	(63)
Common stock issued for note receivable			483,871	48	5,952		(6,000)		-

Balance March 31, 2013	50	$90	18,991,378	$1,900	$25,733	$(3,884)	$(6,500)	$392	$17,641

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash provided by (used in) operating activities:

Operating activities:
Net income for the period	$896	$172

Adjustment to reconcile net income for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	36	97
Amortization of intangible assets	446	202
Changes in operating assets and liabilities net of effects of acquistions:

Accounts receivable	(8,102)	(11,709)
Other assets	6	(6)
Accounts payable and accrued expenses	195	2,140
Deferred revenue	6,100	10,300
Income taxes	79	16

Net cash provided by (used in) operating activities	(344)	1,212

Cash used in investing activities:

Acquisition of intangible assets	(245)	(822)
Acquisition of property and equipment	(12)	-
Investments	(126)	-

Net cash (used in) investing activities	(383)	(822)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(12)	(400)
Advances from related parties, net of repayment	500	-
Net checks issued in excess of funds	-	(361)

Net cash provided by (used in) financing activities	488	(761)

Increase (decrease) in cash during the period	$(239)	$(371)

Cash at beginning of the period	699	371

Cash at end of the period	$460	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Organization

On November 30, 2012, the predecessor company “ICE” acquired all of the stock of One Horizon Group plc (“OHG”), a company incorporated in the United Kingdom through the issuance of 17,853,476,138 shares of common stock of the Company. Upon completion of this transaction the former shareholders of OHG controlled approximately 96% of the outstanding stock of the Company and OHG was deemed the acquiring entity The share exchange has been accounted for as a reverse acquisition. The historical combined financial statements of OHG form the consolidated financial statements presented. For accounting purposes ICE was considered to have been acquired as of November 30, 2012.

The consolidated financial statements have the deemed acquisition of Horizon by OHG and the recognition of the 696,030,538 shares of common stock, with a fair value of $170,000, at November 30, 2012.

On December 31, 2012 the Company sold the operations of Global Integrated Media Limited and Modizo for the return of 42,000,000 shares of common stock with a fair value of $420,000. These companies were subsidiaries and divisions of ICE.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the six months ended December 31, 2012, as filed with the Securities and Exchange Commission on May 13, 2013.

Principles of Consolidation and Combination

The March 31, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology Gmb and One Horizon Hong Kong Limited.

The comparative statement of operations, comprehensive income and cash flows for the three months ended March 31, 2013 include the combined accounts of One Horizon Group plc, Horizon Globex GmbH and Abbey Technology GmbH. These combined financial statements present the carve-out combined financial position and results of operations of OHG without including the accounts of Satcom Global, a former wholly-owned subsidiary of OHG, which was disposed of in October 2012. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2013 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries.

Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

The reporting currency of the Company is the United States dollar. Assets and liabilities of operations other than those denominated in U.S. dollars, primarily in Switzerland and the United Kingdom, are translated into United States dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the period.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and equipment to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $218,000 and $218,000 for doubtful accounts as at March 31, 2013 and December 31, 2012, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2013, three customers accounted for 30% of the accounts receivable balance. Long term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

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

Intangible Assets

Intangible assets include software development costs and customer lists and are amortized on a straight-line basis over the estimated useful lives of five years for customer lists and ten years for software development.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.  The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the three months ended March 31, 2013 and 2012, software development costs of $245,000, and $770,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three months ended March 31, 2013 and 2012, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.The Company regards a “top-tier” telecom entity as a tier 1 carrier that has a direct connection to the Internet and the networks it uses to deliver voice and data services as well as a financially strong balance sheet and good credit rating.

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

For the purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that revenue is recognized pro rata over the collection period, typically over five years. For sales to top-tier customers, this presumption is overcome by the customers’ commitment to pay, as demonstrated by its payment history and its ability to pay. Payment terms are extended to customers on an interest-free basis for Master License sales. For revenue recognized in advance of payments due, the Company provides for a discount against the revenue recorded, which is adjusted to the net present value of the cash flows expected over the payment terms imputing interest at an appropriate rate, when the terms exceed one year.

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

Leases

Leases are classified as finance leases whenever the terms of the lease transfers substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during each of the three months ended March 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs of in the three months ended March 31, 2013 and 2012, respectively.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required when making certain determinations with regard to the Company's positions.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

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

	March 31
	2013	2012

Basic	18,727,937	13,328,442
Incremental shares under stock compensation plans	1,330,483	918736
Incremental shares connected with previously converted promissory notes	250	-
Fully Diluted	20,058,670	14,247,178

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate, but consecutive statements.  The Company has adopted this standard and elected to present a separate Consolidated Statements of Comprehensive Income.

Note 3.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	March 31	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	187	177
	572	562
Less accumulated depreciation	(248)	(212)

Property and equipment, net	$324	$350

Note 4.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	March 31	December 31
	2013	2012

Horizon software	$16,021	$16,085
Contractual relationships	885	885
	16,906	16,970
Less accumulated amortization	(5,078)	(4,641)

Intangible assets, net	$11,828	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,500,000 per year.

Note 5.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	March 31	December 31
	2013	2012

Vehicle loan	$66	$67
Office term loan	200	211

	266	278
Less current portion	(59)	(59)

Balance	$207	$219

Note 6.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

Loans due to stockholders include:

●
loans advanced during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the three months ended March 31, 2013 and 2012 interest of $50,000 and $50,000, respectively, has been accrued.

●
loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014, and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $1.50 per share.

●
convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22 2014. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $0.0086 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 29,190,000 shares of common stock for each loan so repaid.

●
The Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $100,000 has been recognized in each of the three months ended March 31, 2013 and 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●	During the three months ended March 31, 2013 and 2012, a company owned by a director and officer of the Company provided services in the amounts of $0 and $125,000, respectively.

Note 7.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of March 31, 2013, and December 31, 2012.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 250 billion shares of common stock, par value of $0.0001.

During the three months ended March 31, 2013, the Company:

●
issued 483,870,968 shares of common stock for subscription receivable of $6 million. The outstanding balance is secured by a pledge of the shares, pro-rata to amount owing, and carries an interest rate of 3%.

During the six months ended December 31, 2012, the Company:

●	issued 117,343,800 shares of common stock for cash proceeds of $502,000
●	issued 875,700,000 shares of common stock for subscription receivable of $500,000.
●	issued 2,101,680,000 shares of common stock for services received from related parties with a fair value of $1,200,000
●	issued 87,570,000 shares of common stock for services received with a fair value of $50,000
●	accounted for the reverse acquisition of Intelligent Communication Enterprise Corporation and subsidiaries and the issued 696,030,538 shares of common stock with a fair value of $341,000.
●
returned to treasury for cancellation 42,000,000 shares of common stock with a fair value of $1,260,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

Stock Purchase Warrants

At March 31, 2013, the Company had reserved 1,012,551,483 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

700,560,000	$0	no expiry date
70,056,000	0.0014	no expiry date
241,935,483	0.0124	January 2018

There were 241,935,483 warrants issued and none exercised during the three months ended March 31, 2013.

Note 8.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of March 31, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	216,132,393	0.0013
Options issued	175,140,000	0.0009
Outstanding at December 31, 2012 and March 31, 2013	391,272,393	$0.0011

The following table summarizes stock options outstanding at March 31, 2013:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	December 31,
Exercise Price	2013	(Years)	2013	2012
$0.0009	3,448,507	2.58	3,448,507	$ 37,934
0.0009	175,140,000	7.25	175,140,000	1,926,540
0.0009	175,140,000	9.75	-	-
0.0030	17,833,456	2.08	17,833,456	196,168
0.569	19,710,431	3.25	7,193,588	79,129

At March 31, 2013, 391,272,393 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%

There were no options issued or exercised during the three months ended March 31, 2013 and 2012, respectively.

Note 10.  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services to be provided during 2013 by the issuance of options to purchase 175,140,000 shares of common stock of the Company at December 31, 2013.

Lease Commitments

The Company incurred total rent expense of $40,000 and $49,000, for the three months ended March 31, 2013 and 2012, respectively. Future lease commitments are as follows:

2013   $54,000_
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 12.  Subsequent Events

Subsequent to March 31, 2013 the Company

●
 in April, 2013 received $2.79 million of subscription receivable in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported in the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of the agreement.

●	paid the remaining $1.4 million for interest in a Chinese joint venture with ZTE Corporation.
●
 in April, 2013 entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company. Upon the signing of the agreement on April 15, 2013, the Company agreed to issue 37,526,065 shares of common stock, which shares were valued at $0.015 per share or approximately $562,890 in the aggregate.

●
 in May, 2013 signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 37,526,065 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $0.012 per share, with 7,505,213 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014, and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

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

Results of Operations

Revenue: Our revenue for the three months ended March 31, 2013 was approximately $3.0 million as compared to approximately $2.3 million for the three months ended March 31, 2012, an increase of $700,000, or 31%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $7,000 for the three months ended March 31, 2013, or 0.23% of sales, compared to cost of sales of $51,000, or 2.2% of sales for the three months ended March 31, 2012. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Profit: Gross profit for the three months ended March 31, 2013 was approximately $3.0 million as compared to $2.2 million for the three months ended March 31, 2012, an increase of 36%. The main reason for the increase in gross profit is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $2.0 million in each of the three month periods ended March 31, 2013 and 2012. The $2.0 million in operating expenses represented 66.7% of sales for the three months ended March 31, 2013 as compared to 86.9% of sales for the same period in 2012. Going forward, management expects these costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Net Income: Net income for the three months ended March 31, 2013 was approximately $896,000 as compared to net income of $172,000 for the same period in 2012. The increase in net income reflected the growth in the business and sales while overall operating expenses remained at approximately $2.0 million for the same period in 2012 and 2013.

Going forward, management believes the Company will continue to grow the business and increase sales if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally. Management also expects profitability to increase as revenue is expected to increase more than new operating costs related to public company expenses.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $63,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Three Months Ended March 31, 2013 and March 31, 2012

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2013	2012
Net cash provided by (used in) operating activities	(470)	1,212
Net cash (used in) investing activities	(257)	(822)
Net cash provided by financing activities	488	(761)

Net cash used by operating activities was approximately $470,000 for the three months ended March 31, 2013 as compared to net cash provided of $1.2 million for the same period in 2012. The increase in cash used by operations was primarily due to the increase in cash used for accounts receivable, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $257,000 and $822,000 for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash provided by financing activities amounted to $488,000 for the three months ended March 31, 2013 as compared to a use of $761,000 for the three months ended March 31, 2012. Cash provided by financing activities in 2013 was primarily due to the advances from related parties. Cash used by financing activities in 2012 was primarily due to repayment in long term bank borrowing.

Our working capital, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of March 31, 2013 was approximately $2.4 million, as compared to working capital of approximately $600,000 as of December 31, 2012.

In April, 2013, the Company received $2.79 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of that agreement.

The Company paid an additional $1.4 million, the balance of its investment, $1.5 million, for its 75% equity stake in a joint venture in China with ZTE Corporation. Our joint venture partner, ZTE Corporation, is the second largest mobile handset manufacturer in the world and the fourth largest telecommunications equipment supplier in the world. The Company is not a guarantor of any debt related to the joint venture. The investment is held in a subsidiary, One Horizon Hong Kong Limited.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described below and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of December 31, 2012, our disclosure controls and procedures were not effective. We are starting to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

In March, 2013, the Company recruited two independent directors.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013 we entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company. Upon the signing of the agreement on April 15, 2013, the Company agreed to issue 37,526,065 shares of common stock, which shares were valued at $0.015 per share or approximately $562,890 in the aggregate.

In April, 2013, the Company received $2.79 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of that agreement.

In May 2013, the Company signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 37,526,065 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $0.012 per share, with 7.505,213 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014 and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.

See also transactions reported in Current Reports on Form 8-K filed by the Company on January 28, 2013 and February 22, 2013, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White

10.2	Loan Agreement dated January 22, 2013 between the Company Brian Collins

10.3	Subscription Agreement, as amended, dated as of February 18, 2013 between the Company and Patrick Schildknecht

10.4	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC

10.5	Agreement with [____]

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 20, 2013	By:	/s/ Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 20, 2013	/s/ Mark White
Mark White President, Chief Executive Officer, and Director

Date: May 20, 2013	/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

Date: May 20, 2013	/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director