Form 10-Q/A
period 2013-03-31
One Horizon Group, Inc.
filed 2013-05-30
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 30, 2013, 19,028,903,710  shares of the registrant’s common stock, par value $0.0001, were outstanding.

EXPLANATORY NOTE

On May 20, 2013, the Registrant filed its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2013 (the "Report"). Subsequent to that filing the Registrant learned that its filing agent did not process certain changes to the financial statements and notes thereto that were made by the Registrant in the XBRL interactive data version of the Report, which conforming changes the filing agent had assured the Registrant it would process. Accordingly, the Registrant is amending the Report to include the above-referenced changes to the financial statements and the notes thereto.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$460	$699
Accounts receivable, current portion	8,752	5,899
Other assets	130	136
Total current assets	9,342	6,734

Accounts receivable, net of current portion	31,512	26,263
Property and equipment, net	324	350
Intangible assets, net	12,073	12,329
Other assets	126	-
Total assets	$53,377	$45,676

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$925	$750
Accrued expenses	463	435
Accrued compensation	36	38
Income taxes	1,411	1,332
Amounts due to related parties	4,000	3,500
Current portion of deferred revenue	7,600	6,000
Current portion of long-term debt	59	59
Total current liabilities	14,494	12,114

Long-term liabilities
Deferred revenue	20,500	16,000
Long term debt	207	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	35,736	28,868

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000;
no shares issued or outstanding		-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 18,991,377,645 shares (December 2012 18,507,506,667)	1,900	1,852
Additional paid-in capital	25,733	19,781
Stock subscriptions receivable	(6,500)	(500)
Retained Earnings (Deficit)	(3,884)	(4,780)
Accumulated other comprehensive income	392	455
Total stockholders' equity	17,641	16,808
Total liabilities and stockholders' equity	$53,377	$45,676

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

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012

Net income	$896	$172
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	(63)	-

Total comprehensive income	$833	$172

See accompaying notes to consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Mandatorily redeemable preferred stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2012	50	90	18,507,507	$1,852	$19,781	$(4,780)	$(500)	$455	$16,808

Net income						896			896
Foreign currency translation adjustment								(63)	(63)
Common stock issued for subscription receivable			483,871	48	5,952		(6,000)		-

Balance March 31, 2013	50	$90	18,991,378	$1,900	$25,733	$(3,884)	$(6,500)	$392	$17,641

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash provided by (used in) operating activities:

Operating activities:
Net income for the period	$896	$172

Adjustment to reconcile net income for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	36	97
Amortization of intangible assets	446	202
Changes in operating assets and liabilities net of effects of acquistions:

Accounts receivable	(8,102)	(11,709)
Other assets	(120)	(6)
Accounts payable and accrued expenses	195	2,140
Deferred revenue	6,100	10,300
Income taxes	79	16

Net cash provided by (used in) operating activities	(470)	1,212

Cash used in investing activities:

Acquisition of intangible assets	(245)	(822)
Acquisition of property and equipment	(12)	-

Net cash (used in) investing activities	(257)	(822)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(12)	(400)
Advances from related parties, net of repayment	500	-
Net checks issued in excess of funds	-	(361)

Net cash provided by (used in) financing activities	488	(761)

Increase (decrease) in cash during the period	$(239)	$(371)

Cash at beginning of the period	699	371

Cash at end of the period	$460	$-

Supplementary Information:

Interest paid	$-	$-
Income taxes paid	-	-

Non cash transactions:	-	-

Common stock issued for subscription receivable	6,000	-

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

The consolidated financial statements reflect the deemed acquisition of ICE by OHG and the recognition of the 696,030,538 shares of common stock, with a fair value of $170,000, at November 30, 2012.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $218,000 for doubtful accounts at both March 31, 2013 and December 31, 2012, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2013 and December 31, 2012, three customers accounted for 30% and 33%, respectively, of the accounts receivable balance. Long-term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

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

●
Software and licenses – revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.The Company regards a “top-tier” telecom entity as a tier 1 carrier which has a direct connection to the Internet and the networks it uses to deliver voice and data services as well as a financially strong balance sheet and good credit rating.

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

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the three months ended March 31, 2013 and 2012, respectively.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required when making certain determinations with regard to the Company’s tax positions. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

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

	March 31
	2013	2012

Basic	18,727,937	13,328,442
Incremental shares under stock compensation plans	1,330,483	918,736
Incremental shares connected with previously converted promissory notes	250	-
Fully Diluted	20,058,670	14,247,178

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

Financial Instruments

The Company has the following financial instruments: cash and long-term debt. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature valued consistent with the use of level 2 inputs.

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

	March 31	December 31
	2013	2012

Horizon software	$16,266	$16,085
Contractual relationships	885	885
	17,151	16,970
Less accumulated amortization	(5,078)	(4,641)

Intangible assets, net	$12,073	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,500,000 per year.

Note 5.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	March 31	December 31
	2013	2012

Vehicle loan	$66	$67
Office term loan	200	211

	266	278
Less current portion	(59)	(59)

Balance	$207	$219

Note 6.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

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

●
The Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $100,000 has been recognized in each of the three months ended March 31, 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●	During the three months ended March 31, 2012, a company owned by a director and officer of the Company provided services in the amount of $125,000.

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

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%

There were no options issued or exercised during the three months ended March 31, 2013 and 2012 respectively.

Note 9.  Commitments and Contingencies

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

Lease Commitments

The Company incurred total rent expense of $40,000 and $49,000, for the three months ended March 31, 2013 and 2012, respectively. Future lease commitments are as follows:

2013   $54,000
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 10.  Subsequent Events

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
●
in April, 2013 entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company.  Pursuant to  the agreement dated April 15, 2013, the Company issued 37,526,065 shares of common stock.

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

Cost of Revenue: Cost of revenue was approximately $7,000 for the three months ended March 31, 2013, or 0.23% of sales, compared to cost of  revenue of $51,000, or 2.2% of sales for the three months ended March 31, 2012. Our cost of  revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described below and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  March  31, 2013, our disclosure controls and procedures were not effective. We are starting to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

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

See also transactions reported in Current Reports on Form 8-K filed by the Company on January 28, 2013 and February 22, 2013, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Common Stock Purchase Warrant dated May 1, 2013

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins

10.3	Subscription Agreement, as amended, dated as of February 18, 2013 between the Company and Patrick Schildknecht

10.4	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC

10.5	Engagement Letter dated April 22, 2013 between the Company and CCG Investor Relations

10.6	Letter Amendment dated May 1, 2013 to Engagement Letter dated April 22, 2013 between the Company and CCG Investor Relations.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

ONE HORIZON GROUP, INC.

Date: May 29, 2013	By:	/s/ Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 29, 2013	/s/ Mark White
Mark White President, Chief Executive Officer, and Director

Date: May 29, 2013	/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

Date: May 29, 2013	/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director