Form 10-Q
period 2013-06-30
One Horizon Group, Inc.
filed 2013-08-14
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1229323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Weststrasse 1, Baar
Switzerland	CH6340
(Address of principal executive offices)	(Zip Code)

+41-41-7605820
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 13, 2013, 18,941,967,819 shares of the registrant’s common stock, par value $0.0001, were outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that One Horizon Group, Inc. (the “Company”) has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Among these risks and uncertainties are the competition we face; our ability to adapt to rapid changes  in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of future businesses or joint ventures; our ability to obtain or maintain relevant intellectual property rights; intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of Voice over Internet Protocol (VOIP) services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services; our ability to obtain additional financing if required; our early history of net losses and our ability to maintain consistent profitability in the future. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands, except share data)

(unaudited)	June 30,	December 31,
	2013	2012

Assets

Current assets:
Cash	$1,944	$699
Accounts receivable, current portion	12,201	5,899
Other assets	222	136
Total current assets	14,367	6,734

Accounts receivable, net of current portion	35,963	26,263
Property and equipment, net	378	350
Intangible assets, net	12,469	12,329
Other assets	31	-
Total assets	$63,208	$45,676

Liabilities and stockholders' Equity

Current liabilities:
Accounts payable	$944	$750
Accrued expenses	1,044	435
Accrued compensation	54	38
Income taxes	1,404	1,332
Amounts due to related parties	4,000	3,500
Current portion of deferred revenue	9,000	6,000
Current portion of long-term debt	65	59
Total current liabilities	16,511	12,114

Long-term liabilities
Deferred revenue	23,950	16,000
Long term debt, net of current portion	215	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	41,211	28,868

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 150,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 250,000,000,000 shares
issued and outstanding 19,031,903,710 shares (December 2012 18,507,506,667)	1,904	1,852
Additional paid-in capital	26,569	19,781
Stock subscriptions receivable	(3,400)	(500)
Retained earnings (deficit)	(3,937)	(4,780)
Accumulated other comprehensive income	405	455
Total One Horizon Group, Inc. stockholders' equity	21,541	16,808
Non-controlling interest	456	-
Total stockholders' equity	21,997	16,808

Total liabilities and stockholders' equity	$63,208	$45,676

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Revenue	$3,095	$2,262	$6,108	$4,554

Cost of revenue	481	14	488	65
Gross margin	2,614	2,248	5,620	4,489

Expenses:
General and administrative	2,221	1,614	3,694	3,307
Depreciation	39	721	75	818
Amortization of intangibles	404	841	850	1,043

	2,664	3,176	4,619	5,168

Income (loss) from operations	(50)	(928)	1,001	(679)

Other income and expense:
Interest expense	(7)	(54)	(12)	(65)
Interest expense - related parties	(50)	(50)	(100)	(100)
Foreign exchange	-	-	-	5
	(57)	(104)	(112)	(160)

Income (loss) before income taxes	(107)	(1,032)	889	(839)

Income taxes expense (benefit)	(10)	53	90	69

Net Income (Loss) for the period	(97)	(1,085)	799	(908)

Net income (loss) attributable to the non-controlling interest	(44)	-	(44)	-

Net Income (Loss) for the period attributable to One Horizon Group, Inc.	$(53)	$(1,085)	$843	$(908)

Earnings (loss) per share attributable to One Horizon Group, Inc. shareholders

Basic net income per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted net income per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic	19,005,382	13,341,435	18,867,426	13,331,726
Diluted	19,005,382	13,341,435	20,279,496	13,331,726

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(97)	$(1,085)	$799	$(908)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	13	-	(50)	-
Comprehensive income (loss)	(84)	(1,085)	749	(908)

Comprehensive income (loss) attributable to the non-controlling interest	(44)	-	(44)	-

Total comprehensive income (loss)	$(40)	$(1,085)	$793	$(908)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2013
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number of Shares	Amount

Balance December 31, 2012	18,507,507	$1,852	$19,781	$(4,780)	$(500)	$455	$-	$16,808

Sale of subsidiary shares to non-controlling interest							500	500
Net income (loss)				843			(44)	799
Foreign currency translations						(50)		(50)

Common stock issued for note receivable	483,871	48	5,952		(2,900)			3,100
Common stock issued for services received	40,526	4	589					593
Warrants issued for services received			247					247

Balance June 30, 2013	19,031,904	$1,904	$26,569	$(3,937)	$(3,400)	$405	$456	$21,997

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012

Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$843	$(908)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	75	818
Amortization of intangible assets	850	1,043
Common stock issued for services received	593	-
Warrants issued for services received	247	-
Net income (loss) attributable to non-controlling interest	(44)	-
Changes in operating assets and liabilities net of effects of acquistions:

Accounts receivable	(16,047)	(20,368)
Other assets	(86)	(22)
Accounts payable and accrued expenses	819	(288)
Deferred revenue	10,950	16,600
Income taxes	72	163

Net cash provided by (used in) operating activities	(1,728)	(2,962)

Cash used in investing activities:

Acquisition of intangible assets	(494)	(2,263)
Acquisition of property and equipment	(104)	(28)
Other assets	(31)	-

Net cash (used in) investing activities	(629)	(2,291)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	2	(815)
Proceeds from issuance of common stock	3,100	5,750
Advances from related parties, net of repayment	500	-
Net checks issued in excess of funds	-	(53)

Net cash provided by (used in) financing activities	3,602	4,882

Increase (decrease) in cash during the period	$1,245	$(371)

Cash at beginning of the period	699	371

Cash at end of the period	$1,944	$-

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

Supplementary Information:

	2013	2012

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for subscription receivable	2,900	-
Contribution of software for non-controlling interest	500

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Organization

On November 30, 2012, the predecessor company “ICE” acquired all of the stock of One Horizon Group plc (“OHG”), a company incorporated in the United Kingdom through the issuance of 17,853,476,138 shares of common stock of the Company. Upon completion of this transaction the former shareholders of OHG controlled approximately 96% of the outstanding stock of the Company and OHG was deemed the acquiring entity. The share exchange has been accounted for as a reverse acquisition. The historical combined financial statements of OHG form the consolidated financial statements presented. For accounting purposes ICE was considered to have been acquired as of November 30, 2012.

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

Principles of Consolidation and Combination

The June 30, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology Gmb, One Horizon Hong Kong Limited and Horizon Network Technology Co. Ltd.

The comparative statement of operations, comprehensive income and cash flows for the six months ended June 30, 2012 include the combined accounts of One Horizon Group plc, Horizon Globex GmbH and Abbey Technology GmbH. These combined financial statements present the carve-out combined financial position and results of operations of OHG without including the accounts of Satcom Global, a group of former wholly-owned subsidiaries of OHG, which were disposed of in October 2012. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.
All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2012 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

The reporting currency of the Company is the United States dollar. Assets and liabilities of operations other than those denominated in U.S. dollars, primarily in Switzerland, the United Kingdom and China, are translated into United States dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the period.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the United Kingdom, Switzerland, Singapore, Hong Kong and China which, at times, balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $218,000 and $218,000 for doubtful accounts at both June 30, 2013 and December 31, 2012. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At June 30, 2013 and December 31, 2012, three customers accounted for 25% and 33%, respectively, of the accounts receivable balance. Long-term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

Payments due from customers beyond one year are recorded as long term at their net present value, to the extent revenue has been recorded, as described. Accounts receivable includes amounts that are due for which revenue has not been recognized. Such amounts are recorded as deferred income, classified as current or long term liabilities, based on the expectation of revenue to be recognized and collections to be received.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the six months ended June 30, 2013 and 2012, software development costs of $494,000, and $770,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six months ended June 30, 2013 and 2012, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period. The Company regards a “top-tier” telecom entity as a tier 1 carrier which has a direct connection to the Internet and the networks it uses to deliver voice and data services as well as a financially strong balance sheet and good credit rating..

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during each of the six months ended June 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the six months ended June 30, 2013 and 2012, respectively.

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

	June 30
	Three months		Six months
	2013	2012	2013	2012

Basic	19,005,382	13,341,435	18,867,426	13,331,726
Incremental shares under stock compensation plans	1,486,946	916,692	1,411,820	916,692
Incremental shares connected with previously converted promissory notes	250	-	250	-

Potentially dilutive	20,492,578	14,258,127	20,279,496	14,248,418

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

Note 3.  China Operations

During the six months ended June 30, 2013 the Company established a subsidiary in China, Horizon Network Technology Co. Ltd. (‘HNT’).  The establishment of HNT is part of the Company’s strategic plan to expand the application of mobile software and related marketing efforts into emerging markets.  The Company contributed $1.5 million for a 75% ownership interest in HNT.  The funds contributed will be used to pay initial start-up costs for HNT.  The remaining 25% ownership interest in HNT was acquired by non-related parties through the transfer of noncash assets with a fair value of $500,000.

The results of operations, assets, liabilities, and cash flows of HNT have been consolidated in the accompanying condensed consolidated financial statements as the Company owns a controlling financial interest.  The ownership interests in HNT held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet.  The amount of consolidated net loss attributable to the Company and the noncontrolling interest are both presented on the face of the Consolidated Statement of Operations.

Note 4. Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	June 30	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	278	177
	663	562
Less accumulated depreciation	(285)	(212)

Property and equipment, net	$378	$350

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	June 30	December 31
	2013	2012

Horizon software	$16,575	$16,085
ZTE software	493	-
Contractual relationships	885	885
	17,953	16,970
Less accumulated amortization	(5,484)	(4,641)

Intangible assets, net	$12,469	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,600,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	June 30	December 31
	2013	2012

Vehicle loan	$61	$67
Equipment loan	29	-
Office term loan	190	211
	280	278
Less current portion	(65)	(59)

Balance	$215	$219

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	June 30	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

Loans due to stockholders include

●
loans advanced during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the six months ended June 30, 2013 and 2012 interest of $100,000 and $100,000, respectively, has been accrued.

●
loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $1.50 per share.

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

●
during the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $200,000 has been recognized in each of the six months ended June 30, 2013 and 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●	during the six months ended June 30, 2012, a company owned by a director and officer of the Company provided services in the amounts of $125,000.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2013, and December 31, 2012.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 250 billion shares of common stock, par value of $0.0001.

During the six months ended June 30, 2013, the Company:

●	issued 3,000,000 shares of common stock for services received with a fair value of $30,000.

●	issued 37,526,065 shares of common stock for services received with a fair value of $562,891.

●
issued 483,870,968 shares of common stock for subscription receivable of $6 million, of which $3.1 million was collected as of June 30, 2013. The outstanding balance is secured by a pledge of the shares, pro-rata to amount owing, and carries an interest rate of 3%.

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

Stock Purchase Warrants

At June 30, 2013, the Company had reserved 1,050,077,548 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

700,560,000	$ nil	no expiry date
70,056,000	0.0014	no expiry date
241,935,483	0.0124	January 2018
37,526,065	0.012	May 2018

There were 279,461,548 warrants issued and none exercised during the six months ended June 30, 2013.

Note 9.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of June 30, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	216,132,393	$0.0013
Options issued	175,140,000	0.0009
Outstanding at December 31, 2012 and June 30, 2013	391,272,393	$0.0011

The following table summarizes stock options outstanding at June 30, 2013:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2013	(Years)	2013	2013
$0.0009	3,448,507	2.33	3,448,507	$45,175
0.0009	175,140,000	7.00	175,140,000	2,294,334
0.0009	175,140,000	9.50	-	-
0.0030	17,833,456	1.83	17,833,456	196,168
0.0033	19,710,430	3.00	7,193,588	210,902

At June 30, 2013, 391,272,393 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%

There were no options issued or exercised during the six months ended June 30, 2013 and 2012

In May 2013, the Company signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 37,526,065 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $0.012 per share, with 7.505,213 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014 and April 14, 2014.  Exercise of the warrants is also subject to certain performance metrics set forth in the warrant. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The warrants were valued at roughly $247,000.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price of  volatility factor of 89%

Note 10.  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services to be provided during 2013 by the issuance of options to purchase 175,140,000 shares of common stock of the Company at December 31, 2013.

Lease Commitments

The Company incurred total rent expense of $72,000 and $49,000, for the six months ended June 30, 2013 and 2012, respectively. Future lease commitments are as follows:

2013   $36,000
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 11.  Subsequent Events

Subsequent to June 30, 2013 the Company

●	issued 20,000,000 shares of common stock

As of August 6, 2013, the Company approved a 600-for-1 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock, to reduce the number of authorized shares of Common Stock to 200,000,000 shares, and to reduce the number of authorized shares of Preferred Stock to 50,000,000 shares. The Reverse Stock Split will be effected by the filing of an amendment to the Company’s Articles of Incorporation with the Department of State of the Commonwealth of Pennsylvania.

As of June 30, 2013, and after giving effect to the Reverse Stock Split, the Company’s authorized and outstanding capital stock would be as follows:

						Common
						Stock
						Authorized
						but
						Unissued
						and
	Outstanding	Outstanding	Authorized	Authorized	Authorized	Available
	Common	Preferred	Common	Preferred	Capital	for Future
	Stock	Stock	Stock	Stock	Stock	Issuance

Pre-Reverse Stock Split	18,918,967,819	-	250,000,000,000	150,000,000	250,150,000,000	231,231,032,181

Post 600-for-1 Reverse Split	31,531,613	-	200,000,000	50,000,000	250,000,000	218,468,387

Accounting Consequences

The par value of Common Stock would be unchanged at $0.0001 per share after the Reverse Stock Split. As a result, on the effective date of the Reverse Stock Split, the shareholders equity on our balance sheet attributable to the Company’s Common Stock would be reduced proportionately based on the reverse stock split ratio of 1-for-600 and the additional paid-in capital account would be credited with the amount by which the shareholders equity would be reduced.

After the stock split, net income or loss per share, and other per share amounts would be increased as there would be fewer shares of our Common Stock outstanding. In future financial statements, net income or loss per share and other per share amounts for periods ended before the reverse stock split would be re-presented to give retroactive effect to the reverse split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the three and six months ended June 30, 2013 and notes thereto contained elsewhere in this Report, and our transition report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

We develop and license software that optimizes internet-based communications. We believe that our proprietary software uses internet bandwidth more efficiently and at less cost than other internet communication technologies.  It represents a comprehensive solution for telecommunications operators seeking to compete with other companies’ Voice over Internet Protocol (“VoIP”) services, as well as for businesses and others seeking to minimize their communications costs. Our software products include the Horizon Call App, our bandwidth-efficient VoIP app for Android and iPhone smartphones, and the Horizon Desktop App, our Windows-based desktop app with bandwidth-efficient VoIP, instant messaging, web-browsing and email functions. We offer our software to telecommunications network operators and other enterprises utilizing mobile, fixed line and satellite communications. We also sell related hardware, including our Horizon VoIP PBX, Horizon VoIP Switch, and Horizon Captive Portal devices. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore and Hong Kong.

During the second quarter of fiscal year 2013, we continued to expand the applications of our mobile software and related marketing efforts in promising emerging markets.  During the quarter, we worked to complete the Microsoft Lync interconnectivity of Horizon Call.  We also entered into a joint venture with a subsidiary of ZTE Corporation (“ZTE”), to sell licenses for our software to international operators and Chinese enterprises and consumers. In order to facilitate this joint venture, we incorporated a subsidiary company in China. We contributed $1,500,000 for 75% of the equity in the subsidiary, and ZTE contributed certain property use rights with a fair value of $500,000 for the remaining 25% of equity in HNT.

During the six months ended June 30, 2013, the Company completed four new master licensing agreements with tier two telecommunication operators in Europe and Asia.  Typically, these agreements take at least six to ten months before they begin generating cash flow.

Going forward, management believes the Company will continue to grow the business and increase sales if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally and to retail consumers in China. Management also expects profitability to increase as revenue is expected to increase more than new operating costs related to public company expenses.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change

Revenue	$3,095	$2,262	$833	36.8%

Cost of revenue	481	14	467	3,335.7

Gross margin	2,614	2,248	366	16.3

Operating expenses:

General and administrative	2,221	1,614	607	37.6
Depreciation	39	721	(682)	(94.6)
Amortization of intangibles	404	841	(437)	(52.0)
Total operating expenses	2,664	3,176	(512)	(16.1)

Income (loss) from operations	(50)	(928)	908	(97.8)

Other income (expense)
Interest expense	(7)	(54)	(47)	(87.0)
Interest expense – related parties	(50)	(50)	-	-

Income (Loss) before income taxes	(107)	(1,032)	(925)	(89.6)

Income taxes (recovery)	(10)	53	(63)	(118.9)
Net (loss) for period	(97)	(1,085)	988

Net (loss) attributable to non-controlling interest	(44)		(44)

Net (loss) attributable to One Horizon Group, Inc.	(53)	(1,085)	1,032

Revenue: Our revenue for the three months ended June 30, 2013 was approximately $3,095,000 as compared to approximately $2,262,000 for the three months ended June 30, 2012, an increase of $833,000, or 36.8%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $481,000 for the three months ended June 30, 2013, or 15.5% of sales, compared to cost of revenue of $14,000, or 0.62% of sales for the three months ended June 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Margin: Gross margin for the three months ended June 30, 2013 was approximately $2,614,000 as compared to $2,248,000 for the three months ended June 30, 2012, an increase of 16.3%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.  Gross margin as a percentage of revenue declined from 99% to 85% for the three months ended June 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $2,664,000 for the three months ended June 30, 2013 as compared to $3,176,000 for the three months ended June 30, 2012. The operating expenses represented 86% of sales for the three months ended June 30, 2013 as compared to 140.4% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the three months ended June 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  The stock compensation expenses included approximately $593,000 for 37,526,065 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services and roughly $247,000 for warrants issued to an investor relations firm.  These are one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the company’s entry into the U.S. public markets.

Net Loss: Net loss for the three months ended June 30, 2013 was approximately $97,000 as compared to net loss of $1,085,000 for the same period in 2012. The reduction in net loss reflected the growth in the business and sales.

$44,000 of the net loss, representing 25% of total net loss for the three months ended June 30, 2013, was attributable to the non-controlling interest in our China joint venture. The remaining portion of net loss of $53,000 for the three months ended June 30, 2013 was attributable to the stockholders of the Company.

As described above, the net loss for the three months ended June 30, 2013 included approximately $840,000 of stock based compensation expenses related to the issuing of shares and warrants to outside advisors. Without these stock compensation expenses, net income on a non-GAAP basis attributable to the stockholders of the Company would have been roughly $787,000 for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change

Revenue	$6,108	$4,554	$1,554	34.1%

Cost of revenue	488	65	423	650.8

Gross margin	5,620	4,489	1,131	25.2

Operating expenses:

General and administrative	3,694	3,307	387	11.7
Depreciation	75	818	(743)	(90.8)
Amortization of intangibles	850	1,043	(193)	(18.5)
Total operating expenses	4,619	5,168	(549)	10.6)

Income (loss) from operations	1,001	(679)	1,680	247.4

Other income (expense)
Interest expense	(12)	(65)	(53)	(81.5)
Interest expense – related parties	(100)	(100)	-	-
Foreign exchange gain , net		5	(5)	(100.0)

Income before income taxes	889	(839)	1,728	206.0

Income taxes (recovery)	90	69	21
Net (loss) income for period	799	(908)	1,707

Net income (loss) attributable to non-controlling interest	(44)		(44)

Net income (loss) attributable to One Horizon Group, Inc.	843	(908)	1,751

Revenue: Our revenue for the six months ended June 30, 2013 was approximately $6,108,000 as compared to approximately $4,554,000 for the six months ended June 30, 2012, an increase of $1,554,000, or34.1%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $488,000 for the six months ended June 30, 2013, or 8.0% of sales, compared to cost of revenue of $65,000, or 1.4% of sales for the six months ended June 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Margin: Gross margin for the six months ended June 30, 2013 was approximately $5,620,000 as compared to $4,489,000 for the six months ended June 30, 2012, an increase of 25.2%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. Gross margin as a percentage of revenue declined from 99% to 92% for the six months ended June 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $4,619,000 for the six month periods ended June 30, 2013 as compared to $5,168,000 for the six months ended June 30, 2012. Operating expenses represented 75.6% of sales for the six months ended June 30, 2013 as compared to 113.5% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the three months ended June 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.    The stock compensation expenses included approximately $593,000 for 37,526,065 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services and roughly $247,000 for warrants issued to an investor relations firm.  These are one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the company’s entry into the US public markets.

Net Income: Net income for the six months ended June 30, 2013 was approximately $799,000 as compared to net loss of $908,000 for the same period in 2012. The increase in net income reflected the growth in the business and sales.

$44,000 of net income, representing 25% of the loss for the six months ended June 30, 2013, was attributable to the non-controlling interest in our China joint venture. The remaining portion of net income for the six months ended June 30, 2013 of $843,000, representing 75% of net income for the period, was attributable to the stockholders of the Company.

As described above, the net loss for the six months ended June 30, 2013 included approximately $840,000 of stock based compensation expenses related to the issuing of shares and warrants to outside advisors.   Without these stock compensation expenses, net income on a non-GAAP basis attributable to the stockholders of the Company would have been roughly $1,683,000 for the six months ended June 30, 2013.

About Non-GAAP Financial Measures

In addition to One Horizon Group’s unaudited condensed consolidation financial results developed in accordance with United States Generally Accepted Accounting Principles ("GAAP"), the Company also provides a Non-GAAP financial measure for the second quarter of 2013, Non-GAAP net income attributable to stockholders, which excludes the non cash equity compensation expenses from its comparable GAAP measure. The Company believes that this Non-GAAP financial measure provides investors with another method for assessing One Horizon Group’s operating results in a manner that is focused on the performance of its ongoing operations and excludes non cash equity compensation expenses incurred for outside advisors. Readers are cautioned not to view Non-GAAP results on a stand-alone basis or as a substitute for results under GAAP, or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP results with Non-GAAP results below. The Company believes that both management and investors benefit from referring to these Non-GAAP financial measures in assessing the performance of One Horizon Group and when planning and forecasting future periods. The accompanying table contains detail on the GAAP financial measures that are most directly comparable to Non-GAAP financial measures and the related reconciliation between these financial measures.

Unaudited Reconciliation of GAAP to Non-GAAP Measures

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Three months ended June 30, 2013

	GAAP	(1)	Non-GAAP

Income (loss) attributable to stockholders	$(53,000)	$840,000	$787,000

Non cash equity compensation for the Company’s capital markets advisors

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Six months ended June 30, 2013

	GAAP	(1)	Non-GAAP

Income (loss) attributable to stockholders	$843,000	$840,000	$1,683,000

Non cash equity compensation for the Company’s capital markets advisors

Liquidity and Capital Resources

Six Months Ended June 30, 2013 and June 30, 2012

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2013	2012
Net cash provided by (used in) operating activities	$(1,728)	$(2,962)
Net cash (used in) investing activities	(629)	(2,291)
Net cash provided (used in) by financing activities	3,602	4,882
Net increase (decrease) in cash and cash equivalents	1,245	(371)
Cash and cash equivalents at beginning of the period	699	371
Cash and cash equivalents at end of the period	$1,944	$-

Net cash used in operating activities was approximately $1,728,000 for the six months ended June 30, 2013 as compared to net cash used of $2,962,000 for the same period in 2012. The reduction in cash used by operations was primarily due to the reduction in cash used for accounts receivable, and increase in net income for the period.

Net cash used in investing activities was approximately $629,000 and $2,291,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment. The reduction in cash used by investing activities was primarily due a reduction oin the net cashed used for the acquisition of intangible assets from the prior period.

Net cash provided by financing activities amounted to $3,602,000 for the six months ended June 30, 2013 as compared to cash provided of $4,882,000 for the six months ended June 30, 2012. Cash provided by financing activities in 2013 was primarily due to proceeds from subscriptions for common stock and advances from related parties. Cash provided by financing activities in 2012 was primarily due to subscriptions for common stock.

Our working capital, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of June 30, 2013 was approximately $6.8 million, as compared to working capital of approximately $0.6 million as of December 31, 2012.  The increase in working capital was primarily due to investment in equity and loans from related parties totaling $3.6 million received during the period, together with the EBITDA, net of non cash equity based compensation to capital advisors, of $2.6 million generated during the period less the amount invested in intangible assets of $0.5 million.

During the six months ended June 30, 2013, the Company received approximately $3.1 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on our report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012. On July 1, 2013 $1.1 million was received and the balance of the subscription funds totaling $1.8 million are expected to be received in September 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described in the Company’s report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012, and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods during the past 12 months, as of  June 30, 2013, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, we added accounting personnel to address issues of timeliness and completeness of our US GAAP financial reporting.  We also offered a position on the Board of Directors to an additional independent director.  With the addition of this new director, we expect to have three independent directors, one of whom qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K Item 407(d)(5)(ii), and to be able to form audit, compensation and nominating committees that would meet NASDAQ rules and guidelines.  Although there is no current requirement that we have an audit committee, we believe the formation of an independent audit committee will increase board oversight.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2013, we entered into an advisory agreement with a consulting firm to provide us with certain business and corporate development services. As partial consideration, we issued the consulting firm 37,526,065 shares of common stock.

On May 1, 2013, we entered into an amendment to an agreement with an investor relations firm to provide us with certain investor relations and other services.  Pursuant to this agreement, we issued the firm a warrant to purchase up to 37,526,065 shares of common stock subject to vesting, at an exercise price of $0.0120 per share.  The warrant vests in five equal installments on each of May 1, 2013, July 15, 2013, October 15, 2013, January 15, 2014 and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.  The warrant is exercisable for five years.

In June 2013, we issued 500,000 shares of common stock to an individual as compensation for certain business development and related services that were performed from November 1, 2012 to April 30, 2013 pursuant to an agreement.  This issuance was the last portion of a total of 3,000,000 shares issued to the individual under the agreement during the six months ended June 30, 2013.

Each of the issuances of our equity securities described above was made in reliance on the exemption from registration under the Securities Act of 1933, or the Securities Act, set forth in Section 4(a)(2) of the Securities Act, as a transaction not constituting a public offering of securities because the securities were issued privately without general solicitation or advertising.  No selling commissions were paid in connection with the sale of securities described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information included in Part II, Item 2 of this report is incorporated by reference into this item.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since our last disclosure of such procedures in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 26, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: August 14, 2013	By:	/s/ Mark White
Mark White
President and Principal Executive Officer