Form 10-Q
period 2013-09-30
One Horizon Group, Inc.
filed 2013-11-14
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Weststrasse 1, Baar
Switzerland	CH6340
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 13, 2013 31,572,492 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands, except share data)
(unaudited)	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash	$3,452	$699
Accounts receivable, current portion	11,673	5,899
Other assets	329	136
Total current assets	15,454	6,734

Accounts receivable, net of current portion	44,690	26,263
Property and equipment, net	351	350
Intangible assets, net	12,753	12,329
Note Receivable	196	-
Total assets	$73,444	$45,676

Liabilities and Equity

Current liabilities:
Accounts payable	$1,198	$750
Accrued expenses	931	435
Accrued compensation	59	38
Income taxes	1,941	1,332
Amounts due to related parties	4,000	3,500
Current portion of deferred revenue	9,800	6,000
Current portion of long-term debt	65	59
Total current liabilities	17,993	12,114

Long-term liabilities
Deferred revenue, net of current position	24,900	16,000
Long term debt, net of current portion	203	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	43,632	28,868

Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 31,752,858 shares (December 2012 30,845,844)	3	3
Additional paid-in capital	28,271	21,630
Stock subscriptions receivable	(500)	(500)
Retained Earnings (Deficit)	674	(4,780)
Accumulated other comprehensive income	937	455
Total One Horizon Group, Inc. stockholders' equity	29,385	16,808
Non-controlling interest	427	-
Total equity	29,812	16,808

Total liabilities and equity	$73,444	$45,676

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2013 and 2012
(in thousands, except per share data)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Revenue	$7,209	$4,291	$13,317	$8,845

Cost of revenue	34	322	522	387
Gross margin	7,175	3,969	12,795	8,458

Expenses:
General and administrative	1,347	915	5,041	4,222
Depreciation	45	36	120	854
Amortization of intangibles	509	393	1,359	1,436
	1,901	1,344	6,520	6,512

Income from operations	5,274	2,625	6,275	1,946

Other income and expense:
Interest expense	(96)	14	(108)	(51)
Interest expense - related parties	(50)	(50)	(150)	(150)
Foreign exchange	(38)	-	(38)	5
	(184)	(36)	(296)	(196)

Income before income taxes	5,090	2,589	5,979	1,750

Income taxes	508	-	598	69

Net Income for the period	4,582	2,589	5,381	1,681

Net income (loss) attributable to the non-controlling interest	(29)	-	(73)	-

Net Income for the period atrributable to One Horizon Group, Inc.	$4,611	$2,589	$5,454	$1,681

Earnings per share attributable to One Horizon Group, Inc. shareholders

Basic net income per share	$0.15	$0.11	$0.17	$0.07

Diluted net income per share	$0.14	$0.10	$0.16	$0.07

Weighted average number of shares outstanding
Basic	31,767	24,552	31,538	23,658
Diluted	34,204	26,080	33,906	25,186

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Net income	$4,582	$2,589	$5,381	$1,681
Other comprehensive income:
Foreign currency translation adjustment gain	532	-	482	-
Comprehensive income	5,114	2,589	5,863	1,681

Comprehensive income (loss) attributable to the non-controlling interest	(29)	-	(73)	-

Total comprehensive income	$5,143	$2,589	$5,936	$1,681

See accompaying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statement of Equity
For the nine months ended September 30, 2013
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number of Shares	Amount

Balance December 31, 2012	30,846	$3	$21,630	$(4,780)	$(500)	$455	$-	$16,808

Sale of subsidiary shares to non-controlling interest							500	500
Net income				5,454			(73)	5,381
Foreign currency translations						482		482

Common stock issued for cash	807	-	6,000		-			6,000
Common stock issued for services received	101	-	643					643
Common stock repurchased	(1)	-	(2)					(2)

Balance September 30, 2013	31,753	$3	$28,271	$674	$(500)	$937	$427	$29,812

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash provided by (used in) operating activities:

Operating activities:
Net income for the period	$5,454	$1,681

Adjustment to reconcile net income for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	120	854
Amortization of intangible assets	1,359	1,436
Common stock issued for services received	643	-
Warrants issued for services received	-	2
Net income (loss) attributable to non-controlling interest	(73)	-
Changes in operating assets and liabilities net of effects of acquistions:
Accounts receivable	(24,201)	(19,082)
Other assets	(193)	(654)
Accounts payable and accrued compensation and expenses	994	(1,989)
Deferred revenue	12,700	15,450
Income taxes	609	163

Net cash (used in) operating activities	(2,587)	(2,139)

Cash used in investing activities:

Acquisition of intangible assets	(831)	(2,263)
Acquisition of property and equipment	(121)	(198)
Note Receivable	(196)	-

Net cash (used in) investing activities	(1,148)	(2,461)

Cash flow from financing activities:

(Decrease) in long-term borrowing, net	(10)	(815)
Proceeds from issuance of common stock	6,000	6,252
Repurchase of common stock	(2)	-
Advances from related parties	500	-
Net checks issued in excess of funds	-	(92)

Net cash provided by financing activities	6,488	5,345

Increase in cash during the period	2,753	745

Cash at beginning of the period	699	371

Cash at end of the period	$3,452	$1,116

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

Supplementary Information:

	2013	2012

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for subscription receivable	$-	$500
Common stock issued for services received	643
Contribution of software for non-controlling interest	500

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Organization

On November 30, 2012, the predecessor company “ICE” acquired all of the stock of One Horizon Group plc (“OHG”), a company incorporated in the United Kingdom through the issuance of 29,755,794 shares of common stock of the Company. Upon completion of this transaction the former shareholders of OHG controlled approximately 96% of the outstanding stock of the Company and OHG was deemed the acquiring entity The share exchange has been accounted for as a reverse acquisition. The historical combined financial statements of OHG form the consolidated financial statements presented. For accounting purposes ICE was considered to have been acquired as of November 30, 2012.

The consolidated financial statements have the deemed acquisition of ICE by OHG and the recognition of the 1,160,051 shares of common stock, with a fair value of $170,000, at November 30, 2012.

On December 31, 2012 the Company sold the operations of Global Integrated Media Limited and Modizo for the return of 70,000 shares of common stock with a fair value of $420,000. These companies were subsidiaries and divisions of ICE.

On August 26, 2013 the Company continued its corporate entity from Pennsylvania to Delaware. There was no change in authorized and issued share capital as all shareholders transferred intact.

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

Principles of Consolidation and Combination

The September 30, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Network Technology Co. Ltd. and Horizon Globex Ireland Limited.

The comparative statement of operations, comprehensive income and cash flows for the nine months ended September 30, 2012 include the combined accounts of One Horizon Group plc, Horizon Globex GmbH and Abbey Technology GmbH. These combined financial statements present the carve-out combined financial position and results of operations of OHG without including the accounts of Satcom Global, a former wholly-owned subsidiary of OHG, which was disposed of in October 2012. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the three and nine months ended September 30, 2012 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

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

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the United Kingdom, Switzerland, Ireland, Singapore, Hong Kong and China which, at times, balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $212,000 and $218,000 for doubtful accounts at both September 30, 2013 and December 31, 2012. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At September 30, 2013 and December 31, 2012, three customers accounted for 22% and 33%, respectively, of the accounts receivable balance. Long-term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

Payments due from customers beyond one year are recorded as long term at their net present value, to the extent revenue has been recorded, as described. Accounts receivable includes amounts that are due for which revenue has not been recognized. Such amounts are recorded as deferred revenue, classified as current or long term liabilities, based on the expectation of revenue to be recognized and collections to be received.

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

The Company expenses all costs related to the development of internal-use software as incurred, other than those incurred during the application development stage, after achievement of technological feasibility.  Costs incurred in the application development stage are capitalized and amortized over the estimated useful life of the software.  Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company performs periodic reviews of its capitalized software development costs to determine if the assets have continuing value to the Company.  Costs for assets that are determined to be of no continuing value are written off.  During the nine months ended September 30, 2013 and 2012, software development costs of $831,000, and $2,263,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the nine months ended September 30, 2013 and 2012, the Company identified no impairment losses related to the Company’s long-lived assets.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during each of the nine months ended September 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the nine months ended September 30, 2013 and 2012, respectively.

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

	September 30
	Three months		Nine months
	2013	2012	2013	2012

Basic	31,767	24,552	31,538	23,658
Incremental shares under stock compensation plans	2,437	1,528	2,368	1,528

Potentially dilutive	34,204	26,080	33,906	25,186

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

Note 3.  China Operations

During the nine months ended September 30, 2013 the Company established a subsidiary in China, Horizon Network Technology Co. Ltd. (“HNT”). The establishment of HNT is part of the Company’s strategic plan to expand the application of mobile software and related marketing efforts into emerging markets. The Company contributed $1.5 million for a 75% ownership interest in HNT. The remaining 25% ownership interest in HNT was acquired by non-related parties through the transfer of noncash assets with a fair value of $500,000.

The results of operations, assets, liabilities and cash flows of HNT have been consolidated in the accompanying condensed consolidated financial statements as the Company owns a controlling interest. The ownership interests in HNT held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statement of Operations.

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	September 30	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	298	177
	683	562
Less accumulated depreciation	(332)	(212)

Property and equipment, net	$351	$350

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	September 30	December 31
	2013	2012

Horizon software	$16,946	$16,085
ZTE software	494	-
Contractual relationships	885	885
	18,325	16,970
Less accumulated amortization	(5,572)	(4,641)

Intangible assets, net	$12,753	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,600,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	September 30	December 31
	2013	2012

Vehicle loan	$58	$67
Equipment loan	29	-
Office term loan	181	211
	268	278
Less current portion	(65)	(59)

Balance	$203	$219

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	September 30	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

Loans due to stockholders include

●
loans advanced during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the nine months ended September 30, 2013 and 2012 interest of $150,000 and $150,000, respectively, has been accrued.

●
loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $5.14 per share.

●
convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2014. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 48,650 shares of common stock for each loan so repaid.

●
during the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $300,000 has been recognized in each of the nine months ended September 30, 2013 and 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●	during the nine months ended September 30, 2012, a company owned by a director and officer of the Company provided services in the amounts of $125,000.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

On August 6, 2013 the shareholders approved the reduction of the authorized preferred stock to 50 million with the par value remaining unchanged at $0.0001 per preferred share.

No shares of preferred stock are issued and outstanding as of September 30, 2013, and December 31, 2012.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

On August 6, 2013, the shareholders approved the reduction of the authorized common stock to 200 million, with the par value remaining unchanged at $0.0001 per common share, and the consolidation of the issued and outstanding common stock on the basis of one new share for each 600 shares, effective upon approval of the regulatory authorities.  The Company’s common stock was consolidated effective as of August 29, 2013

The application of this stock consolidation has been shown retroactively in these condensed consolidated financial statements.

During the nine months ended September 30, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000

●	issued 62,543 shares of common stock for services received with a fair value of $562,891.

●	issued 806,452 shares of common stock for $6 million cash.

●	issued 33,333 shares of common stock for services received with a fair value of $50,000.

During the six months ended December 31, 2012, the Company:

●	issued 195,573 shares of common stock for cash proceeds of $502,000
●	issued 1,459,500 shares of common stock for subscription receivable of $500,000.
●	issued 3,502,800 shares of common stock for services received from related parties with a fair value of $1,200,000
●	issued 145,950 shares of common stock for services received with a fair value of $50,000
●	accounted for the reverse acquisition of Intelligent Communication Enterprise Corporation and subsidiaries and the issued 1,160,051 shares of common stock with a fair value of $341,000.
●
returned to treasury for cancellation 70,000 shares of common stock with a fair value of $420,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

Stock Purchase Warrants

At September 30, 2013, the Company had reserved 1,750,129 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price		Expiry

1,167,600	$	nil	no expiry date
116,760		0.86	no expiry date
403,226		5.94	January 2018

There were 403,226 warrants issued and none exercised during the nine months ended September 30, 2013.
An agreement entered into in May 2013, whereby 62,545 warrants with an exercise price of $7.20 per share were issued, has been terminated and all warrants cancelled.

Note 9.  Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan. This stock option plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There are 3,000,000 shares of common stock available for granting awards under the plan. Each year, commencing 2014, until 2016, the number of shares of common stock available for granting awards shall be increased by the lesser of 1,000,000 shares of common stock and 5% of the total number of shares of common stock outstanding.

No shares have been issued under this 2013 Equity Incentive Plan. As at September 30, 2013 3,000,000 shares of common stock have been reserved.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of September 30, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	360,221	$0.77
Options issued	291,900	0.53
Outstanding at December 31, 2012 and September 30, 2013	652,121	$0.66

The following table summarizes stock options outstanding at September 30, 2013:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	September 30,	Life	September 30,	September 30,
Exercise Price	2013	(Years)	2013	2013
$0.51	5,784	2.08	5,784	$34,646
0.53	291,900	6.75	291,900	1,742,643
0.53	291,900	9.25	-	-
1.82	29,722	1.58	29,722	139,099
1.95	32,851	2.75	32,851	149,472

At September 30, 2013, 652,121 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%

There were no options issued or exercised during the nine months ended September 30, 2013 and 2012

Note 10.  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services to be provided during 2013 by the issuance of options to purchase 291,900 shares of common stock of the Company at December 31, 2013.

Lease Commitments

The Company incurred total rent expense of $166,147 and $147,920, for the nine months ended September 30, 2013 and 2012, respectively. Future lease commitments are as follows:

2013   $22,000
2014   $80,000
2015   $72,000
2016   $72,000
2017   $72,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and notes thereto contained elsewhere in this Report, and our transition report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

We develop and license software that optimizes internet-based communications. We believe that our proprietary software uses internet bandwidth more efficiently and at less cost than other internet communication technologies.  It represents a comprehensive solution for telecommunications operators seeking to compete with other companies’ Voice over Internet Protocol (“VoIP”) services, as well as for businesses and others seeking to minimize their communications costs. Our software products include the Horizon Call App, our bandwidth-efficient VoIP app for Android and iPhone smartphones.We offer our software to telecommunications network operators and other enterprises utilizing mobile, fixed line and satellite communications. We also sell related hardware, including our Horizon VoIP PBX, Horizon VoIP Switch, and Horizon Captive Portal devices. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore, Hong Kong, and Ireland.

During the nine months ended September 30, 2013, the Company completed six new master licensing agreements with one tier one telecommunication operator in Asia and five tier two telecommunication operators in Europe and Asia.

During the third quarter of fiscal year 2013, we continued to expand the applications of our mobile software and related marketing efforts in promising emerging markets.  During the quarter ending September 30, 2013, we completed the Microsoft Lync interconnectivity of Horizon Call.

In November 2013, we announced the addition of a GPS tracking and advertising service to the One Horizon App software suite.  The feature is designed to help in locating lost phones, allow operators to deliver relevant advertisements dynamically to subscribers, and enable subscribers to record and share their movements through social media.

In September 2013, we opened a new software research and development office, employing three experienced software engineers in the Nexus Innovation Centre on the campus of the University of Limerick in Ireland.

In August 2013, we launched our online Global Phone Credit service add-on.  This service provides a complete Internet shop-front that performs the cash collection, credit card management and cash reconciliation services for all Horizon service providers that wish to avail themselves of it.  This Horizon technology component seamlessly works alongside any legacy operator credit top-up services such as scratch-cards.  The Horizon service provider can now also promote the GPC on-line payment portal allowing their subscribers to pay for their in-App credit using their credit card or a PayPal account.  The GPC service works in conjunction with the Horizon Global Exchange product suite.

In July 2013, we released our VoIP technology as a software-library for smartphone App developers. The Horizon software library allows smartphone app developers to integrate the Horizon VoIP optimizations with their current and their future apps.  Apps such as on-line gaming can now carry the gamer's voice in a high-quality and reliable way especially while on wireless networks such as 3G, bringing a new level of mobility to games that benefit from voice communications. Another use for the library is in the plethora of existing VoIP apps that currently employ inefficient SIP protocols. App-based gaming developers can now upgrade their users’ voice-communication experience by deploying Horizon and integrating the Horizon software library in their apps.  The Horizon software library works in conjunction with the Horizon Global Exchange product suite.  A software license is required for the Horizon Global Exchange and for the Horizon software-library.

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

Reverse Stock Split and Change of Domicile

On August 29, 2013, our 1-for-600 reverse stock split became effective for purposes of the securities markets.  The shares of the Company’s common stock will continue to trade on a split-adjusted basis on the OTCQB.  The ticker symbol for the Company will not change although a “D” was appended to the trading symbol such that the trading symbol temporarily appeared as “OHGID” for 20 trading days to alert the public regarding the reverse stock split. The new CUSIP number for the Company’s common stock post-reverse stock split is 68235H 205.  The Company’s Board of Directors approved the reverse stock split of its common stock at a ratio of 1-for-600 and the measure was approved by shareholders at the Company’s Annual Meeting held on August 6, 2013. It was filed with the relevant state legal authority and became effective under state law on that date. The reverse stock split proportionately reduces the number of all issued and outstanding shares of the Company’s common stock and likewise adjusts the amount of common stock underlying stock options and warrants outstanding immediately prior to the effectiveness of the reverse stock split.  As a result of the reverse stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 18.9 billion pre-reverse stock split shares to approximately 31.5 million post-reverse stock split shares.

As previously announced, as a result of the reverse stock split, the Company will not issue fractional shares of common stock to shareholders, including shareholders holding less than 600 shares.  Shareholders otherwise entitled to fractional shares are entitled to receive a cash payment equal to the closing price of the Company’s common stock as reported by the OTCQB on the effective date of the reverse split under state law, or $0.01 per post-split fractional share.  The reverse stock split will otherwise affect all shareholders uniformly and not affect any shareholder's ownership percentage of the shares of the Company’s common stock.

In addition, the Company’s change of domicile from Pennsylvania to Delaware became effective on August 26, 2013.  The change of domicile had also been approved by the Board of Directors and by shareholders at the Company’s Annual Meeting held on August 6, 2013.

Additional information regarding the reverse stock split and change of domicile can be found in a definitive information statement filed with the Securities and Exchange Commission on June 26, 2013 and which was mailed to all shareholders of record as of July 5, 2013.

Results of Operations

Comparison of Three Months September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change

Revenue	$7,209	$4,291	$2,918	68.0%

Cost of revenue	34	322	(288)	(89.4)

Gross margin	7,175	3,969	3,206	80.8

Operating expenses:

General and administrative	1,347	915	432	47.2
Depreciation	45	36	9	25.0
Amortization of intangibles	509	393	116	29.5
Total operating expenses	1,901	1,344	557	41.4

Income from operations	5,274	2,625	2,649	109.0

Other income (expense)
Interest expense (income)	(96)	(14)	110	785.7
Interest expense – related parties	(50)	-	50	-
Foreign exchange	(38)	-	38	-

Income before income taxes	5,090	2,589	2,501	96.6

Income taxes	508	-	508	-
Net income for period	4,582	2,589	1,993	77.0

Net (loss) attributable to non-controlling interest	(29)	-	(29)	-

Net income attributable to One Horizon Group, Inc.	$4,611	$2,589	$2,022	78.1%

Revenue: Our revenue for the three months ended September 30, 2013 was approximately $7,209,000 as compared to approximately $4,291,000 for the three months ended September 30, 2012, an increase of $2,918,000, or 68.0%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $34,000 for the three months ended September 30, 2013, or 0.5% of sales, compared to cost of revenue of approximately $322,000, or 7.5% of sales for the three months ended September 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Margin: Gross margin for the three months ended September 30, 2013 was approximately $7,175,000 as compared to $3,969,000 for the three months ended September 30, 2012, an increase of 80.8%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.  Gross margin as a percentage of revenue increased from 92.5% to 99.5% for the three months ended September 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $1,901,000 for the three months ended September 30, 2013 as compared to $1,344,000 for the three months ended September 30, 2012. The operating expenses represented 26.3% of sales for the three months ended September 30, 2013 as compared to 31.3% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as expected sales of the Horizon Platform solution continue to grow.  The operating expenses for the three months ended September 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  The stock compensation expenses included approximately $50,000 for 33,333 restricted shares.  This is a one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the Company’s entry into the U.S. public markets.

Net Income: Net income for the three months ended September 30, 2013 was approximately $4,582,000 as compared to net income of $2,589,000 for the same period in 2012. The increase in net income reflected the growth in the business and sales.

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $29,000 for the three months ended September 30, 2013. The remaining portion of net income of $4,611,000 for the three months ended Septermber 30, 2013 was attributable to the stockholders of the Company.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change

Revenue	$13,317	$8,845	$4,472	50.6%

Cost of revenue	522	387	135	34.9

Gross margin	12,795	8,458	4,337	51.3

Operating expenses:

General and administrative	5,041	4,222	819	19.4
Depreciation	120	854	(734)	(85.9)
Amortization of intangibles	1,359	1,436	(77)	(5.4)
Total operating expenses	6,520	6,512	8	(0.1)

Income from operations	6,275	1,946	4,329	222.5

Other income (expense)
Interest expense	(108)	(51)	57	111.8
Interest expense – related parties	(150)	(150)	-	-
Foreign exchange gain , net	(38)	5	43	860.0

Income before income taxes	5,979	1,750	4,229	241.7

Income taxes	598	69	529	766.7
Net income for period	5,381	1,681	3,700	220.1

Net income (loss) attributable to non-controlling interest	(73)	-	(73)	-

Net income attributable to One Horizon Group, Inc.	$5,454	$1,681	$3,773	224.4%

Revenue: Our revenue for the nine months ended September 30, 2013 was approximately $13,317,000 as compared to approximately $8,845,000 for the nine months ended September 30, 2012, an increase of $4,472,000, or 50.6%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $522,000 for the nine months ended September 30, 2013, or 3.9% of sales, compared to cost of revenue of $387,000, or 4.4% of sales for the nine months ended September 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Margin: Gross margin for the nine months ended September 30, 2013 was approximately $12,795,000 as compared to $8,458,000 for the nine months ended September 30, 2012, an increase of 51.3%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. Gross margin as a percentage of revenue increased from 95.6% to 96.0% for the nine months ended September 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $6,520,000 for the nine-month period ended September 30, 2013 as compared to $6,512,000 for the nine months ended September 30, 2012. Operating expenses represented 49.0% of sales for the nine months ended September 30, 2013 as compared to 73.6% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the nine months ended September 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as expected sales of the Horizon Platform solution continue to grow.  The stock compensation expenses included approximately $643,000 for 100,876 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services.  This is a one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the Company’s entry into the US public markets.

Net Income: Net income for the nine months ended September 30, 2013 was approximately $5,381,000 as compared to net income of $1,681,000 for the same period in 2012. The increase in net income reflected the growth in the business and sales.

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $73,000 for the nine months ended September 30, 2013.

As described above, the net income for the nine months ended September 30, 2013 included approximately $643,000 of stock based compensation expenses related to the issuing of shares to outside advisors.   Without these stock compensation expenses, net income on a non-GAAP basis attributable to the stockholders of the Company would have been approximately $6,097,000 for the nine months ended September 30, 2013.

About Non-GAAP Financial Measures

In addition to our unaudited condensed consolidation financial results developed in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we also provide a Non-GAAP financial measure for the third quarter of 2013, Non-GAAP net income attributable to stockholders, which excludes the non-cash equity compensation expenses from our comparable GAAP measure. We believe that this Non-GAAP financial measure provides investors with another method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and excludes non-cash equity compensation expenses incurred for outside advisors. Readers are cautioned not to view Non-GAAP results on a stand-alone basis or as a substitute for results under GAAP, or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP results with Non-GAAP results below. We believe that both management and investors benefit from referring to these Non-GAAP financial measures in assessing our performance and when planning and forecasting future periods. The accompanying table contains detail on the GAAP financial measures that are most directly comparable to Non-GAAP financial measures and the related reconciliation between these financial measures.

Unaudited Reconciliation of GAAP to Non-GAAP Measures

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Three months ended September 30, 2013

	GAAP	(1)	Non-GAAP

Income attributable to stockholders	$4,611,000	$50,000	$4,661,000

(1) Non cash equity compensation for the Company’s capital markets advisors

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Nine months ended September 30, 2013

	GAAP	(1)	Non-GAAP

Income attributable to stockholders	$5,454,000	$643,000	$6,097,000

(1) Non cash equity compensation for the Company’s capital markets advisors

Liquidity and Capital Resources

Nine Months Ended September 30, 2013 and 2012

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2013	2012
Net cash (used in) operating activities	$(2,587)	$(2,139)
Net cash (used in) investing activities	(1,148)	(2,461)
Net cash provided by financing activities	6,488	5,345
Net increase (decrease) in cash and cash equivalents	2,753	745
Cash and cash equivalents at beginning of the period	699	371
Cash and cash equivalents at end of the period	$3,452	$1,116

Net cash used in operating activities was approximately $2,587,000 for the nine months ended September 30, 2013 as compared to net cash used of $2,139,000 for the same period in 2012. The increase in cash used by operations was primarily due to slower collections on accounts receivables.

Net cash used in investing activities was approximately $1,418,000 and $2,461,000 for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets, property and equipment and note receivables. The reduction in cash used by investing activities was primarily due a reduction in the net cash used for the acquisition of intangible assets from the prior period.

Net cash provided by financing activities amounted to $6,488,000 for the nine months ended September 30, 2013 as compared to cash provided of $5,345,000 for the nine months ended September 30, 2012. Cash provided by financing activities in 2013 was primarily due to proceeds from subscriptions for common stock and advances from related parties. Cash provided by financing activities in 2012 was primarily due to subscriptions for common stock and advances from related parties.

Our working capital, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of September 30, 2013 was approximately $7.3 million, as compared to working capital of approximately $0.6 million as of December 31, 2012.  The increase in working capital of $6.5 million was primarily due to investment in equity totaling $6.0 million received during the period, together with the $0.6 million generated from trading net of $1.9 million invested in tangible and intangible assets during the period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described in the Company’s report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012, and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods during the past 12 months, as of  September 30, 2013, our disclosure controls and procedures were not effective.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, we added accounting personnel to address issues of timeliness and completeness of our US GAAP financial reporting.  With the accounting personnel added in the second quarter, management believes that they are beginning to address and correct some of the material weakness indentified in the Form 10-KT for the transition period from July 1, 2012 to December 31, 2012 (including lack of in-house GAAP expertise and insufficient segregation of duties in our finance and accounting functions due to limited personnel).  We also appointed two new independent directors to the Board of Directors.  As a result, we now have at least three independent directors, one of whom qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K Item 407(d)(5)(ii), and we have formed audit, compensation and nominating committees that would meet NASDAQ rules and guidelines.  Although there is no current requirement that we have an audit committee, we believe the formation of an independent audit committee will increase board oversight.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, the Company issued 33,333 shares of common stock as compensation for certain business services.  The issuance was made in reliance on the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended, as an offshore transaction involving only a non-U.S. offeree/purchaser. No placement agent was utilized in connection with the offer and sale of these shares.  The share amount is adjusted to reflect a 1-for-600 reverse stock split effected as of August 6, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously reported in a Form 8-K filed with the Securities and Exchange Commission on August 12, 2013, at the Company’s 2013 annual meeting of shareholders pursuant to notice duly given, the Company held a non-binding advisory vote of shareholders on the preferred frequency with which the Company would hold a non-binding advisory shareholder vote to approve the compensation of the named executive officers.  The results of the voting for this proposal were as follows:

Three years:	10,792,904,380
Two years:	0
One year:	0
Abstain:	0
Broker non-votes:	0

After considering the voting results and other factors, the Company has determined that it intends to hold a non-binding advisory vote on executive compensation every three years, until the next required non-binding advisory vote on the frequency of such future non-binding advisory votes.

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

ONE HORIZON GROUP, INC.

November 14, 2013	By:	/s/ Mark White
Mark White
President and Principal Executive Officer