Form 10-K
period 2013-12-31
One Horizon Group, Inc.
filed 2014-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013.

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the 10,639,593 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 63.8 million as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $6.00 per share, as reported on the OTC, reflecting a 1-for-600 reverse stock split effective as of August 26, 2013.

As of April 11, 2014, 32,821,533 shares of the registrant’s common stock, par value $0.0001, were outstanding.

Preliminary Notes –

Change in Fiscal Year

On November 30, 2012, the Company (then known as Intelligent Communication Enterprise Corporation (“ICE Corp.”)) and One Horizon Group PLC, a public limited company incorporated in England and Wales (“One Horizon UK”), consummated a share exchange (the “Share Exchange”), as a result of which One Horizon UK became a subsidiary of the Company, with former One Horizon UK shareholders holding approximately 96% of the issued and outstanding shares of ICE Corp. The Company’s name was subsequently changed to One Horizon Group, Inc. Prior to the Share Exchange, One Horizon UK had a June 30th fiscal year end, which, by virtue of One Horizon UK being deemed the accounting acquirer, became the fiscal year end of the Company. On February 13, 2013, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company changed the Company's fiscal year end from June 30 to December 31. As a result of this change, the Company filed a transition report (“Transitional Report”) on Form 10-KT on May 13, 2013 to include the financial information for the six-month transition period from July 1, 2012 to December 31, 2012 (the "Transition Period"). Prior to this Transitional Report, Annual Reports on Form 10-K of the Company (formerly ICE Corp.) covered the fiscal year from January 1 to December 31.  From this Transitional Report forward, the Company's filings reflect and are filed in accordance with the current year end, which is December 31.

Reverse Stock Split

On August 6, 2013, the Company’s shareholders approved the reverse split of the Company’s common stock at a ratio of 1-for-600.  The reverse split proportionately reduced the number of all issued and outstanding common shares and adjusted the number of shares underlying outstanding stock options and warrants.  Where appropriate, the application of this reverse split has been shown retroactively in this Annual Report on Form 10-K.

Restatement of Financial Statements

One Horizon Group, Inc. (the "Company") is restating its consolidated financial statements for the six month transition period ended December 31, 2012 and for the 12 months ended June 30, 2012 and 2011 to correct errors related to the recognition of revenue from sales of perpetual licenses larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

The Company's decision to restate the aforementioned financial statements was made as a result of management's identification of errors related to the recognition of revenue from sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities.  On April 3, 2014, the Audit Committee, in consultation with management, including the CEO (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), concluded that certain sales of perpetual licenses were not accurately recorded in the consolidated financial statements.

The Audit Committee subsequently determined that, as a result of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods.  The conclusion was also reached that revenue from contracts with Tier 2 entities should be recognized based on the timing of when payments become due (which is based on useage) rather than on a straight-line basis.  Accordingly, the Company’s  previously released financial statements for the transitional period of six months ended December 31, 2012 and for the years ended June 30, 2012 and 2011 should no longer be relied upon.

The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue and net income (loss) in the consolidated statements of operations.  As a result, revenue and net income (loss) were misstated in the consolidated statements of operations for the six months ended December 31, 2012 and 12 months ending June 30, 2012 and 2011 and accounts receivable and deferred revenue were misstated in the consolidated balance sheets as of December 31, 2012, June 30, 2012 and June 30, 2011.  These errors were considered material to the consolidated financial statements. However, there is no change in the amount of revenue expected to be recognized over the life of the contracts, or in the amount and timing of cash collected under the master license contracts, just an adjustment to the accounting periods in which it is recognized.  In addition, this adjustment is merely a change in accounting policy and will not affect the Company’s operations in terms of the way we conduct our business, our sales contracts, business model and practices, our products and services, or our relationships with customers.

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

PART I

ITEM 1.  BUSINESS

We develop and license software to telecommunications operators through our wholly-owned subsidiaries Horizon Globex GmbH and Abbey Technology GmbH, each incorporated under the laws of Switzerland (“Horizon Globex” and “Abbey Technology,” respectively).  Specifically, Horizon Globex and Abbey Technology develop software application platforms that optimize mobile voice, instant messaging and advertising communications over the internet, collectively, the “Horizon Platform.” Our proprietary software techniques (“SmartPacket™”) use internet bandwidth more efficiently than other techniques that are unable to provide a low-bandwidth solution.  The Horizon Platform is a bandwidth-efficient Voice Over Internet Protocol (“VoIP”) platform for smartphones and tablets, and also provides optimized data applications including multi-media messaging and mobile advertising.  Using our SmartPacket™ platform, we have been able to significantly improve the efficiency by which voice signals are transmitted by radio over the Internet resulting in a 10X reduction in mobile spectrum required to transmit a VoIP call. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line, cable TV and satellite communications markets.  We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, Ireland, the United Kingdom, China, India, Russia, Singapore and Hong Kong.

The Horizon Platform delivers a turnkey mobile VoIP solution to telecommunications operators.  We believe that the technology underlying SmartPacket™, is the world’s most bandwidth-efficient VoIP technology.  Our VoIP platform allows voice calls over the Internet that use as little as 4kbps of data compared to around 48kbps offered by other optimized VoIP platforms, thereby enabling voice communications over limited bandwidth and congested cellular telecom data networks including 2G, 3G and 4G.  The kbps rates above include bi-directional voice communication including IP overhead.

History and Background

(1)	Share Exchange

On November 30, 2012, the Company (then known as Intelligent Communication Enterprise Corporation, referred herein below as “ICE Corp.”), and One Horizon Group PLC, a public limited company incorporated in the United Kingdom (“One Horizon UK”), consummated a share exchange (the “Share Exchange”), pursuant to which ICE Corp. acquired One Horizon UK stock from its then existing shareholders in exchange for 17,853,476,138 shares of ICE Corp.’s common stock. Upon completion of this transaction, the shareholders of One Horizon UK controlled approximately 96% of the outstanding stock of ICE Corp. and One Horizon UK became a subsidiary of ICE Corp. The transaction has been accounted for as a reverse acquisition, whereby ICE Corp. is the legal acquirer and One Horizon UK is the legal acquiree and accounting acquirer. On December 27, 2012, the Company changed its name to One Horizon Group, Inc.

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

(2)	History of ICE Corp before the Share Exchange

ICE Corp was incorporated in Pennsylvania in 1972 as Coratomic, Inc. It changed its name to Biocontrol Technology, Inc. in 1986; BICO, Inc. in 2000; Mobiclear Inc. in 2006; and Intelligent Communication Enterprise Corporation in 2009.

Prior to the Share Exchange, ICE Corp had two operational businesses: Modizo, and Global Integrated Media Limited (GIM). The Modizo business consisted of a celebrity blogging application, while the GIM business consisted of custom publishing, advertising design, brand building, media representation, website design and development and market research programs. These operations had employees and expenses, and generated gross revenue of roughly $205,000 for the nine months ended September 30, 2012.  As the GIM and Modizo businesses did not fit within the Company’s business plan after the Share Exchange, both operational businesses were sold on December 31, 2012 for the return of 70,000 shares of the Company’s common stock held by the purchaser, which had a fair value of $420,000.

       (3) One Horizon UK

One Horizon UK, was incorporated in the United Kingdom on March 8, 2004. Prior to the Share Exchange, the consolidated financial statements of One Horizon UK for its fiscal years ended June 30, 2012 and 2011 consisted of two main business segments: (1) the Horizon Globex business segment including  One Horizon UK and two of its subsidiaries, Abbey Technology and Horizon Globex;  and (2) the Satcom Global business segment. However, the Satcom Global business was sold on October 25, 2012 as it became unprofitable. One the same day, Abbey Technology sold certain satellite billing software utilized in the Satcom Global business to the same purchaser. The entire purchase price for the software was paid by means of an offset against amounts owed by Abbey Technology and its affiliates to Satcom Global FZE, an entity acquired by the purchaser in connection with the purchase of the Satcom Global business.

 The financial statements for the 6 months ended December 31, 2012 and the years ended June 30, 2012 and 2011 do not show any results of Satcom Global operation as that division was treated as discontinued operations.

Abbey Technology, founded in 1999 by our director and Chief Technology Officer, Brian Collins, is a software development company and licenses proprietary software solutions for the banking sector. The Horizon software platform was invented/developed in Abbey Technology by Brian Collins and Claude Dziedzic. Mr. Collins and Dziedzic have irrevocably assigned the patent for the Horizon Platform to Abbey Technology. Abbey Technology was subsequently acquired by One Horizon UK in September 2010.

(4)  Current Shareholding Structure of the Company

Global Phone Credit Ltd, incorporated in Hong Kong on December 15, 2012, is a wholly subsidiary of the Company.  One Horizon Group Pte Ltd, incorporated in Singapore on November 28, 2012, is a wholly owned subsidiary of One Horizon UK.  One Horizon Hong Kong Ltd is a wholly-owned subsidiary of the Company, and was formed in 2012. One Horizon Hong Kong Ltd currently holds the Company’s 75% equity interest in Horizon Network Technology Co., Ltd., a subsidiary incorporated in China during 2013.  Horizon Globex Ireland Ltd, an Irish company incorporated on August 7, 2013, is a wholly owned subsidiary of the Company.

Recent Developments

On February 18, 2013, we entered into a Subscription Agreement dated February 18, 2013 and an Amendment to Subscription Agreement dated as of February 18, 2013 (collectively, the “Subscription Agreement”) with a non-U.S. shareholder of us (the “Investor”), pursuant to which (i) we agreed to sell, and the Investor agreed to purchase, an aggregate of 806,451 shares of our Common Stock, for an aggregate consideration of $6,000,000 (the “Purchase Price”) or $7.44 per share, and (ii) we agreed to issue a common stock purchase warrant (the “Warrant”) to the Investor exercisable for three years to purchase 403,225 shares of Common Stock at an exercise price of $7.44 per share. The Purchase Price is payable in three equal installments of $2,000,000 on March 31, 2013, June 30, 2013 and September 30, 2013, respectively, with an accrued interest at a rate of three percent (3%) per annum and is secured by a pledge by the Investor to us of the Shares pro rata.

On August 30, 2013, we entered into an amended and restated Subscription Agreement (the “Amended Subscription Agreement”) and an amended and restated warrant (the “Amended Warrant”) with the Investor.  The Amended Subscription Agreement and Amended Warrant reduced the exercise price per share of Common Stock purchasable under the Warrant to $5.94 per share, and the Amended Subscription Agreement required the third installment of the Purchase Price to be paid by September 16, 2013, instead of September 30, 2013.  No other terms of the Subscription Agreement or Warrant were amended. The three installments of the Purchase Price were paid on time by the Investor.

On May 20, 2013, we announced the launch of new social networking features in its Horizon Call app on Android, enabling service providers to further differentiate themselves from over-the-top ("OTT") players by offering innovative, integrated mobile Voice, Messaging and Advertising services over Internet Protocol ("IP").

The new features, available for Android devices today, are integrated in the One Horizon Group suite of optimized mobile applications already leveraged by leading service providers globally.  Our mobile Voice, Messaging and Advertising over IP communication software platform is based on its Horizon SmartPacket™ technology, which reduces bandwidth consumption and latency to offer higher quality of service and longer uninterrupted call durations compared to other mobile voice over IP ("VoIP") solutions.

On July 29, 2013, we announced the release of our voice over IP (VoIP) technology as a software-library for smartphone App developers.  The Horizon software library allows smartphone app developers to integrate the Horizon VoIP optimizations with their current and their future apps.  Apps such as on-line gaming can now carry the gamer's voice in a high-quality and reliable way especially while on wireless networks such as 3G, bringing a new level of mobility to games that benefit from voice communications. Another use for the library is in the plethora of existing VoIP apps that currently employ inefficient SIP protocols. App-based gaming developers can now upgrade their users' voice-communication experience by deploying Horizon and integrating the Horizon software library in their apps.

On August 1, 2013, we announced the launch of our on-line Global Phone Credit (GPC) service add-on. The Horizon GPC service provides a complete Internet shop-front that performs the cash collection, credit card management and cash reconciliation services for all Horizon service providers that wish to avail themselves of it. This Horizon technology component seamlessly works alongside any legacy operator credit top-up services such as scratch-cards. The Horizon service provider can now also promote the GPC on-line payment portal allowing their subscribers to pay for their in-App credit using their credit card or a PayPal account.

On September 17, 2013, we opened a new software research and development office in the Nexus Innovation Centre on the campus of the University of Limerick in Ireland employing 3 software engineers. This on campus R&D office is focused on the research of the core software architecture as opposed to the mobile application developments and a lot of engineering and academics surrounding is required. We believe we will benefit from Irish Software Foundation’s creative thinking and further advance ourselves in research of our unique mobile VoIP solutions.

On November 4, 2013, we announced that we have further expanded our software suite of products by embedding a GPS location and tracking service into our smart phone App; the service is designed to work in conjunction with its advanced mobile App advertising service.

On December 31, we announced that Ishuo Network Information Co., a limited liability company, organized in China and controlled by One Horizon, agreed to make an investment in Chongqing Leixin Network Technology (“Leixin”), a joint venture with Leiqiang Telecommunications Co. Ltd (“Leiqiang”).  The joint venture, the final terms of which are currently under negotiation between the parties, will service the country’s fast-growing smart phone market by deploying One Horizon’s Internet optimization technology in conjunction with the Leiqiang 95131 area code number range throughout China.

The Leixin smart phone app will be able to provide various optimized Internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a “Virtual SIM” that utilizes the 95131 area code number range and One Horizon’s proprietary communication software, an industry first.

The “Virtual SIM” is deployed via a Leixin-branded smart phone app that will also make use of the One Horizon on-line payment service to enable the purchase of call and message credits as well as the purchase and sharing of Stickers, Emojis & Emoticons. Combined with One Horizon’s location aware mobile advertising services, the Leixin branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services.  Leixin will seek to acquire 100 million new app subscribers for the Leixin branded smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

As part of the agreement, we expect to hold a 45% share of Leixin and be entitled to collect an annual recurring software license for each active subscriber on the Leixin network.

Industry

Rapid Growth in Global Telecommunication Services Market

The global telecommunication services market continues to experience growth. This growth is mainly being driven by the growth in the number of mobile subscribers. Although the mobile VoIP (or “mVoIP”) is a small percentage of the total revenue generated by mobile telecommunications providers, Visiongain, an independent business information provider for the telecommunications industry, among others, expects this market to grow significantly as a number of commercial and technological factors alter mobile voice communications (http://www.visiongain.com/Press_Release/475/The-Voice-Over-Internet-Protocol-(VoIP)-Market-2013-2018). These factors include innovative smartphone designs with improved user interfaces and acoustics, increased acceptance of VoIP and overall increases in broadband penetration. According to Visiongain.  In 2013,  “VoIP is poised for explosive growth, underpinned by the widespread adoption of integrated social media based VoIP solutions”; like those provided by One Horizon.  Visiongain further advises that “it is very important for Operators to embrace VoIP and focus on building viable business models that are mutually beneficial to the VoIP service provider and telecom operator”.  We are precisely targeting this operator market with our turnkey mobile VoIP solution branded for each of our operator customers.

The growth of smartphones and tablets is a key driver for us in increasing the number of customers and revenue.  In 2013, the number of smartphones shipped exceeded one billion according to International Data Corporation (https://www.idc.com/getdoc.jsp?containerId=prUS24645514), a provider of market intelligence in the industry. This represents an increase of 38.4% on the number of smartphones shipped in 2012.  Smartphones consume 24X more data than the “feature phones” that they replace due to higher usage of data, VoIP, and video services, which creates a significant strain on existing carrier infrastructure and creating potentially severe network congestion issues particularly in high density and high population markets.

The increase in mobile data consumption has been driven by the availability of cheap GSM (global system for mobile communications) data and the massive uptake of smartphones and tablets, devices on which our mobile application, Horizon Call, was designed to run.

In its paper titled “Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2013–2018” Cisco projects global mobile data traffic to increase 13-fold between 2013 and 2018 (source link: http://www.cisco.com/c/en/us/solutions/collateral/service-provider/visual-networking-index-vni/white_paper_c11-520862.html). According to Cisco, at the end of 2012, the number of mobile-connected devices exceeded the number of people on earth, and by 2017, it is expected that there will be 1.4 mobile devices per capita. According to Cisco, in 2017, it is expected that 4G will account for ten percent of connections, but 45 percent of total traffic. Horizon Call addresses the need for efficient data on the next generation networks while tackling the need for efficient data usage on legacy networks in the world’s most populous countries.

Our Technology

SmartPacket™, our technology underlying the Horizon Platform, enables greater bandwidth efficiency by reducing IP overhead and optimizing packet flow, delivery and playback. It is also extremely efficient in the way it handles silence. Traditional VoIP calls send the same amount of data in both directions, regardless of whether someone is speaking or not. SmartPacket™ detects silence and sends “heartbeats” so that it does not sound like the line has been dropped. These heartbeats get sent at only 0.25kbps compared to approximately 24kbps on other VoIP platforms. In addition to low-bandwidth VoIP, SmartPacket™ can also be utilized to enhance data applications for personal computers (i.e., email, web browsing and instant messaging) which give the user total visibility and control over how much data they consume on pay-as-you-use internet connections such as satellite data connections.

	TALKING	LISTENING
Other VoIP (G.729)	24 kbps	24 kbps
Horizon *	4.1 kbps 5.4 kbps 7.4 kbps	0.25 kbps

*These default settings are adjustable based on customers’ needs.

The Horizon Platform has been developed entirely in-house and is fully compatible with digital telecommunications standards. It is capable of interconnecting any phone system over IP – on mobile, fixed and satellite networks.

The Horizon Platform was initially developed for the mobile satellite market by Abbey Technology to make the best use of the limited wireless bandwidth available, to minimize the amount of data consumed and ultimately to reduce costs for the end-user.

We further developed the Horizon Platform for the broader telecommunications market, while focusing on the mobile data sector. This sector also benefits from our optimized mobile VoIP software that allows voice calls over new and legacy cellular telecom data networks. With the explosive growth in smartphone sales and increased usage of mobile data services, mobile operators face the challenge of dealing with increasingly congested networks, more dropped calls and rising levels of churn. Since the wireless spectrum is a finite resource it is not always possible, or can be cost prohibitive, to increase network capacity. For these reasons, we believe that the demand for solutions which optimize the use of IP bandwidth will inevitably increase.

Our Strategy

We have developed a mobile application, “Horizon Call,” that enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or WiMax connection. Our Horizon Call application is currently available for the iPhone and for Android handsets.

Unlike the majority of mobile VoIP applications, Horizon Call creates a business-to-business solution for mobile operators, who will be our customers. Telecommunications operators are able to license, brand and deploy on a “white-labeled” basis that they can optimize to their business strategies.  The operators decide how to integrate it within their portfolio, how to offer it commercially and can customize the application according to their own branding.  Our solution helps them to manage rising traffic volumes while also combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

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

We believe that emerging markets represent a key opportunity for Horizon Call because these are significant markets with high population densities, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. China is expected to lead with 301 million units, a 33% share, followed by U.S. at a 15% share. India is expected to leapfrog from Rank 6 to Rank 3 in 2017 as its economy develops. These factors will put increased pressure on mobile operators to manage their network availability.

In this context, where necessary, we are forming a number of joint ventures with local partners in regions of various emerging markets to seize upon this opportunity.

Through one subsidiary, One Horizon Hong Kong, we invested $1.5 million for a 75% equity stake in our joint venture, Horizon Network Technology Co., Ltd, while our partner, ZTE Corporation, the second largest mobile handset manufacturer in the world and the fourth largest telecommunications equipment supplier in the world, holds a 25% equity stake in the joint venture. The Company is not a guarantor of any debt related to this joint venture.

In December  2013, Ishuo Network Information Co., Ltd (“Ishuo”), a Chinese company we control,  entered into an agreement (the “Leixin Agreement”) with Leiqiang Telecommunication Co., Ltd, (“Leiqiang”) to acquire 45% of the enlarged capital of Chongqing Leixin Network Technology (“Leixin”).  Pursuant to the Leixin Agreement, Leiqiang will contribute telephone numbers in the 95131 area code and gain access to Leixin's substantial telecommunications and data center infrastructure Under this arrangement, Leixin will be able to provide various optimized internet value added services to its mobile subscribers, including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a “Virtual SIM” that utilizes the 95131 area code number range and One Horizon’s proprietary communication software, an industry first. The “Virtual SIM” will be deployed via a Leixin branded smart phone app that will also make use of the One Horizon on-line payment service to enable the purchase of call and message credits as well as the purchase and sharing of Stickers, Emojis & Emoticons.  Combined with One Horizon’s location aware mobile advertising services, the Leixin branded smart phone app is expected to drive multiple revenue streams from the supply of its value added services.

The Leixin joint venture will provide us  with additional sources of revenue through traditional software licensing fees plus subscriber revenues from consumers who sign up for the Leixin “Virtual SIM” through a Leixin branded smartphone app which will be available across various online App stores in China. Management will seek to acquire 100 million new subscribers for the Leixin branded smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

Marketing

Our marketing objective is to become a broadly adopted solution in the regions of the world with large concentrations of smartphone users and high network congestion. We aim at becoming the preferred solution for carriers who wish to deploy branded VoIP solutions that enable them to minimize revenue erosion, reduce churn, increase the effective capacity of their network infrastructure and improve user experience. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on selling through Tier 1 and Tier 2 telecommunications companies to enable them to provide the Horizon Platform to their customers. We routinely evaluate our marketing efforts and try to reallocate budgets to identify more effective media mixes.

We conduct marketing research to gain consumer insights into brand, product, and service performance, and utilize those findings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market.

Sales

Direct Sales. Our primary sales channel for the products and services of Horizon Platform is the sale of Horizon Platforms to Tier 1 and Tier 2 telecommunications companies to enable them to provide the product and services to their customers. We continue our efforts to develop new customers in Europe, the Middle East, Asia, Africa, South America, and, in the near future, North America.

Joint Ventures. In addition to our direct sales channel, we also offer increased sales through our joint venture channel. In this context, as mentioned above, we are working towards forming a number of joint ventures in areas where regulatory issues require local representation.

Target Markets. The markets for our primary and joint venture channels will have high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Competition

The Company’s direct competitors for its technology primarily consist of systems integrators that combine various elements of SIP (Session Initiation Protocol) dialers and media gateways. Other dial-back solutions exist but they are not IP-based. Because SIP dialers and media gateways currently are unable to provide a low bandwidth solution, they do not currently compete with the Company’s technology in those markets in which their high bandwidth needs are unsupported by the existing cellular networks. They do, however, compete in those markets where the cellular networks are accessible by those SIP dialers and gateways.

The Company licenses the Horizon Platform to mobile operators, who in turn may offer the application to their end-user subscribers. The Company’s principal competitors for the mobile operators’ end-users are Skype, Viber, WeChat, and WhatsApp. Having a mobile operator’s subscriber opt to use the operator’s (branded) Horizon Call service instead of existing OTT services means that the mobile operator will gain market share of some of the OTT voice and messaging traffic. We are unaware of any other companies that seek to license VoIP technology directly to mobile operators.

One of the Company’s key competitive advantages is that it is not a threat to mobile operators. Rather, the Company’s Horizon Platform is a tool that can be used by mobile operators to compete against the OTT provider’s applications that are running on their networks. Through the Horizon Platform, mobile operators are able to compete directly with OTT services that, by their design, divert voice and messaging services away from mobile operators. The solution is delivered completely and is easy to install and operate. This means that a mobile operator has a turnkey mobile voice and messaging solution to deploy to its customer (i.e., the end-user).

The turnkey Horizon software platform and the Horizon SmartPacket™ technology give us a competitive advantage by managing credit, routing, rating, security, performance, billing and monitoring. Horizon SmartPacket™ is the world’s lowest bandwidth voice compression and transmission protocol and is 100% developed and owned by the Company. Though other software companies can offer part of this solution space,   we believe none offers it in such a complete and integrated fashion as we do. We believe it will take a substantial number of years to copy/replicate the Horizon Platform in its entirety, by which time we believe the Horizon Platform will have improved and further distanced itself from potential competition.

Intellectual Property

Our strategy with respect to our intellectual property is to patent our core software concepts wherever possible. The Company’s current software patent application, which is pending in Switzerland, reflects this strategy and protects the Horizon Platform and the central processing service of the Horizon Platform.

The Company endeavors to protect its internally developed systems and technologies. All of our software is developed “in-house,” and then licensed to our customers. We take steps, including by contracts, to ensure that any changes, modifications or additions to the Horizon Platform requested by our customers remain the sole intellectual property of the Company.

Research and Development and Software Products

The Company has spent approximately $1.2 million on research and development in the fiscal year 2013, all of which was capitalized as software development costs. In the second quarter of 2013, the Company launched its new social networking features in its Horizon Call app on Android, enabling service providers to further differentiate themselves from OTT players. In the third quarter of 2013, the Company released its VoIP technology as a software-library for smartphone App developers and it launched its online GPS service add-on. In the forth quarter of 2013, it opened a new software research and development office in the Nexus Innovation Centre on the campus of the University of Limerick in Ireland employing 3 software engineers. Additionally, the Company expanded its software suite of products by embedding a GPS location and tracking service into its smartphone App; the service is designed to work in conjunction with its advanced mobile App advertising service.

Employees

As of December 31, 2013, we had 29 employees, all of whom were full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  Our principal executive offices consist of approximately 2,600 square feet of leased space in Baar, Switzerland, for which we pay $5,600 a month.  We also have an office consisting of approximately 500 square feet in London, United Kingdom, for which we pay $4,000 a month. From July 2013, we have a leased office of approximately 420 square feet with a monthly rent $1,300 in Ireland.

Executive Offices

Our offices are located at Weststrasse 1, Baar, Switzerland, CH6340

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

The following table sets forth the high and low bid information, as reported by Nasdaq on its website, www.nasdaq.com, for our common stock for each quarterly period in 2012 and 2013. Prior to November 30, 2012, the bid information reflects bid information of the Company prior to the Share Exchange. The information reflects inter-dealer prices reflecting a reverse split on a 1 for 600 basis effective August 29, 2013, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High

Fiscal year ending December 31, 2013:
Quarter ended December 31	$3.75	$6.75
Quarter ended September 30	6.50	6.75
Quarter ended June 30	6.00	11.40
Quarter ended March 31	3.60	21.60

Fiscal year ended December 31, 2012:
Quarter ended December 31	$3.12	$36.00
Quarter ended September 30	3.06	11.94
Quarter ending June 30	0.00	16.80
Quarter ended March 31	6.00	18.00

As of April 11, 2014, the closing bid price of the common stock was $5.35 and we had approximately 205 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of  December 31, 2013, there are 584,650 options issued to employees and none exercised.  The Company issued 116,760 warrants with an exercise price of $0.86 per share to an investor in 2012. Additional 403,226 warrants were issued with an exercise price of $5.94 per share to an investor as part of the $6.0 million subscription agreement signed in February 2013.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. Since the share exchange in 2012, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

Description of Equity Compensation Plans Approved By Shareholders

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2013:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	584,650	$0.53	0
Total	584,650	$0.53	0

The securities referenced in the table above reflect stock options granted beginning in 2005 pursuant to individual compensation arrangements with the Company’s employees. 292,750 of such options are fully vested and 291,900 of such options vest on December 31, 2015.   850 of such options are expiring in 2015; 291,900 are expiring in 2020; and 291,900 are expiring in 2022. The number of options in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14, and additionally reflect a 1-for-600 reverse stock split effected as of August 6, 2013.

Recent Sales of Unregistered Equity Securities

Information regarding any equity securities we have sold during the periods covered by this Report that were not registered under the Securities Act of 1933, as amended, are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

We have not repurchased  any equity securities during the periods covered by this Report.
ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Report.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes a comparison of the year ended December 31, 2013 to the comparable period of 2012, and a comparison of the unaudited six month period ending December 31, 2013 to the restated audited six month transition period ending December 31, 2012.  MD&A also includes a comparison of the restated year ended June 30, 2012 to the restated year ended June 30, 2011.The financial statements and MD&A include information of One Horizon UK for the relevant periods, except for the period following the Share Exchange, for which period the information presented is that of the combined Company.

Overview

Operating through our wholly-owned subsidiaries, Horizon Globex GmbH and Abbey Technology GmbH, our operations include the licensing of software to telecommunications operators and the development of software application platforms that optimize mobile voice, instant messaging and advertising communications over the Internet. Both subsidiaries do this by using proprietary software techniques that use internet bandwidth more efficiently than other technologies that are unable to provide a low-bandwidth solution. The Horizon Platform is a bandwidth-efficient Voice over Internet Protocol platform for smartphones and also provides optimized data applications including messaging and mobile advertising. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line and satellite communications markets. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore and Hong Kong.
We have developed a mobile application, “Horizon Call,” which enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or WiMax connection. Our Horizon Call application is currently available for iPhones and for Android handsets.

Unlike other mobile VoIP applications, Horizon Call creates a business-to-business solution for mobile operators. It is a software solution that telecommunications operators license, brand and deploy. Mobile operators decide how to integrate Horizon Call within their portfolio and how to offer it commercially. Horizon Call can be customized according to each mobile operators’ own branding. It helps them to manage rising traffic volumes while combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

We believe that emerging markets represent a key opportunity for Horizon Call because there are significant markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. These factors will put increased pressure on mobile operators to manage their network availability.

In this context, the Company is forming a number of joint ventures with local partners in the region to seize upon this opportunity. As of the date of this report, we have formed joint ventures in India, Russia and China

We plan to continue to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. We expect to form joint ventures when local regulations prevent us from accessing a particular market directly.

We plan to fund this proposed expansion through debt financing, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to continue to improve and expand our software products and to expand our business could be adversely affected.

Recent Developments

During the twelve months ended December 31, 2013, the Company completed seven new master licensing agreements, two with tier one telecommunication operators in Asia and five with tier two telecommunication operators in Europe and Asia.

In December 2013, Ishuo, a company controlled by us, agreed to invest in a joint venture in China, Leixin for 45% of its equity interest. Leixin will service the country's fast-growing smart phone market by deploying One Horizon's Internet optimization technology in conjunction with the Leiqiang 95131 area code number range througout China. The Leixin smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" that utilizes the 95131 area code number range and One Horizon's proprietary communication software, an industry first. The "Virtual SIM" will be deployed via a Leixin-branded smart phone app that will also make use of the One Horizon on-line payment service to enable the purchase of call and message credits as well as the purchase and sharing of Stickers, Emojis & Emoticons. Combined with One Horizon's location aware mobile advertising services, the Leixin branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. Leixin will seek to acquire 100 million new app subscribers for the Leixin branded smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

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

In September 2013, we opened a new software research and development office, employing three experienced software engineers in the Nexus Innovation Centre on the campus of the University of Limerick in Ireland. This on campus R&D office is focused on the research of the core software architecture as opposed to the mobile application developments and a lot of engineering and academics surrounding is required. We believe we will benefit from Irish Software Foundation’s creative thinking and further advance ourselves in research of our unique mobile VOIP solutions.

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

On May 20, 2013, we announced the launch of new social networking features in its Horizon Call app on Android, enabling service providers to further differentiate themselves from over-the-top ("OTT") players by offering innovative, integrated mobile Voice, Messaging and Advertising services over Internet Protocol ("IP").

The new features, available for Android devices today, are integrated in the One Horizon Group suite of optimized mobile applications already leveraged by leading service providers globally.  Our mobile Voice, Messaging and Advertising over IP communication software platform is based on its Horizon SmartPacket™ technology, which reduces bandwidth consumption and latency to offer higher quality of service and longer uninterrupted call durations compared to other mobile voice over IP ("VoIP") solutions.
On February 18, 2013, we entered into a Subscription Agreement dated February 18, 2013 and an Amendment to Subscription Agreement dated as of February 18, 2013 (collectively, the “Subscription Agreement”) with a non-U.S. shareholder of us (the “Investor”), pursuant to which (i) we agreed to sell, and the Investor agreed to purchase, an aggregate of 806,451 shares of our Common Stock, for an aggregate consideration of $6,000,000 (the “Purchase Price”) or $7.44 per share, and (ii) we agreed to issue a common stock purchase warrant (the “Warrant”) to the Investor exercisable for three years to purchase 403,225 shares of Common Stock at an exercise price of $7.44 per share. The Purchase Price is payable in three equal installments of $2,000,000 on March 31, 2013, June 30, 2013 and September 30, 2013, respectively, with an accrued interest at a rate of three percent (3%) per annum and is secured by a pledge by the Investor to us of the Shares pro rata.

On August 30, 2013, we entered into an amended and restated Subscription Agreement (the “Amended Subscription Agreement”) and an amended and restated warrant (the “Amended Warrant”) with the Investor.  The Amended Subscription Agreement and Amended Warrant reduced the exercise price per share of Common Stock purchasable under the Warrant to $5.94 per share, and the Amended Subscription Agreement required the third installment of the Purchase Price to be paid by September 16, 2013, instead of September 30, 2013.  No other terms of the Subscription Agreement or Warrant were amended. The three installments of the Purchase Price were paid on time by the Investor.

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

Additionally, we consider certain judgments and estimates to be significant, including those relating to the timing of revenue recognition from the sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities, those relating to the determination of vendor specific objective evidence (“VSOE”) for purposes of revenue recognition, useful lives for amortization of intangibles, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Our significant accounting policies are summarized in Note 3 of our audited financial statements as of December 31, 2013. Note 2  of our audited financial statements as of December 31, 2013 discusses our restatement of previously issued financial statements to correct errors related to the recognition of revenue from sales of perpetual licenses to certain larger, top-tier (“Tier 1”) and other (“Tier 2”) telecom clients. Our previously disclosed Revenue Recognition accounting policy has been modified to address these errors. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Prior to recognizing revenue the Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer, verifies that delivery has occurred or services have been rendered, that the price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to customers when payments for the licenses are fixed is recognized at the inception of the arrangement, unless the payment term exceeds one year and then only if the presumption that the license fee is not fixed or determinable can be overcome, presuming all other relevant revenue recognition criteria are met. If the presumption cannot be overcome, revenue is recognized as payments from the customer become due.  Revenue from sales of perpetual licenses when payments for the licenses are payable over a period exceeding a year and those payments are variable based on customer usage is recognized as payments from the customer become due.  The Company regards a “top-tier” telecom entity as a tier 1 carrier which has a direct connection to the Internet and the networks it uses to deliver voice and data services as well as a financially strong balance sheet and good credit rating..

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered.
●	Revenue for maintenance services is recognized over the period of delivery of the services.

We enter into arrangements under which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.
For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that the fee in the transaction is not fixed or determinable.   This presumption however, may be overcome if persuasive evidence demonstrates that the Company has a business practice of extending payment terms and has been successful in collecting under the original terms, without providing any concessions.  In doing so, the Company considers if the arrangement is sufficiently similar to historical arrangements in terms of similar customers and products is assessing whether there is evidence of a history of successful collection.

In order to determine the Company’s historical experience is based on sufficiently similar arrangements, the Company considers the various factors, including the types of customers and products, product life cycle, elements included in the arrangement, length of payment terms and economics of license arrangement.

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria have been met.  As a result, revenue from Tier 1 entities, which require agreed-upon fixed payments over fixed future periods extending beyond one year is recognized as payments become due rather than at the inception of the arrangement, and revenue from Tier 2 entities is recognized when payments become due (which is based on useage), rather than on a straight-line basis over the term of the contract.  The Company does not have any sales contracts for which the presumption has been overcome and for which revenue has been recognized at the inception of the arrangement.

As of December 31, 2013, the following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized to date as well as the revenue recognized during the 12 months ended December 31, 2013. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type		Balance	Revenue	Revenue
	Contract Value	to be	recognized	for 12 months
		recognized	to date	ending 12/31/2013
Tier 1	$13,425,000	$10,012,500	$3,412,500	$1,912,500
Tier 2	49,000,000	44,521,419	4,478,581	2,852,979

Total	$62,425,000	$54,533,919	$7,891,081	$4,765,479

In addition to the above Revenue recognized from Master Licenses of approximately $4,765,000, the Company also recognized $456,000 from the sale of Hardware and $3,885,000 from the sale of user licenses, consultancy and maintenance services.”

Divestiture

On October 25, 2012, One Horizon UK sold its Satcom Global business.  Because the Satcom business was discontinued prior to the Share Exchange, the operations of Satcom Global have been excluded from the Company’s historical financial statement presentation of its fiscal years ended June 30, 2012 and 2011, and for the six-month period ended December 31, 2012.  These historical financial statements are presented on a “carve out” basis, as described more fully in the notes to the financial statements.  The financial statements presented are of those companies that constituted the consolidated entity at the date of the consummation of the Share Exchange, consisting of three legal entities:  One Horizon UK and its subsidiaries Abbey Technology and Horizon Globex.

Change in Fiscal Year

On February 13, 2013, following the Share Exchange, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company approved a change to the Company's fiscal year end from June 30 to December 31. As a result of this change, in addition to the financial information for the years ended December 31, 2013 and June 30, 2012, this Annual Report on Form 10-K includes the financial information for the six-month transition period from July 1, 2012 to December 31, 2012.

Results of Operations

The following table sets forth information from our statements of operations for the year ended December 31, 2013 and 2012.  The information for the year ended December 31, 2012 has been adjusted to reflect the restatement discussed in Note 2.

Comparison of year ended December 31, 2013 and 2012 (in thousands)

	For the Year Ended December 31,		Year to Year Comparison
	2013 (audited)	2012 (unaudited)	Increase/ (decrease)	Percentage Change

Revenue	$9,106	$10,414	$(1,308)	(13%)

Cost of revenue
Hardware	545	186	359	1930%
Amortization of software development costs	1,908	1,828	80	(4%)
	2,453	2,014

Gross margin	6,653	8,400	(1,747)	(21%)

Operating Expenses

General and administrative	6,706	7,114	(408)	(6%)
Depreciation	166	891	(725)	(81%)
Total Operating Expenses	6,872	8,005	(1,133)	(14%)

Income from Operations	(219)	395	(611)	(156%)

Other Income(Expense)
Interest expense	(322)	(252)	(70)	(28%)
Foreign Exchange (loss) gain , net	(158)	21	(179)	(852%)
Interest income	1	1	0	0

Income for continuing operations before income taxes	(698)	165	(863)	(523%)

Income taxes	-	-	-	-
Net Income for the year	(698)	165	(863)	(523%)

Revenue:  Our revenue for the year ended December 31, 2013 was approximately $9.1 million as compared to approximately $10.4 million for the year ended December 31, 2012, an decrease of roughly $1.3 million, or 13% The decrease was largely due to a one off sale of billing software totaling $5.0 million which is unlikely to recur, without that exceptional item revenue increased by approximately $3.8 million for the 12 months ending December 31, 2013, going forward management expects revenue to increase due to growth in sales of the Horizon Platform following the development of the GSM application, Horizon Call.

Cost of Revenue:  Cost of revenue was approximately $2.4 million, for the year ended December 31, 2013, compared to cost of sales on the same basis of approximately $2.0 million, for the year ended December 31, 2012. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.

Gross Profit:  Gross profit for the year ended December 31, 2013 was approximately $6.7 million as compared to $8.4 million for the year ended December 31, 2012.   Our gross profits decreased by 21% from 2012 to 2013.  The main reason for the decrease was due to the to a one off sale of billing software totaling $5.0 million which is unlikely to recur,.    Going forward, Management expects gross profit to begin to grow as the smartphone market continues to expand globally, coupled with our belief that the  Company will be able to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.
Going forward, management believes that gross profit will improve if sales continue to increase, although there can be no assurance of such.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $6.9 million, or 75% of sales for the year ended December 31, 2013 as compared to approximately $8.0 million, or 77% of sales for the same period in 2012, a decrease of approximately $1.1 million. The decrease was due to one off none cash items including shares issued as management bonuses which occurred in 2012 but not in 2013.  Going forward, management expects these costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.
The costs in 2012 included a non cash bonus paid in shares (value $1.2m) to two officers (see last year’s 10K in the remuneration note)

Net Income/Loss: Net loss for the year ended December 31, 2013 was approximately $698,000 as compared to a net income of $165,000 for the same period in 2012.  The increase in net loss reflected was mainly due to the one off sale of billing software which occurred in 2012 and did not recur in 2013.   Going forward, management expects net income to increase if the company is able to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Non-Controlling Interest:

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $104,000 for the year ended December 31, 2013. The remaining portion of net loss of $138,000 for the twelve months ended December 31, 2013 was attributable to the stockholders of the Company.

Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Foreign Currency Translation Adjustment:     Our reporting currency is the U.S. dollar. Our local currencies, Swiss Francs, Euro, British pounds and Chinese Renminbi, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by http://www.oanda.com/currency/historical-rates/ at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $682,000 for the year ended December 31, 2013.

The following table sets forth information from our statements of operations for the six months ended December 31, 2012 and 2011.

Comparison of six month ended December 31, 2012 and 2011 (in thousands)

	For the Six Months Ended December 31,		Year to Year Comparison
	2012 (restated)	2011 (unaudited)	Increase/ (decrease)	Percentage Change

Revenue	$6,959	$668	$6,291	1,062%

Cost of revenue (including amortization of software development costs)	994	627	367	58%

Gross margin	5,965	41	5,924	N/A

Operating Expenses

General and administrative	4,023	1,263	2,760	218%
Depreciation	73	66	7	10%
Total Operating Expenses	4,096	1,329	2,767	208%

Income (loss) from Operations	1,869	(1,288)	3,157	N/A %

Other Income(Expense)
Interest expense	(87)	(53)	(34)	(64%)
Foreign Exchange gain , net	16	44	(28)	(63%)
Interest income	1	0	(1)	N/A

Income for continuing operations before income taxes	1,799	(1,297)	3,096	N/A

Income taxes (recovery)	-	0	-	N/A
Net (Loss) Income for period	1,799	(1,297)	3,096	N/A

Revenue: Our revenue for the six months ended December 31, 2012 was approximately $6.7 million as compared to approximately $0.7 million for the six months ended December 31, 2011, an increase of $6.3 million, or 1,062%. The increase in our revenue was significantly due to the growth in sales of the Horizon Platform following the development of the GSM application, Horizon Call, which was completed in November 2011. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $994,000 for the six months ended December 31, 2012, compared to cost of sales of $627,000 together with the amortization of software development costs, for the six months ended December 31, 2011. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform.

Gross Profit: Gross profit for the six months ended December 31, 2012 was approximately $6.0  million as compared to $0.04 million for the six months ended December 31, 2011. Our gross profits increased by $5.9 million from 2011 to 2012. The main reason for the increase in gross profit is the one off sale of proprietary billing software amounting to $5.0 million.

Going forward, management believes that gross profit will improve if sales continue to increase, although there can be no assurance of such.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation, and amortization of intangibles, were approximately $4.1 million, or 58.9% of sales for the six months ended December 31, 2012 as compared to $1.3 million, or 199% of sales for the same period in 2011, an increase of approximately $2.7 million.  The increase was due to costs related to adding resources to deal with the new customers in both data handling and the account management roles.  Going forward, management expects these costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Net Income: Net income for the six months ended December 31, 2012 was approximately $1.7  million as compared to a loss of $1.3 million for the same period in 2011. The increase in net income reflected the one off sale of billing sofware amounting to $5.0 million.
Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Foreign Currency Translation Adjustment:     Our reporting currency is the U.S. dollar. Our local currencies, Swiss Francs, Euro, British pounds and Chinese Renminbi, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by http://www.oanda.com/currency/historical-rates/ at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $16,000 for the six months ended December 31, 2012.

The following table sets forth information from our statements of operations for the years ended June 30, 2012 and 2011.

Comparison of years ended June 30, 2012 and 2011

	For the Year Ended June 30		Year to Year Comparison
	2012 (restated)	2011 (restated)	Increase/ (decrease)	Percentage Change

Revenue	$2,612	$901	$1,711	190%

Cost of revenue (including amortization of software development cost)	1,735	1,514	221	15%

Gross margin	877	(613)	1,490	N/A

Operating Expenses

General and administrative	4,570	1,911	2,659	139%
Depreciation	884	321	563	175%
Total Operating Expenses	5,454	2,232	3,222	144%

Income from Operations	(4,577)	(2,845)	(1,732)	N/A

Other Income(Expense)
Interest expense	(218)	(173)	(45)	(26%)
Foreign Exchange gain , net	49	(2)	51	100%
Gain on acquisition of subsidiary	0	476	(476)	(100%)

Loss for continuing operations before income taxes	(4,746)	(2,544)	(2,202)	N/A

Income taxes (recovery)	-	(316)	(316)
Net Loss for period	(4,746)	(2,228)	(2,510)	N/A

Revenue:  Our revenue for the year ended June 30, 2012 was approximately $2.6 million as compared to $0.9 million for the year ended June 30, 2011, an increase of $1.7 million, or 190%. The increase in our revenue was due to the growth in sales of the Horizon Platform following the development of the GSM application, Horizon Call, which was completed in November, 2011. We expect sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $1.7 million for the year ended June 30, 2012, compared to cost of sales of $1.5 million, of sales for the year ended June 30, 2011. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.

Gross Margin: Gross margin for the year ended June 30, 2012 was approximately $877,000  as compared to loss of ($613,000) for the year ended June 30, 2011. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Going forward, management believes that gross margin will increase to the extent we are successful in our efforts to grow our sales.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation, were approximately $5.4 million, or 208% of sales for the year June 30, 2012, as compared to $2.2 million, or 248% of sales for the same period in 2011.  Overall, operating expenses increased by approximately $3.2 million.  The increase was due to costs related to adding additional resources to deal with the new customers in both data handling and the account management roles.  Going forward, management expects overall costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Interest Expense: For the year ended June 30, 2012, interest expense was approximately $218,000 as compared to interest expense of approximately $173,000 for 2011. The increase of $35,000 or 20.2% in interest expense is mainly due to the increase in cost of capital charged by HSBC prior to the redemption of the facilities with the bank in October, 2012.

Net Income: Net loss for the year ended June 30, 2012 was approximately $4.6 million as compared to $2.8 million for the same period in 2011. The increase in losses reflected the increase in operating expenditures of the business.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $455,000 for the year ended June 30, 2012 and $nil for the same period in 2011.

Liquidity and Capital Resources

Years Ended December 31, 2013 and December 31, 2012

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2013	2012 (unaudited)
Net cash provided by (used in) operating activities	(3,760)	(3,795)
Net cash used in investing activities	(1,365)	(2,722)
Net cash provided by financing activities	6,496	6,845

Net cash used by operating activities was approximately $3.7 million for the year ended December 31, 2013 as compared to approximately $3.8 million for the same period in 2012.  The decrease in cash used by operations was primarily due to the increase in cash generated from sales, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $1.4 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on  investment in software development costs.
Net cash provided by financing activities amounted to approximately $6.5 million for 2013 and $6.8 million for 2012. Cash provided by financing activities in 2013 was primarily due to the advances from related parties and proceeds from the sale of common stock. Cash used by financing activities in 2012 was primarily due to proceeds from sale of common stock and loan from related parties less the reduction in long term bank borrowing.

Our working capital deficiency, excluding the current portion of deferred income (attributable to licensing fees to be realized over time), as of December 31, 2013, was approximately $1.7 million, as compared to working capital of approximately $620,000 for the same period in 2012.

 Six Months Ended December 31, 2012 and December 31, 2011

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended December 31 (in thousands)
	2012 (restated)	2011 (unaudited)
Net cash provided by (used in) operating activities	$(833)	$(1,201)
Net cash used in investing activities	(431)	(850)
Net cash provided by financing activities	1,963	1,640

Net cash used by operating activities was approximately $833,000 for the six months ended December 31, 2012, as compared to $1,201,000 for the same period in 2011. The decrease in cash used by operations was primarily due to the increase in cash generated from sales, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $431,000 and $850,000 for the six months ended December 31, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.  Same comment as above.

Net cash provided by financing activities amounted to roughly $2.0 million for 2012 and $1.64 million for 2011. Cash provided by financing activities in 2012 was primarily due to the advances from related parties and proceeds from the sale of common stock. Cash used by financing activities in 2011 was primarily due to proceeds from sale of common stock and loan from related parties less the reduction in long term bank borrowing.

Year ended June 30, 2012 and 2011
See comments above
The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended June 30, (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	$(2,895)	$5,363
Net cash used in investing activities	(3,622)	(2,661)
Net cash provided by financing activities	6,517	(2,702)

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

On January 22, 2013, Messrs. White and Collins each made a loan to the Company of $250,000 (each, a “Loan”). In exchange for each Loan, the Company issued to each of Messrs. White and Collins a promissory note, in the initial principal amount of each Loan. Each Loan bears interest at the rate of 0.21% per annum, must be repaid in one year, and is prepayable without penalty at the option of the Company at any time following its issuance in cash or in shares of its common stock, at the rate of $5.16 per share. On January 21, 2014,  the Company and each of Messers. White and Collins agreed to extend the due date to repay each Loan to  January 21, 2015.

On February 18, 2013, the Company entered into a Subscription Agreement dated February 18, 2013 and an Amendment to Subscription Agreement dated as of February 18, 2013 (collectively, the “Subscription Agreement”) with a non-U.S. shareholder of the Company (the “Investor”), pursuant to which (i) the Company agreed to sell, and the Investor agreed to purchase, an aggregate of 806,451 shares of the Company’s Common Stock, for an aggregate consideration of $6,000,000 (the “Purchase Price”) or $7.44 per share, and (ii) the Company agreed to issue a common stock purchase warrant (the “Warrant”) to the Investor exercisable for three years to purchase 403,225 shares of Common Stock at an exercise price of $7.44 per share. The Purchase Price was payable in three equal installments of $2,000,000 on March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and accrued interest at a rate of three percent (3%) per annum and was secured by a pledge by the Investor to the Company of the Shares pro rata.

On August 30, 2013, the Company entered into an amended and restated Subscription Agreement (the “Amended Subscription Agreement”) and an amended and restated warrant (the “Amended Warrant”) with the Investor.  The Amended Subscription Agreement and Amended Warrant reduced the exercise price per share of Common Stock purchasable under the Warrant to $5.94 per share, and the Amended Subscription Agreement required the third installment of the Purchase Price to be paid by September 16, 2013, instead of September 30, 2013.  No other terms of the Subscription Agreement or Warrant were amended. All three installments of the Purchase Price were paid on time by the Investor.

We may seek to sell common or preferred stock in private placements.  We have no commitments from anyone to purchase our common or preferred stock or to loan funds.  We cannot assure that we will be able to raise additional funds at terms acceptable to us or to do so at a cost economically viable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including the independent registered public accounting firm’s report on our financial statements, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
 (a) Dismissal of Independent Certifying Accountant.

Chantrey Vellacott DFK LLP (“CV”) served as the independent accountant for One Horizon UK for its fiscal year ended June 30, 2012. CV’s report on One Horizon UK’s financial statements as of June 30, 2012 and for the year then ended was filed as an Exhibit to Amendment No. 1 to our Current Report on Form 8-K/A which was filed on February 7, 2013. CV will continue to prepare domestic statutory and tax filings for One Horizon UK, which is now a subsidiary of the Company. On November 30, 2012, ICE Corp. completed the share exchange with One Horizon UK, which for U.S. GAAP purposes was considered to be the accounting acquirer. As such, the financial information of the Company will be that of One Horizon UK, with operations of ICE Corp. only being included from the date of the share exchange. Prior to the acquisition, OHGP was not a U.S. SEC registrant. In addition, CV is not an independent registered public accounting firm in the U.S.. As a result of the consummation of the share exchange on November 30, 2012 and the retention of Peterson Sullivan LLP to act as the Company’s independent registered public accounting firm (see below), CV was dismissed by the Company’s Board of Directors as the independent certifying accountant for U.S. SEC filing purposes.

The report of CV regarding the financial statements for the fiscal year ended June 30, 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended June 30, 2012, and during the period from June 30, 2012 to November 30, 2012, the date of dismissal, (i) there were no disagreements with CV on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CV would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided CV with a copy of the foregoing disclosures and requested that they furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements.

(b) Engagement of Independent Certifying Accountant.

Effective February 13, 2013, the Board of Directors of the Company engaged Peterson Sullivan LLP (“PS”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal period ended December 31, 2012. PS was the independent registered public accounting firm for ICE Corp.

During each of One Horizon UK’s two most recent fiscal years and through the interim periods preceding the engagement of PS, One Horizon UK (a) has not engaged PS as either the principal accountant to audit One Horizon UK’s financial statements, or as an independent accountant to audit a significant subsidiary of One Horizon UK and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with PS regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on One Horizon UK’s financial statements, and no written report or oral advice was provided to One Horizon UK by PS concluding there was an important factor to be considered by One Horizon UK in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting relating to correctly recording the timing of revenue recognition for certain license fees.  Specifically, our policy of revenue recognition did not meet all the requirements of the relevant generally accepted accounting principles applicable to software sales. Consequently, effective controls did not to ensure that revenue for these types of software sales were appropriately recorded.  Previously, certain significant deficiencies in internal control over financial reporting had became evident to management that, in the aggregate, represent material weaknesses, including:

(i)         Lack of sufficient independent directors. During the six months ended June 30, 2013, we had two independent directors on our board, which was comprised of five directors. These two independent directors, however, would not currently be deemed independent under NASDAQ for audit committee purposes.

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

(iii)      Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013 we had 6 on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)       Lack of in-house US GAAP Expertise. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.

(v)      Maintenance of Accounting Records.  We did not maintain a comprehensive set of financial records for the three months ended March 31, 2013. Certain receipts, disbursements and other transactions were recorded in the general ledger; however account reconciliations, journal entry forms or other supporting schedules were either missing or incomplete. Without adequate financial records, we may be unable to provide timely financial reporting and/or report inaccurate information.

As part of the communications respecting its audit procedures for the year ended December 31, 2013, our independent registered accountants, Peterson Sullivan, LLP (“Peterson Sullivan”), informed the board that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

As soon as we learned of the material weakness (identified above) related to revenue recognition, we began taking steps intended to remediate this material weakness and to improve our control process and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These activities included:

●	Implementing a revised accounting policy for our revenue recognition of certain software license fees;
●	Hiring outside consultants with specific expertise with revenue recognition to assist with a review of both current future and licensing agreements;
●	Establishing new policies, procedures and controls to ensure that the new revenue recognition policy is properly administered; and
●
To the extent necessary, evaluating the proper organizational structure and accounting personnel to ensure that we have the requisite knowledge and expertise of revenue recognition under standards of U.S. GAAP.

Aside from the measures discussed above and as of the date hereof, we have taken the following additional measures to remediate other material weaknesses:

●
We added accounting personnel to address issues of timeliness and completeness of our US GAAP financial reporting in the second and third quarter of 2013.  With the additional accounting personnel, management believes that they are beginning to address the lack of in-house GAAP expertise and insufficient segregation of duties in our finance and accounting functions due to limited personnel.  The increased staff also allowed us to maintain complete accounting records for the year ending December 31, 2013.

●
We have appointed additional independent directors. As a result, we currently have four independent directors on our board, which is comprised of seven directors. These four independent directors are deemed independent under Nasdaq Rule 5605(a)(2) and one of them qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K Item 407(d)(5)(ii). In addition, we formed audit, compensation and nominating committees that would meet NASDAQ rules and guidelines.  We believe that the formation of an independent audit committee will increase board oversight and help us begin to remediate certain internal weaknesses.

We are also in the process of designing and implementing additional remediation measures for our insufficient corporate governance policies and our ability to account for technical matters.  Management intends to work with our newly formed Audit Committee and our Independent Registered Public Accounting Firm in 2014 towards identifying suitable actions and changes to certain internal polices to allow us to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

Accordingly, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes. We believe that the initial remediation measures taken to date coupled with the additional measures taken to address the material weakness identified in relation to revenue recognition and added measures that we plan to develop in 2014, if effectively implemented and maintained, will help us begin to remedy the material weaknesses discussed above. Going forward, we intend to continue to monitor our internal controls and procedures to allow us to take appropriate and reasonable steps to make the necessary improvements to remediate any current or future deficiencies.

Changes in Internal Control over Financial Reporting

Except as disclosed above in our discussion of the restatement of revenues, there were no changes in our internal controls over financial reporting during the period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of April 11, 2014. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.  Each director has been elected to the term indicated. Directors whose term of office ends in 2013 shall serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. All officers of the Company are elected by the Board of Directors to one-year terms.

Name	Age	Principal Occupation or Employment	First Became Director	Current Board Term Expires

Mark White	53	President, Chief Executive Officer, Director	12/10/12	2014

Martin Ward	56	Chief Financial Officer, Director	12/10/12	2014

Brian Collins	46	Vice President, Chief Technology Officer, Director	12/10/12	2014

Nicholas Carpinello	64	Owner, Carpinello Enterprises LLC, Director	3/7/13	Until the date of removal or resignation

Richard Vos	68	Director	8/21/2013	Until the date of removal or resignation

Robert Law	63	Director	8/28/2013	Until the date of removal or resignation

Robert Vogler	63	Director	1/8/14	Until the date of removal or resignation

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

Richard Vos

Mr. Vos was appointed as a director on August 28, 2013. Mr. Vos has been a non-executive director since 2007 of Avanti Communications Group plc, a public company listed on the London Stock Exchange (LSE:AVN).  He is chairman of its remuneration committee and past chairman of its audit committee.  In addition, since 2001, Mr. Vos has been a non-executive director of NSSC Operations Ltd., which operates the National Space Centre in the United Kingdom.  He is the chairman of its audit committee.  From June 2005 to June 2010, Mr. Vos was a director of our United Kingdom subsidiary, One Horizon Group plc (formerly SatCom Group Holdings plc) (“One Horizon UK”), and from October 2006 to June 2010 was also Chairman.  From July 2005 to March 2010, One Horizon UK was listed on the Alternative Investment Market of the London Stock Exchange (AIM: SGH).  From October 2008 to October 2010, Mr. Vos served as a director of TerreStar Europe Ltd., a former start-up business seeking to provide mobile satellite services in Europe. From April 2003 to 2009, Mr. Vos was chairman of the Telecommunications and Navigation Advisory Board of the British National Space Centre (subsequently replaced by the United Kingdom Space Agency).   From September 2006 to June 2009, Mr. Vos was a director of Avanti Screenmedia Group plc, formerly listed on the London Stock Exchange (LSE:ASG), which provided satellite and other services.  Mr. Vos obtained his Bachelor of Arts with Honors in Modern Languages from University of London in 1968, and his Diploma in Management Studies from Kingston Polytechnic in 1973. He is a member of the Institute of Directors

Robert Law

Mr. Law was appointed as a director on August 28, 2013. Since 1990, Mr. Law has served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and since 1979 has served as a director of Langdowns.  Also, since 1990, Mr. Law has been the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services, and has been a member of Southern Business Advisers since 1979.  Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”), and is a member of the Valuation and Information Technology Faculties of the ICAEW.  Mr. Law qualified as an ICAEW Chartered Accountant in 1976.

Robert Vogler

Mr. Vogler was appointed as a director on January 8, 2014. He has a long-standing history as a successful executive and business owner. He also has extensive experiences and practices as an accounting specialist.  Mr. Vogler has been the owner and Chairman of the Board of Kreivo AG, an accounting and bookkeeping company serving Swiss companies in a variety of industries with operations throughout Europe since 1974. Mr. Vogler has served on the Boards of other Swiss accounting firms such as RV Revisions AG, Impe Zug AG and also served as President of Lüfta Baar, a HVAC Company also based in Switzerland. Mr. Vogler is not a director of any public companies except One Horizon.

Significant Employees

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

Qingsong  Li
Mr. Li, aged 38, was appointed the General Manager of Horizon Network Technology Co., Ltd at the end of 2012. Mr. Li was the Deputy General Manager of Nanjing ZTEsoft CO., Ltd, in charge of international marketing and national business development from 2008 to 2012. Before that period, he was a Software Engineer(2002-2003), Chief of International Development Team(2003-2004), Deputy Head of International Sales Department(2004-2005) and Head of International Sales Department(2006-2007) of Nanjing ZTEsoft Co., Ltd. Mr. Li graduated from Southeast University, Nanjing with a master degree in System Engineering and Hefei University of Technology with a bachelor degree in Accounting and minor in Computer Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors, and greater than 10% beneficial owners filed on a timely basis reports required by Section 16(a) of the Exchange Act prior to the Share Exchange on November 30, 2012 during the fiscal year ended December 31, 2012. After the Share Exchange, we believe that none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

Board Committees

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Nicholas Carpinello, Robert Law and Richard Vos, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Carpinello is the Chairman of our audit committee.

The Board of Directors determined that Mr. Carpinello possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

A copy of current charter of Audit Committee is available on the Company’s website http://content.stockpr.com/onehorizongroup/media/6f6926ac07f2526da1eaa0d94f84c6d7.pdf

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Nicholas Carpinello, Robert Law and Richard Vos are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Richard Vos is the Chairman of the Nominating Committee.

●	Our Nominating and Corporate Governance Committee has, among the others, the following authority and responsibilities:
●	To determine and recommend to the Board, the criteria to be considered in selecting nominees for the director;
●
To identify and screen candidate consistent with such criteria and consider any candidates recommended by our stockholders pursuant to the procedures described in our proxy statement or in accordance with applicable laws, rules and regulations and provisions of our charter documents.

●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

A copy of current charter of Nominating and Corporate Governance Committee is available on the Company’s website http://content.stockpr.com/onehorizongroup/media/8eccadeceb1ccc10b249cc5ab2456058.pdf

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Nicholas Carpinello, Robert Law and Richard Vos are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Robert Law is the Chairman of Compensation Committee.

As required by Rule 10C-1(b)(2), (3) and (4)(i)-(vi) under the Securities Exchange Act of 1934 (the “Act”) , our Compensation Committee has, among the others,  the following responsibilities and authority.
●	The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.
●
The compensation committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the compensation committee or said group.

●
The Company must provide for appropriate funding, as determined by the compensation committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the compensation committee or said group.

●
The compensation committee select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee or said group, other than in-house legal counsel, only after conducting an independence assessment with respect to the adviser as provided for in the Act.

A copy of current Charter of Compensation Committee is available on the Company’s website http://content.stockpr.com/onehorizongroup/media/abf14232f92dbd65d5ee4c83d7b1fa3b.pdf

Code of Ethics

Our board of directors has adopted a Policy Statement on Business Ethics and Conflicts of Interest (“Code of Ethics”) applicable to all employees, including the Company’s chief executive officer and chief financial officer. A copy of the Code of Ethics and Business Conduct is available on the Company’s website http://content.stockpr.com/onehorizongroup/media/250c1db923f658aca6cc69dfc35c7f89.pdf

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors currently does not have a Chairman. Our Chief Executive Officer acts as the Chairman of the Board. The Board determined that in the best interest of the Company the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

●
This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Collin’s continuation in the combined role of the Acting Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of the Company and the transitional period of six months from July 1, 2012 to December 31, 2012, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). In connection with the Share Exchange on November 30, 2012, Messrs. Jeffrey and Rajasundram resigned as executive officers of the Company (the “Pre-Share Exchange Executives”) and Messrs. White, Ward and Collins were appointed as executive officers of the Company (the “Post-Share Exchange Executives”). The tables set forth below reflect the compensation of the Pre-Share Exchange Executives in their capacity as executive officers of ICE Corp., and the compensation of the Post-Share Exchange Executives in their capacity as executive officers of both One Horizon UK and the Company as a combined entity. In light of the Share Exchange having been accounted for as a reverse acquisition whereby One Horizon UK is deemed to be the accounting acquirer, the compensation information set forth in the “Summary Compensation Table: Pre-Share Exchange Executives” is not presented in the financial statements included herewith.

Summary Compensation Table: Pre-Share Exchange Executives

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor Jeffery,	Year ended 6/30/12	165,000	0	0	0	0	0	0	165,000
former CEO(1)

Viji Rajasundram, former	Year ended 6/30/12	165,000	0	0	0	0	0	0	165,000
General Manager, Modizo(2)
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

Summary Compensation Table: Post-Share Exchange Executives*

Name and Principal Position	Period	Salary ($)	Bonus ($)		Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)

	Year ended 12/31/13	676,000	0		0	0	0	0	0		676,000
Mark White, CEO(1)(6)	6 months. ended 12/31/12	323,000	600,000	(4)	0	0	0	0	0		923,000
	Year ended 6/30/12	682,000	0		0	0	0	0	0		682,000

	Year ended 12/31/13	311,000	0		0	0	0	0	0		311,000
Martin Ward, CFO(2)(6)	6 months. ended 12/31/12	116,000	0		0	0	0	0	13,200	(5)	129,200
	Year ended 6/30/12	231,600	0		0	0	0	0	26,200	(5)	257,800
	Year ended 6/30/11	232,000	0		0	0	0	0	26,300	(5)	258,300

	Year ended 12/31/13	676,000	0		0	0	0	0	0		676,000
Brian Collins, CTO(3)(6)	6 months. ended 12/31/12	323,000	600,000	(4)	0	0	0	0	0		923,000
	Year ended 6/30/12	688,500	0		0	0	0	0	0		688,500
	Year ended 6/30/11	645,500	0		0	0	0	0	0		645,500
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

(1)
Mr. White was appointed our chief executive officer effective November 30, 2012. Mr. White was the chief executive officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. For the period ended December 31, 2012, Mr. White was paid in Swiss Francs, with a conversion rates of CHF 1.00 = $1.05, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/. For the periods ended June 30, 2012 and June 30, 2011, Mr. White’s compensation was paid through payments to SCC BVBA, an entity organized under the laws of Belgium, of which Mr. White is the sole shareholder. Payments made to SCC BVBA for such periods were paid in euros, with conversion rates of €1.00 = $1.36 and $1.34, respectively, which rates represent the average conversion rate for those periods, as represented by http://www.oanda.com/currency/historical-rates/. For the period ended December 31, 2013, Mr. White was paid in Swiss Francs, with a conversion rate of CHF 1.00 = $1.12, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(2)
Mr. Ward was appointed our chief financial officer effective November 30, 2012. Mr. Ward was the chief financial officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. Mr. Ward was paid in pounds sterling, with conversion rates of £1.00 = $1.59, $1.58, and $1.59, respectively, which rates reflect the average exchange rates for those periods, as represented by http://www.oanda.com/currency/historical-rates/. For the period ended December 31, 2013, Mr. Ward was paid in pounds sterling, with conversion rate of £1.00 = $1.56, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(3)
Mr. Collins was appointed our chief technology officer effective November 30, 2012. Mr. Collins was the chief technology officer of One Horizon UK during the periods ended June 30, 2012 and June 30, 2011, and from July 1, 2012 through November 30, 2012. Mr. Collins was paid in Swiss Francs, with conversion rates of CHF 1.00 = $1.05, $1.12, and $1.05, respectively, which conversion rates reflect the average exchange rates for those periods, as represented by http://www.oanda.com/currency/historical-rates/.For the period ended December 31, 2013, Mr. Collins was paid in Swiss Francs, with a conversion rate of CHF 1.00 = $1.12, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(4)	On September 30, 2012, One Horizon UK issued 6,000,000 shares of One Horizon UK’s common stock, valued at $0.10 per share, to each of Messrs. White and Collins as bonus compensation.

(5)	Consists of contributions by the Company to Mr. Ward’s self-invested pension plan.

(6)	Mr. White, Collins and Ward’scompensation during 2013 consisted of a salary and during 2012 consisted of a salary and discretionary bonus.

Pension Benefits

None during the periods covered in this Report

Nonqualified Deferred Compensation

None during the periods covered in this Report

Retirement/Resignation Plans

None during the periods covered in this Report

Outstanding Equity Awards at 2013 Year-End
As of the year ended December 31, 2013, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Nicholas Carpinello	12,500	0	0	0	0	0	12,500
Brian Collins	0	0	0	0	0	0	0
Robert Law	6,600	0	0	0	0	0	6,600
Richard Vos	6,600	0	0	0	0	0	6,600
Martin Ward	0	0	0	0	0	0	0
Mark White	0	0	0	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 14, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of  April 11, 2014, we had 32,821,533  shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Person or Group	Amount And Nature of Beneficial Ownership(1)	Percent

Principal Stockholders:

Alexandra Mary Johnson 11 Washern Close Wilton Salisbury, SP2 0LX United Kingdom	2,919,666	8.90%

Adam Christie Thompson 547A Wellington Road Crisfield, MD 21817	2,919,666	8.90%

Named Executive Officers and Directors:

Mark White	6,069,011	18.49%

Martin Ward	2,919,666	8.90%

Brian Collins	6,069,011	18.49%

Richard Vos	9,729	*

Nicholas Carpinello	16	*

Robert Vogler	194,600	*
All Executive Officers and Directors as a Group (6 persons):	15,262,033	46.50%

_______________
*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

Equity Compensation Plan

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	584,650	$0.53	0
Total	584,650	$0.53	0

The securities referenced in the table above reflect stock options granted beginning in 2005 pursuant to individual compensation arrangements with the Company’s employees. 292,750 of such options are fully vested with 850 expiring in 2015; and 291,600 expiring in 2020. The number of options reflected in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14 and a reverse split of 1-for-600 that went effective on August 29, 2013, whereby the number of options held by each employee was decreased by 600 times and the exercise price was increased by the option exercise price multiplied by 600. Also included in the table above are options to purchase 291,900 shares of the Company’s common stock, which options were issued to an employee on December 31, 2012 and vest on December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

 Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2013	2012

Loans due to stockholders	$3,500	$3,500

Loans due to stockholders include

●
loans advanced by Mark White, the CEO, Martin Ward, the CFO, Brian Collins, the CTO and two shareholders,  Alexandra Johnson and Adam Thompson, during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the year ended December 31, 2013 and the six months ended December 31, 2012 interest of $200,000 and $100,000, respectively, has been accrued. During the year ended June 30, 2012, interest of $100,000 was accrued. During the year ended December 31, 2013 $500,000 of this loan was settled.

●
loans advanced by Mark White, the CEO  and Brian Collins, the CTO, during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of common stock of OHG at an exchange price of $5.14 per share.

●
convertible loans advanced in January 2013 from Mark White, the CEO and Brian Collins, the CTO,  in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2014. On January 21, 2014 the loan repayment date was extended to January 22, 2015. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 48,650 shares of common stock for each loan so repaid.

●
during the year ended December 31, 2013, the Company entered into a sales contract, in the normal course of business, with Chongqing Leixin Network Technology, a customer in which the Company is negotiating an ownership interest of 45% of the voting capital of the customer. The customer purchased a perpetual software license with a total commitment of $5.0 million, of which $700,000 has been recognized as revenue in the year ended December 31, 2013.

●
during the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $139,300 has been recognized in the year ended December 31, 2013; $72,500 was recognized in the six months ended December 31, 2012 and nil was recognized in the year ended June 30, 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●
during the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012, a company owned by Mark White, the CEO, provided services in the amounts of  $Nil, $Nil and $632,000, respectively.

●
During the six months ended December 31, 2012, Mark White, the CEO and Brian Collins, the CTO,  were granted a total of 3,502,800 shares of common stock for services received in the amount of $1,200,000.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange since we are listed on OTC markets,which does not have any such listing standards. In determining whether our directors are independent, however, we intend to comply with the rules of the Nasdaq . The Board of Directors also will consult with counsel to ensure that the Board of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2),we currently have four independent directors, Nicholas Carpinello, Robert Law, Robert Vogler and Richard Vos.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Share Exchange was accounted for as a reverse acquisition whereby One Horizon UK is deemed to be the accounting acquirer (and the legal acquiree).  Prior to the Share Exchange, One Horizon UK had a June 30 fiscal year end.  On February 13, 2013, the Company filed a Current Report on Form 8-K disclosing that the board of directors of the Company changed the Company's fiscal year end from June 30 to December 31.  As a result, included with this Report are financial statements for the years ended December 31, 2013 and 2012 (the “Reported Periods”).

Audit Fees

Following the Share Exchange, the Company authorized audits by Peterson Sullivan, the Company’s independent PCAOB registered accountants, of the Company’s financial statements, on a carve-out basis, for the Reported Periods.  These audits were performed at once by Peterson Sullivan LLP in 2013, and we have been advised that Peterson Sullivan expects to bill $60,000, in the aggregate, in audit fees.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

Item 3	Articles of Incorporation and Bylaws

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3. 2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3. 3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013
3. 4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013
Fix the fonts.

Exhibit Number	Title of Document	Location
Item 10	Material Contracts

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013
10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013
10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

Common Stock Purchase Warrant dated May 1, 2013
10.6	Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013
10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013
10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed
August 22, 2013
10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013
10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013
10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

Exhibit Number	Title of Document	Location
Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report
Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: April 15 , 2014	By:	/s/Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2014

/s/ Mark White
Mark White, President, Chief Executive Officer, and Director

/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director

/s/ Nicholas Carpinello
Nicholas Carpinello, Director

/s/ Robert Law
Robert Law, Director

/s/ Richard Vos
Richard Vos, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
One Horizon Group, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2013, and for the period from July 1, 2012 to December 31, 2012.  We have also audited the consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended June 30, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One Horizon Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for year ended 2013, for period from July 1, 2012 to December 31, 2012, and for the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2012, and for the six months then ended, and for the year ended June 30, 2012, have been restated.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2014

ONE HORIZON GROUP, INC.
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except share data)

	2013	2012
		(restated)
Assets
Current assets:
Cash	$2,070	$699
Accounts receivable	7,264	977
Other assets	139	136
Total current assets	9,473	1,812
Property and equipment, net	315	350
Intangible assets, net	12,760	12,329
Investment	23	-

Total assets	$22,571	$14,491

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$661	$747
Accrued expenses	964	436
Accrued compensation	59	38
Income taxes	117	94
Amounts due to related parties	3,500	3,500
Current portion of long-term debt	65	59
Total current liabilities	5,366	4,874

Long-term liabilities
Long term debt	184	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,085	5,628

Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 32,920,069 shares (2012 30,845,844);	3	3
Additional paid-in capital	28,269	21,630
Stock subscriptions receivable	-	(500)
Retained Earnings (Deficit)	(13,319)	(12,725)
Accumulated other comprehensive income	1,137	455
Total One Horizon Group, Inc. shareholders' equity	16,090	8,863
Non-controlling interest	396	-
Total equity	16,486	8,863
Total liabilities and equity	$22,571	$14,491

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Operations
For the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012
(in thousands, except per share data)

		Year ended December 31,	Six months ended December 31,	Year ended June 30,
		2013	2012	2012
			(restated)	(restated)

Revenue		$9,106	$6,959	$2,612
Cost of revenue
	Hardware	545	121	80
	Amortization of software development costs	1,908	873	1,655
		2,453	994	1,735
Gross margin
		6,653	5,965	877
Expenses:
	General and administrative	6,706	4,023	4,570
	Depreciation	166	73	884

		6.872	4,096	5,454
Income (loss) from operations		(219)	1,869	(4,577)

Other income and expense:
	Interest expense	(322)	(87)	(218)
	Foreign exchange	(158)	16	49
	Interest income	1	1	-
		(479)	(70)	(169)
Income (loss) from continuing operations before income taxes		(698)	1,799	(4,746)
Income taxes		-	-	-
Income (loss) from continuing operations		(698)	1,799	(4,746)

Discontinued operations:
	Loss from discontinued operations	-	(40)	-
	Loss on sale of discontinued businesses	-	(81)	-
Income from discontinued operations		-	(121)	-
Net Income (Loss) for the period		(698)	1,678	(4,746)

Net Income (Loss) attributable to non-controlling interest		(104)	-	-

Net Income (Loss) for the period attributable to One Horizon Group, Inc.		$(594)	$1,678	$(4,746)
Earnings per share

	Basic net income per share	$(0.02)	$0.06	$(0.21)
	Diluted net income per share	$(0.02)	$0.06	$(0.21)
Weighted average number of shares outstanding
	Basic	31,661	27,331	22,695
	Diluted	-	29,268	-

  See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Comprehensive Income
For the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012
(in thousands)

	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2013	2012	2012
		(restated)	(restated)

Net income (loss)	$(594)	$1,678	$(4,746)
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	682	455	-
Comprehensive income	88	2,133	(4,746)

Comprehensive income (loss) attributable to the non-controlling interest	(104)	-	-

Total comprehensive income (loss)	$(16)	$2,133	$(4,746)

See accompanying notes to consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statements of Stockholders' Equity
For the year ended December 31, 2013, the six months ended December 31, 2012 and the year June 30, 2012
(in thousands)

	Common Stock		Additional paid-in Capital	Retained Earnings (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount

Balance June 30, 2011	22,214	$2	$13,448	$(9,657)	-	$-	$-	$3,793
Net loss	-	-	-	(4,746)		-		(4,746)
Common stock issued for cash	2,238	-	5,750					5,750
Options issued for services received			6					6
Warrants issued for services received			400					400

Balance June 30, 2012	24,452	2	19,604	(14,403)	-	-	-	5,203
Net Income	-	-	-	1,678		-		1,678
Foreign currency translations	-	-	-	-		455		455
Comprehensive income	-	-	-	-		-		2,133
Common stock issued for cash	195	-	502					502
Common stock issued for note receivable	1,460	-	500		(500)			-
Common stock issued for services received	146	-	50					50
Common stock issued for services received from related parties	3,503	1	1,199					1,200
Warrant issued for services received			2					2
Options issued for services received			22					22
Common stock accounted for in business combination	1,160	-	170	-		-		170
Return of stock on disposal of subsidiaries	(70)	-	(419)					(419)

Balance December 31, 2012	30,846	3	21,630	(12,725)	(500)	455	-	8,863
Sale of subsidiary shares to non-controlling interest							500	500
Net loss	-	-	-	(594)		-	(104)	(698)
Foreign currency translations	-	-	-	-		682		682
Comprehensive income	-	-	-	-				(16)
Receipt of subscription receivable by offset against shareholder loan					500			500
Common stock issued for cash	807	-	6,000					6,000
Common stock issued for services received	101	-	643					643
Common stock repurchased	(1)	-	(4)					(4)
Common stock issued on exercise of warrants	1,168	-	-					-

Balance December 31, 2013	$32,921	$3	$28,269	$(13,319)	$-	$1,137	$396	$16,486
See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Cash Flows
For the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012
(in thousands)
	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2013	2012	2012
		(restated)	(restated)
Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$(594)	$1,678	$(4,746)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	166	73	884
Amortization of intangible assets	1,908	873	1,655
Loss on disposal of discontinued businesses	-	81	-
Options issued for services received	-	22	6
Warrants issued for services received	-	2	400
Common shares issued for services received	643	50	-
Common shares issued for services received from related parties	-	1,200	-
Net income (loss) attributable to non-controlling interest	(104)	-	-
Changes in operating assets and liabilities
net of effects of acquisitions:
Accounts receivable	(6,287)	355	(1,724)
Other assets	(3)	(15)	182
Accounts payable	488	(5,152)	539
Income taxes	23	-	(91)

Net cash (used in) operating activities	(3,760)	(833)	(2,895)

Cash used in investing activities:

Acquisition of intangible assets	(1,211)	(486)	(3,466)
Acquisition of property and equipment	(131)	-	(101)
Other assets	(23)	55	(55)

Net cash (used in) investing activities	(1,365)	(431)	(3,622)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net		-	(980)
Cash proceeds from issuance of common stock	6,000	502	5,750
Repurchase of common stock	(4)	-	-
Advances from related parties, net of repayment	500	1,500	1,800
Net checks issued in excess of funds	-	(39)	(53)

Net cash provided by financing activities	6,496	1,963	6,517

Increase in cash during the period	1,371	699	-

Cash at beginning of the period	699	-	-

Cash at end of the period	$2,070	$699	$-

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Cash Flows (continued)
For the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012
(in thousands)

Supplementary Information:

	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2013	2012	2012

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash transactions:

Common stock returned as part consideration for sale of division	-	420	-
Settlement of debt with Satcom in consideration of sale of license	-	5,000	-
Settlement of subscription receivable through partial repayment
of loan payable	500	-	-
Exchange of 25% interest in subsidiary for intangible assets	500	-	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

On August 6, 2013, the Company's shareholders approved the reverse split of the Company's common stock at a ratio of 1-for-600.  The reverse stock split proportionately reduced the number of all issued and outstanding common shares and adjusted the number of shares underlying outstanding stock options and warrants.

On August 26, 2013 the Company continued its corporate entity from Pennsylvania to Delaware. There was no change in authorized and issued share capital as all shareholders transferred intact.

Principles of Consolidation and Combination

The December 31, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc., its wholly owned subsidiaries OHG, Abbey Technology GmbH, Horizon Globex GmbH, Global Phone Credit Ltd., Horizon Globex Ireland Ltd., One Horizon Hong Kong Ltd., and Global Phone Credit together with  Ishuo Network Information Co., Ltd which is controlled by One Horizon Group, Inc. The consolidated financial statements also include the accounts of One Horizon Hong Kong Ltd.’s 75% owned subsidiary, Horizon Network Technology Co., Ltd, which is both controlled and managed by One Horizon Hong Kong Ltd.

The December 31, 2012 and June 30, 2012 consolidated financial statements include the accounts of One Horizon Group, Inc. and its subsidiaries, Horizon Globex GmbH (“HGG”) and Abbey Technology GmbH (“ATG”). The accounts and operations of ICE, including its subsidiaries Global Integrated Media Limited and Global Integ. Media (GIM) Ltd., Corporation, have been included from the time of the share exchange on November 30, 2012 until divestiture on December 31, 2012. For financial statement presentation prior to November 30, 2012, the reporting entity consists of the combined financial statements of OHG and its two subsidiaries, HGG and ATG.

Prior to the share exchange referred to above, OHG owned separate legal entities which operated in a separate line of business, Satcom Global. That line of business was sold in a transaction executed in October 2012, prior to the share exchange with ICE. The historical financial statements presented as it relates to dates prior to the share exchange are those of the separate combined operations of OHG and its two subsidiaries, which are presented on a carve-out basis from the discontinued historical operations of Satcom Global. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Restatement of Financial Statements

One Horizon Group, Inc. (the "Company") is restating its consolidated financial statements as of December 31, 2012 for the six months ended December 31, 2012 and as of and for years ended June 30, 2012, and 2011, to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

The Company's decision to restate the aforementioned financial statements was made as a result of management's identification of errors related to the recognition of revenue from sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities.  Management subsequently determined, and the Audit Committee of the Board of Directors adopted management's conclusion that, as a result  of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods as payments became due.  The conclusion was also reached that revenue from contracts with Tier 2 entities should have been recognized based on the timing of when payments became due (which is based on usage). The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue in the consolidated statements of operations.  As a result, revenue and net income were misstated in the consolidated statements of operations for the six months ended December 31, 2012 and years ended June 30, 2012 and 2011. Accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of December 31, 2012, June 30, 2012 and June 30, 2011. These errors were considered material to the consolidated financial statements. The effect of these errors on the consolidated results of operations for the six months ended December 31, 2012, was to reduce revenue and decrease net income by $4.75 million and $3.58 million, respectively The effect of these errors on the consolidated results of operations for the year ended June 30, 2012 was to reduce revenue and increase the net loss by $2.61 million and $2.54 million, respectively. The effect of these errors on the consolidated results of operations for the year ended June 30, 2011 was to reduce revenue and increase the net loss by $1.825 million and $1.825 million, respectively.

The consolidated financial statements have been restated as follows.  The errors had no impact on the Company's consolidated net cash flows from investing and financing activities.  The Company has also reclassified amortization of software development costs from the prior presentation as operating expenses to cost of revenue.

	Consolidated Balance Sheet
	(in thousands)

	As of December 31, 2012
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$5,899	(4,922)	$977

Total current assets	6,734	(4,922)	1,812

Accounts receivable, net of current portion	26,263	(26,263)	-

Total assets	$45,676	(31,185)	$14,491

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$6,000	(6,000)	$-

Incom Taxes	1,332	(1,238)	94

Total current liabilities	12,114	(7,240)	4,874

Deferred revenue	16,000	(16,000)	-

Total liabilities	28,868	(23,240)	5,628

Accumulated deficit	(4,780)	(7,945)	(12,725)

Total stockholders' equity	16,808	(7,945)	8,863

Total liabilities and stockholders' equity	$45,676	(31,185)	$14,491

	Consolidated Statements of Operations
	(in thousands)

	Six Months Ended December 31, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$11,709	(4,750)	$6,959

Cost of revenue	121	873	994
Gross margin	11,588	5,623	5,965

Expenses	4,968	(872)	4,096

Income (loss) from operations	6,620	(4,751)	1,869

Other income and expense	(70)	-	(70)

Income (loss) from continuing operations before income taxes	6,550	(4,751)	1,799

Income taxes	1,169	(1,169)	-

Income (loss) from continuing operations	5,381	(3,582)	1,799

Loss from discontinued operations	(121)	-	(121)

Net income (loss) for the period	$5,260	(3,582)	$1,678

Earning per share:
Basic	$-		$0.06
Diluted	$-		$0.06

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Six months ended December 31, 2012
	As previously
	Reported	Adjustments	As Restated

Net income	$5,260	$(3,582)	$1,678

Comprehensive income	5,715	(3,582)	2,133

	Consolidated Statements of Cash Flows
	(in thousands)

	Six months ended December 31, 2012
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income	$5,260	(3,582)	1,678
Changes in operating assets and liabilities:
Accounts receivable	(8,395)	8,750	355
Deferred revenue	4,000	(4,000)	-
Incom Taxes	1,169	(1,169)	-
Net cash provided by (used in) operating activities	$(833)	-	(833)

	Consolidated Balance Sheet
	(in thousands)

	As of June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$953	380	$1,333
Total current assets	1,074	380	1,454

Accounts receivable, net of current portion	22,814	(22,814)	0
Total assets	$36,549	(22,434)	$14,115

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$4,600	(4,600)	$0
Income taxes payable	163	(69)	94
Total current liabilities	12,988	(4,669)	8,319

Deferred revenue	13,400	(13,400)	0
Total liabilities	26,983	(18,069)	8,619

Accumulated deficit	(10,040)	(4,365)	(14,405)
Total stockholders' equity	9,566	(4,365)	5,201

Total liabilities and stockholders' equity	$36,549	(22,434)	$14,115

	Consolidated Statements of Operations
	(in thousands)

	Year Ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$5,222	(2,610)	$2,612

Cost of revenue	80	1,655	1,735
Gross margin	5,142	(4,265)	877

Expenses	7,109	(1,655)	5,454

Income (loss) from operations	(1,967)	(2,610)	(4,577)

Other income and expense	(169)	-	(169)

Income (loss) from income taxes	(2,205)	(2,541)	(4,746)

Income taxes	69	(69)	-

Net income (loss)	$(2,205)	(2,541)	$(4,746)

Earning per share:
Basic	$-		$(0.21)
Diluted	$-		$(0.21)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Year ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated

Net loss	$(2,205)	(2,541)	$(4,746)

Comprehensive loss	(2,205)	(2,541)	(4,746)

	Consolidated Statements of Cash Flows
	(in thousands)

	Year ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income (loss)	$(2,205)	(2,541)	(4,746)
Changes in operating assets and liabilities:
Accounts receivable	(20,734)	19,010	(1,724)
Deferred revenue	16,400	(16,400)	-
Income taxes	(22)	(69	(91)
Net cash provided by (used in) operating activities	$(2,895)	-	(2,895)

	Consolidated Balance Sheet
	(in thousands)

	As of June 30, 2011
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$212	(29)	$183
Total current assets	576	(29)	547

Accounts receivable, net of current portion	2,821	(2,821)	0
Total assets	$14,383	(2,850)	$11,533

Liabilities and Stockholders' Equity

Deferred customer credit	$0	575	$575
Current portion of deferred revenue	400	(400)	0
Total current liabilities	7,033	125	7,158

Deferred revenue	1,200	(1,200)	0
Total liabilities	8,768	(1,025)	7,743

Accumulated deficit	(7,835)	(1,825)	(9,660)
Total stockholders' equity	5,615	(1,825)	3,790

Total liabilities and stockholders' equity	$14,383	(2,850)	$11,533

	Consolidated Statements of Operations
	(in thousands)

	Year Ended June 30, 2011
	As previously
	Reported	Adjustments	As Restated
Revenue	$2,726	(1,825)	$901

Cost of revenue	207	1,307	1,514
Gross margin	2,519	(3,132)	(613)

Expenses	3,539	(1,307)	2,232

Income (loss) from operations	(1,020)	(1,825)	(2,845)

Other income and expense	301	0	301

Income (loss) from income taxes	(403)	(1,825)	(2,228)

Income taxes

Net income (loss)	$(403)	(1,825)	$(2,228)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Year Ended June 30, 2011
	As previously
	Reported	Adjustments	As Restated
Net loss	$(403)	(1,825)	$(2,228)

	Year ended June 30, 2011
	As previously
	Reported	Adjustments	As Restated

Cash provided by (used in) operating activities:

Operating activites
Net income (loss)	$(403)	(1,825)	$(2,228)
Changes in operating assets and liabilities:
Accounts receivable	2,675	2,850	5,525
Deferred customer credit	0	575	575
Deferred revenue	1,600	(1,600)	0
Net cash provided by (used in) operating activities	$5,363	0	$5,363

Note 3.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have presented in conformity with accounting principles generally accepted in the United States.  The Company changed its year end to December 31 and is presenting six-months operations for the period ended December 31, 2012.

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

Cash and cash equivalents

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

Accounts Receivable

Accounts receivable result primarily from sale of software licenses to customers and are recorded at their principal amounts as payments become due. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $212,000 and $218,000 for doubtful accounts at December 31, 2013 and December 31, 2012 respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers.  One customer accounted for 15 percent of accounts receivable as of December 31, 2013.   Two customers accounted for 26 percent of revenue for the year ended December 31, 2013.

Property and Equipment

Property and equipment is primarily comprised of leasehold property improvements, motor vehicles and equipment that are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: motor vehicles – 5 years, equipment – between 3 and 5 years and leasehold property improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

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

Intangible Assets

Intangible assets include software development costs and customer relationships.  Customer relationships are amortized on a straight-line basis over their estimated useful lives of five years. Amortization of capitalized software development costs is computed using the greater of (a) the ratio of the product’s current gross revenues to the total of current and expected gross revenues or (b) the straight-line method, computed by dividing the remaining unamortized cost by the estimated economic life of the product.  The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life.

The Company expenses all costs related to the development of software as incurred, other than those incurred after the achievement of technological feasibility during the application development stage. The Company expenses software development costs as incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  The Company has determined that after technological feasibility for software products is reached, the Company continues to address all high-risk development issues through coding and testing prior to the release of the products to customers.  The amortization of these costs is included in cost of revenue over the estimated life of the products. During the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, software development costs of $1,211,000, $486,000 and $3,466,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets including capitalized software development costs and customer relationships whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

●
Software licenses – revenue from sales of perpetual licenses to customers when payments for the licenses are fixed is recognized at the inception of the arrangement, unless the payment term exceeds one year and then only if the presumption that the license fee is not fixed or determinable can be overcome, presuming all other relevant revenue recognition criteria are met. If the presumption cannot be overcome, revenue is recognized as payments from the customer become due. Revenue from sales of perpetual licenses when payments for the licenses are payable over a period exceeding a year, and those payments are variable based on customer usage,  are recognized as payments from the customer become due.

●	Revenues for user licenses purchased by customers is recognized when the user license is delivered.
●	Revenues for maintenance services are recognized over the period of delivery of the services.

The Company enters into arrangements under which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, revenue is allocated to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that the fee in the transaction is not fixed or determinable.   This presumption however, may be overcome if persuasive evidence demonstrates that the Company has a business practice of extending payment terms and has been successful in collecting under the original terms, without providing any concessions.  In doing so, the Company considers if the arrangement is sufficiently similar to historical arrangements in terms of similar customers and products is assessing whether there is evidence of a history of successful collection.

In order to determine the Company’s historical experience is based on sufficiently similar arrangements, the Company considers the various factor including the types of customers and products, product life cycle, elements included in the arrangement, length of payment terms and economics of license arrangement.

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria has been met.  Through December 31, 2013, the Company had no sales contracts for which revenue had been recognized since inception of the arrangements.

Leases

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Benefits received and receivable as an incentive to enter into an operating lease are also spread on a straight-line basis over the lease term.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during each of the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively.

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

Net Income per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of outstanding stock options and warrants computed under the treasury stock method.

Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations. (in thousands)

	December 31		June 30
	2013	2012	2012

Basic	31,661	27,331	22,695
Incremental shares under stock compensation plans	95	1,937	1,528
Fully Diluted	31,756	29,268	24,223

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, amounts due to related parties, and long-term debt.  The carrying value of cash and long-term debt approximates their fair value due to their liquidity or their short-term nature valued consistent with the use of level 2 inputs. The fair value of amounts due to related parties is not determinable.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Note 4.  China Operations

During the year ended December 31, 2013 the Company established a subsidiary in China, Horizon Network Technology Co. Ltd. (“HNT”). The establishment of HNT is part of the Company’s strategic plan to expand the application of mobile software and related marketing efforts into emerging markets. The Company contributed $1.5 million to form the subsidiary in which it now ownes a 75% interest. The remaining 25% ownership interest in HNT was acquired by non-related parties through the transfer of noncash assets with a fair value of $500,000.

The results of operations, assets, liabilities and cash flows of HNT have been consolidated in the accompanying condensed consolidated financial statements as the Company owns a controlling interest in and manages HNT. The ownership interests in HNT held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet as  the Non Controlling Interest. The amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the consolidated financial statements.

Note 5.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	310	177
	695	562
Less accumulated depreciation	(380)	(212)

Property and equipment, net	$315	$350

Note 6.  Intangible Assets

Intangible assets consist primarily of software development costs and customer relationships (in thousands)

	December 31
	2013	2012
Capitalized software development costs
Horizon software	$17,599	$16,085
ZTEsoft Telecom software	497	-
Customer relationships	885	885
	18,981	16,970
Less accumulated amortization	(6,221)	(4,641)

Intangible assets, net	$12,760	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,900,000 per year

Note 7.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	December 31
	2013	2012

Vehicle loan	$51	$67
Equipment loan	27	-
Office term loan	171	211
	249	278
Less current portion	(65)	(59)

Balance	$184	$219

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2013	2012

Loans due to stockholders	$3,500	$3,500

Loans due to stockholders include

●
loans advanced during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the year ended December 31, 2013 and the six months ended December 31, 2012 interest of $200,000 and $100,000, respectively, has been accrued. During the year ended June 30, 2012, interest of $100,000 was accrued. During the year ended December 31, 2013 $500,000 of this loan was settled by applying it towards a stock subscription receivable.

●
loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of common stock of OHG at an exchange price of $5.14 per share.

●
convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2014. On January 21, 2014 the loan repayment date was extended to January 22, 2015. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 48,650 shares of common stock for each loan so repaid.

●
during the year ended December 31, 2013, the Company entered into a sales contract, in the normal course of business, with a customer in which the Company is negotiating an ownership interest of 45% of the voting capital of the customer. The customer purchased a perpetual software license with a total commitment of $5.0 million, of which $700,000 has been recognized as revenue in the year ended December 31, 2013.

●
during the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $139,300 has been recognized in the year ended December 31, 2013; $72,500 was recognized in the six months ended December 31, 2012 and nil was recognized in the year ended June 30, 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●
during the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012, a company owned by a director and officer of the Company provided services in the amounts of  $Nil, $Nil and $632,000, respectively.

●	During the six months ended December 31, 2012 two directors and officers of the Company were granted a total of 3,502,800 shares of common stock for services received in the amount of $1,200,000.

Note 9.  Share Capital

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

No shares of preferred stock are issued and outstanding as of December 31, 2013 and 2012.

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

The application of this stock consolidation has been shown retroactively in these consolidated financial statements.

During the year ended December 31, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000
●	issued 62,543 shares of common stock for services received with a fair value of $562,891.
●	issued 806,452 shares of common stock for $6 million cash.
●	issued 33,333 shares of common stock for services received with a fair value of $50,000.
●	issued 1,167,600 shares of common stock upon the exercise of warrants with an exercise price of $nil

During the six months ended December 31, 2012, the Company:

●	issued 195,573 shares of common stock for cash proceeds of $502,000
●	issued 1,459,500 shares of common stock for subscription receivable of $500,000.
●	issued 3,502,800 shares of common stock for services received from related parties with a fair value of $1,200,000
●	issued 145,950 shares of common stock for services received with a fair value of $50,000
●	accounted for the reverse acquisition of Intelligent Communication Enterprise Corporation and subsidiaries and the issued 1,160,051 shares of common stock with a fair value of $341,000.
●
returned to treasury for cancellation 70,000 shares of common stock with a fair value of $420,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

During the year ended June 30, 2012, the Company:

●	issued new shares of common stock for cash proceeds of $5,750,000

Stock Purchase Warrants

At December 31, 2013, the Company had reserved 519,986 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
403,226	5.94	January 2018

There were 403,226 warrants issued during the year ended December 31, 2013. In addition, 1,167,600 warrants were exercise with nil proceeds to the Company.

An agreement entered into in May 2013, whereby 62,545 warrants with an exercise price of $7.20 per share were issued, has been terminated and all warrants cancelled.

Note 10.  Stock-Based Compensation

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

No shares were issued under this 2013 Equity Incentive Plan during the year ended December 31, 2013. As at December 31, 2013 3,000,000 shares of common stock have been reserved.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of December 31, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	360,221	$0.77
Options issued	291,900	0.53
Outstanding at December 31, 2012	652,121	0.66
Options forfeited	67,471	1.79
Outstanding at December 31, 2013	584,650	$0.53

The following table summarizes stock options outstanding at December 31, 2013:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2013	(Years)	2013	2013
$0.51	850	1.83	850	$3,264
0.53	291,900	6.50	291,900	1,115,058
0.53	291,900	9.00	-	-

At December 31, 2013, 584,650 shares of common stock were reserved for outstanding options.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 40%

There were no options issued or exercised and 67,471 options forfeited during the year ended December 31, 2013 and 291,900 options issued during the six months ended December 31, 2012.

Note 11.  Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Income (loss) before income taxes consisted of the following (in thousands):

	December 31		June 30
	2013	2012	2012
United States	$(1,164)	$(22)	$-

International	466	1,821	(4,746)
Total	$(698)	$1,799	$ (4,746)

Deferred Tax Assets

As of December 31, 2013, the Company had federal net operating losses of $1.5 million available for future deduction from taxable income derived in the United States.  The Company’s United Kingdom subsidiary has non-capital losses of approximately $11.7 million available for future deductions from taxable income derived in the United Kingdom, which do not expire.  The potential benefit of net operating loss carryforwards has not been recognized in the combined financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  The tax years 2006 through 2012 remain open to examination by federal authorities and other jurisdictions in which the Company operates.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31	June 30
	2013	2012	2012
Deferred tax assets
Net operating loss carryforwards – United States	$508	$ -	$ -
Net operating loss carryforwards – International	994	853	674
Valuation allowance	(1,502)	(853)	(674)
Net deferred tax assets	$-	$ -	$ -

The increase in the valuation allowance was $141,000 for the year ended December 31, 2013, $179,000 for the six months ended December 31, 2012, and  $674,000 for year ended June 30, 2012.

A reconciliation of the Company’s effective tax income tax on income computed at the federal statutory rates to income tax expense is as follows:

	December 31,		June 30,
	2013	2012	2012
U.S. Federal statutory rates on net income (loss)	$(202)	$571	$(1,614)
Effect of foreign statutory rate differences	(63)	(230)	641
Permanent differences	124	(520)	299
Change in valuation allowance	141	179	674
	$-	$-	$-

Note 12.  Commitments and Contingencies

Contractual Commitments

The Company incurred total rent expense of $200,000; $103,000 and $191,000, for the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012, respectively.

Minimum contractual commitments, as of December 31, 2013,is as follows:

	Operating	Long-term
	leases	Financing

2014	$123,000	$65,000
2015	75,000	87,000
2016	75,000	48,000
2017	75,000	45,000
2018	-	4,000

Note 13.  Segment Information

The Company has one business segment, which is the development of software for licensing to the telecommunications industry.

The Company's revenues were generated in the following geographic areas:

	Year ended	Six months ended	Year ended
	December 31, 2013	December 31, 2012	June 30, 2012
Europe	$3.7 million	$5.6 million	$0.7 million
Asia	$4.7 million	$1.4 million	$1.9 million
Russia	$0.4 million	-	-
USA	$0.3 million	-	-

Note 14.   Subsequent Events

Subsequent to December 31, 2013 the Company issued, pursuant to the 2013 Equity Incentive Plan, options to acquire 500,000 shares of common stock. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024.