Form 10-Q/A
period 2013-03-31
One Horizon Group, Inc.
filed 2014-05-05
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A2

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 30, 2013, 31,714,839  shares of the registrant’s common stock, par value $0.0001, were outstanding.

EXPLANATORY NOTE

One Horizon Group, Inc. (the "Company") is amending its Quarterly Report on Amendment No. 2 to Form 10-Q for the quarter ended March 31, 2013  (the “Amended Report”) to revise our originally filed Form 10-Q filed on May 20, 2013 and Amendment No.1 to Form 10-Q filed on May 30, 2013 ( collectively, the “Original Report”) to restate its consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three month periods ending March 31, 2013 and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

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

The Audit Committee subsequently determined that, as a result of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods.  The conclusion was also reached that revenue from contracts with Tier 2 entities should be recognized based on the timing of when payments become due (which is based on usage) rather than on a straight-line basis.  Accordingly, the Company’s previously released financial statements for the three months period ended March 31, 2013 and 2012 should no longer be relied upon.

The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue and net income (loss) in the consolidated statements of operations.  As a result, revenue and net income (loss) were misstated in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 and accounts receivable and deferred revenue were misstated in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.  These errors were considered material to the consolidated financial statements. However, there is no change in the amount of revenue expected to be recognized over the life of the contracts, or in the amount and timing of cash collected under the master license contracts, just an adjustment to the accounting periods in which it is recognized.  In addition, this adjustment is merely a change in accounting policy and will not affect the Company’s operations in terms of the way we conduct our business, our sales contracts, business model and practices, our products and services, or our relationships with customers.

This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note and the 1-for-600 reverse stock split which was approved by the Company’s shareholders in August 2013. As such, this Amended Report continues to speak as of May 30, 2013. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2013	2012
Assets	(Restated)	(Restated)

Current assets:
Cash	$460	$699
Accounts receivable	1,908	977
Other assets	130	136
Total current assets	2,498	1,812

Property and equipment, net	324	350
Intangible assets, net	12,073	12,329
Other assets	126	-
Total assets	$15,021	$14,491

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$925	$747
Accrued expenses	463	436
Accrued compensation	36	38
Income taxes	94	94
Amounts due to related parties	4,000	3,500

Current portion of long-term debt	59	59
Total current liabilities	5,577	4,874

Long-term liabilities

Long-term debt	207	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,319	5,628

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding
Common stock:
$0.0001 par value, authorized 200,000,000,000 shares;
issued and outstanding 31,563,000 shares (December 2012 30,845,844)	3	3
Additional paid-in capital	27,630	21,630
Stock subscriptions receivable	(6,500)	(500)
Accumulated deficit	(12,823)	(12,725)
Accumulated other comprehensive income	392	455
Total stockholders' equity	8,702	8,863
Total liabilities and stockholders' equity	$15,021	$14,491

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012
(in thousands, except per share data)
(unaudited)

	2013	2012
	(Restated)	(Restated)

Revenue	$1,919	$917

Cost of revenue - Hardware	7	51
- Amortization of software development costs	446	202
Gross margin	1,466	664

Expenses:
General and administrative	1,473	1,693
Depreciation	36	97
	1,509	1,790

Loss from operations	(43)	(1,126)

Other income and expense:
Interest expense	(5)	(11)
Interest expense - related parties	(50)	(50)

	(55)	(61)

Loss before income taxes	(98)	(1,187)

Income taxes	-	-

Net loss for the period	$(98)	$(1,187)

Earnings per share

Basic net income per share	$0.00	$(0.05)

Diluted net income per share	$0.00	$(0.05)

Weighted average number of shares outstanding
Basic	31,213	22,214
Diluted	31,213	22,214

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
	(Restated)	(Restated)

Net (loss) income	$(98)	$(1,187)
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	(63)	-

Total comprehensive income (loss)	$(161)	$(1,187)

See accompaying notes to consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount

Balance December 31, 2012 (Restated)	30,846	$3	$21,630	$(12,725)	$(500)	$455	$8,863

Net loss (Restated)				(98)			(98)
Foreign currency translation adjustment						(63)	(63)
Common stock issued for subscription receivable	807	-	6,000		(6,000)		-

Balance March 31, 2013 (Restated)	31,563	$3	$27,630	$(12,823)	$(6,500)	$392	$8,702

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash provided by (used in) operating activities:	(Restated)	(Restated)

Operating activities:
Net income (loss) for the period	$(98)	$(1,187)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	36	97
Amortization of software development costs	446	202
Changes in operating assets and liabilities:

Accounts receivable	(931)	(34)
Other assets	6	(6)
Accounts payable and accrued expenses	197	2,140

Income taxes	-	-

Net cash provided by (used in) operating activities	(344)	1,212

Cash used in investing activities:

Acquisition of intangible assets	(245)	(822)
Acquisition of property and equipment	(12)	-
Investments	(126)

Net cash provided by (used in) investing activities	(383)	(822)

Cash provided by (used in) financing activities:

Increase (decrease) in long-term borrowing, net	(12)	(400)
Advances from related parties, net of repayment	500	-
Net checks issued in excess of funds	-	(361)

Net cash provided by (used in) financing activities	488	(761)

Decrease in cash during the period	$(239)	$(371)

Cash at beginning of the period	699	371

Cash at end of the period	$460	$-

Supplementary Information:

Interest paid	$-	$-
Income taxes paid	-	-

Non cash transactions:	-	-

Common stock issued for subscription receivable	6,000	-

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

On December 31, 2012, the Company sold the operations of Global Integrated Media Limited and Modizo for the return of 70,000 shares of common stock with a fair value of $420,000. These companies were subsidiaries and divisions of ICE.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the six months ended December 31, 2012, as filed with the Securities and Exchange Commission on May 13, 2013 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the   Securities and Exchange Commission on April 15, 2014.

Principles of Consolidation and Combination

The March 31, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology Gmb and One Horizon Hong Kong Limited.

The comparative statement of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 include the combined accounts of One Horizon Group plc, Horizon Globex GmbH and Abbey Technology GmbH. These combined financial statements present the carve-out combined financial position and results of operations of OHG without including the accounts of Satcom Global, a former wholly-owned subsidiary of OHG, which was disposed of in October 2012. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Restatement of Financial Statements

One Horizon Group, Inc. (the "Company") is amending its Quarterly Report on Form 10-Q/A2 for the quarter ended March 31, 2013 to restate its consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three month periods ending March 31, 2013 and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

The Company's decision to restate the aforementioned financial statements was made as a result of management's identification of errors related to the recognition of revenue from sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities.  Management subsequently determined, and the Audit Committee of the Board of Directors adopted management's conclusion that, as a result  of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods as payments became due.  The conclusion was also reached that revenue from contracts with Tier 2 entities should have been recognized based on the timing of when payments became due (which is based on usage). The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue in the consolidated statements of operations.  As a result, revenue and net income were misstated in the consolidated statements of operations for the three months ended March 31, 2013 and 2012. Accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of March 31, 2013 and December 31, 2012. The effect of these errors on the consolidated results of operations for the three months ended March 31, 2013 was to reduce revenues by $1.09 million and net income by $994,000. Revenues for the three months ended March 31, 2012 were reduced by $1.37 million and net income was reduced by $1.36 million.

The consolidated financial statements have been restated as follows.  The errors had no impact on the Company's consolidated net cash flows from operating, investing and financing activities.  The Company has also reclassified amortization of software development costs from the prior presentation as operating expenses to cost of revenue.

	Consolidated Balance Sheet
	(in thousands)

	As of March 31, 2013
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$8,752	(6,844)	$1,908

Total current assets	9,342	(6,844)	2,498

Accounts receivable, net of current portion	31,512	(31,512)	-

Total assets	$53,377	(38,356)	$15,021

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$7,600	(7,600)	$-

Income taxes	1,411	(1,317)	94

Total current liabilities	14,494	(8,917)	5,577

Deferred revenue	20,500	(20,500)	-

Total liabilities	35,736	(29,417)	6,319

Accumulated deficit	(3,884)	(8,939)	(12,823)

Total stockholders' equity	17,641	(8,939)	8,702

Total liabilities and stockholders' equity	$53,377	(38,356)	$15,021

	Consolidated Balance Sheet
	(in thousands)

	As of December 31, 2012
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$5,899	(4,922)	$977

Total current assets	6,734	(4,922)	1,812

Accounts receivable, net of current portion	26,263	(26,263)	-

Total assets	$45,676	(31,185)	$14,491

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$6,000	(6,000)	$-

Income taxes	1,332	(1,238)	94

Total current liabilities	12,114	(7,240)	4,874

Deferred revenue	16,000	(16,000)	-

Total liabilities	28,868	(23,240)	5,628

Accumulated deficit	(4,780)	(7,945)	(12,725)

Total stockholders' equity	16,808	(7,945)	8,863

Total liabilities and stockholders' equity	$45,676	(31,185)	$14,491

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended March 31, 2013
	As previously
	Reported	Adjustments	As Restated
Revenue	$3,013	(1,094)	$1,919

Cost of revenue	7	446	453
Gross margin	3,006	(1,540)	1,466

Expenses	1,955	(446)	1,509

Income (loss) from operations	1,051	(1,094)	(43)

Other income and expense	(55)	-	(55)

Income (loss) from operations before income taxes	996	(1,094)	(98)

Income taxes	100	(100)	-

Net income (loss) for the period	$896	(994)	$(98)

Earning per share:
Basic	$0.00		$(0.00)
Diluted	$0.00		$(0.00)

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended March 31, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$2,292	(1,375)	$917

Cost of revenue	51	202	253
Gross margin	2,241	1,577	664

Expenses	1,992	(202)	1,790

Income from operations	249	(1,375)	(1,126)

Other income and expense	(61)	-	(61)

Income (loss)from operations before income taxes	188	(1,375)	(1,187)

Income taxes	16	(16)	-

Net income for the period	$172	(1,359)	$(1,187)

Earning per share:
Basic	$-	(0.05)	$(0.05)
Diluted	$-	(0.05)	$(0.05)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended March 31, 2013
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$896	$(994)	$(98)

Comprehensive income (loss)	833	(994)	(161)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended March 31, 2012
	As previously
	Reported	Adjustments	As Restated

Net income	$172	$(1,359)	$(1,187)

Comprehensive income	172	(1,359)	(1,187)

	Consolidated Statements of Cash Flows
	(in thousands)

	Three months ended March 31, 2013
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income (loss)	$896	(994)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(8,102)	7,171	(931)
Deferred revenue	6,100	(6,100)	-
Income taxes	79	(79)	-
Net cash provided by (used in) operating activities	$(344)	-	(344)

	Consolidated Statements of Cash Flows
	(in thousands)

	Three months ended March 31, 2012
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income	$172	(1,359)	(1,187)
Changes in operating assets and liabilities:
Accounts receivable	(11,709)	11,675	(34)
Deferred revenue	10,300	(10,300)	-
Income Taxes	16	(16)	-
Net cash provided by (used in) operating activities	$1,212	-	1,212

Note 3.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2013 and 2012 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

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

Impairment of Long-Lived Assets

 The Company evaluates the recoverability of its property and equipment and other long-lived assets, including software development costs and customer relationships, whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months ended March 31, 2013 and 2012, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

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

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria has been met.  Through March 31, 2013, the Company had no sales contracts for which revenue had been recognized since inception of the arrangements.

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

	March 31
	2013	2012

Basic	31,213	22,214
Incremental shares under stock compensation plans	2,217	1,531
Incr		-
Potentially Diluted	33,430	23,745

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

Financial Instruments

The Company has the following financial instruments: cash, amounts due to related parties, and long-term debt.  The carrying value of cash and long-term debt approximates their fair value due to their liquidity or their short-term nature as valued consistent with the use of level 2 inputs. The fair value of amounts due to related parties is not determinable.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Note 4.  Property and Equipment, net
Property and equipment consist of the following: (in thousands)

	March 31	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	187	177
	572	562
Less accumulated depreciation	(248)	(212)

Property and equipment, net	$324	$350

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and relationships. (in thousands)

	March 31	December 31
	2013	2012

Horizon software	$16,266	$16,085
Customer relationships	885	885
	17,151	16,970
Less accumulated amortization	(5,078)	(4,641)

Intangible assets, net	$12,073	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,500,000 per year.

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	March 31	December 31
	2013	2012

Vehicle loan	$66	$67
Office term loan	200	211

	266	278
Less current portion	(59)	(59)

Balance	$207	$219

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

Loans due to stockholders include:

●	loans advanced during 2011 totaling $2,000,000 which are unsecured and have an interest rate of 10%. During the three months ended March 31, 2013 and 2012 interest of $50,000 and $50,000, respectively, has been accrued.

●	loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014, and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $1.50 per share.

●	convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22 2014. The Company has the option to repay the loans at any time, without penalty, in cash or shares of common stock of the Company at a price of $0.0086 per share. If the Company elects to repay the convertible loans in full by the issuance of shares, the Company will issue 48,650 shares of common stock.

●	The Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $100,000 has been recognized in each of the three months ended March 31, 2013 and 2012. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

●	During the three months ended March 31, 2012, a company owned by a director and officer of the Company provided services in the amount of $125,000.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital included 150,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

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

 During the three months ended March 31, 2013, the Company:

●
issued 806,452 shares of common stock for subscription receivable of $6 million, of which $2.79 million was collected as of May 16, 2013. The outstanding balance is secured by a pledge of the shares, pro-rata to amount owing, and carries an interest rate of 3%.

During the six months ended December 31, 2012, the Company:

●	issued 195,573 shares of common stock for cash proceeds of $502,000
●	issued 1,459,500 shares of common stock for subscription receivable of $500,000.
●	issued 3,502,800 shares of common stock for services received from related parties with a fair value of $1,200,000
●	issued 145,950 shares of common stock for services received with a fair value of $50,000
●	accounted for the reverse acquisition of Intelligent Communication Enterprise Corporation and subsidiaries and issued 1,160,051 shares of common stock with a fair value of $341,000.
●
returned to treasury for cancellation 70,000 shares of common stock with a fair value of $420,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

Stock Purchase Warrants

 At March 31, 2013, the Company had reserved 1,687,586 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

1,167,600	$ nil	no expiry date
116,760	0.86	no expiry date
403,226	5.94	January 2018

There were 403,226 warrants issued and none exercised during the three months ended March 31, 2013.

Note 9.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of March 31, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	360,221	$0.77
Options issued	291,900	0.53
Outstanding at December 31, 2012 and March 31, 2013	652,121	$0.66

The following table summarizes stock options outstanding at March 31, 2013:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2013	(Years)	2013	2013
$0.51	5,748	2.58	5,748	$37,934
0.53	291,900	7.25	291,900	1,926,540
0.53	291,900	9.75	-	-
1.82	29,722	2.08	29,722	196,168
1.95	32,851	3.25	32,851	79,129

At March 31, 2013, 652,121 shares of common stock were reserved for outstanding options.

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

Lease Commitments

The Company incurred total rent expense of $40,000 and $49,000, for the three months ended March 31, 2013 and 2012, respectively. Future lease commitments are as follows:

2013   $54,000
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 11.  Subsequent Events

Subsequent to March 31, 2013 the Company

●	in April, 2013, received $2.79 million of subscription receivable in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported in the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of the agreement.

●	paid the remaining $1.4 million for our 75% equity interest in Horizon Network Technology Co., Ltd, a Chinese joint venture with ZTE Corporation.

●	in April, 2013, entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company. Pursuant to the agreement dated April 15, 2013, the Company issued 62,543 shares of common stock.

●	in May, 2013, signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 62,545 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $7.20 per share, with 15,636 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014, and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.

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

On November 30, 2012, the Company (then known as Intelligent Communication Enterprise Corporation (“ICE Corp.”)), and One Horizon Group PLC, a public limited company incorporated in the United Kingdom (“One Horizon UK”), consummated a share exchange (the “Share Exchange”), pursuant to which ICE Corp. will acquire all of the issued and outstanding shares of One Horizon UK from One Horizon UK’s then existing shareholders in exchange for 29,755,794 shares of ICE Corp.’s common stock. To date, the Company has acquired 99% of the outstanding shares of One Horizon UK pursuant to the Share Exchange. Under the terms of the Share Exchange, each One Horizon UK shareholder received 175.14 shares of ICE Corp.’s common stock for each issued and outstanding share of One Horizon UK stock. As a result of the Share Exchange, One Horizon UK is now a subsidiary of the Company, with former One Horizon UK shareholders holding approximately 96% of the issued and outstanding shares of ICE Corp. Having received share exchange acceptances in excess of 90% of the One Horizon UK shares, the Company intends to exercise its rights in accordance with Sections 974 to 991 (inclusive) of the Companies Act 2006 to acquire compulsorily the remaining One Horizon UK shares in respect of which acceptances have not been received to date. The transaction has been accounted for as a reverse acquisition, whereby ICE Corp. is the legal acquirer and One Horizon UK is the legal acquiree and accounting acquirer. On December 27, 2012, the Company changed its name to One Horizon Group, Inc.

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

Prior to the Share Exchange, the consolidated financial statements of One Horizon UK for its fiscal years ended June 30, 2012 and 2011 consisted of two main business segments, the Horizon Globex business segment and Satcom Global business. In those historical financial statements, the financial results of the Horizon Globex business segment consisted of the financial results of the One Horizon UK and two of its subsidiaries, Abbey Technology and Horizon Globex. The Satcom Global business was sold in October 2012, prior to the Share Exchange. In the historical financial statement presentation of the UK Operating Company for its fiscal years ended June 30, 2012 and 2011, the operations of Satcom Global have been retrospectively restated for treatment as discontinued operations.

Satcom Global was maintained in seperate legal entities, all of which were sold in their entirety prior to the Share Exchange transaction. The Satcom Global distribution business represented a dissimilar business form the Horizon Globex software business. As a distribution business, Satcom Global had a different revenue and expense model (high volume and low gross margin), included different products and product marketing strategies, sold to different customers, purchased from different vendors, and had different management and operational personnel. The results of the Satcom Global business is not an indicator of Company management's past performance as all of the operational staff and management of the Satcom Global business remained with that business and are now employed by the purchasers of the Satcom Global business.

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

Results of Operations

Revenue: Our revenue for the three months ended March 31, 2013 was approximately $1.92 million as compared to approximately $0.92 million for the three months ended March 31, 2012, an increase of $1.0 million, or 109%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $453,000 for the three months ended March 31, 2013, or 24% of sales, compared to cost of  revenue of $253,000, or 28% of sales for the three months ended March 31, 2012. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.

Gross Profit: Gross profit for the three months ended March 31, 2013 was approximately $1.47 million as compared to $664,000 for the three months ended March 31, 2012, an increase of 121%. The main reason for the increase in gross profit is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation  were approximately $1.5 million and $1.8 million in the three month periods ended March 31, 2013 and 2012. The $1.5 million in operating expenses represented 78% of sales for the three months ended March 31, 2013 as compared to 195% of sales for the same period in 2012. Going forward, management expects these costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.

Net Loss: Net Loss for the three months ended March 31, 2013 was approximately $98,000 as compared to net loss of roughly $1.2 million for the same period in 2012. The decrease in net loss reflected the growth in the business and sales while overall operating expenses remained relatively unchanged for the same period in 2012 and 2013.

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

Liquidity and Capital Resources

Three Months Ended March 31, 2013 and March 31, 2012

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2013	2012
Net cash provided by (used in) operating activities	(344)	1,212
Net cash (used in) investing activities	(383)	(822)
Net cash provided by financing activities	488	(761)

Net cash used by operating activities was approximately $344,000 for the three months ended March 31, 2013 as compared to net cash provided of $1.2 million for the same period in 2012. The increase in cash used by operations was primarily due to the increase in cash used for accounts receivable, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $383,000 and $822,000 for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash provided by financing activities amounted to $488,000 for the three months ended March 31, 2013 as compared to a use of $761,000 for the three months ended March 31, 2012. Cash provided by financing activities in 2013 was primarily due to the advances from related parties. Cash used by financing activities in 2012 was primarily due to repayment in long term bank borrowing.

Our working capital as of March 31, 2013 was approximately a negative $3.1 million, as compared to negative working capital of approximately $3.1 million as of December 31, 2012.

In April, 2013, the Company received $2.79 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of that agreement.

The Company paid an additional $1.4 million, the balance of its investment, $1.5 million, for its 75% equity stake in a joint venture in China with ZTE Corporation. ZTE Corporation,  partner of our joint venture, Horizon Network Technology Co., Ltd, is the second largest mobile handset manufacturer in the world and the fourth largest telecommunications equipment supplier in the world. The Company is not a guarantor of any debt related to the joint venture. The investment is held in a subsidiary, One Horizon Hong Kong Limited.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, We are starting to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures. At the time we originally filed this report, based on their evaluation, our Certifying Officers, concluded that,  because of the material weaknesses in our internal control over financial reporting described below  and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  March 31, 2013, our disclosure controls and procedures were not effective. As a result of certain events discussed below, as of the date of this Amended Report, management, including our Certifying Officers, confirmed that our disclosure controls and procedures are not effective, as of March 31, 2013 and December 31, 2013.

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

Management’s Report on Internal Control over Financial Reporting

At the time we originally filed this report, based on their evaluation, our Certifying Officers, concluded that,  because of the material weaknesses in our internal control over financial reporting described below  and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  March 31, 2013, our internal control over financial reporting was not effective. As a result of certain events discussed below, as of the date of this Amended Report, management, including our Certifying Officers, confirmed that our internal control over financial reporting was not effective as of March 31, 2013 and December 31, 2013.

On April 3, 2014, our  Audit Committee, in consultation with management, concluded that we will restate our previously issued audited financial statements for the transitional period of six months ended December 31, 2012, and for 12 months ended June 30, 2012 included in the Company’s Annual Report on Form 10-K, and our unaudited financial statements for the quarterly periods ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2013 and  2012, included in the Company’s Quarterly Reports on Forms 10-Q, and the unaudited pro forma disclosures included in our Form 8-K/A filed with the SEC on February 7, 2013 (the “Relevant Periods”), to correct errors related to the recognition of revenue from sales of perpetual licenses Tier 1 and Tier 2 telecom entities. Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year. Contracts with Tier 2 entities have long-term variable payment terms based on customer usage. We historically recognized the present value of Tier 1 contracts at the time of delivery. Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis. As a result of the conclusion of the Audit Committee and its review of our controls and procedures, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting relating to correctly recording the timing of revenue recognition for certain license fees as of December 31, 2013  Specifically, our policy of revenue recognition did not meet all the requirements of the relevant generally accepted accounting principles applicable to software sales. Consequently, effective controls did not to ensure that revenue for these types of software sales were appropriately recorded.  A material   weakness is a control deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Previously, certain significant deficiencies in internal control over financial reporting had became evident to management that, in the aggregate, represent material weaknesses, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013 we entered into an advisory agreement with a consulting firm to provide business and corporate development services to the Company. Upon the signing of the agreement on April 15, 2013, the Company agreed to issue 62,543 shares of common stock, which shares were valued at $9 per share or approximately $562,890 in the aggregate.

In April, 2013, the Company received $2.79 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on the Form 10-K. The balance of the subscription funds are expected to be received in June and September 2013 under the terms of that agreement.

In May 2013, the Company signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 62,545 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $7.2 per share, with 15,636 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014 and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.

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

ONE HORIZON GROUP, INC.

Date: May 2, 2014	By:	/s/ Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 2, 2014	/s/ Mark White
Mark White President, Chief Executive Officer, and Director

Date: May 2, 2014	/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

Date: May 2, 2014	/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director