Form 10-Q/A
period 2013-06-30
One Horizon Group, Inc.
filed 2014-05-05
CIK 225211

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 13, 2013, 31,569,946 shares of the registrant’s common stock, par value $0.0001, were outstanding.

i

EXPLANATORY NOTE

One Horizon Group, Inc. (the "Company") is amending its Quarterly Report on Amendment No. 2 to Form 10-Q for the quarter ended June 30, 2013  (the “Amended Report”) to revise our originally filed Form 10-Q filed on August 14, 2013 and Amendment No. 1 to Form 10-Q filed on August 15, 2013  (collectively, the “Original Report”) to restate its consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the three and six month period ending June 30, 2013 and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

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

The Audit Committee subsequently determined that, as a result of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods.  The conclusion was also reached that revenue from contracts with Tier 2 entities should be recognized based on the timing of when payments become due (which is based on usage) rather than on a straight-line basis.  Accordingly, the Company’s previously released financial statements for the three and 6 month periods ended June 30, 2013 and 2012 should no longer be relied upon.

The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue and net income (loss) in the consolidated statements of operations.  As a result, revenue and net income (loss) were misstated in the consolidated statements of operations for the three months and six ended June 30, 2013 and 2012 and accounts receivable and deferred revenue were misstated in the consolidated balance sheets as of June 30, 2013 and December 31, 2012. These errors were considered material to the consolidated financial statements. However, there is no change in the amount of revenue expected to be recognized over the life of the contracts, or in the amount and timing of cash collected under the master license contracts, just an adjustment to the accounting periods in which it is recognized.  In addition, this adjustment is merely a change in accounting policy and will not affect the Company’s operations in terms of the way we conduct our business, our sales contracts, business model and practices, our products and services, or our relationships with customers.

This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note and the 1-for-600 reverse stock split which was approved by the Company’s shareholders in August 2013. As such, this Amended Report continues to speak as of August 15, 2013. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands, except share data)

(unaudited)	June 30,	December 31,
	2013	2012
	(restated)	(restated)
Assets

Current assets:
Cash	$1,944	$699
Accounts receivable	3,113	977
Other assets	222	136
Total current assets	5,279	1,812

Property and equipment, net	378	350
Intangible assets, net	12,469	12,329
Other assets	31	-
Total assets	$18,157	$14,491

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$944	$747
Accrued expenses	1,044	436
Accrued compensation	54	38
Income taxes	94	94
Amounts due to related parties	4,000	3,500

Current portion of long-term debt	65	59
Total current liabilities	6,201	4,874

Long-term liabilities

Long term debt, net of current portion	215	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,951	5,628

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 31,754,000 shares (December 2012 30,845,844)	3	3
Additional paid-in capital	28,470	21,630
Stock subscriptions receivable	(3,400)	(500)
Accumulated deficit	(14,728)	(12,725)
Accumulated other comprehensive income	405	455
Total One Horizon Group, Inc. stockholders' equity	10,750	8,863
Non-controlling interest	456	-
Total stockholders' equity	11,206	8,863

Total liabilities and stockholders' equity	$18,157	$14,491

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(restated)	(restated)	(restated)	(restated)

Revenue	$1,253	$717	$3,172	$1,634

Cost of revenue - Hardware	481	14	488	65
- Amortization of software development costs	404	841	850	1,043
Gross margin	368	(138)	1,834	526

Expenses:
General and administrative	2,221	1,614	3,694	3,307
Depreciation	39	721	75	818

	2,260	2,335	3,769	4,125

Loss from operations	(1,892)	(2,473)	(1,935)	(3,599)

Other income and expense:
Interest expense	(7)	(54)	(12)	(65)
Interest expense - related parties	(50)	(50)	(100)	(100)
Foreign exchange	-	-	-	5
	(57)	(104)	(112)	(160)

Loss before income taxes	(1,949)	(2,577)	(2,047)	(3,759)

Income taxes expense (benefit)	-	-	-	-

Net loss for the period	(1,949)	(2,577)	(2,047)	(3,759)

Net loss attributable to the non-controlling interest	(44)	-	(44)	-

Net loss for the period attributable to One Horizon Group, Inc.	$(1,905)	$(2,577)	$(2,003)	$(3,759)

Earnings (loss) per share attributable to One Horizon Group, Inc. shareholders

Basic net income per share	$(0.06)	$(0.12)	$(0.06)	$(0.17)

Diluted net income per share	$(0.06)	$(0.12)	$(0.06)	$(0.17)

Weighted average number of shares outstanding
Basic	31,676	22,235	31,446	22,220
Diluted	31,676	22,235	31,446	22,220

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(restated)	(restated)	(restated)	(restated)

Net loss	$(1,949)	$(2,577)	$(2,047)	$(3,759)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	13	-	(50)	-
Comprehensive loss	(1,936)	(2,577)	(2,097)	(3,759)

Comprehensive income (loss) attributable to the non-controlling interest	(44)	-	(44)	-

Total comprehensive loss	$(1,892)	$(2,577)	$(2,053)	$(3,759)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2013
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumlated (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number of Shares	Amount

Balance December 31, 2012 (restated)	30,846	$3	$21,630	$(12,725)	$(500)	$455	$-	$8,863

Sale of subsidiary shares to non-controlling interest in exchange for software with a fair value of $500							500	500
Net income (loss) (restated)				(2,003)			(44)	(2,047)
Foreign currency translations adjustment						(50)		(50)

Common stock issued for stock subscription receivable	807	-	6,000		(2,900)			3,100
Common stock issued for services received	101	-	593					593
Warrants issued for services received			247					247

Balance June 30, 2013 (restated)	31,754	$3	$28,470	$(14,728)	$(3,400)	$405	$456	$11,206

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
	(restated)	(restated)
Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$(2,003)	$(3,759)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	75	818
Amortization of intangible assets	850	1,043
Common stock issued for services received	593	-
Warrants issued for services received	247	-
Net income (loss) attributable to non-controlling interest	(44)	-
Changes in operating assets and liabilities:

Accounts receivable	(2,181)	(754)
Other assets	(86)	(22)
Accounts payable and accrued expenses	821	(288)

Income taxes	-	-

Net cash provided by (used in) operating activities	(1,728)	(2,962)

Cash used in investing activities:

Acquisition of intangible assets	(494)	(2,263)
Acquisition of property and equipment	(104)	(28)
Other assets	(31)	-

Net cash (used in) investing activities	(629)	(2,291)

Cash provided by (used in) financing activities:

Increase (decrease) in long-term borrowing, net	2	(815)
Proceeds from issuance of common stock	3,100	5,750
Advances from related parties, net of repayment	500	-
Net checks issued in excess of funds	-	(53)

Net cash provided by (used in) financing activities	3,602	4,882

Increase (decrease) in cash during the period	$1,245	$(371)

Cash at beginning of the period	699	371

Cash at end of the period	$1,944	$-

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

Supplementary Information:

	2013	2012
	(restated)	(restated)
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for subscription receivable	2,900	-
Common stock issued for services received	593
Warrants issued, and vested, for services received	49
Contribution of software for non-controlling interest in exchange for software with a fair value of $500	500

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

Note 2.  Restatement of Financial Statements

One Horizon Group, Inc. (the "Company") is amending its Quarterly reported on Form 10-Q/A for the quarter ended June 30, 2013 to restate its consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six month period ending June 30, 2013 and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

The Company's decision to restate the aforementioned financial statements was made as a result of management's identification of errors related to the recognition of revenue from sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities.  Management subsequently determined, and the Audit Committee of the Board of Directors adopted management's conclusion that, as a result  of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods as payments became due.  The conclusion was also reached that revenue from contracts with Tier 2 entities should have been recognized based on the timing of when payments became due (which is based on usage). The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue in the consolidated statements of operations.  As a result, revenue and net income were misstated in the consolidated statements of operations for the three  and six months ended June 30, 2013 and 2012. Accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of June 30, 2013 and December 31, 2012. These errors were considered material to the consolidated financial statements. The effect of these errors on the consolidated results of operations for the three and six months ended June 30, 2013 was to reduce revenues by $1.84 million and $2.94 million and increase the net loss by $1.65 million and reduce net income by $2.65 million, respectively. Revenues for the three and six months ended June 30, 2012 were reduced by $1.55 million and $2.92 million and the net loss was increased by $1.49 million and $2.85 million, respectively.

The consolidated financial statements have been restated as follows.  The errors had no impact on the Company's consolidated net cash flows from investing and financing activities.  The Company has also reclassified amortization of software development costs from the prior presentation as operating expenses to cost of revenue.

	Consolidated Balance Sheet
	(in thousands)

	As of June 30, 2013
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$12,201	(9,088)	$3,113

Total current assets	14,367	(9,088)	5,279

Accounts receivable, net of current portion	35,963	(35,963)	-

Total assets	$63,208	(45,051)	$18,157

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$9,000	(9,000)	$-

Income Taxes	1,404	(1,310)	94

Total current liabilities	16,511	(10,310)	6,201

Deferred revenue	23,950	(23,950)	-

Total liabilities	41,211	(34,260)	6,951

Accumulated deficit	(3,937)	(10,791)	(14,728)

Total stockholders' equity	21,997	(10,791)	11,206

Total liabilities and stockholders' equity	$63,208	(45,051)	$18,157

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

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended June 30, 2013
	As previously
	Reported	Adjustments	As Restated
Revenue	$3,095	(1,842)	$1,253

Cost of revenue	481	404	885
Gross margin	2,614	(2,246)	368

Expenses	2,664	(404)	2,260

Income (loss) from operations	(50)	(1,842)	(1,892)

Other income and expense	(57)	-	(57)

Income (loss) from operations before income taxes	(107)	(1,842)	(1,949)

Income taxes	(10)	10	-

Income (loss) from operations	(97)	(1,852)	(1,949)

Net income (loss) attributable to non-controlling interest	(44)	-	(44)

Net income (loss) for the period attributable to One Horizon Group	$(53)	(1,852)	$(1,905)

Earning per share:
Basic	$(0.00)	(0.06)	$(0.06)
Diluted	$(0.00)	(0.06)	$(0.06)

	Consolidated Statements of Operations
	(in thousands)

	Six Months Ended June 30, 2013
	As previously
	Reported	Adjustments	As Restated
Revenue	$6,108	(2,936)	$3,172

Cost of revenue	488	850	1,338
Gross margin	5,620	(3,786)	1,834

Expenses	4,619	(850)	3,769

Income (loss) from operations	1,001	(2,936)	(1,935)

Other income and expense	(112)	-	(112)

Income (loss) from operations before income taxes	889	(2,936)	(2,047)

Income taxes	90	(90)	-

Income (loss) from continuing operations	799	(2,846)	(2,047)

Net income (loss) attributable to non-controlling interest	(44)	-	(44)

Net income (loss) for the period attributable to One Horizon Group	$843	(2,846)	$(2,003)

Earning per share:
Basic	$(0.00)	(0.06)	$(0.06)
Diluted	$(0.00)	(0.06)	$(0.06)

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$2,262	(1,545)	$717

Cost of revenue	14	841	855
Gross margin	2,248	(2,387)	(138)

Expenses	3,176	(841)	2,335

Income (loss) from operations	(928)	(1,545)	(2,473)

Other income and expense	(104)	--	(104)

Income (loss) from operations before income taxes	(1,032)	(1.545)	(2,577)

Income taxes	53	(53)	-

Income (loss) from operations	(1,085)	(1,492)	(2,577)

Earning per share:
Basic	$(0.00)	(0.12)	$(0.12)
Diluted	$(0.00)	(0.12)	$(0.12)

	Consolidated Statements of Operations
	(in thousands)

	Six Months Ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$4,554	(2,920)	$1,634

Cost of revenue	65	1,043	1,108
Gross margin	4,489	(3,963)	526

Expenses	5,168	(1,043)	4.125

Income (loss) from operations	(679)	(2,920)	(3,599)

Other income and expense	(160)	-	(160)

Income (loss) from operations before income taxes	(839)	(2,920)	(3,759)

Income taxes	69	(69)	-

Income (loss) from operations	(908)	(2,851)	(3,759)

Earning per share:
Basic	$(0.00)	(0.17)	$(0.17)
Diluted	$(0.00)	(0.17)	$(0.17)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended June 30, 2013
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$(97)	$(1,852)	$(1,949)

Comprehensive income (loss)	(84)	(1,852)	(1,936)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Six months ended June 30, 2013
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$799	$(2,846)	$(2,047)

Comprehensive income (loss)	793	(2,846)	(2,053)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$(1,085)	$(1,492)	$(2,577)

Comprehensive income (loss)	(1,085)	(1,492)	(2,577)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Six months ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$(908)	$(2,851)	$(3,759)

Comprehensive income (loss)	(908)	(2,851)	(3,759)

	Consolidated Statements of Cash Flows
	(in thousands)

	Six months ended June 30, 2013
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income	$843	(2,846)	(2,003)
Changes in operating assets and liabilities:
Accounts receivable	(16,047)	13,866	(2,181)
Deferred revenue	10,950	(10,950)	-
Income Taxes	72	(72)	-
Net cash provided by (used in) operating activities	$(1,728)	-	(1,728)

	Consolidated Statements of Cash Flows
	(in thousands)

	Six months ended June 30, 2012
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income	$(908)	(2,851)	(3,759)
Changes in operating assets and liabilities:
Accounts receivable	(20,368)	19,614	(754)
Deferred revenue	16,600	(16,600)	-
Income Taxes	163	(163)	-
Net cash provided by (used in) operating activities	$(2,962)	-	(2,962)

Note 3.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2013 and 2012 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

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
  During the six months ended June 30, 2013 and 2012, software development costs of $494,000, and $2,263,000, respectively, have been capitalized.

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

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria has been met.  Through June 30, 2013, the Company had no sales contracts for which revenue had been recognized since inception of the arrangements.

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

	June 30
	Three months		Six months
	2013	2012	2013	2012

Basic	31,676	22,235	31,446	22,220
Incremental shares under stock compensation plans	2,478	1,528	2,353	1,528

Potentially dilutive	34,154	23,763	33,799	23,748

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

Note 4.  China Operations

During the six months ended June 30, 2013 the Company incorporated a subsidiary company in China, Horizon Network Technology Co. Ltd. (‘HNT’) though which the Company will sell licenses for software to users both in China and internationally. The Company contributed $1,500,000 for 75% of the equity and software, with a fair value of $500,000, was contributed by non-related parties for the remaining 25% of equity in HNT.

The results of operations, assets, liabilities and cash flows of HNT have been consolidated in the accompanying condensed consolidated financial statements with the non-controlling interest disclosed separately.

Note 5. Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	June 30	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	278	177
	663	562
Less accumulated depreciation	(285)	(212)

Property and equipment, net	$378	$350

Note 6.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and relationships. (in thousands)

	June 30	December 31
	2013	2012

Horizon software	$16,575	$16,085
ZTE software	493	-
Customer relationships	885	885
	17,953	16,970
Less accumulated amortization	(5,484)	(4,641)

Intangible assests, net	$12,469	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,600,000 per year

Note 7.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	June 30	December 31
	2013	2012

Vehicle loan	$61	$67
Equipment loan	29	-
Office term loan	190	211
	280	278
Less current portion	(65)	(59)

BalaBalance	$215	$219

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	June 30	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

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
During the six months ended June 30, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000.

●	issued 62,543 shares of common stock for services received with a fair value of $562,891.

●
issued 806,451 shares of common stock for subscription receivable of $6 million, of which $3.1 million was collected as of June 30, 2013. The outstanding balance is secured by a pledge of the shares, pro-rata to amount owing, and carries an interest rate of 3%.

During the six months ended December 31, 2012, the Company:

●	issued 195,573 shares of common stock for cash proceeds of $502,000

●	issued 1,459,500 shares of common stock for subscription receivable of $500,000.

●	issued 350,280 shares of common stock for services received from related parties with a fair value of $1,200,000

●	issued 145,950 shares of common stock for services received with a fair value of $50,000

●	accounted for the reverse acquisition of Intelligent Communication Enterprise Corporation and subsidiaries and the issued 1,160,050 shares of common stock with a fair value of $341,000.

●
returned to treasury for cancellation 70,000 shares of common stock with a fair value of $70,000 being proceeds received on the disposal of shares of Global Interactive Media Limited and the Modizo business.

Stock Purchase Warrants

At June 30, 2013, the Company had reserved 1,750,129 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

1,167,600	$ nil	no expiry date
116,760	0.86	no expiry date
403,226	5.94	January 2018
62,543	7.20	May 2018

There were 465,769 warrants issued and none exercised during the six months ended June 30, 2013.

Note 10.  Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options as of June 30, 2013, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2012	360,221	$0.77
Options issued	291,900	0.53
Outstanding at December 31, 2012 and June 30, 2013	652,121	$0.66

At June 30, 2013, 652,120 shares of common stock were reserved for outstanding options.

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2013	(Years)	2013	2013
$0.51	5,748	2.33	5,748	$45,175
0.53	291,900	7.00	291,900	2,294,334
0.53	291,900	9.50	-	-
1.82	29,722	1.83	29,722	196,168
1.95	31,851	3.00	31,851	210,902

At June 30, 2013, 652,121 shares of common stock were reserved for outstanding options.

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

In May 2013, the Company signed an amendment to its agreement with an investor relations firm, pursuant to which the Company issued the firm a warrant to purchase up to 62,543 shares of the Company’s Common Stock, subject to vesting, at an exercise price of $0.012 per share, with 12,508 shares vesting on each of May 1, 2013, October 15, 2013, January 15, 2014 and April 14, 2014.  Exercise of the warrants is also subject to certain performance metrics set forth in the warrant. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The warrants were valued at roughly $247,000, with $49,000 recognized as expense during the six months ended June 30, 2013.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 5.0%, a 2.5 year expected life, a dividend yield of 0.0%, and a stock price of  volatility factor of 89%.

Note 11.  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services to be provided during 2013 by the issuance of options to purchase 291,900 shares of common stock of the Company at December 31, 2013.

Lease Commitments

The Company incurred total rent expense of $72,000 and $49,000, for the six months ended June 30, 2013 and 2012, respectively. Future lease commitments are as follows for the years ended December 31:

2013   $36,000
2014   $72,000
2015   $72,000
2016   $72,000
2017   $72,000

Note 12.  Subsequent Events

Subsequent to June 30, 2013 the Company

●	issued 333,333 shares of common stock

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited, restated consolidated financial statements for the three and six months ended June 30, 2013 and notes thereto contained elsewhere in this Report, and our Annual report on Form 10-K for the year ended December 31, 2013, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2013 (restated)	2012 (restated)	Increase/ (decrease)	Percentage Change

Revenue	$1,253	$717	$536	74.8%

Cost of revenue	885	855	30	3.5

Gross margin	368	(138)	506

Operating expenses:

General and administrative	2,221	1,614	607	37.0
Depreciation	39	721	(682)	(94.6)

Total operating expenses	2,260	2,335	(75)	(3.0)

Income (loss) from operations	(1,892)	(2,473)	(581)

Other income (expense)
Interest expense	(7)	(54)	(47)	(87.0)
Interest expense – related parties	(50)	(50)	-	-

Income (Loss) before income taxes	(1,949)	(2,577)	628

Income taxes (recovery)	-	-	-	-
Net (loss) for period	(1,949)	(2,577)	628

Net (loss) attributable to non-controlling interest	(44)		(44)

Net (loss) attributable to One Horizon Group, Inc.	(1,905)	(2,577)	672

Revenue: Our revenue for the three months ended June 30, 2013 was approximately $1.25 million as compared to approximately $717,000 for the three months ended June 30, 2012, an increase of $536,000, or 74.8%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $885,000 for the three months ended June 30, 2013, or 70.6% of sales, compared to cost of revenue of $855,000, or 119.2% of sales for the three months ended June 30, 2012. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.

Gross Margin: Gross margin for the three months ended June 30, 2013 was approximately $368,000 as compared to gross loss of $138,000 for the three months ended June 30, 2012, an increase of $506,000. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $2,260,000 for the three months ended June 30, 2013 as compared to $2,335,000 for the three months ended June 30, 2012. The operating expenses represented 180% of sales for the three months ended June 30, 2013 as compared to 326% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the three months ended June 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  The stock compensation expenses included approximately $593,000 for 62,5435 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services and roughly $247,000 for warrants issued to an investor relations firm.  These are one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the company’s entry into the U.S. public markets.

Net Loss: Net loss for the three months ended June 30, 2013 was approximately $1.91million as compared to net loss of $2.58 million for the same period in 2012. The reduction in net loss reflected the growth in the business and sales.

$44,000 of the net loss,for the three months ended June 30, 2013, was attributable to the non-controlling interest in our China joint venture. The remaining portion of net loss of $1,905,000 for the three months ended June 30, 2013 was attributable to the stockholders of the Company.

As described above, the net loss for the three months ended June 30, 2013 included approximately $840,000 of stock based compensation expenses related to the issuing of shares and warrants to outside advisors. Without these stock compensation expenses, net loss on a non-GAAP basis attributable to the stockholders of the Company would have been roughly $867,000 for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change
	(restated)	(restated)
Revenue	$3,172	$1,634	$1,538	94.1%

Cost of revenue	1,338	1,108	230	20.7

Gross margin	1,834	526	1,308	248.7

Operating expenses:

General and administrative	3,694	3,307	387	12.0
Depreciation	75	818	(743)	(90.8)
				)
Total operating expenses	3,769	4,125	(356)	(8.74)

Income (loss) from operations	(1,935)	(3,599)	1,644

Other income (expense)
Interest expense	(12)	(65)	(53)	(81.5)
Interest expense – related parties	(100)	(100)	-	-
Foreign exchange gain , net		5	(5)	(100.0)

Income before income taxes	(2,047)	(3,759)	1,712

Income taxes (recovery)	-	-	-
Net (loss) income for period	(2,047)	(3,759)	1,712

Net income (loss) attributable to non-controlling interest	(44)		(44)

Net income (loss) attributable to One Horizon Group, Inc.	(2,003)	(3,759)	1,756

Revenue: Our revenue for the six months ended June 30, 2013 was approximately $3,172,000 as compared to approximately $1,634,000 for the six months ended June 30, 2012, an increase of $1,538,000, or 94.1%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $1,338,000 for the six months ended June 30, 2013, or 42.1% of sales, compared to cost of revenue of $1,108,000, or 67.8% of sales for the six months ended June 30, 2012. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.

Gross Margin: Gross margin for the six months ended June 30, 2013 was approximately $1,834,000 as compared to $526,000 for the six months ended June 30, 2012, an increase of 248.7%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $3,769,000 for the six month periods ended June 30, 2013 as compared to $4,125,000 for the six months ended June 30, 2012. Operating expenses represented 118.9% of sales for the six months ended June 30, 2013 as compared to 252.4% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the three months ended June 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.    The stock compensation expenses included approximately $593,000 for 62,543 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services and roughly $247,000 for warrants issued to an investor relations firm.  These are one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the company’s entry into the US public markets.

Net Income (Loss) Net loss for the six months ended June 30, 2013 was approximately $2,047,000 as compared to net loss of $3,759,000 for the same period in 2012. The decrease in net loss reflected the growth in the business and sales.

$44,000 of net loss, for the six months ended June 30, 2013, was attributable to the non-controlling interest in our China joint venture. The remaining portion of net loss for the six months ended June 30, 2013 of $2,003,000, representing 75% of net loss for the period, was attributable to the stockholders of the Company.

As described above, the net loss for the six months ended June 30, 2013 included approximately $840,000 of stock based compensation expenses related to the issuing of shares and warrants to outside advisors.   Without these stock compensation expenses, net loss on a non-GAAP basis attributable to the stockholders of the Company would have been roughly $965,000 for the six months ended June 30, 2013.

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

Unaudited Reconciliation of GAAP to Non-GAAP Measures

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Three months ended June 30, 2013

	GAAP	(1)	Non-GAAP

Income (loss) attributable to stockholders	$(1,905,000)	$840,000	$(1,065,000)

(1) Non cash equity compensation for the Company’s capital markets advisors

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Six months ended June 30, 2013

	GAAP	(1)	Non-GAAP

Income (loss) attributable to stockholders	$(2,003,000)	$840,000	$(1,163,000)

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

Net cash used in investing activities was approximately $629,000 and $2,291,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on capitalized software development costs and the acquisition of property and equipment. The reduction in cash used by investing activities was primarily due a reduction in the net cash used for capitalized software development costs compared to the prior period.

Net cash provided by financing activities amounted to $3,602,000 for the six months ended June 30, 2013 as compared to cash provided of $4,882,000 for the six months ended June 30, 2012. Cash provided by financing activities in 2013 was primarily due to proceeds from subscriptions for common stock and advances from related parties. Cash provided by financing activities in 2012 was primarily due to proceeds from subscriptions for common stock.

Our working capital deficit  as of June 30, 2013 was approximately ($.922) million, as compared to a working capital deficit of approximately (3.072) million as of December 31, 2012.  The increase in working capital was primarily due to the increase in cash resulting from loans from related parties totaling $3.6 million received during the period, together with the increase in accounts receivable associated with the increase in revenues

During the six months ended June 30, 2013, the Company received approximately $3.1 million in respect of a $6.0 million investment in the Company’s securities pursuant to a subscription agreement signed in February 2013 and reported on our report on Form 10-KT for the transition period from July 1, 2012 to December 31, 2012. On July 1, 2013 $1.1 million was received and the balance of the subscription funds totaling $1.8 million are expected to be received in September 2013.

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

ITEM 4.    CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.. At the time we originally filed this report, based on their evaluation, our Certifying Officers, concluded that,  because of the material weaknesses in our internal control over financial reporting described below and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  June 30, 2013, our disclosure controls and procedures were not effective. As a result of certain events discussed below, as of the date of this Amended Report, management, including our Certifying Officers, confirmed that our disclosure controls and procedures are not effective, as of June 30, 2013 and December 31, 2013.

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

(b)  Management’s Report on Internal Control over Financial Reporting

At the time we originally filed this report, based on their evaluation, our Certifying Officers, concluded that,  because of the material weaknesses in our internal control over financial reporting described below  and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  June 30, 2013, our internal control over financial reporting was not effective. As a result of certain events discussed below, as of the date of this Amended Report, management, including our Certifying Officers, confirmed that our internal control over financial reporting was not effective as of June 30, 2013 and December 31, 2013.

On April 3, 2014, our  Audit Committee, in consultation with management, concluded that we will restate our previously issued audited financial statements for the transitional period of six months ended December 31, 2012, and for 12 months ended June 30, 2012 included in the Company’s Annual Report on Form 10-K, and our unaudited financial statements for the quarterly periods ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2013 and  2012, included in the Company’s Quarterly Reports on Forms 10-Q, and the unaudited pro forma disclosures included in our Form 8-K/A filed with the SEC on February 7, 2013 (the “Relevant Periods”), to correct errors related to the recognition of revenue from sales of perpetual licenses Tier 1 and Tier 2 telecom entities. Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year. Contracts with Tier 2 entities have long-term variable payment terms based on customer usage. We historically recognized the present value of Tier 1 contracts at the time of delivery. Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis. As a result of the conclusion of the Audit Committee and its review of our controls and procedures, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting relating to correctly recording the timing of revenue recognition for certain license fees as of December 31, 2013.  Specifically, our policy of revenue recognition did not meet all the requirements of the relevant generally accepted accounting principles applicable to software sales. Consequently, effective controls did not to ensure that revenue for these types of software sales were appropriately recorded.  A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Previously, certain significant deficiencies in internal control over financial reporting had became evident to management that, in the aggregate, represent material weaknesses, including:

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

Changes in Internal Control over Financial Reporting

Except as disclosed above in our discussion of the restatement of revenues, there were no changes in our internal controls over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2013, we entered into an advisory agreement with a consulting firm to provide us with certain business and corporate development services. As partial consideration, we issued the consulting firm 62,543 shares of common stock.

On May 1, 2013, we entered into an amendment to an agreement with an investor relations firm to provide us with certain investor relations and other services.  Pursuant to this agreement, we issued the firm a warrant to purchase up to 62,543 shares of common stock subject to vesting, at an exercise price of $0.0120 per share.  The warrant vests in five equal installments on each of May 1, 2013, July 15, 2013, October 15, 2013, January 15, 2014 and April 14, 2014. Exercise of the warrants is also subject to certain performance metrics set forth in the warrant.  The warrant is exercisable for five years.

In June 2013, we issued 833 shares of common stock to an individual as compensation for certain business development and related services that were performed from November 1, 2012 to April 30, 2013 pursuant to an agreement.  This issuance was the last portion of a total of 5,000 shares issued to the individual under the agreement during the six months ended June 30, 2013.

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