Form 10-Q/A
period 2013-09-30
One Horizon Group, Inc.
filed 2014-05-05
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes o  No þ

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

One Horizon Group, Inc. (the "Company") is amending its Quarterly reported on Form 10-Q for the quarter ended  September 30 2013  (the “Amended Report”) to revise our originally filed Form 10-Q filed on November 14, 2013 (the “Original Report”) to restate its consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine month period ending September 30, 2013and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

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

The Audit Committee subsequently determined that, as a result of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods.  The conclusion was also reached that revenue from contracts with Tier 2 entities should be recognized based on the timing of when payments become due (which is based on useage) rather than on a straight-line basis.  Accordingly, the Company’s previously released financial statements for the three months period ended March 31, 2013, and three and six months period ended June 30, 2013 should no longer be relied upon.

The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue and net income (loss) in the consolidated statements of operations.  As a result, revenue and net income (loss) were misstated in the consolidated statements of operations for the three months and nine months ended September 30, 2013 and accounts receivable and deferred revenue were misstated in the consolidated balance sheets as of September 30, 2013 and December 31, 2012.  These errors were considered material to the consolidated financial statements. However, there is no change in the amount of revenue expected to be recognized over the life of the contracts, or in the amount and timing of cash collected under the master license contracts, just an adjustment to the accounting periods in which it is recognized.  In addition, this adjustment is merely a change in accounting policy and will not affect the Company’s operations in terms of the way we conduct our business, our sales contracts, business model and practices, our products and services, or our relationships with customers.

This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note As such, this Amended Report continues to speak as of November 14, 2013. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

As such, this Amended Report continues to speak as of November 14, 2013. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands, except share data)
(unaudited)	September 30,	December 31,
	2013	2012
Assets	(restated)	(restated)

Current assets:
Cash	$3,452	$699
Accounts receivable, net	4,842	977
Other assets	329	136
Total current assets	8,623	1,812

Property and equipment, net	351	350
Intangible assets, net	12,753	12,329
Note Receivable	196	-
Total assets	$21,923	$14,491

Liabilities and Equity

Current liabilities:
Accounts payable	$1,198	$747
Accrued expenses	931	436
Accrued compensation	59	38
Income taxes	94	94
Amounts due to related parties	4,000	3,500
Current portion of long-term debt	65	59
Total current liabilities	6,347	4,874

Long-term liabilities
Long term debt, net of current portion	203	219
Deferred income taxes	445	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	7,085	5,628

Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 31,752,858 shares (December 2012 30,845,844)	3	3
Additional paid-in capital	28,271	21,630
Stock subscriptions receivable	(500)	(500)
Accumulated Deficit	(14,300)	(12,725)
Accumulated other comprehensive income	937	455
Total One Horizon Group, Inc. stockholders' equity	14,411	8,863
Non-controlling interest	427	-
Total equity	14,838	8,863

Total liabilities and equity	$21,923	$14,491

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2013 and 2012
(in thousands, except per share data)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013 (restated)	2012 (restated)	2013 (restated)	2012 (restated)

Revenue	$2,517	$916	$5,690	$2,550

Cost of revenue - H ardware	34	322	522	387
- Amortization of software development	509	393	1,359	1,436
Gross margin	1,974	201	3,809	727

Expenses:
General and administrative	1,347	915	5,041	4,222
Depreciation	45	36	120	854
	1,392	951	5,161	5,076

Income from operations	582	(750)	(1,352)	(4,349)

Other income and expense:
Interest expense	(96)	14	(108)	(51)
Interest expense - related parties	(50)	(50)	(150)	(150)
Foreign exchange	(38)	-	(38)	5
	(184)	(36)	(296)	(196)

Income (loss) before income taxes	398	(786)	(1,648)	(4,545)

Income taxes	-	-	-	-

Net Income (loss) for the period	398	(786)	(1,648)	(4,545)

Net income (loss) attributable to the non-controlling interest	(29)	-	(73)	-

Net Income (loss) for the period atrributable to One Horizon Group, Inc.	$427	$(786)	$(1,575)	$(4,545)

Earnings per share attributable to One Horizon Group, Inc. shareholders

Basic net income per share	$0.01	$(0.03)	$(0.05)	$(0.19)

Diluted net income per share	$0.01	$(0.03)	$(0.05)	$(0.19)

Weighted average number of shares outstanding
Basic	31,767	24,552	31,538	23,658
Diluted	34,204	24,552	31,538	23,658

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2013 (restated)	2012 (restated)	2013 (retated)	2012 (restated)

Net (loss) income	$398	$(786)	$(1,648)	$(4,545)
Other comprehensive income:
Foreign currency translation adjustment gain	532	-	482	-
Comprehensive income (loss)	930	(786)	(1,166)	(4,545)

Comprehensive income (loss) attributable to the non-controlling interest	(29)	-	(73)	-

Total comprehensive income (loss)	$959	$(786)	$(1,093)	$(4,545)

See accompaying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Consolidated Statement of Equity
For the nine months ended September 30, 2013
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in		Stock Subscriptions	Accumulated Other Comprehensive Income	Non-controlling
	Number of Shares	Amount	Capital	Accumulated (Deficit)	Receivable	(Loss)	Interest	Total Equity

Balance December 31, 2012 (restated)	30,846	$3	$21,630	$(12,725)	$(500)	$455	$-	$8,863

Sale of subsidiary shares to non-controlling interest in exchange for property rights with a fair value of $500							500	500
Net (loss) (restated)				(1,575)			(73)	(1,648)
Foreign currency translation adjustment						482		482

Common stock issued for cash	807	-	6,000		-			6,000
Common stock issued for services received	101	-	643					643
Common stock repurchased	(1)	-	(2)					(2)

Balance September 30, 2013 (restated)	31,753	$3	$28,271	$(14,300)	$(500)	$937	$427	$14,838

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash provided by (used in) operating activities:	(restated)	(restated)

Operating activities:
Net income (loss) for the period	$(1,575)	$(4,545)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	120	854
Amortization of intangible assets	1,359	1,436
Common stock issued for services received	643	-
Warrants issued for services received	-	2
Net income (loss) attributable to non-controlling interest	(73)	-
Changes in operating assets and liabilities net of effects of acquistions:
Accounts receivable	(3,862)	2,757
Other assets	(193)	(654)
Accounts payable and accrued compensation and expenses	994	(1,989)

Net cash (used in) operating activities	(2,587)	(2,139)

Cash used in investing activities:

Acquisition of intangible assets	(831)	(2,263)
Acquisition of property and equipment	(121)	(198)
Note Receivable	(196)	-

Net cash (used in) investing activities	(1,148)	(2,461)

Cash provided by (used in) financing activities:

(Decrease) in long-term borrowing, net	(10)	(815)
Proceeds from issuance of common stock	6,000	6,252
Repurchase of common stock	(2)	-
Advances from related parties	500	-
Net checks issued in excess of funds	-	(92)

Net cash provided by financing activities	6,488	5,345

Increase in cash during the period	2,753	745

Cash at beginning of the period	699	371

Cash at end of the period	$3,452	$1,116

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
(formerly Intelligent Communication Enterprise Corporation)
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

Supplementary Information:

	2013	2012

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for subscription receivable	$-	$500
Common stock issued for services received	643
Sale of subsidiary shares non-controlling interest in exchange for property rights with a fair value of $500	500

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

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the six months ended December 31, 2012, as filed with the Securities and Exchange Commission on May 13, 2013 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with Securities Commission on April 15, 2014.

Principles of Consolidation and Combination

The September 30, 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Network Technology Co. Ltd. and Horizon Globex Ireland Limited.

The comparative statement of operations, comprehensive income and cash flows for the nine months ended September 30, 2013 and 2012 include the combined accounts of One Horizon Group plc, Horizon Globex GmbH and Abbey Technology GmbH. These combined financial statements present the carve-out combined financial position and results of operations of OHG without including the accounts of Satcom Global, a former wholly-owned subsidiary of OHG, which was disposed of in October 2012. All revenues, expenses, gains and losses, assets and liabilities related to the Satcom Global business have been eliminated from these combined financial statements.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Restatement of Financial Statements

One Horizon Group, Inc. (the "Company") is amending its Quarterly reported on Form 10-Q/A for the quarter ended September 30, 2013 to restate its consolidated financial statements as of September 30, 2013 and for the three and nine month period ending September 30, 2013 and 2012 to correct errors related to the recognition of revenue from sales of perpetual licenses to larger, top-tier ("Tier 1") and other ("Tier 2) telecom entities.  Contracts with Tier 1 entities typically require agreed-upon fixed payments over fixed future periods extending beyond one year.  Contracts with Tier 2 entities have long-term variable payment terms based on customer usage.  The Company historically recognized the present value of Tier 1 contracts at the time of delivery.  Revenue from Tier 2 contracts was historically recognized over the initial 5-year term on a straight-line basis.

The Company's decision to restate the aforementioned financial statements was made as a result of management's identification of errors related to the recognition of revenue from sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities.  Management subsequently determined, and the Audit Committee of the Board of Directors adopted management's conclusion that, as a result  of applying the guidance in ASC 985-605-25-32, a portion of the revenue recognized at the time of the sale of perpetual licenses to certain Tier 1 entities should have been deferred and recognized in future periods as payments became due.  The conclusion was also reached that revenue from contracts with Tier 2 entities should have been recognized based on the timing of when payments became due (which is based on usage). The errors impacted accounts receivable and deferred revenue in the consolidated balance sheets as well as revenue in the consolidated statements of operations.  As a result, revenue and net income were misstated in the consolidated statements of operations for the three  and nine months ended September 30, 2013 and 2012. Accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of September 30, 2013 and December 31, 2012. These errors were considered material to the consolidated financial statements. The effect of these errors on the consolidated results of operations for the three and nine months ended September 30, 2013  was to reduce revenues by $4.69 million and $7.63 million with net income reduced by $4.18 million and $7.03 million, respectively. Revenues for the three and nine months ended September 30, 2012 were reduced by $3.38 million and $6.3 million with net income reduced by $3.38 and $6.23 million, respectively.

The consolidated financial statements have been restated as follows.  The errors had no impact on the Company's consolidated net cash flows from investing and financing activities.  The Company has also reclassified amortization of software development costs from the prior presentation as operating expenses to cost of revenue.

	Consolidated Balance Sheet
	(in thousands)

	As of September 30, 2013
	As previously
	Reported	Adjustments	As Restated
Assets

Accounts receivable, current portion	$11,673	(6,831)	$4,842

Total current assets	15,454	(6,831)	8,623

Accounts receivable, net of current portion	44,690	(44,690)	-

Total assets	$73,444	(51,521)	$21,923

Liabilities and Stockholders' Equity

Current portion of deferred revenue	$9,800	(9,800)	$-

Income Taxes	1,941	(1,847)	94

Total current liabilities	17,993	(11,646)	6,347

Deferred revenue	24,900	(24,900)	-

Total liabilities	43,632	(36,547)	7,085

Accumulated earnings (deficit)	674	(14,974)	(14,300)

Total stockholders' equity	29,812	(14,974)	14,838

Total liabilities and stockholders' equity	$73,444	(51,521)	$21,923

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

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended September 30, 2013
	As previously
	Reported	Adjustments	As Restated
Revenue	$7,209	(4,692)	$2,517

Cost of revenue	34	509	543
Gross margin	7,175	(5,201)	1,974

Expenses	1,901	(509)	1,392

Income (loss) from operations	5,274	(4,692)	582

Other income and expense	(184)	-	(184)

Income (loss) from continuing operations before income taxes	5,090	(4,692)	398

Income taxes	508	(508)	-

Income (loss) from continuing operations	4,582	(4,184)	398

Net income (loss) attributable to non-controlling interest	(29)	-	(29)

Net income (loss) for the period attributable to One Horizon Group, Inc.	$4,611	(4,184)	$427

Earning per share:
Basic	$0.15	(0.14)	$0.01
Diluted	$0.15	(0.14)	$0.01

	Consolidated Statements of Operations
	(in thousands)

	Nine Months Ended September 30, 2013
	As previously
	Reported	Adjustments	As Restated
Revenue	$13,317	(7,627)	$5,690

Cost of revenue	522	1,359	1,881
Gross margin	12,795	(8,986)	3,809

Expenses	6,520	(1,359)	5,161

Income (loss) from operations	6,275	(7,627)	(1,352)

Other income and expense	(296)	-	(296)

Income (loss) from continuing operations before income taxes	5,979	(7,627)	(1,648)

Income taxes	598	(598)	-

Income (loss) from continuing operations	5,381	(7,029)	(1,648)

Net income (loss) attributable to non-controlling interest	(73)	-	(73)

Net income (loss) attributable to One Horizon Group, Inc.	$5,454	(7,029)	$(1,575)

Earning per share:
Basic	$0.17	(0.22)	$(0.05)
Diluted	$0.17	(0.22)	$(0.05)

	Consolidated Statements of Operations
	(in thousands)

	Three Months Ended September 30, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$4,291	(3,375)	$916

Cost of revenue	322	393	715
Gross margin	3,969	(3,768)	201

Expenses	1,344	(393)	951

Income (loss) from operations	2,625	(3,375)	(750)

Other income and expense	(36)	-	(36)

Income (loss) from continuing operations before income taxes	2,589	(3,375)	(786)

Income taxes	-	-	-

Net Income (loss) for the period	2,589	(3,375)	(786)
Earning per share:
Basic	$0.11	(0.14)	$(0.03)
Diluted	$0.10	(0.13)	$(0.03)

	Consolidated Statements of Operations
	(in thousands)

	Nine Months Ended September 30, 2012
	As previously
	Reported	Adjustments	As Restated
Revenue	$8,845	(6,295)	$2,550

Cost of revenue	387	1,436	1,823
Gross margin	8,458	(7,731)	727

Expenses	6,512	(1,436)	5,076

Income (loss) from operations	1,946	(6,295)	(4,349)

Other income and expense	(196)	-	(196)

Income (loss) from continuing operations before income taxes	1,750	(6,295)	(4,545)

Income taxes	69	(69)	-

Net Income (loss) for the period	1,681	(6,226)	(4,545)
Earning per share:
Basic	$0.07	(0.26)	$(0.19)
Diluted	$0.07	(0.26)	$(0.19)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended September 30, 2013
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$4,582	$(4,184)	$398

Comprehensive income (loss)	5,143	(4,184)	959

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Nine months ended September 30, 2013
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$5,381	$(7,029)	$(1,648)

Comprehensive income (loss)	5,936	(7,029)	(1,093)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three months ended September 30, 2012
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$2,589	$(3,375)	$(786)

Comprehensive income (loss)	2,589	(3,375)	(786)

	Consolidated Statements of Comprehensive Income
	(in thousands)

	Nine months ended September 30, 2012
	As previously
	Reported	Adjustments	As Restated

Net income (loss)	$1,681	$(6,226)	$(4,545)

Comprehensive income (loss)	1,681	(6,226)	(4,545)

	Consolidated Statements of Cash Flows
	(in thousands)

	Nine months ended September 30, 2013
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income (loss)	$5,454	(7,029)	(1,575)
Changes in operating assets and liabilities:
Accounts receivable	(24,201)	20,339	3,862
Deferred revenue	12,700	(12,700)	-
Income taxes	609	(609)	-
Net cash provided by (used in) operating activities	$(2,587)	-	(2,587)

	Consolidated Statements of Cash Flows
	(in thousands)

	Nine months ended September 31, 2012
	As previously
	Reported	Adjustments	As Restated
Cash provided by (used in) operating activities:

Operating activities
Net income (loss)	$1,681	(6,226)	(4,545)
Changes in operating assets and liabilities:
Accounts receivable	(19,082)	21,839	2,757
Deferred revenue	15,450	(15,450)	-
Income taxes	163	(163)	-
Net cash provided by (used in) operating activities	$(2,139)	-	(2,139)

Note 3 .  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The financial position, results of operations and cash flows of the Company as of and for the three and nine months ended September 30, 2013 and 2012 have been derived from the Company’s historical accounting records and are presented as a combined group. The combined financial statements do not include revenues, expenses, assets and liabilities of the former Satcom Global business which was operated through separate corporate subsidiaries. Management of the Company considers the basis on which the expenses have been allocated to the combined group to be a reasonable reflection of the utilization of the services provided to or received from during the periods presented.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $212,000 and $218,000 for doubtful accounts at both September 30, 2013 and December 31, 2012 respectively . Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At September 30, 2013 and December 31, 2012, three customers accounted for 22% and 33%, respectively, of the accounts receivable balance. Long-term payment terms for Master Licenses are provided to customers on an interest free basis, typically over five years.

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

During the nine months ended September 40, 2013 and 2012, software development costs of $831,000, and $2,263,000, respectively, have been capitalized.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets , including software development costs and customer relationships whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the nine months ended September 30, 2013 and 2012, the Company identified no impairment losses related to the Company’s long-lived assets.

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

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria has been met.  Through September 30, 2013, the Company had no sales contracts for which revenue had been recognized since inception of the arrangements.

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

Note 4 .  China Operations

During the nine months ended September 30, 2013 the Company established a subsidiary in China, Horizon Network Technology Co. Ltd. (“HNT”). The establishment of HNT is part of the Company’s strategic plan to expand the application of mobile software and related marketing efforts into emerging markets. The Company contributed $1.5 million for a 75% ownership interest in HNT. The remaining 25% ownership interest in HNT was acquired by non-related parties through the transfer of property rights  with a fair value of $500,000.

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

Note 5 .  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	September 30	December 31
	2013	2012

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	298	177
	683	562
Less accumulated depreciation	(332)	(212)

Property and equipment, net	$351	$350

Note 6 .  Intangible Assets

Intangible assets consist primarily of software development costs and customer. (in thousands)

	September 30	December 31
	2013	2012

Horizon software	$16,946	$16,085
ZTE software	494	-
C ustomer relationships	885	885
	18,325	16,970
Less accumulated amortization	(5,572)	(4,641)

Intangible assets, net	$12,753	$12,329

Amortization of intangible assets for each of the next five years is estimated to be $1,600,000 per year

Note 7 .  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	September 30	December 31
	2013	2012

Vehicle loan	$58	$67
Equipment loan	29	-
Office term loan	181	211
	268	278
Less current portion	(65)	(59)

Balance	$203	$219

Note 8 .  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	September 30	December 31
	2013	2012

Loans due to stockholders	$4,000	$3,500

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

Note 9 .  Share Capital

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

Note 10 .  Stock-Based Compensation

The s tock holders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan. This stock option plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

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

Note 1 1 .  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services to be provided during 2013 by the issuance of options to purchase 291,900 shares of common stock of the Company at December 31, 2013.

Lease Commitments

The Company incurred total rent expense of $166,147 and $147,920, for the nine months ended September 30, 2013 and 2012, respectively. Future lease commitments are as follows for the years ending December 31 :

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

Reverse Stock Split and Change of Domicile

On August 29, 2013, our 1-for-600 reverse stock split became effective for purposes of the securities markets.  The shares of the Company’s common stock will continue to trade on a split-adjusted basis on the OTCQB.  The ticker symbol for the Company will not change although a “D” was appended to the trading symbol such that the trading symbol temporarily appeared as “OHGID” for 20 trading days to alert the public regarding the reverse stock split. The new CUSIP number for the Company’s common stock post-reverse stock split is 68235H 205.  The Company’s Board of Directors approved the reverse stock split of its common stock at a ratio of 1-for-600 and the measure was approved by s tock holders at the Company’s Annual Meeting held on August 6, 2013. It was filed with the relevant state legal authority and became effective under state law on that date. The reverse stock split proportionately reduces the number of all issued and outstanding shares of the Company’s common stock and likewise adjusts the amount of common stock underlying stock options and warrants outstanding immediately prior to the effectiveness of the reverse stock split.  As a result of the reverse stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 18.9 billion pre-reverse stock split shares to approximately 31.5 million post-reverse stock split shares.

As previously announced, as a result of the reverse stock split, the Company will not issue fractional shares of common stock to s tock holders, including shareholders holding less than 600 shares.  S tock holders otherwise entitled to fractional shares are entitled to receive a cash payment equal to the closing price of the Company’s common stock as reported by the OTCQB on the effective date of the reverse split under state law, or $0.01 per post-split fractional share.  The reverse stock split will otherwise affect all shareholders uniformly and not affect any s tock holder's ownership percentage of the shares of the Company’s common stock.

In addition, the Company’s change of domicile from Pennsylvania to Delaware became effective on August 26, 2013.  The change of domicile had also been approved by the Board of Directors and by s tock holders at the Company’s Annual Meeting held on August 6, 2013.

Additional information regarding the reverse stock split and change of domicile can be found in a definitive information statement filed with the Securities and Exchange Commission on June 26, 2013 and which was mailed to all shareholders of record as of July 5, 2013.

Results of Operations

Comparison of Three Months September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change
	(restated)	(restated)
Revenue	$2,517	$916	$1,601	174.8%

Cost of revenue	543	715	(172)	(24.1)

Gross margin	1,974	201	1,773	882.1

Operating expenses:

General and administrative	1,347	915	432	47.2
Depreciation	45	36	9	25.0

Total operating expenses	1,392	951	441	46.4

Income (loss) from operations	582	(750)	1,332	177.6

Other income (expense)
Interest expense (income)	(96)	(14)	110	785.7
Interest expense – related parties	(50)	(50)	-	-
Foreign exchange	(38)	-	(38)	N/A

Income (loss) before income taxes	398	(786)	1,184	150

Income taxes	-	-	-	-
Net income (loss) for period	398	(786)	1,184	150%

Net (loss) attributable to non-controlling interest	(29)	-	(29)	N/A

Net income (loss) attributable to One Horizon Group, Inc.	$427	$(786)	$1,213	154.3%

Revenue: Our revenue for the three months ended September 30, 2013 was approximately $2,517,000 as compared to approximately $916,000 for the three months ended September 30, 2012, an increase of $1,601,000 , or 174.8%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $543,000 for the three months ended September 30, 2013, or 21.6% of sales, compared to cost of revenue of approximately $715,000 , or 78.1 % of sales for the three months ended September 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with amortization of software development costs.

Gross Margin: Gross margin for the three months ended September 30, 2013 was approximately $ 1,974,000 as compared to $201,000 for the three months ended September 30, 2012, an increase of 972.1% . The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.  Gross margin as a percentage of revenue increased from 21.9% to 78.4 % for the three months ended September 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation, , were approximately $1,392,000 for the three months ended September 30, 2013 as compared to $951,000 for the three months ended September 30, 2012. The operating expenses represented 55.3% of sales for the three months ended September 30, 2013 as compared to 103.8% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as expected sales of the Horizon Platform solution continue to grow.  The operating expenses for the three months ended September 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  The stock compensation expenses included approximately $50,000 for 33,333 restricted shares.  This is a one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the Company’s entry into the U.S. public markets.

Net (loss) Income: Net income for the three months ended September 30, 2013 was approximately $398,000 as compared to net loss of $786,000 for the same period in 2012. The increase in net income reflected the growth in the business and sales.

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $29,000 for the three months ended September 30, 2013. The remaining portion of net income of $427,000 for the three months ended Septermber 30, 2013 was attributable to the stockholders of the Company.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2013	2012	Increase/ (decrease)	Percentage Change
	(restated)	(restated)
Revenue	$5,690	$2,550	$3,140	123.1%

Cost of revenue	1,881	1,823	58	3.2

Gross margin	3,809	727	3,082	423.9

Operating expenses:

General and administrative	5,041	4,222	819	19.4
Depreciation	120	854	(734)	(85.9)

Total operating expenses	5,161	5,076	85	1.7

Loss from operations	(1,352)	(4,349)	2,997	(69)

Other income (expense)
Interest expense	(108)	(51)	57	111.8
Interest expense – related parties	(150)	(150)	-	N/A
Foreign exchange gain , net	(38)	5	43	860.0

Loss before income taxes	(1,648)	(4,545)	2,897	638

Income taxes	-	-	-	-
Net loss for period	(1,648)	(4,545)	2,987	638

Net ( loss ) attributable to non-controlling interest	(73)	-	(73)	N/A

Net loss attributable to One Horizon Group, Inc.	$(1,575)	$(4,545)	$2,970	654

Revenue: Our revenue for the nine months ended September 30, 2013 was approximately $5,690,000 as compared to approximately $2,550,000 for the nine months ended September 30, 2012, an increase of $3,140,000 , or 123.1%. The increase in our revenue was due to the ongoing growth in sales of the Horizon Platform and licenses. The Company expects sales to continue to grow as more companies sign up for the Horizon Platform.

Cost of Revenue: Cost of revenue was approximately $1,881,000 for the nine months ended September 30, 2013, or 33.6% of sales, compared to cost of revenue of $1,823,000 , or 71.5 % of sales for the nine months ended September 30, 2012. Our cost of revenue is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with amortization of software development costs .

Gross Margin: Gross margin for the nine months ended September 30, 2013 was approximately $3,809,000 as compared to $727,000  for the nine months ended September 30, 2012, an increase of 423.9%. The main reason for the increase in gross margin is the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. Gross margin as a percentage of revenue increased from 28.5 % to 66.9 % for the nine months ended September 30, 2013.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation, were approximately $5,161,000 for the nine-month period ended September 30, 2013 as compared to $5,076,000 for the nine months ended September 30, 2012. Operating expenses represented 90.7% of sales for the nine months ended September 30, 2013 as compared to 199.1% of sales for the same period in 2012. Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  The operating expenses for the nine months ended September 30, 2013 included various public company expenses including stock-based compensation, and various legal and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as expected sales of the Horizon Platform solution continue to grow.  The stock compensation expenses included approximately $643,000 for 100,876 restricted shares issued as partial consideration with an advisory firm to provide certain business and corporate development services.  This is a one-time non-cash charges related to management efforts to develop corporate governance and capital markets strategies as well as investor and public relation programs for the Company’s entry into the US public markets.

Net Loss : Net loss for the nine months ended September 30, 2013 was approximately $1,648,000 as compared to net loss of $4,545,0 00 for the same period in 2012. The de crease in net loss reflected the growth in the business and sales.

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $73,000 for the nine months ended September 30, 2013.

As described above, the net loss for the nine months ended September 30, 2013 included approximately $643,000 of stock based compensation expenses related to the issuing of shares to outside advisors.   Without these stock compensation expenses, net loss on a non-GAAP basis attributable to the stockholders of the Company would have been approximately $1,005,000 for the nine months ended September 30, 2013.

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

Unaudited Reconciliation of GAAP to Non-GAAP Measures

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Three months ended September 30, 2013

	GAAP	(1)	Non-GAAP

Loss attributable to stockholders	$(427,000)	$50,000	$(377,000)

(1) Non cash equity compensation for the Company’s capital markets advisors

ONE HORIZON GROUP, INC.
Unaudited Reconciliation of GAAP to Non-GAAP
Nine months ended September 30, 2013

	GAAP	(1)	Non-GAAP

Loss attributable to stockholders	$(1,648,000)	$643,000	$(1,005,000)

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

Our working capital as of September 30, 2013 was approximately ($2.3) million, as compared to a working capital deficit of approximately ($3.1) million as of December 31, 2012.  The increase in working capital was primarily due to investment in equity totaling $6.0 million received during the period, together with the increase in accounts receivable associated with the increase in revenues.
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

ITEM 4.CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. At the time we originally filed this report, based on their evaluation, our Certifying Officers, concluded that, because of the material weaknesses in our internal control over financial reporting described below and the Company’s failure to file all Current Reports on Form 8-K required under the Exchange Act within their required time periods, as of  September 30, 2013, our disclosure controls and procedures were not effective. As a result of certain events discussed below, as of the date of this Amended Report, management, including our Certifying Officers, confirmed that our disclosure controls and procedures are not effective, as of September 30, 2013 and December 31, 2013.

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