Form 10-Q
period 2014-03-31
One Horizon Group, Inc.
filed 2014-05-20
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 12, 2014, 32,935,069 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$789	$2,070
Accounts receivable	7,214	7,264
Other assets	751	139
Total current assets	8,754	9,473

Property and equipment, net	315	315
Intangible assets, net	12,671	12,760
Investment	23	23
Total assets	$21,763	$22,571

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$371	$661
Accrued expenses	865	964
Accrued compensation	48	59
Income taxes	94	117
Amounts due to related parties	3,500	3,500
Current portion of long-term debt	66	65
Total current liabilities	4,944	5,366

Long-term liabilities
Long term debt, net of current portion	168	184
Deferred income taxes	289	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	5,491	6,085

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 32,935,069 shares (December 2013 32,920,069)	3	3
Additional paid-in capital	28,463	28,269
Retained Earnings (Deficit)	(13,707)	(13,319)
Accumulated other comprehensive income	1,160	1,137
Total One Horizon Group, Inc., stockholders' equity	15,919	16,090
Non-controlling interest	353	396
Total Equity	16,272	16,486
Total liabilities and equity	$21,763	$22,571

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2014 and 2013
(in thousands, except per share data)
(unaudited)

	2014	2013

Revenue	$1,185	$1,919

Cost of revenue:
Hardware	12	7
Amortization of software development costs	486	446
	498	453

Gross margin	687	1,466

Expenses:
General and administrative	1,178	1,473
Depreciation	48	36
	1,226	1,509

Loss from operations	(539)	(43)

Other income and expense:
Interest expense	(40)	(55)
Foreign exchange	(9)	-
Interest income	1	-
	(48)	(55)

Income (Loss) before income taxes	(587)	(98)

Income taxes (recovery) - deferred	(156)	-

Net (Loss) for the period	(431)	(98)

Net (Loss) attributable to non-controlling interest	(43)	-

Net Income (Loss) for the period attributable to One Horizon Group, Inc.	$(388)	$(98)

Earnings (Loss) per share

Basic and diluted net income (loss) per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	32,934	31,213

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013

Net (loss)	$(431)	$(98)
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	23	(63)
	(408)	(161)
Comprehensive loss attributable to the non-controlling interest	43

Total comprehensive income (loss)	$(365)	$(161)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the three months ended March 31, 2014
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling	Total
	Number of Shares	Amount	Capital	(Deficit)	(Loss)	Interest	Equity

Balance December 31, 2013	32,921	$3	$28,269	$(13,319)	$1,137	$396	$16,486

Net (loss)				(388)		(43)	(431)
Foreign currency translations					23		23

Common stock issued for services received	15		65				65

Options issued for services			129				129

Balance March 31, 2014	32,936	$3	$28,463	$(13,707)	$1,160	$353	$16,272

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013

Cash provided by (used in) operating activities:

Operating activities:
Net loss for the period	$(388)	$(98)

Adjustment to reconcile net loss for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	48	36
Amortization of intangible assets	486	446
Common shares issued for services received	65	-
Options issued for services	129	-
Deferred income taxes benefit	(156)	-
Net loss attributable to non-controlling interest	(43)	-
Changes in operating assets and liabilities:
Accounts receivable	50	(931)
Other assets	(612)	(120)
Accounts payable and accrued expenses	(400)	197

Net cash (used in) operating activities	(821)	(470)

Cash flows from investing activities:

Acquisition of intangible assets	(350)	(245)
Acquisition of property and equipment	(48)	(12)

Net cash (used in) investing activities	(398)	(257)

Cash flows from financing activities:

Increase (decrease) in long-term borrowing, net	(15)	(12)
Advances from related parties, net of repayment	-	500

Net cash provided by (used in) financing activities	(15)	488

Increase (decrease) in cash during the period	(1,234)	(239)
Foreign exchange effect on cash	(47)	-

Cash at beginning of the period	2,070	699

Cash at end of the period	$789	$460

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2014 and 2013
(in thousands)
(unaudited)

Supplementary Information:

	2014	2013

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for subscription receivable	-	6,000,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Principles of Consolidation and Combination

The March 31, 2014 and 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Network, Horizon Globex Ireland Limited, Global Phone Credit Limited and Ishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $212,000 and $212,000 for doubtful accounts at March 31, 2014 and December 31, 2013, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At March 31, 2014 and December 31, 2013, three customers accounted for 22% and one customer accounted for 15%, respectively, of the accounts receivable balance.

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

During the three months ended March 31, 2014 and 2013 software development costs of $350,000 and $245,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three months ended March 31, 2014 and 2013 the Company identified no impairment losses related to the Company’s long-lived assets.

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

●	Revenues for user licenses purchased by customers are recognized when the user license is delivered.
●	Revenues for maintenance services are recognized over the period of delivery of the services.

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

For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that the fee in the transaction is not fixed and determinable.   This presumption however, may be overcome if persuasive evidence demonstrates that the Company has a business practice of extending payment terms and has been successful in collecting under the original terms, without providing any concessions.  In doing so, the Company considers if the arrangement is sufficiently similar to historical arrangements in terms of similar customers and products is assessing whether there is evidence of a history of successful collection.

In order to determine the Company’s historical experience is based on sufficiently similar arrangements, the Company considers the various factor including the types of customers and products, product life cycle, elements Included in the arrangement, length of payment terms and economics of license arrangement.

If the presumption cannot be overcome due to a lack of such evidence, revenue should be recognized as payments become due, assuming all other revenue recognition criteria has been met.

Leases

Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under finance leases are recognized as assets of the Company at their fair value or, if lower, at the present value of the minimum lease payments, each determined at the inception of the lease. The corresponding liability to the lessor is included in the balance sheet as long term debt. Lease payments are apportioned between finance charges and reduction of the lease obligation so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Benefits received and receivable as an incentive to enter into an operating lease are also spread on a straight-line basis over the lease term.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three months ended March 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the three months ended March 31, 2014 and 2013.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three months ended March 31, 2014 and 2013, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net income (loss), foreign currency translation adjustment, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	March 31	December 31
	2014	2013

Leasehold improvements	$265	$265
Motor vehicles	120	120
Equipment	358	310
	743	695
Less accumulated depreciation	(428)	(380)

Property and equipment, net	$315	$315

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	March 31	December 31
	2014	2013

Horizon software	$18,025	$17,599
ZTEsoft Telecom software	497	497
Contractual relationships	885	885
	19,407	18,981
Less accumulated amortization	(6,736)	(6,221)

Intangible assets, net	$12,671	$12,760

Amortization of intangible assets for each of the next five years is estimated to be $1,900,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	March 31	December 31
	2014	2013

Vehicle loan	$48	$51
Equipment loan	24	27
Office term loan	162	171
	234	249
Less current portion	(66)	(65)

Balance	$168	$184

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2014	2013

Loans due to stockholders	$3,500	$3,500

Loans due to stockholders include

●
Balance of loans, advanced during 2011, of $1,500,000 which are unsecured and have an interest rate of 10%. During the three months ended March 31, 2014 and 2013 interest of $37,500 and $50,000, respectively, has been accrued.

●
Loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $5.14 per share.

●
Convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2015. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 48,650 shares of common stock for each loan so repaid.

●
During the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $22,500 and $nil has been recognized in the three months ended March 31, 2014 and 2013, respectively. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

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

No shares of preferred stock are issued and outstanding as of March 31, 2014 and December 31, 2013.

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

The application of this stock consolidation has been shown retroactively in these consolidated financial statements.

During the three months ended March 31, 2014, the Company:

●	issued 15,000 shares of common stock for services received with a fair value of $64,500.

During the year ended December 31, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000
●	issued 62,543 shares of common stock for services received with a fair value of $562,891.
●	issued 806,452 shares of common stock for $6 million cash.
●	issued 33,333 shares of common stock for services received with a fair value of $50,000.
●	issued 1,167,600 shares of common stock upon the exercise of warrants with an exercise price of $nil

Stock Purchase Warrants

At March 31, 2014, the Company had reserved 519,986 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
403,226	5.94	January 2018

There were no warrants issued or exercised during the three months ended March 31, 2014.

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

During the three months ended March 31, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. On January 1, 2014 the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of March 31, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2013	-	$
Options issued	500,000	4.54
Outstanding at March 31, 2014	500,000	4.54

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,200,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting period. The amount of $129,000 has been recognized during the three months ended March 31, 2014. As at March 31, 2014, there was unrecognized compensation expense of approximately $1.4 million to be recognized over a period of 2.75 years.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of March 31, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2012	652,121	0.66
Options forfeited	67,471	1.79
Outstanding at December 31, 2013 and March 31, 2014	584,650	$0.53

There were no options exercised during the three months ended March 31, 2014.

The following table summarizes stock options outstanding at March 31, 2014:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2014	(Years)	2014	2014
$0.51	850	1.58	850	$4,454
0.53	291,900	6.25	291,900	1,523,718
0.53	291,900	8.75	-	-
4.54	500,000	9.75	-	-

At March 31, 2014, 4,584,650 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the 2014 options granted were: risk-free interest rate of 1.68%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 192%

Note 10.  Commitments and Contingencies

The Company has an agreement with an employee to pay for certain services to be provided during 2014 by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $42,000 and $40,000, respectively, for the three months ended March 31, 2014 and 2013.

Minimum contractual commitments, as of March 31, 2014,is as follows:

	Operating	Long-term
	leases	Financing

2014	$104,000	$51,000
2015	75,000	87,000
2016	75,000	48,000
2017	75,000	45,000
2018	-	4,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three ended March 31, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2013 and 2012  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

 Recent developments

During the first quarter of our 2014 fiscal year, we expanded our Irish software development team with the addition of a new senior software developer at our recently opened software research and development office at the Nexus Innovation Center on the campus of the University of Limerick.  We believe that the further expansion of our Irish development team will allow the further advance  our unique mobile VOIP solutions.

 We also completed the development of the Horizon billing system.  The completion of the Horizon Billing System software add-on package allows One Horizon to deliver an additional turn-key element to our customers that will allow our customers to invoice their customers and enterprise on a postpaid monthly basis.  This adds greater flexibility and reach to the Horizon platform as offered by our customers to those subscribers that wish to utilize the service on a post paid basis.

In March  2014, we expanded our software development capabilities for China by hiring 4 new junior software developers in our Horizon Nanjing JV, known as Horizon Network Technology Co. Ltd..  We believe that the expansion of our software development team at our Chinese joint venture will support the company’s strategy of  continuing to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones while working within the constraints of local regulations.

During the three months ended March 31, 2014, Chongqing Leixin Network Technology (“Leixin”), a joint venture with Leiqiang Telecommunications Co. Ltd (“Leiqiang”) and Ishuo Network Information Co., Ltd. (a PRC entity controlled by us) that is delivering the 95131 area code to smartphones throughout China, commenced the first phase of its infrastructure rollout in five cities in China: Tianjin, Beijing, Chongqing, Changchun and Shijiazhuang.  These initial five locations will connect the 95131 to the national telephone network to commence the commissioning of the Leixin VoIP service in China.  As of March 2014, we have successfully installed eight servers in  support of Leixin smart phone app   The Leixin smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" that utilizes the 95131 area code number range and One Horizon's proprietary communication software, an industry first. The "Virtual SIM" will be deployed via a Leixin-branded smart phone app that will also make use of the One Horizon on-line payment service to enable the purchase of call and message credits as well as the purchase and sharing of Stickers, Emojis & Emoticons. Combined with One Horizon's location aware mobile advertising services, the Leixin branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. Leixin will seek to acquire 100 million new app subscribers for the Leixin branded smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2014	2013	Increase/ (decrease)	Percentage Change

Revenue	$1,185	$1,919	$(734)	(38.3)%

Cost of revenue	498	453	45	10.0

Gross margin	687	1,466	(779)	(53.9)

Operating expenses:

General and administrative	1,178	1,473	(295)	(20.1)
Depreciation	48	36	12	33.3

Total operating expenses	1,226	1,509	(283)	(18.8)

Income (loss) from operations	(539)	(43)	(496)

Other income (expense)
Interest expense	(48)	(55)	(7)	12.7
Income (Loss) before income taxes	(587)	(98)	(489)

Income taxes (recovery) - deferred	(156)	-	-	-
Net income (loss) for period	(431)	(98)	333

Net income (loss) attributable to non-controlling interest	(43)		(43)

Net income (loss) attributable to One Horizon Group, Inc.	(388)	(98)	290

Revenue: Our revenue for the three months ended March 31, 2014 was approximately $1.19 million as compared to approximately $1.92 million for the three months ended March 31, 2013, a decrease of $0.73  million, or 38%. When compare to the same quarter in 2013, the reduction in Revenue was primarily due to revenue generated in 2013 for the maintenance of a banking software which is now no longer supported by One Horizon, and  licenses for a customer booked in January 2013 were due for renewal in December 2013 and as a consequence were issued and invoiced in December 2013. The total effect of these two items was a reduction in revenue of roughly $700,000.  The Company expects sales trend to reverse going forward and that sales will begin to grow as more companies sign up for the Horizon Platform.

As of March 31, 2014, the following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized to date as well as the revenue recognized during the 3  months ended March 31, 2014. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type
	Contract Value	Balance to be	Revenue recognized	Revenue for 3 months
		recognized	to date	ending 3/31/2014
Tier 1	$13,425,000	$9,512,500	$3,912,500	$500,000
Tier 2	49,000,000	44,361,419	4,638,581	160,000

Total	$62,425,000	$53,873,919	$8,551,081	$660,000

In addition to the above revenue recognized from Master Licenses of approximately $660,000, the Company also recognized approximately $525,000 from the sale of user licenses, consultancy and maintenance services.

Cost of Revenue: Cost of revenue was approximately $498,000 for the three months ended March 31, 2014, or 42% of sales, compared to cost of  revenue of $453,000, or 24% of sales for the three months ended March 31, 2013. Our cost of sales is primarily composed of the amortization of software development costs. In addition when a customer requires ancillary hardware there are costs relating to the provision of that hardware.

Gross Profit: Gross profit for the three months ended March 31, 2014 was approximately $0.69 million as compared to $1.47 million  for the three months ended March 31, 2013, an decrease of roughly 54%. The main reason for the decrease in gross profit  was the reduction in revenue as described  above.  Management expects this trend to reverse and gross profit to increase going forward due to the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation  were approximately $1.2 million and $1.5 million in the three month periods ended March 31, 2014 and 2013. The $1.2 million in operating expenses was in excess of sales for the three months ended March 31, 2014 as compared to 79% of sales for the same period in 2013. The reduction in expenditure arose from reduced accounting and legal costs incurred from the high level incurred in 2013 following the reverse takeover by One Horizon Group of Intelligent Communications Enterprise together with reduced staff costs following a transition of certain development positions from Switzerland to Ireland and due to recognition of certain development work as being commercially viable and therefore eligible under GAAP to be capitalized.

Net Loss: Net Loss for the three months ended March 31, 2014 was approximately $388,000 as compared to net loss of approximately $98,000 for the same period in 2013. The increase in net loss reflected a reduction in revenue offset partly by a reduction in operating expenses for reasons set out above. Despite the reduction in revenue, when compared to the same quarter in 2013, the Company showed a breakeven position when adjusted for non cash items of depreciation and amortization. In addition the group had incurred other non cash expenditure of $194,060 due to the issue of 15,000 shares to Newport Coast Securities and issue of staff options. Management believe that the net loss will be reduced going forward due to future growth in the business and sales.

Going forward, management believes the Company will continue to grow the business and increase sales if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally. Management also expects profitability to increase as revenue is expected to increase more than new operating costs related to public company expenses.

Non-Controlling Interest:  The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $43,000 for the three months ended March 31, 2014. The remaining portion of net loss of $388,000 for the three months ended March 31, 2014 was attributable to the stockholders of the Company.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $23,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Three Months Ended March 31, 2014  and March 31, 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2014	2013
Net cash (used in) operating activities	(821)	(470)
Net cash (used in) investing activities	(398)	(257)
Net cash provided by (used in) financing activities	(15)	488

Net cash used by operating activities was approximately $821,000 for the three months ended March 31, 2014 as compared to net cash used of $470,000 for the same period in 2013. The increase in cash used by operations was primarily due to the increase in cash used for other assets and accounts payable and accrued expenses.

Net cash used in investing activities was approximately $398,000 and $257,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash used in financing activities was $15,000 for the three months ended March 31, 2014 as compared to net cash provided by financing activities amounted to $488,000 for the three months ended March 31, 2013. Cash used by financing activities in 2013 was primarily due to repayment in long term bank borrowing.  Cash provided by financing activities in 2013 was primarily due to the advances from related parties.

Our working capital as of March 31, 2014 was approximately $3.8 million.  Our working capital, as of December 31, 2013 was approximately $4.1 million

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

ITEM 4.CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our current chief executive officer and chief financial officer (our “Certifying Officers”),, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014)

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

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

ONE HORIZON GROUP, INC.

Date: May 16, 2014	By:	Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.
Date: May 16, 2014	/s/ Mark White
Mark White President, Chief Executive Officer, and Director

Date: May 16, 2014	/s/ Martin Ward
Martin Ward, Chief Financial Officer, Principal Finance and Accounting Officer and Director

Date: May 16, 2014	/s/ Brian Collins
Brian Collins, Vice President, Chief Technology Officer and Director