Form 10-Q
period 2014-06-30
One Horizon Group, Inc.
filed 2014-08-12
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 7, 2014, 32,921,533  shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(in thousands, except share data)
(unaudited)
	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$424	$2,070
Accounts receivable	7,938	7,264
Other assets	854	139
Total current assets	9,216	9,473

Property and equipment, net	270	315
Intangible assets, net	12,411	12,760
Investments	21	23
Total assets	$21,918	$22,571

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$681	$661
Accrued expenses	1,227	964
Accrued compensation	50	59
Income taxes	94	117
Amounts due to related parties	3,500	3,500
Current portion of long-term debt	66	65
Total current liabilities	5,618	5,366

Long-term liabilities

Long term debt, net of current portion	153	184
Deferred income taxes	289	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,150	6,085

Stockholders' Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
no shares issued or outstanding	-	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 32,935,069 shares (December 2013 32,920,069)	3	3
Additional paid-in capital	28,592	28,269
Accumulated deficit	(14,230)	(13,319)
Accumulated other comprehensive income	1,072	1,137
Total One Horizon Group, Inc. stockholders' equity	15,437	16,090
Non-controlling interest	331	396
Total stockholders' equity	15,768	16,486

Total liabilities and stockholders' equity	$21,918	$22,571

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2014 and 2013
(in thousands, except share data)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Revenue	$1,304	$1,253	$2,489	$3,172

Cost of revenue:
Hardware	66	481	128	488
Amortization of software development costs	483	404	969	850
Gross margin	755	368	1,392	1,834

Expenses:
General and administrative	1,190	2,221	2,318	3,694
Depreciation	46	39	94	75
	1,236	2,260	2,412	3,769

Loss from operations	(481)	(1,892)	(1,020)	(1,935)

Other income and expense:
Interest expense	(20)	(7)	(20)	(12)
Interest expense - related parties	(35)	(50)	(75)	(100)
Foreign exchange	(10)	-	(19)	-
Interest income	1	-	2	-
	(64)	(57)	(112)	(112)

Loss before income taxes	(545)	(1,949)	(1,132)	(2,047)

Income taxes expense (benefit)	-	-	(156)	-

Net Loss for the period	(545)	(1,949)	(976)	(2,047)

Loss attributable to the non-controlling interest	(22)	(44)	(65)	(44)

Net Loss for the period attributable to One Horizon Group, Inc.	$(523)	$(1,905)	$(911)	$(2,003)

Earnings (loss) per share attributable to One Horizon Group, Inc. shareholders

Basic and diluted net (loss) per share	$(0.02)	$(0.06)	$(0.03)	$(0.06)

Weighted average number of shares outstanding
Basic and Diluted	32,935	31,676	32,935	31,446

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Net Loss	$(545)	$(1,949)	$(976)	$(2,047)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	(84)	13	(65)	(50)
Total comprehensive loss	(629)	(1,936)	(1,041)	(2,097)

Comprehensive loss attributable to the non-controlling interest	(22)	(44)	(65)	(44)

Comprehensive loss attributable to One Horizon Group, Inc.	$(607)	$(1,892)	$(976)	$(2,053)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the six months ended June 30, 2014
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling	Total
	Number of Shares	Amount	Capital	(Deficit)	(Loss)	Interest	Equity

Balance December 31, 2013	32,921	$3	$28,269	$(13,319)	$1,137	$396	$16,486

Net income (loss)				(911)		(65)	(976)
Foreign currency translations					(65)		(65)

Common stock issued for services received	15		65				65

Options issued for services			258				258

Balance June 30, 2014	32,936	$3	$28,592	$(14,230)	$1,072	$331	$15,768

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash provided by (used in) operating activities:

Net income (loss) for the period	$(911)	$(2,003)

Adjustment to reconcile net income (loss) for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	94	75
Amortization of intangible assets	969	850
Common stock issued for services received	65	593
Options issued for services received	258	-

Deferred income taxes	(156)	-
Warrants issued for services received	-	247

Net income (loss) attributable to non-controlling interest	(65)	(44)
Changes in operating assets and liabilities:

Accounts receivable	(674)	(2,181)
Other assets	(715)	(86)
Accounts payable and accrued expenses	276	821

Net cash provided by (used in) operating activities	(859)	(1,728)

Cash used in investing activities:

Acquisition of intangible assets	(637)	(494)
Acquisition of property and equipment	(49)	(104)
Other assets	-	(31)

Net cash (used in) investing activities	(686)	(629)

Cash provided by (used in) financing activities:

Increase (decrease) in long-term borrowing, net	(30)	2
Proceeds from issuance of common stock	-	3,100
Advances from related parties, net of repayment	-	500

Net cash provided by (used in) financing activities	(30)	3,602

Increase (decrease) in cash during the period	$(1,575)	$1,245
Foreign exchange effect on cash	(71)	-

Cash at beginning of the period	2,070	699

Cash at end of the period	$424	$1,944

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2014 and 2013
(in thousands)
(unaudited)

Supplementary Information:

	2014	2013

Interest paid	$-	$-
Income taxes paid	-	-
Non-cash transactions:
Common stock issued for subscription receivable	-	2,900
Common stock issued for services received	-	593
Warrants issued, and vested, for services received	-	247
Contribution of software for non-controlling interest in exchange for software with a fair value of $500	-	500

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Principles of Consolidation and Combination

The June 30, 2014 and 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc (“OHG”), Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited,  Horizon Globex Ireland Limited, Global Phone Credit Limited and Ishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $212,000 and $218,000 for doubtful accounts at June 30, 2014 and 2013, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. At June 30, 2014 and December 31, 2013, two customers accounted for 24% and one customer accounted for 15%, respectively, of the accounts receivable balance.

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

During the six months ended June 30, 2014 and 2013 software development costs of $637,000 and $494,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six months ended June 30, 2014 and 2013 the Company identified no impairment losses related to the Company’s long-lived assets.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three and six months ended June 30, 2014 and 2013.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the three and six months ended June 30, 2014 and 2013.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and six months ended June 30, 2014 and 2013, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, amounts due to related parties and long-term debt.  The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature valued consistent with the use of level 2 inputs. The fair value of amounts due to related parties is not determinable.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 - Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU will be effective for us in our first quarter of 2018.  Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

Note 3.  China Operations

During the year ended December 31, 2013,  the Company established a subsidiary in China, Horizon Network Technology Co. Ltd. (“HNT”). The establishment of HNT is part of the Company’s strategic plan to expand the application of mobile software and related marketing efforts into emerging markets. The Company contributed $1.5 million for a 75% ownership interest in HNT. The remaining 25% ownership interest in HNT was acquired by non-related parties through the transfer of noncash assets with a fair value of $500,000.

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	June 30	December 31
	2014	2013

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	358	310
	743	695
Less accumulated depreciation	(473)	(380)

Property and equipment, net	$270	$315

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit (in thousands):

	June 30	December 31
	2014	2013

Horizon software	$18,214	$17,599
ZTEsoft Telecom software	494	497
Contractual relationships	885	885
	19,593	18,981
Less accumulated amortization	(7,182)	(6,221)

Intangible assets, net	$12,411	$12,760

Amortization of intangible assets for each of the next five years is estimated to be $1,900,000 per year.

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands) :

	June 30	December 31
	2014	2013

Vehicle loan	$44	$51
Equipment loan	22	27
Office term loan	153	171
	219	249
Less current portion	(66)	(65)

Balance	$153	$184

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands):

	June 30	December 31
	2014	2013

Loans due to stockholders	$3,500	$3,500

Loans due to stockholders include:

●
Balance of loans, advanced during 2011, of $1,500,000 which are unsecured and have an interest rate of 10%. During the six months ended June 30, 2014 and 2013 interest of $75,000 and $100,000, respectively, has been accrued.

●
Loans advanced by two officers and directors during 2012 totaling $1,500,000 which are unsecured and have an interest rate of 0.21%. The loans are due on or before December 31, 2014 and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $5.14 per share.

●
Convertible loans advanced in January 2013 from two officers and directors in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and are repayable on or before January 22, 2015. The Company has the option to repay the loans, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loans in full by the issuance of shares the Company will issue 48,650 shares of common stock for each loan so repaid.

During the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased a perpetual software license with total commitment of $2.0 million, of which $22,500 and $nil have been recognized in the six months ended June 30, 2014 and 2013, respectively. The Company owns a cost based investment interest of 18% in the voting capital of the customer.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of June 30, 2014 and December 31, 2013.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the six months ended June 30, 2014, the Company:

●	issued 15,000 shares of common stock for services received with a fair value of $64,500.

During the year ended December 31, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000
●	issued 62,543 shares of common stock for services received with a fair value of $562,891.
●	issued 806,452 shares of common stock for $6 million cash.
●	issued 33,333 shares of common stock for services received with a fair value of $50,000.
●	issued 1,167,600 shares of common stock upon the exercise of warrants with an exercise price of $nil

Stock Purchase Warrants

At June 30, 2014, the Company had reserved 519,986 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$ 0.86	no expiry date
403,226	$ 5.94	January 2018

There were no warrants issued or exercised during the six months ended June 30, 2014.

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

There are 3,000,000 shares of common stock available for granting awards under the plan. Each year, commencing 2014 until 2016, the number of shares of common stock available for granting awards shall be increased by the lesser of 1,000,000 shares of common stock and 5% of the total number of shares of common stock outstanding.

During the six months ended June 30, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options shall become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. On January 1, 2014,  the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of June 30, 2014 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2013	-	$-
Options issued	500,000	4.54
Outstanding at June 30, 2014	500,000	4.54

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,200,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting period. The amount of $258,000 has been recognized during the six months ended June 30, 2014. As of June 30, 2014,  there was unrecognized compensation expense of approximately $1.3 million to be recognized over a period of 2.5 years.

Prior to the adoption of 2013 Equity Incentive Plan,  the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of June 30, 2014 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2013	584,650	$0.53
Options forfeited or issued	-	-
Outstanding at December 31, 2013 and June 30, 2014	584,650	0.53

Other than the options to purchase 500,000 shares of common stock issued under 2013 Equity Incentive Plan, there were no options issued, exercised or forfeited during the six months ended June 30, 2014.

The following table summarizes stock options outstanding at June 30, 2014:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	June 30,	Life	June 30,	June 30,
Exercise Price	2014	(Years)	2014	2014
$0.51	850	1.33	850	$3,222
0.53	291,900	6.00	291,900	1,100,463
0.53	291,900	8.50	-	-
4.54	500,000	9.50	-	-

At June 30, 2014, 4,584,650 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.68%, an expected life of 3 years, a dividend yield of 0.0%, and a stock price volatility factor of 192%.

Note 10.  Commitments and Contingencies

The Company has an agreement with an employee to pay for certain services provided and to be provided during 2014by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $47,000 and $72,000, respectively, for the six months ended June 30, 2014 and 2013.

Minimum contractual commitments, as of June 30, 2014, is as follows:

	Operating	Long-term
	leases	Financing

2014	$86,000	$33,000
2015	75,000	87,000
2016	75,000	48,000
2017	75,000	45,000
2018	-	4,000

Note 11.   Subsequent Events

Series A Preferred Financing

On July 21, 2014, in connection with a security purchase agreement between the Company and certain investors, we closed a private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, initially convertible into 17,094 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share. The Financings were completed in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933.

The holders of Series A Preferred Stock are entitled to receive cumulative dividends during a period of twenty-four (24) months from and after the Issuance Date (the “Dividend Period”). During the Dividend Period, for each outstanding share of Series A Preferred Stock, dividends shall be payable quarterly in cash, at the rate of 10% per annum, on or before each ninety (90) day period following the Issuance Date (each, a "Dividend Payment Date"), with the first Dividend Payment Date to occur promptly following the three month period following the Issuance Date, and continuing until the end of the Dividend Period.  Following the expiration of the Dividend Period, the holders of Series A Preferred Stock shall not be entitled to any additional dividend payment or coupon rate.

Shares of Series A Preferred Stock are convertible in whole or in part, at the option of the holders, into shares of our common stock at $5.85 per share prior to the Maturity, and all outstanding shares of the Series A Preferred Stock shall automatically convert to shares of common stock upon Maturity, provided, however, at no time may holders convert shares of Series A Preferred Stock if the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder and its affiliates to exceed 9.99% of the then issued and outstanding shares of common stock outstanding at such time, unless the holder provides us with a waiver notice in such form and with such content specified in the Series A Certificate of Designation.

Shares of Series A Preferred Stock are redeemable at the option of holders commencing any time after 12 months from and after the closing at a price equal to the original purchase price plus all accrued but unpaid dividends. In the event that the Company completes a financing of $10 million or greater prior to Maturity, the Series A Preferred Stock will be redeemed at a price equal to the original purchase price plus all accrued but unpaid dividends.

Adjustments to Class A Warrants

In connection with and as a consideration to the closing of the private placement of $1M, on the same day,  the Company entered into an Amended and Restated Subscription Agreement with the investor in an offering of $6,000,000 the Company closed on February 18, 2013 ( the “$6M Offering”), whereby the exercise price of Class A warrants issued in the $6M Offering was reduced from $5.94 to $4.25 per share and the amount of shares issuable upon exercise of Class A warrants was increased from 403,225 to 1,209,675. In addition, the expiration date of Class A warrants was extended an additional 12 months.

Resignation of Chairman and Chief Executive Officer

On July 24, 2014, Mr. Mark White, resigned from his position as the Chief Executive Officer of One Horizon Group, Inc. (the “Company” or “we”, “us”) and a director of the Board of Directors of the Company. Mr. White did not resign due to any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

In connection with his resignation, the Company entered into a mutual Settlement and Release Agreement with Mr. White, effective July 24, 2014, pursuant to which the Company and Mr. White agreed that Mr. White shall immediately resign from all positions as an employee, officer or director of the Company, including any subsidiary.  Further, Mr. White agreed to waive any salary, deferred compensation, severance, accrued vacation time and any other compensation due as a result of his employment by the Company; provided, however, that the Company shall remain liable for the repayment of any loans made to the Company by Mr. White. In consideration for the release by Mr. White, the Company agreed that the loans will be repaid over a twelve month period from the date of the Settlement and Release Agreement; provided, however, that if during such twelve month period, in the event of a private sale of a portion of shares of the Company to a buyer introduced by the Company, Mr. White has agreed to waive all or part of the loan balance due to him by the Company.

Appointment of New Chairman and Chief Executive Officer

On July 28, 2014, our Board of Directors appointed Brian Collins as the Chief Executive Officer and President of the Company, effective July 28, 2014. Mr. Collins will also act as the Chairman of the Board of the Company upon his appointment as the Chief Executive Officer of the Company.

Mr. Collins has been the CEO of Abbey Technology, a subsidiary of the Company since he founded it in 1999. After the Company acquired Abbey Technology in November 2010, Mr. Collins was appointed Vice President and Chief Technology Officer of the Company. Mr. Collins is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Mr. Collins brings experience in founding and operating technology companies along with his extensive knowledge of software engineering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2013 and 2012  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The Horizon Platform delivers a turnkey mobile VoIP solution to telecommunications operators.  We believe that the technology underlying SmartPacket™ is the world’s most bandwidth-efficient VoIP technology.  Our VoIP platform allows voice calls over the Internet that use as little as 4kbps of data compared to around 48kbps offered by other optimized VoIP platforms, thereby enabling voice communications over limited bandwidth and congested cellular telecom data networks including 2G, 3G and 4G.  The kbps rates above include bi-directional voice communication including IP overhead.

We believe that emerging markets represent a key opportunity for Horizon Call because there are significant markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. These factors will put increased pressure on mobile operators to manage their network availability.

In this context, the Company is forming a number of joint ventures with local partners in the regions of interest to seize upon this opportunity. We expect to form joint ventures when local regulations prevent us from accessing a particular market directly. As of the date of this report, we have formed joint ventures in India, Russia and China.

We plan to fund this proposed expansion through debt financing, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to continue to improve and expand our software products and to expand our business could be adversely affected.

Recent developments

During the six months ended June 30, 2014, we expanded our Irish software development team with the addition of a new senior software developer at our recently opened software research and development office at the Nexus Innovation Center on the campus of the University of Limerick.  As part of this process, we signed an agreement with the Industrial Development Agency (IDA) Ireland whereby IDA granted certain financial assistance toward the cost of establishing and carrying a service undertaking for a software development center in Ireland in connection with our VoIP software platform. The software development center is intended to give employment of 25 persons and could allow us to more quickly increase the size of this research and development team. We believe that the further expansion of our Irish development team will allow the further advance of our unique mobile VoIP solutions.

We also completed the development and continued to refine the Horizon billing system.  The completion of the Horizon Billing System software add-on package allows one Horizon to deliver an additional turn-key element to our customers that will allow our customers to invoice their customers and enterprise on a postpaid monthly basis.  This adds greater flexibility and reach to the Horizon platform as offered by our customers to those subscribers that wish to utilize the service on a post paid basis.

We also expanded our software development capabilities for China by hiring 4 new junior software developers in our Horizon Nanjing JV, known as Horizon Network Technology Co. Ltd..  We believe that the expansion of our software development team at our Chinese joint venture will support the company’s strategy of  continuing to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones while working within the constraints of local regulations.

During the first half of our 2014 fiscal year, Chongqing Leixin Network Technology (“Leixin”), a joint venture with Leiqiang Telecommunications Co. Ltd (“Leiqiang”) through a PRC entity controlled by us delivering the 95131 area code to smartphones throughout China, commenced the first phase of its infrastructure rollout in five cities in China: Tianjin, Beijing, Chongqing, Changchun and Shijiazhuang.  These initial five locations will connect the 95131 to the national telephone network to commence the commissioning of the Leixin VoIP service in China.  To date, we have successfully installed eight servers in  support of Leixin smart phone app   The Leixin smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" that utilizes the 95131 area code number range and One Horizon's proprietary communication software, an industry first. The "Virtual SIM" will be deployed via a Leixin-branded smart phone app that will also make use of the One Horizon on-line payment service to enable the purchase of call and message credits as well as the purchase and sharing of Stickers, Emojis & Emoticons. Combined with One Horizon's location aware mobile advertising services, the Leixin branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. Leixin will seek to acquire 100 million new app subscribers for the Leixin branded smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

During the three months ended June 30, 2014,  we continued building up the LeiXin core network rollout.  The Global Exchange (network control center) was placed in a high availability Data Center in Shanghai and eight (8) Horizon line servers were connected to the telecommunications network.  This level of rollout allowed us to issue a preliminary Android Application (App) to a group of Chinese students in Nanjing for them to evaluate the user Interface and the core features of our optimized smartphone App.  Based on this feedback the research and development teams in Ireland and China made some adjustments to the Application look and feel service to accommodate this target user community.

During the second quarter of 2014, we signed a global exchange agreement with a second tier telecommunication company that targets US citizens traveling overseas by providing the Horizon VoIP application in a new configuration called “RoamFrii” that allows customers to eliminate certain roaming charging while traveling internationally.  Going forward, we plan to work with our partner to expand this offering to other international travelers.

In the first half year of 2014, we continued our research and development of the Horizon product platform.  The Swiss based team made significant strides towards the next generation of the product suite with particular emphasis going to the User Interface (UI) re-engineering.  Further to the UI the Research and Development for version 2.0,  our Irish based team made progress on the latest multi-core solution with a view to releasing this software in the third quarter of 2014.  The software team in China is pushing ahead with integrating the user feedback garnered from Chinese students using our Application on the smartphone and also working on a new and exciting method for Direct Inward Dial number rental for the Chinese marketplace.

On July 2, 2014, we received approval by NASDAQ's Listing Qualifications Department to list our common stock on the NASDAQ Capital Market. Our common stock commenced trading on the NASDAQ Capital Market on July 9, 2014 under the same ticker symbol "OHGI".

On July 21, 2014, we closed a private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, initially convertible into 17,094 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share. The Financings were completed in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933.

On July 28, 2014, we appointed Brian Collins, Vice President and the Chief Technology officer of the Company, the Chief Executive Officer of the Company, following our former CEO, Mark White’s resignation. Mr. Collins is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Mr. Collins brings experience in founding and operating technology companies along with his extensive knowledge of software engineering.

Results of Operations

Comparison of three months ended June 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2014	2013	Increase/ (decrease)	Percentage Change

Revenue	$1,304	$1,253	$51	4.1%

Cost of revenue	549	885	(336)	(40.0)

Gross margin	755	368	387	105.1

Operating expenses:

General and administrative	1,190	2,221	(1,031)	(46.2)
Depreciation	46	39	7	17.9

Total operating expenses	1,236	2,260	(1,024)	(45.3)

Loss from operations	(481)	(1,892)	1,411

Other income (expense)	(64)	(57)
Income (Loss) before income taxes	(545)	(1,949)	1,404

Income taxes (recovery)	-	-	-	-
Net Loss for period	(545)	(1,949)	1,404

Net loss attributable to non-controlling interest	(22)	(44)	22

Net loss attributable to One Horizon Group, Inc.	(523)	(1,905)	(1,382)

Revenue: Our revenue for the three months ended June 30, 2014 was approximately $1.304 million as compared to approximately $1.253 million for the three months ended June 30, 2013, an increase of roughly $51,000, or 4.1%. The increase was primarily due to increase in sales of user licenses  The Company expects sales to continue to increase going forward and that sales will begin to grow more quickly as more companies have signed up for the Horizon Platform.

As of June 30, 2014, the following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized to date as well as the revenue recognized during the three  months ended June 30, 2014. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type		Balance	Revenue	Revenue
		to be	recognized	for 3 months
	Contract Value	recognized	to date	ending 6/30/2014
Tier 1	$13,425,000	$9,512,500	$3,912,500	$-
Tier 2	52,000,000	46,861,419	5,138,581	500,000

Total	$65,425,000	$56,373,919	$9,051,081	$500,000

In addition to the above revenue recognized from Master Licenses of approximately $500,000, the Company also recognized approximately $804,000 from the sale of hardware, user licenses, consultancy and maintenance services during  the three months ended June 30, 2014.

Cost of Revenue: Cost of revenue was approximately $549,000 or 42% of sales for the three months ended June 30, 2014, compared to cost of  revenue of $885,000 or 71% of sales for the three months ended June 30, 2013. Our cost of sales is primarily composed of the amortization of software development costs. In addition, when a customer requires ancillary hardware, there are costs relating to the provision of that hardware.   The decrease in cost of sales was mainly attributed to a reduction in sales of ancillary hardware and the associated cost of sale during the three months ended June 30, 2014 as compared to the same quarter in 2013.

Gross Profit: Gross profit for the three months ended June 30, 2014 was approximately $0.76 million as compared to $0.37 million for the three months ended June 30, 2013, an increase of approximately 105%. The main reason for the increase in gross profit was the reduction in hardware costs described above herein.  Management expects that gross profit shall increase withthe growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $1.24 million and $2.26 million during the three months ended June 30, 2014 and 2013, respectively. The reduction arose from reduced accounting and legal costs incurred in 2014. We had relatively higher level of accounting and legal costs in the comparative period in 2013 compared to the same period in 2013 following the share exchange between and among Intelligent Communication Enterprise Corp. and One Horizon Group PLC  closed on November 20, 2012.  The reduced operating expenses were also due to our reduced staff costs during the three months ended June 30, 2014 as we transited certain development positions from Switzerland to Ireland and China. In addition, during the comparative period in 2013, we recognized a non-cash expenditure of more than $500,000 in connection with the issuance of certain shares to our advisors while we did not record such non-cash expenditure in the same period in 2014.

Net Loss:Net Loss for the three months ended June 30, 2014 was approximately $545,000 as compared to net loss of approximately $1.95 million for the same period in 2013. The decrease in net loss reflected a slight increase in revenue coupled with a reduction in operating expenses for reasons set out above herein. Management believe the net loss will continuously decrease and eventually become net income going forward with our growth in the sales and operations; provided that we are able to successfully sell Horizon Platform solution to new telecommunications companies globally.

Non-Controlling Interest:  The non-controlling interest holders in our  Chinese subsidiary Horizon Network Technology Co Ltd were attributed their 25% share of the net loss of the Company in the amount of $22,000 for the three months ended June 30, 2014. The remaining portion of net loss of $523,000 for the three months ended June 30, 2014 was attributable to the stockholders of the Company.

Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Comparison of six months ended June 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2014	2013	Increase/ (decrease)	Percentage Change

Revenue	$2,489	$3,172	$(683)	(21.5)%

Cost of revenue	1,097	1,338	(241)	(18.0)

Gross margin	1,392	1,834	(442)	(24.1)

Operating expenses:

General and administrative	2,318	694	(1,376)	(37.2)
Depreciation	94	75	(19)	(25.3)

Total operating expenses	2,412	3,769	(1,357)	(36.0)

Loss from operations	(1,020)	(1,935)	717

Other income (expense)	(112)	(112)
Income (Loss) before income taxes	(1,132)	(2,047)	717

Income taxes (recovery)	(156)	-	-	-
Net Loss for period	(976)	(2,047)	1,071

Net loss attributable to non-controlling interest	(65)	(44)	(21)

Net loss attributable to One Horizon Group, Inc.	(911)	(2,003)	1,092

Revenue: Our revenue for the six months ended June 30, 2014 was approximately $2.49 million as compared to approximately $3.17 million for the six months ended June 30, 2013, a decrease of roughly $0.68 million, or 21.5%. The decrease was primarily due to revenue generated in 2013 for the maintenance of a banking software which is now no longer supported by One Horizon, and  licenses for a customer booked in January 2013 which were due for renewal in December 2013 and consequently issued and invoiced  in December 2013, two of which accounted for approximately $700,000  in revenue. . The total effect of these two items was a reduction in revenue of roughly $700,000.   The Company expects revenue to increase as we have new companies signed up for Horizon Platform.

The following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized as of June 30, 2014 as well as the revenue recognized during the 6  months ended June 30, 2014. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type		Balance	Revenue	Revenue
		to be	recognized	for 6 months
	Contract Value	recognized	to date	ending 6/30/2014
Tier 1	$13,425,000	$9,512,500	$3,912,500	$500,000
Tier 2	52,000,000	46,861,419	5,138,581	660,000

Total	$65,425,000	$56,373,919	$9,051,081	$1,160,000

In addition to the revenue recognized from Master Licenses of approximately $1,160,000, we also recognized an amount of approximately $1,329,000 from the sale of user licenses, consultancy and maintenance services for the six months ended June 30, 2014.

Cost of Revenue: Cost of revenue was approximately $1.1 million for the six months ended June 30, 2014, or 44% of sales, compared to cost of revenue of $1.34 million, or 42% of sales for the six months ended June 30, 2013. Our cost of sales is primarily composed of the amortization of software development costs. In addition, we recognize costs relating to the provision of hardware when a customer requires such ancillary hardware.

Gross Profit: Gross profit for the six months ended June 30, 2014 was approximately $1.39 million as compared to $1.83 million for the six months ended June 30, 2013, a decrease of roughly 24%. The decrease was mainly due to the reduced revenue as set forth above herein. However, management anticipate gross profit to increase with the growth of our business and the global smartphone market as well as our established expansion plan of entering into markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high adoption of smartphones.

Operating Expenses: Operating expenses including general and administrative expenses and depreciation were approximately $2.41 million and $3.77 million during the six months ended June 30, 2014 and 2013, respectively. The decrease was mainly due to reduced accounting and legal costs for the six months ended June 30, 2014. For the same period in 2013, we incurred higher accounting and legal costs following the share exchange between and among Intelligent Communication Enterprise Corp. and One Horizon Group PLC closed on November 20, 2012. The decrease was also partially due to reduced staff cost in 2014 as we transited certain development positions from Switzerland to Ireland and China.  In addition, for the comparative period in 2013 we incurred non cash expenditure in respect of shares given to our advisors of over $500,000 which hasn’t been incurred for the same period in 2014.

Net Loss:Net Loss for the six months ended June 30, 2014 was approximately $976,000 as compared to net loss of approximately $2.0 million for the same period in 2013. The decrease in net loss reflected a reduction in operating expenses for reasons set out above herein. We showed a breakeven position when adjusted for non cash items of depreciation and amortization. Management believes that the net loss will continuously decrease with our business growth; provided that we can successfully sell the Horizon Platform solution to new telecommunications company customers globally.

Non-Controlling Interest:  The non-controlling interest holders in our Chinese subsidiary were attributed their 25% share of the net loss of the Company in the amount of $65,000 for the six months ended June 30, 2014. The remaining portion of net loss of $911,000 for the six months ended June 30, 2014 was attributable to the stockholders of the Company.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $19,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Six Months Ended June 30, 2014  and June 30, 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2014	2013
Net cash provided by (used in) operating activities	(859)	(1,728)
Net cash (used in) investing activities	(686)	(629)
Net cash provided by (used in) financing activities	(30)	3,602

Net cash used by operating activities was approximately $859,000 for the six months ended June 30, 2014 as compared to net cash used of approximately $1.73 million for the same period in 2013. The decrease in cash used by operations was primarily due to the reduced loss incurred for the period.

Net cash used in investing activities was approximately $686,000 and $629,000 for the six months ended June 30, 2014 and 2013, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash used in financing activities was $30,000 for the six months ended June 30, 2014 as compared to net cash provided by financing activities amounted to $3.6 million for the six months ended June 30, 2013. Cash used by financing activities in 2014 was primarily due to repayment in long term bank borrowing.  Cash provided by financing activities in 2013 was primarily due to the advances from related parties.

Our working capital as of June 30, 2014 was approximately  $3.6 million.  Our working capital as of December 31, 2013, was approximately $4.1 million. The reduction in working capital was due primarily to the loss incurred during the six months as well as the reduction in long–term liabilities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our current chief executive officer and chief financial officer (our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2014,   we closed a private placement of $1,000,000  for a total of 10 units (the “Units”) at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of our Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Shares”), initially convertible into 17,094 shares of our Common Stock, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock,  in reliance upon the exemption from securities registration afforded by Regulation S.

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

ONE HORIZON GROUP, INC.

Date: August 12, 2014	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director