Form 10-Q
period 2014-09-30
One Horizon Group, Inc.
filed 2014-11-14
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
As of November 10, 2014, 32,921,533  shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(in thousands, except share data)
(unaudited)
	September 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$650	$2,070
Accounts receivable	8,916	7,264
Other assets	624	139
Total current assets	10,190	9,473

Property and equipment, net	239	315
Intangible assets, net	11,515	12,760
Investments	20	23
Total assets	$21,964	$22,571

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$693	$661
Accrued expenses	1,248	964
Accrued compensation	14	59
Income taxes	94	117
Amounts due to related parties	3,500	3,500
Current portion of long-term debt	72	65
Total current liabilities	5,621	5,366

Long-term liabilities

Long term debt, net of current portion	129	184
Deferred income taxes	235	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,075	6,085

Stockholders' Equity
Preferred stock:
$0.0001 par value; 50,000,000 shares authorized;
Mandatorily Convertible Preferred Stock, Series A, 170,940 and no shares issued and outstanding respectively	1	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 33,035,069 shares (December 2013 32,920,069)	3	3
Additional paid-in capital	30,025	28,269
Deferred compensation	(268)	-
Accumulated deficit	(14,578)	(13,319)
Accumulated other comprehensive income	398	1,137
Total One Horizon Group, Inc. stockholders' equity	15,581	16,090
Non-controlling interest	308	396
Total stockholders' equity	15,889	16,486

Total liabilities and stockholders' equity	$21,964	$22,571

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three and Nine months ended September 30, 2014 and 2013
(in thousands, except share data)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Revenue	$1,641	$2,517	$4,130	$5,690

Cost of revenue:
Hardware	285	34	413	522
Amortization of software development costs	477	509	1,446	1,359
Gross margin	879	1,974	2,271	3,809

Expenses:
General and administrative	1,259	1,347	3,577	5,041
Depreciation	26	45	120	120
	1,285	1,392	3,697	5,161

Income (loss) from operations	(406)	582	(1,426)	(1,352)

Other income and expense:
Interest expense	0	(96)	(2)	(108)
Interest expense - related parties	(14)	(50)	(107)	(150)
Foreign exchange	(5)	(38)	(24)	(38)
Interest income	-	-	2	-
	(19)	(184)	(131)	(296)

Income (loss) before income taxes	(425)	398	(1,557)	(1,648)

Income taxes expense (benefit)	(54)	-	(210)	-

Net income (loss) for the period	(371)	398	(1,347)	(1,648)

Loss attributable to the non-controlling interest	(23)	(29)	(88)	(73)

Net income (loss) for the period attributable to One Horizon Group, Inc.	$(348)	$427	$(1,259)	$(1,575)
Less: Preferred stock dividends	(19)	-	(19)	-
Net income (loss) attributable to common stockholders	(367)	427	(1,278)	(1,575)
Earnings (loss) per share attributable to One Horizon Group, Inc. shareholders

Basic and diluted net income (loss) per share	$(0.01)	$0.01	$(0.04)	$(0.05)

Weighted average number of shares outstanding
Basic and Diluted	33,029	31,767	32,966	31,538

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(371)	$398	$(1,347)	$(1,648)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	(674)	532	(739)	482
Total comprehensive income (loss)	(1,045)	930	(2,086)	(1,166)

Comprehensive loss attributable to the non-controlling interest	(23)	(29)	(88)	(73)

Comprehensive income (loss) attributable to One Horizon Group, Inc.	$(1,022)	$959	$(1,998)	$(1,093)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the nine months ended September 30, 2014
(in thousands)
(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance December 31, 2013	-	$-	32,921	$3	$28,269	$-	$(13,319)	$1,137	$396	$16,486

Net income (loss)							(1,259)		(88)	(1,347)

Foreign currency translations								(739)		(739)

Common Stock issued for services received			15		65					65

Common Stock issued for services to be received in the future			75		323	(323)

Amortization of deferred compensation						55				55

Options issued for services					387					387

Preferred stock issued for cash, net offering costs of $18	171	1			981					982

Common stock issued for services received			25		108					108

Costs of financing					(108)					(108)

Balance September 30, 2014	171	$1	33,036	$3	$30,025	$(268)	$(14,578)	$398	$308	$15,889

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013

Cash provided by (used in) operating activities:

Net income (loss) for the period	$(1,259)	$(1,575)

Adjustment to reconcile net income (loss) for the period to
Net cash provided by (used in) operating activities:
Depreciation of property and equipment	120	120
Amortization of intangible assets	1,446	1,359
Change in allowance for doubtful accounts	130	-
Common stock issued for services received	120	643
Options issued for services received	387	-
Deferred income taxes	(210)	-

Net income (loss) attributable to non-controlling interest	(88)	(73)
Changes in operating assets and liabilities:

Accounts receivable	(1,782)	(3,865)
Other assets	(482)	(193)
Accounts payable and accrued expenses	271	997

Net cash provided by (used in) operating activities	(1,347)	(2,587)

Cash used in investing activities:

Acquisition of intangible assets	(874)	(831)
Acquisition of property and equipment	(48)	(121)
Other assets	-	(196)

Net cash (used in) investing activities	(922)	(1,148)

Cash provided by (used in) financing activities:

Increase (decrease) in long-term borrowing, net	(48)	(10)

Net proceeds from issuance of preferred stock	982	-
Proceeds from issuance of common stock	-	6,000

Repurchase of common stock	-	(2)
Advances from related parties, net of repayment	-	500

Net cash provided by (used in) financing activities	934	6,488

Increase (decrease) in cash during the period	$(1,335)	$2,753
Foreign exchange effect on cash	(85)	-

Cash at beginning of the period	2,070	699

Cash at end of the period	$650	$3,452

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2014 and 2013
(in thousands)
(unaudited)

Supplementary Information:

	2014	2013

Interest paid	$-	$-
Income taxes paid	-	-
Non-cash transactions:
Contribution of software for non-controlling interest in exchange for software with a fair value of $500	-	500

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Principles of Consolidation

The September 30, 2014 and 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited, One Horizon Group Pte., Limited and Ishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $342,000 and $212,000 for doubtful accounts at September 30, 2014 and December 31, 2013, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As at September 30, 2014 and December 31, 2013, two customers accounted for 22% and two customers accounted for 26%, respectively, of the accounts receivable balance.

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

The Company expenses software development costs as incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Judgement is required in determining when technological feasibility of a product is established. The Company has determined that after technological feasibility for software products is reached, the Company continues to address all high risk development issues through coding and testing prior to the release of the products to customers. The amortization of these costs is included in cost of revenue over the estimated life of the products.

During the nine months ended September 30, 2014 and 2013 software development costs of $874,000 and $831,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the nine months ended September 30, 2014 and 2013 the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to customers when payments are fixed is recognized at the inception of the arrangement, unless the payment term exceeds one year and then only if the presumption that the license fee is not fixed or determinable can be overcome, presuming all other relevant revenue recognition criteria are met. If the presumption cannot be overcome, revenue is recognized as payment from the customer becomes due. Revenue from sales of perpetual licenses are payable over a period exceeding a year, and those payments are variable based upon customer usage are recognized as payments from customers become due.

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

In order to determine if the company’s historical experience is based on sufficiently similar arrangements, the Company considers the various factors including the types of customers and products, product life cycle, elements included in the arrangement, length of payment terms and economics of license arrangement.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three and nine months ended September 30, 2014 and 2013.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred no research and development costs in the three and nine months ended September 30, 2014 and 2013.

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

Net Loss per Share

For the quarter ended September 30, 2013, there were no potential issuable shares included in the diluted earnings per share calculation as the conversion price of those instruments was all out-of-the-money. For the nine months period ended September 30, 2013, potential issuable shares were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to net losses incurred. For the three and nine months ended September 30, 2014, options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company are evaluating the transaction method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	September 30	December 31
	2014	2013
Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	351	310
	736	695
Less accumulated depreciation	(497)	(380)

Property and equipment, net	$239	$315

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized either using the straight-line method or the related asset’s pattern of economic benefit (whichever is more representative). (in thousands)

	September 30	December 31
	2014	2013
Horizon software	$17,332	$17,599
ZTEsoft Telecom software	494	497
Contractual relationships	885	885
	18,711	18,981
Less accumulated amortization	(7,196)	(6,221)

Intangible assets, net	$11,515	$12,760

Amortization of intangible assets for each of the next five years is estimated to be $1,900,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following: (in thousands)

	September 30	December 31
	2014	2013
Vehicle loan	$39	$51
Equipment loan	18	27
Office term loan	144	171
	201	249
Less current portion	(72)	(65)

Balance	$129	$184

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	September 30	December 31
	2014	2013
Loans due to stockholders	$3,500	$3,500

Loans due to stockholders include:

●
Balance of loans, advanced during 2011, of $1,500,000 which are unsecured and have an interest rate of 10%. During the nine months ended September 30, 2014 and 2013 interest of $107,000 and $150,000, respectively, has been accrued.

●
Loans advanced by an officer and director together with a former officer and director during 2012 totaling $1,500,000 which is unsecured and has an interest rate of 0.21%. The loan is due on or before December 31, 2014 and can be repaid in cash or shares of ordinary shares of OHG at an exchange price of $5.14 per share.

●
Convertible loans advanced in January 2013 from an officer and director together with a former officer and director in the amount of $250,000 each. These convertible loans bear an interest rate of 0.21% and is repayable on or before January 22, 2015. The Company has the option to repay the loans at any time, without penalty, at any time in cash or shares of common stock of the Company at a price of $5.14 per share. If the Company elects to repay the convertible loan in full by the issuance of shares the Company will issue 48,650 shares of common stock for repayment of the loan.

During the year ended June 30, 2011, the Company entered into a sales contract, in the normal course of business with a customer in which the Company holds an equity interest. The customer purchased perpetual software license with total commitment of $2.0 million, of which $45,000 and $nil has been recognized in the nine months ended September 30, 2014 and 2013, respectively. The Company owns a cost based investment interest of 18% of the voting capital of the customer.

Note 8.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

On July 21, 2014, the Company completed a private placement of 170,940 shares of Series A Preferred Stock that also included 100,000 Class B warrants convertible into common stock on a one-to-one basis at an exercise price of $4.00 per share.  The net proceeds of the offering were $982,000 after deducting offering costs.

Unless converted earlier, each share of the Mandatorily Convertible Series A Preferred Stock will automatically convert on July 20, 2016, into common stock at a conversion price of $5.85 per share, subject to anti-dilution adjustments.  Subject to certain restrictions, at any time prior to July 20, 2016, holders of the Mandatorily Convertible Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the conversion rate.

The holders of  Mandatorily Convertible Series A Preferred Stock are entitled to receive cumulative dividends during a period of twenty-four (24) months from and after the Issuance Date (the “Dividend Period”). During the Dividend Period for each outstanding share of Mandatorily Convertible Series A Preferred Stock, dividends shall be payable quarterly in cash, at the rate of 10% per annum on or before each ninety (90) day period following the Issuance Date (each a “Dividend Payment Date”), with the first Dividend Payment Date to occur promptly following the three month period following the Issuance Date, and continuing until the end of the Dividend Period. Following the expiration of the Dividend Period, the holders of Series A Preferred Stock shall not be entitled to any additional dividend payment or coupon rate.

Shares of Series A Preferred Stock are redeemable, at the option of the holders commencing any time after 12 months from and after the closing at a price equal to the original purchase price plus all accrued but unpaid dividends. In the event that the Company completes a financing of $10 million or greater prior to July 20, 2016, the Series A Preferred Stock will be redeemed at a price equal to the original purchase price plus all accrued but unpaid dividends.

170,940 shares of Series A preferred stock are issued and outstanding as of September 30, 2014.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the nine months ended September 30, 2014, the Company:

●	issued 15,000 shares of common stock for services received with a fair value of $64,500.
●	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500
●	issued 75,000 shares of common stock for services to be received with a fair value of $322,500

During the year ended December 31, 2013, the Company:

●	issued 5,000 shares of common stock for services received with a fair value of $30,000
●	issued 62,543 shares of common stock for services received with a fair value of $562,891.
●	issued 806,452 shares of common stock for $6 million cash.
●	issued 33,333 shares of common stock for services received with a fair value of $50,000.
●	issued 1,167,600 shares of common stock upon the exercise of warrants with an exercise price of $nil

Stock Purchase Warrants

At September 30, 2014, the Company had reserved 1,426,435 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry
116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016

During the nine months ended September 30, 2014 there were 100,000 warrants issued in connection with the $1 million private placement. In connection with and as a consideration of closing of the $1 million private placement, 403,225 warrants issued in the financing of February 2013 were increased to 1,209,675 warrants; and the exercise price was reduced to $4.25 per share and the exercise period was extended to January 2019. There were no warrants exercised during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. On January 1, 2014, the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of June 30, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2013	-	$
Options issued	500,000	4.54
Outstanding at September 30, 2014	500,000	4.54

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,200,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting period. The amount of $387,000 has been recognized during the nine months ended September 30, 2014. As at September 30, 2014, there was unrecognized compensation expense of approximately $1.2 million to be recognized over a period of 2.25 years.

Prior to the 2013 Equity Incentive Plan, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of September 30, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2013	584,650	$0.53
Options forfeited	-	-
Outstanding at September 30, 2014	584,650	$0.53

Other than the options to purchase 500,000 common shares under the 2013 Equity Incentive Plan, there were no options issued, exercised or forfeited during the nine months ended September 30, 2014.

The following table summarizes stock options outstanding at September 30, 2014:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	September 30,	Life	September 30,	September 30,
Exercise Price	2014	(Years)	2014	2014
$0.51	850	1.08	850	$1,666
0.53	291,900	5.75	291,900	566,286
0.53	291,900	8.25	-	-
4.54	500,000	9.25	-	-

At September 30, 2014, 4,584,650 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.68%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 192%

Note 10.  Commitments and Contingencies

The Company has an agreement with an employee to pay for certain services by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $81,000 and $166,147, respectively, for the nine months ended September 30, 2014 and 2013.

Minimum contractual commitments, as of September 30, 2014, are as follows:

	Operating	Long-term
	leases	Financing
2014	$64,000	$18,000
2015	75,000	87,000
2016	75,000	48,000
2017	75,000	45,000
2018	-	4,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September30, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2013 and 2012  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Recent developments

Business Operation

During the three months ended September 30, 2014, our One Horizon mobile VoIP app was added by SingTel to their existing One Horizon software platform for mobile satellite services.  SingTel is Asia's leading communications group with over 500 million mobile customers in 25 countries, including Bangladesh, India, Indonesia, the Philippines and Thailand.

SingTel AIO Connect is a comprehensive unified communications service for both business users and crew onboard ships. It enables instant messaging, email, Internet surfing, Voice-over-IP (VoIP) and voicemail in a single, integrated application. This service has already succeeded in bringing optimized VoIP, Messaging over IP and compressed Internet surfing to SingTel's mobile satellite subscribers connected using mobile Internet over satellite; the toughest of all mobile Internet environments. This mobile VoIP app can be downloaded from the Apple App Store and Google's Play Store

Our optimized software platform is being used by a pre-paid VoIP Smartphone application launched by Smart Communications, Inc, (“Smart”). Smart is the Philippines' leading wireless services provider with 57.3 million subscribers on its GSM network as of end-June 2013. Smart rolled out its smartphone mobile app, branded Link Plus, as a pre-paid Over The Top ("OTT") Android App that is available to download from the Google Play Store. Once Link Plus is installed on the smartphone, the user's app will receive a new Virtual SIM Filipino telephone number from Smart.

We believe that winning new business with SingTel and Smart demonstrates the acceptance of our carrier-grade technology by tier 1 operators, especially in Asia.  Our current contract backlog of $65.81 million, of which only $9.65 million was recognized through September 30, 2014, which indicates  great potential of our existing contracts.

During the first nine months of 2014 fiscal year, Chongqing Leixin Network Technology (“Leixin”), a joint venture with Leiqiang Telecommunications Co. Ltd (“Leiqiang”) through a PRC entity controlled by us delivering a Value Added Virtual SIM solution smartphones throughout China, commenced the first phase of its infrastructure rollout in six cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect to the national telephone network to commence the commissioning of the Leixin VoIP service in China, brand name Aishuo.  To date, we have successfully installed eight servers in  support of Chinese smart phone app with interconnecgs to the ALiPay and UnionPay credit card and micro-payments services in China.   The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" and One Horizon's proprietary communication software, an industry first. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 100 million new app subscribers for the smartphone app over a three-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

We continued building up the Chinese core network rollout.  The Global Exchange (network control center) was placed in a high availability Data Center in Shanghai and eight (8) Horizon line servers were connected to the telecommunications network.  This level of rollout allowed us to issue a preliminary Android Application (App) to a group of Chinese students in Nanjing for them to evaluate the user Interface and the core features of our optimized smartphone App.  Based on this feedback the research and development teams in Ireland and China made some adjustments to the Application look and feel service to accommodate this target user community.

During the first nine months of 2014, we continued our product refinement and commercial integration efforts with Smartfren Telecom, Tbk of Indonesia.  The service, branded SmartCall, will be available in Google Play later in the year.  This service rollout represents yet another tier 1 mobile carrier deployment in Asia. According to a study from Australian market research company Roy Morgan Research, the amount of smartphone ownerships doubled from 12% of the population to 24% in Indonesia during March 2012 to March 2013, which are approximately 60 million. Delivered by the worldwide tier 1 operators, the One Horizon Solution shows its innovation making a new virtual SIM service available to all Indonesian at home and abroad.

Offering and Market Related

During the three months ended September 30, 2014, we received approval by NASDAQ's Listing Qualifications Department to list our common stock on the NASDAQ Capital Market. Our common stock commenced trading on the NASDAQ Capital Market on July 9, 2014 under the same ticker symbol "OHGI".  We also closed a private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, initially convertible into 17,094 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share. The Financing was completed in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933.

Corporate Governance

On July 28, 2014, we appointed Brian Collins, Vice President and the Chief Technology officer of the Company, the Chief Executive Officer of the Company,. Mr. Collins is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Mr. Collins brings experience in founding and operating technology companies along with his extensive knowledge of software engineering.

On November 10, 2014, as one of our continuous measures to improve our internal control and procedure over the financial reporting and disclosure, our Board of Directors adopted a tracking form which was designed to track related party transactions. Upon adoption, management will review and pre-approve related party transaction and submit the tracking form to the Board for review and ratification on quarterly basis.

Research & Development

During the nine months ended September 30, 2014, we expanded our Irish software development team with the addition of a new senior software developer at our recently opened software research and development office at the Nexus Innovation Center on the campus of the University of Limerick.  As part of this process, we signed an agreement with the Industrial Development Agency (IDA) Ireland whereby IDA granted certain financial assistance toward the cost of establishing and carrying a service undertaking for a software development center in Ireland in connection with our VoIP software platform. The software development center is intended to give employment of 25 persons and could allow us to more quickly increase the size of this research and development team. We believe that the further expansion of our Irish development team will allow the further advance of our unique mobile VoIP solutions.

We completed the development and continued to refine the Horizon billing system.  The completion of the Horizon Billing System software add-on package allows one Horizon to deliver an additional turn-key element to our customers that will allow our customers to invoice their customers and enterprise on a postpaid monthly basis.  This adds greater flexibility and reach to the Horizon platform as offered by our customers to those subscribers that wish to utilize the service on a post paid basis.

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

Results of Operations

Comparison of three months ended September 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2014	2013	Increase/ (decrease)	Percentage Change

Revenue	$1,641	$2,517	$(876)	(34.8% )

Cost of revenue	762	543	219	40.3

Gross margin	879	1,974	(1,095)	(55.5)

Operating expenses:

General and administrative	1,259	1,347	(88)	6.5
Depreciation	26	45	(19)	(42.2)

Total operating expenses	1,285	1,392	(107)	(7.7)

Income (loss) from operations	(406)	582	(988)	(30.2)

Other income (expense)	(19)	(184)	165	(90.0)
Income (Loss) before income taxes	(425)	398	(823)	(206.8)

Income taxes (recovery)	(54)	-	(54)	-
Net income (loss) for period	(371)	398	(769)

Net (loss) attributable to non-controlling interest	(23)	(29)	6

Net income (loss) attributable to One Horizon Group, Inc.	(348)	427	(775)

Revenue: Our revenue for the three months ended September 30, 2014 was approximately $1.641 million as compared to approximately $2.517 million for the three months ended September 30, 2013, a decrease of roughly $0.88 million, or 34.8%. The decrease was primarily due to revenue recognized on a Global Exchange sale to a major tier one telecommunications company based in Asia of $0.5 million and also amounts under contracts signed in prior periods which were recognized in the comparative period.  Going forward, the Company expects this trend to reverse as more companies have signed up for the Horizon Platform.

As of September 30, 2014, the following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized to date as well as the revenue recognized during the three  months ended September 30, 2014. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type		Balance	Revenue	Revenue
		to be	Recognized	for 3 months
	Contract Value	recognized	to date	ending 9/30/2014
Tier 1	$13,815,000	$9,300,000	$4,515,000	$602,500
Tier 2	52,000,000	46,861,419	5,138,581	-

Total	$65,815,000	$56,161,919	$9,653,581	$602,500

In addition to the above revenue recognized from Master Licenses of approximately $602,000, the Company also recognized approximately $1,039,000 from the sale of hardware, user licenses, consultancy and maintenance services during the three months ended September 30, 2014.

Cost of Revenue: Cost of revenue was approximately $762,000 or 47.3% of sales for the three months ended September 30, 2014, compared to cost of revenue of $543,000 or 21.6% of sales for the three months ended September 30, 2013. Our cost of sales is primarily composed of the amortization of software development costs. In addition, when a customer requires ancillary hardware, there are costs relating to the provision of that hardware.   The increase in cost of sales was mainly attributed to an increase in sales of ancillary hardware and the associated cost of sale during the three months ended September 30, 2014 as compared to the same quarter in 2013.

Gross Profit: Gross profit for the three months ended September 30, 2014 was approximately $879,000 as compared to $1.97 million for the three months ended September 30, 2013, a decrease of approximately 55.5%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross profit will begin increasing with the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $1.29 million and $1.39 million during the three months ended September 30, 2014 and 2013, respectively. The operating expenses reduced by approximately $88,000 from the same three month period in the previous year. In the quarter to September 30, 2013 the Company incurred compensation of $50,000 relating  to the issue of 33,333 restricted shares. This represented a one-time non cash change related to management efforts to develop corporate governance and capital market strategies as well as investor and public relations program for the Company's entry into the U.S. public markets.

Net income (Loss):  Net Loss for the three months ended September 30, 2014 was approximately $371,000 as compared to net income of approximately $398,000 for the same period in 2013. The decrease was primarily due to revenue recognized under amended Revenue Recognition policy on Master Licenses during the quarter ended September 30, 2013 from contracts signed in 2011, 2012 and 2013 totaling  $1.55 million of which only $0.71 million related to contracts signed in the actual quarter coupled with a slight increase in cost of sales as a result of an increase in the sales of ancillary hardware and the associated cost of sale. Management believe the net loss will decrease and eventually become net income going forward with our growth in the sales and operations; provided that we are able to successfully sell Horizon Platform solution to new telecommunications companies globally.

Non-Controlling Interest:  The non-controlling interest holders in our  Chinese subsidiary Horizon Network Technology Co Ltd were attributed their 25% share of the net loss of the Company in the amount of $23,000 for the three months ended September 30, 2014. The remaining portion of net loss of $237,000 for the three months ended September 30, 2014 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $29,000 for the three months ended September 30, 2013. The remaining portion of net income of $427,000 for the three months ended September 30, 2013 was attributable to the stockholders of the Company.

Going forward, management believes the Company will grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Comparison of nine months ended September 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2014	2013	Increase/ (decrease)	Percentage Change
Revenue	$4,130	$5,690	$(1,560)	(27.4% )

Cost of revenue	1,859	1,881	(22)	(1.2)

Gross margin	2,271	3,809	(1,538)	(40.4)

Operating expenses:

General and administrative	3,577	5,041	(1,464)	(29.0)
Depreciation	120	120	-	-

Total operating expenses	3,697	5,161	(1,464)	(28.4)

Loss from operations	(1,426)	(1,352)	(74)	(5.5)

Other income (expense)
Income (Loss) before income taxes	(131)	(296)	(165)	-

Income taxes (recovery)	(210)	-	210	-
Net Loss for period	(1,347)	(1,648)	(301)	(18.3)

Net loss attributable to non-controlling interest	(88)	(73)	(15)	-

Net loss attributable to One Horizon Group, Inc.	(1,259)	(1,575)	(316)	(20.0)

Revenue: Our revenue for the nine months ended September 30, 2014 was approximately $4.13 million as compared to approximately $5.69 million for the nine months ended September 30, 2013, a decrease of roughly $1.56 million, or 27.4%. The decrease was primarily due to revenue generated in 2013 for the maintenance of a banking software which is now no longer supported by One Horizon, and licenses for a customer booked in January 2013 which were due for renewal in December 2013 and consequently issued and invoiced in December 2013, two of which accounted for approximately $700,000  in revenue. In addition there were revenues recognized in the comparative period on a Global Exchange sale to a major tier one telecommunications company based in Asia of $0.5 million and also amounts under contracts signed in prior periods which were also recognized in the comparative period  The Company expects revenue to increase as we have new companies signed up for Horizon Platform.

The following table sets forth the value of all existing contracts as it related to master licenses and the amount of revenue recognized as of September 30, 2014 as well as the revenue recognized during the 6  months ended June 30, 2014. This table represents the contract value for the sale of the master license, excluding other revenues recognized under the terms of the contract for maintenance, user licenses, and other sales.

	Master License
Customer Type		Balance	Revenue	Revenue
		to be	recognized	for 9 months
	Contract Value	recognized	to date	ending 9/30/2014
Tier 1	$13,815,000	$9,300,000	$4,515,000	$1,102,500
Tier 2	52,000,000	46,861,419	5,138,581	660,000

Total	$65,815,000	$56,161,419	$9,653,581	$1,762,500

In addition to the revenue recognized from Master Licenses of approximately $1,762,500, we also recognized an amount of approximately $2,368,000 from the sale of user licenses, consultancy and maintenance services for the nine months ended September 30, 2014.

Cost of Revenue: Cost of revenue was approximately 1.86 million for the nine months ended September 30, 2014, or 45.0% of sales, compared to cost of revenue of $1.88 million, or 33.0% of sales for the nine months ended September 30, 2013. Our cost of sales is primarily composed of the amortization of software development costs. In addition, we recognize costs relating to the provision of hardware when a customer requires such ancillary hardware.

Gross Profit: Gross profit for the nine months ended September 30, 2014 was approximately $2.27 million as compared to $3.81 million for the nine months ended September 30, 2013, a decrease of roughly $1.54 million or  40.4%. The decrease was mainly due to the reduced revenue as set forth above herein. However, management anticipate gross profit to increase with the growth of our business and the global smartphone market as well as our established expansion plan of entering into markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high adoption of smartphones.

Operating Expenses: Operating expenses including general and administrative expenses and depreciation were approximately $3.70 million and $5.16 million during the nine months ended September 30, 2014 and 2013, respectively. Operating expenses represented 86.7% of sales for the nine months ended September 30, 2014 as compared to 90.7% of sales for the same period in 2013. The decrease was mainly due to reduced accounting and legal costs for the nine months ended September 30, 2014. For the same period in 2013, we incurred higher accounting and legal costs following the share exchange between and among Intelligent Communication Enterprise Corp. and One Horizon Group PLC closed on November 20, 2012. The decrease was also partially due to reduced staff cost in 2014 as we transited certain development positions from Switzerland to Ireland and China.  Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as sales of the Horizon Platform solution are expected to continue to grow.

Net Loss:  Net Loss for the nine months ended September 30, 2014 was approximately $1.35 million as compared to net loss of approximately $1.65 million for the same period in 2014. The decrease in net loss reflected a reduction in operating expenses for reasons set out above herein. We showed a breakeven position when adjusted for non cash items of depreciation and amortization. Management believes that the net loss will continuously decrease with our business growth, particularly as our customers roll out the service using Horizon software provided that we continue to sell the Horizon Platform solution to new telecommunications company customers globally.

Non-Controlling Interest:  The non-controlling interest holders in our Chinese subsidiary were attributed their 25% share of the net loss of the Company in the amount of $88,000 for the nine months ended September 30, 2014. The remaining portion of net loss of $73,000 for the nine months ended September 30, 2014 was attributable to the stockholders of the Company.

Going forward, management believe the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $739,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Nine Months Ended September 30, 2014 and September 30, 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2014	2013
Net cash provided by (used in) operating activities	$(1,347)	$(2,587)
Net cash (used in) investing activities	$(922)	$(1,148)
Net cash provided by (used in) financing activities	$934	$6,488

Net cash used by operating activities was approximately $1.35 million for the nine months ended September 30, 2014 as compared to net cash used of approximately $2.59 million for the same period in 2013. The decrease in cash used by operations was primarily due to an increase in cash collected from customers as they move forward with the roll out of the Horizon service.

Net cash used in investing activities was approximately $0.92 million and $1.15 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities was primarily focused on acquisitions of intangible assets and property and equipment.

Net cash provided in financing activities was $0.93 million for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $6.49 million for the nine months ended September 30, 2013. Cash provided by financing activities in 2014 was primarily due to proceeds from issuance of preferred stock.  Cash provided by financing activities in 2013 was primarily due to proceeds from the issuance of common stock.

Our working capital as of September 30, 2014 was approximately $4.7 million.  Our working capital as of December 31, 2013 was approximately $4.1 million.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014)

On November 10, 2014, as one of our continuous measures to improve our internal control and procedure over the financial reporting and disclosure, our Board of Directors adopted a tracking form which was designed to track related party transactions. Upon adoption, management will review and pre-approve related party transaction and submit the tracking form to the Board for review and ratification on quarterly basis. Except as set forth herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2014, We also closed a private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, initially convertible into 17,094 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share. The Financings were completed in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933.

In connection with and as a consideration to the closing of the $1M private placement, on the same day,  we amended the Class A warrants issued in a $6M offering closed in February 2013 whereby the exercise price of Class A warrants was reduced from $5.94 to $4.25 per share and the amount of shares issuable upon exercise of Class A warrants were increased from 403,225 to 1,209,675. In addition, the expiration date of Class A warrants was extended an additional 12 months.

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

ONE HORIZON GROUP, INC.

Date: November 14, 2014	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director