Form 10-K
period 2014-12-31
One Horizon Group, Inc.
filed 2015-04-01
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014.

OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

T1-017 Tierney Building, University of Limerick, Limerick, Ireland.
N/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the 10,257,625 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 44.11 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.03 per share, as reported on the OTC.

As of March 25, 2015, 32,933,209 shares of the registrant’s common stock, par value $0.0001, were outstanding.

Introductory Note

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

(3) One Horizon UK

One Horizon UK, was incorporated in the United Kingdom on March 8, 2004. Prior to the Share Exchange, the consolidated financial statements of One Horizon UK for its fiscal years ended June 30, 2012 and 2011 consisted of two main business segments: (1) the Horizon Globex business segment including  One Horizon UK and two of its subsidiaries, Abbey Technology and Horizon Globex;  and (2) the Satcom Global business segment. However, the Satcom Global business was sold on October 25, 2012 as it became unprofitable. On the same day, Abbey Technology sold certain satellite billing software utilized in the Satcom Global business to the same purchaser. The entire purchase price for the software was paid by means of an offset against amounts owed by Abbey Technology and its affiliates to Satcom Global FZE, an entity acquired by the purchaser in connection with the purchase of the Satcom Global business.

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

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purpose in accordance with generally accepted accounting principles in the United States (“GAAP”).

(5) Reverse Stock Split, Change of Domicile and Change of Fiscal Year

On August 29, 2013, our 1-for-600 reverse stock split became effective for purposes of the securities markets.   As a result of the reverse stock split, our issued and outstanding shares of common stock decreased from approximately 18.9 billion pre-reverse stock split shares to approximately 31.5 million post-reverse stock split shares.

In addition, our change of domicile from Pennsylvania to Delaware became effective on August 26, 2013.  The change of domicile had also been approved by the Board of Directors and by shareholders at our Annual Meeting held on August 6, 2013.

Additional information regarding the reverse stock split and change of domicile can be found in a definitive information statement filed with the Securities and Exchange Commission on June 26, 2013 and which was mailed to all shareholders of record as of July 5, 2013.

On February 13, 2013, we changed the Company's fiscal year end from June 30 to December 31. As a result of this change, the Company filed transition report on Form 10-KT on May 13, 2013 to include the financial information for the six-month transition period from July 1, 2012 to December 31, 2012 (the "Transition Period").

Recent Developments

Business Operation

In February 2015, we announced  the rollout of our platform in China, brand named Aishuo.  This rollout entails multiple strategies including advertisements, search engine optimization, press releases, event marketing, business-traveler direct marketing, as well as other on and off-line promotions as well as leveraging the brand new One Horizon Sponsored-Call platform.  Brand building and technology awareness activities will start in App Stores, Internet forums and social media outlets immediately and will run indefinitely. The Aishuo product has just been delivered to major stores in China app marketplace including Baidu’s 91.com and Baidu.com, the Tencent App store MyApp.com, 360 Qihoo store 360.cn and the ever growing Xiaomi store mi.com. The Aishuo smartphone app is expected to drive multiple revenue streams from the supply of its value-added services including the rental of Chinese telephone phone numbers linked to the app, low cost local and international calling plans and sponsorship from advertisers.  Subscribers can top up their app credit from major online payment services in China including AliPay (from Alibaba), Union Pay, PayPal and Tenent’s WeChat payment service. The service, branded SmartCall, will be available in Google Play later in the year. This service rollout represents yet another tier 1 mobile carrier deployment in Asia. According to a study from Australian market research company Roy Morgan Research, the amount of smartphone ownerships doubled from 12% of the population to 24% in Indonesia during March 2012 to March 2013, which are approximately 60 million.

In December 2014, Tier 1 Telecom operators, including Smartfren Telcom, Tbk in Indonesia, made One Horizon software available to customers as a standard feature upon activation of devices. This gives users the ability to acquire a free virtual SIM, a unique identifier that allows for calls from ‘application to application’ or ‘application to landline/mobile phones’, by simply registering the App.  Having the App on the device eliminates the step of the user needing to seek out and download the App.  It is anticipated that Smartfren Telcom will target to pre-install the smartcall app in more than 4 million units of their Andromax phones in 2015.

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

During 2014 fiscal year, we commenced the first phase of its infrastructure rollout in six cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect to the national telephone network to commence the commissioning of the VoIP service in China, brand name Aishuo.  To date, we have successfully installed eight servers in  support of Chinese smart phone app with interconnects to the ALiPay and UnionPay credit card and micro-payments services in China.   The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services including text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" and One Horizon's proprietary communication software, an industry first. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

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

Offering and Market Related

On December 22, 2014, we closed a private placement of $3,500,000 in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933, as amended (the “December 2014 Offering”). In connection with the December 2014  Offering, we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of common stock, par value $0.0001 per share (the “Common Stock”), Class C Warrant (the “Class C Warrant(s)”) to purchase 388,889 shares of Common Stock and Class D Warrant (the “Class D Warrant”) to purchase 388,889 shares of Common Stock, and Performance Warrants (the “Performance Warrant(s)”) to purchase up to 450,000 shares of Common Stock based on our annual reported subscriber numbers, twenty four (24) months after the closing, as is reflected in our Annual Report on Form 10-K for the year ending December 31, 2016 (the “ 2016 Form 10-K ”), if we fail to achieve 15.0 million subscribers at that time. In addition, the placement agent in the offering received placement agent warrant, Class C Warrant and Class D Warrant to purchase 62,222, 15,556 and 15,556 shares of Common Stock, respectively; and a cash fee of $280,000.

In July 2014, we closed a private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per unit, each consisting of, (i) 17,094 shares of our  Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share ( the “Series A Preferred Stock”), initially convertible into 17,094 shares of Common Stock, and (ii) 10,000 Class B Warrants ( the “Class B Warrant(s)”), each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share (the “July 2014 Offering”). The July 2014 Offering  was completed in reliance upon the exemption from securities registration afforded by Regulation S.

Our common stock commenced trading on the NASDAQ Capital Market on July 9, 2014 under the same ticker symbol "OHGI".

In February 2013, we closed a Reg. S offering whereby we issued an aggregate of 806,451 shares of our common stock and a three-year Class A Warrant (the “Class A Warrant(s)”)  to purchase 403,225 shares of our Common stock at an exercise price of $7.44 per share for a total consideration of $6,000,000 ( the “February 2013 Offering”). In August 2013, we amended the offering with the investor in the February 2013 Offering whereby we reduced the exercise price of the Class A Warrant from $7.44 per share to $5.94 per share.  In July 2014, in connection with and as a consideration to the closing of the July 2014 Offering, we further reduced  the exercise price of Class A warrants from $5.94 to $4.25 per share and the amount of shares issuable upon exercise of Class A warrants were increased from 403,225 to 1,209,675. In addition, the expiration date of Class A warrants was extended an additional 12 months.

Corporate Governance

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

On July 28, 2014, we appointed Brian Collins the Chief Executive Officer of the Company. Mr. Collins is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Mr. Collins brings experience in founding and operating technology companies along with his extensive knowledge of software engineering.

Industry

Rapid Growth in Global Telecommunication Services Market

The global telecommunication services market continues to experience growth. This growth is mainly being driven by the growth in the number of mobile subscribers. Although the mobile VoIP (or “mVoIP”) is a small percentage of the total revenue generated by mobile telecommunications providers, Visiongain, an independent business information provider for the telecommunications industry, among others, expects this market to grow significantly as a number of commercial and technological factors alter mobile voice communications (http://www.visiongain.com/Press_Release/475/The-Voice-Over-Internet-Protocol-(VoIP)-Market-2013-2018). These factors include innovative smartphone designs with improved user interfaces and acoustics, increased acceptance of VoIP and overall increases in broadband penetration. According to Visiongain  in 2013,  “VoIP is poised for explosive growth, underpinned by the widespread adoption of integrated social media based VoIP solutions”; like those provided by One Horizon Group.  Visiongain further advises that “it is very important for Operators to embrace VoIP and focus on building viable business models that are mutually beneficial to the VoIP service provider and telecom operator”.  We are precisely targeting this operator market with our turnkey mobile VoIP solution branded for each of our operator customers.

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

In its paper titled “Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2013–2018” Cisco projects global mobile data traffic to increase 13-fold between 2013 and 2018 (source link:http://www.cisco.com/c/en/us/solutions/collateral/service-provider/visual-networking-index-vni/white_paper_c11-520862.html). According to Cisco, at the end of 2012, the number of mobile-connected devices exceeded the number of people on earth, and by 2017, it is expected that there will be 1.4 mobile devices per capita. According to Cisco, in 2017, it is expected that 4G will account for ten percent of connections, but 45 percent of total traffic. Horizon Call addresses the need for efficient data on the next generation networks while tackling the need for efficient data usage on legacy networks in the world’s most populous countries.

Our Technology

Our Technology

We have a very detailed knowledge of these wireless data network issues and have invented a totally new solution to overcome latency and jitter in a way that achieves a much higher likelihood of a packet arriving in time and not being dropped. Our awareness of these problems led us to develop a completely new algorithm for sending and receiving (and ordering) voice packets so as to reduce the likelihood of packet loss due to congestion, we call it SmartPacket™.

SmartPacket™ Technology

The core of the Horizon solution is our truly innovative SmartPacket™ technology. This enables VoIP from only 2 kilobytes/second (kbps) compared to around 8kbps from other VoIP platforms available today.  This industry-leading solution has been developed in-house and is fully compatible with digital telecommunications standards.  This technology is capable of interconnecting any phone system over IP - on mobile, fixed and satellite networks.  Our SmartPacket™ technology is not based on SIP (Session Initiation Protocol) or RTP (Real-time Transport Protocol).  Rather, the Horizon signaling protocol is much simpler and benchmark testing has shown that it consumes significantly less bandwidth.  Our SmartPacket™ technology is the world’s most bandwidth efficient IP communication platform designed for mobile communications. The technology optimizes packet flow, delivery and playback and delivers excellent call quality, reduced latency and jitter.   As a further illustration, the technology is considerably more efficient in the way it handles silence.  Traditional VoIP calls send the same amount of data in both directions, regardless of whether or not someone is speaking.  SmartPacket™ technology is designed to detect silence and send heartbeats instead of data, reducing cost and enhancing clarity.  This results in a better user experience and more flexibility than any other VoIP-based solution.

Our Benchmark Testing: Horizon vs G.729

G.729 is a type of audio compression that is typically used in VoIP. Our testing has shown that Horizon is at least 4 times more efficient, depending on which voice quality you select. As a result, you can talk for at least four times longer.

Proprietary and patent-pending

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

We further developed the Horizon Platform for the broader telecommunications market focusing on the mobile data sector. This sector also benefits from our optimized mobile VoIP software that allows voice calls over new and legacy cellular telecom data networks. With the explosive growth in smartphone sales and increased usage of mobile data services, mobile operators face the challenge of dealing with increasingly congested networks, more dropped calls and rising levels of churn. Since the wireless spectrum is a finite resource, it is not always possible, or can be cost prohibitive, to increase network capacity. For these reasons, we believe that the demand for solutions to optimize the use of IP bandwidth will inevitably increase.

Our Strategy

We have developed a mobile application, “Horizon Call,” that enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or WiMax connection. Our Horizon Call application is currently available for the iPhone and for Android handsets.

Unlike the majority of mobile VoIP applications, Horizon Call creates a business-to-business solution for mobile operators, our customers Telecommunications operators are able to license, brand and deploy on a “white-labeled” basis that they can optimize to their business strategies.  The operators decide how to integrate our application within their portfolio, how to offer it commercially and can customize it according to their own branding.  Our solution helps them to manage rising traffic volumes while combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

We are positioning ourselves as an operator-enabler by licensing our technology to mobile operators in a manner that can be fully customized to the needs of their subscribers. As shown below, operators are able to offer our platform to deliver branded smartphone applications to their existing customers to reduce lost Voice/Text revenue and minimize customer churn.

By offering Horizon Call to their existing customer base, our customers can offer innovative data-based voice and data services that are different from the existing Over The Top (“OTT”) data applications running on their networks. OTT refers to voice and messaging services that are delivered by a third party to an end user’s smartphone, leaving the mobile network provider responsible only for transporting internet data packets and not the value-added content. The Horizon Call voice services allow mobile operators’ customers to make VoIP calls under mobile operators’ call plans, thereby allowing mobile operators to capture value-added content, including voice calls, text messaging, voice messaging, group messaging, multimedia messaging, and advertising, that would have otherwise gone to the providers of other OTT services.

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

In addition to delivering new data services to their existing customers, mobile operators can offer their brand of Horizon Call on any other operators’ handsets. Because the Horizon Call application can be installed on the smartphone from the Internet, the potential customer base for the operators’ data application surpasses the customer base that they can reach through traditional mobile phone SIM card distribution. We believe that this service innovation, coupled with the fact that the Horizon Call application can also use existing mobile operator pre-paid credit redemption and distribution services, presents a very compelling service against OTT services.

We believe that emerging markets represent a key opportunity for Horizon Call because these are significant markets with high population densities, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.  More than one-quarter of the world’s population will use smartphones in 2015, and by 2018, over 2.56 billion or one-third of all people worldwide will be smartphone users.  Asia-Pacific will account for over half of all smartphone users in 2015, estimated at 951.5 M users. Globally, China is the largest smartphone market with an estimated 574.2 M handsets.  (http://www.emarketer.com/Article/2-Billion-Consumers-Worldwide-Smartphones-by-2016/1011694). These factors will put increased pressure on mobile operators to manage their network availability.

In this context, where necessary, we have formed a number of strategic ventures with local partners in regions of various emerging markets to seize upon this opportunity.

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

Aishuo in China

To address the explosive growth in China, One Horizon are launching an own-brand smartphone VoIP service, called Aishuo.  To facilitate the rollout of the Aishuo solution across during the fiscal year 2014, we commenced the first phase of our infrastructure rollout in six major cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect to the national telephone network to commence the commissioning of the VoIP service in China.  To date, we have successfully installed eight servers in  support of Chinese smart phone app with interconnects to the AliPay and UnionPay credit card and micro-payments services in China.  We have also uploaded the App to the biggest smartphone App stores in China including Baidu, Tencent and Qihoo.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" and One Horizon's proprietary communication software, an industry first. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

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

We conduct marketing research to gain consumer insights into brand, product, and service performance, and utilize those findings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure that we bring compelling products and services to market.

Sales

Direct Sales. Our primary sales channel for the products and services of Horizon Platform is the sale of Horizon Platforms to Tier 1 and Tier 2 telecommunications companies to enable them to provide the product and services to their customers. We continue our efforts to develop new customers in Europe, the Middle East, Asia, Africa, South America, and, in the near future, North America.

Strategic Ventures.In addition to our direct sales channel, we also offer increased sales through our  strategic venture channel. In this context, as mentioned above, we are working towards forming a number of strategic ventures in areas where regulatory issues require local representation.

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

The Company licenses the Horizon Platform to mobile operators, who in turn may offer the application to their end-user subscribers. The Company’s principal competitors for the mobile operators’ end-users are Skype, Viber, WeChat, and WhatsApp. Having a mobile operator’s subscriber opt to use the operator’s (branded) Horizon Call service instead of existing OTT services means that the mobile operator will gain market share of some of the OTT voice and messaging traffic. We are currently unaware of any other companies that seek to license VoIP technology directly to mobile operators.

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

Research and Development and Software Products

The Company has spent approximately $1.1 million on capitalizable research and development in the fiscal year 2014.

During 2014, we expanded our Irish software development team with the addition of a new senior software developer at our recently opened software research and development office at the Nexus Innovation Center on the campus of the University of Limerick. As part of this process, we signed an agreement with the Industrial Development Agency (IDA) Ireland whereby IDA granted certain financial assistance toward the cost of establishing and carrying a service undertaking for a software development center in Ireland in connection with our VoIP software platform. The software development center is intended to give employment of up to 25 persons and should allow us to more quickly increase the size of this research and development team. We believe that the further expansion of our Irish development team will allow the further advance of our unique mobile VoIP solutions.

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

We expanded our software development capabilities for China by hiring 4 new junior software developers in our Horizon Nanjing JV, known as Horizon Network Technology Co. Ltd. We believe that the expansion of our software development team at our Chinese joint venture will support the company’s strategy of continuing to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones while working within the constraints of local regulations.

We continued our research and development of the Horizon product platform throughout 2014. The Swiss based team made significant strides towards the next generation of the product suite with particular emphasis going to the User Interface (UI) re-engineering and the new Horizon concept of Sponsored Calls. Sponsored calls allow 3rd parties to display and play a multi-media advertisement for their goods and services to App users and in return for listening to the advertisement, the user gets a free call. Further to the UI the Research and Development for version 2.0, our Irish based team made progress on the latest multi-core solution with a view to releasing this software to our customers in 2015. Further research is on-going in the area of Wi-Fi to 3G [and vice-versa] 'radio handoff' to allow uninterrupted calls when Internet radio signals are arriving and leaving the smartphone. Our concept of multi-ring handsets is also being developed and marks a very exciting new feature to our smartphone offering where our App, a business landline, an assistants phone etc. can all ring at once when a main-number is dialed. The software team in China is working on a new method for Direct Inward Dial number rental for the Chinese marketplace and developing all the interfaces for the Software Development Kits [SDK] required for the Baidu, Tencent and Qihoo App stores.

During the last quarter of 2014, the expansion of the Horizon advertising platform to allow the industry first of User-Selectable-Sponsored-Calls was developed in Switzerland and Ireland R&D centers, and released on the Horizon product suite in China by the Chinese team, brand name Aishuo. A User-Selectable-Sponsored-Calls allows would-be advertisers to sponsor a call or calls to a certain amount in time or price. The user selects their sponsor and then must listen to their audio advertisement prior to the call being placed. Further to this, in Ireland, the R&D team developed a brand new multi-ring solution of our App to be able to receive incoming calls on multiple devices at the same time. This differs from existing app technologies in that it also includes the functionality to receive the call to user’s apps, home, office, mobile, all at the same time so a call will never be missed.

Employees

As of December 31, 2014, we had 25 employees, all of whom were full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  In March 2015, we leased offices of approximately 840 square feet with a monthly rent of $1,600 in Ireland as our new principal executive offices.  We have offices consist of approximately 2,600 square feet of leased space in Baar, Switzerland, for which we pay $5,600 a month.   We also have an office consisting of approximately 400 square feet in London, United Kingdom, for which we pay $2,500 a month.

Executive Offices

Our offices are located at T1-017 Tierney Building, University of Limerick, Limerick, Ireland.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us except the following:

In 2012, we sold certain former subsidiaries engaged in provision of satellite service in 2012 to Broadband Satellite Services (“BSS”), a company incorporated under laws of England and Wales. Horizon Globex, a company incorporated in Switzerland and a subsidiary of us, had provided these subsidiary companies with software and IT services.  In connection with its acquisition of our former subsidiary companies, BSS entered into three agreements with Horizon Globex pursuant to which BSS continued to use Horizon Globex to  supply  software and IT services.  Notwithstanding the fact that Horizon Globex has provided such ongoing software and IT services, BSS has failed to pay our fees pursuant to the agreements.  As a result, on December 23, 2014, we initiated legal proceedings in the High Court, Queens Bench Division, Commercial Court No. 2014 folio 1560 against BSS in the United Kingdom to collect such fees in the amount of $640,000.  Subsequently, BSS asserted counter claims in the amount of $5.8 million, alleging among other claims,  civil fraud in connection with the sale of subsidiary companies.   Based on the timing of these claims, which were never raised until we filed our action against BSS, it is our position that these claims are specious and represent nothing more than an attempt to improve BSS's negotiating position with regard to our legitimate claims against it.   As a result, we plan to continue to carry out our claims against BSS to the fullest extent possible and to defend BSS's counter-claims vigorously.  We note further that several of BSS's counter claims may be time barred by applicable sections of the contracts and plan to assert the same as an affirmative defense to such counter claim. Notwithstanding our views with regard to our claims against BSS and BSS's counterclaims, litigation is by its nature unpredictable and therefore we cannot guarantee with certainty the outcome of our dispute with BSS.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Capital Market under the symbol OHGI. Prior to July 9, 2014, our common stock was quoted on the OTCBB under the symbol OHGI. Prior to January 31, 2013, our common stock was quoted under the symbol ICMC.

The following table sets forth the high and low bid information, as reported by Nasdaq on its website, www.nasdaq.com, for our common stock for each quarterly period in 2014, 2013 and 2012. Prior to November 30, 2012, the bid information reflects bid information of the Company prior to the Share Exchange. The information reflects inter-dealer prices reflecting a reverse split on a 1 for 600 basis effective August 29, 2013, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High

Fiscal year ending December 31, 2014:
Quarter ended December 31	$1.91	$3.20
Quarter ended September 30	1.55	4.85
Quarter ended June 30	3.50	5.91
Quarter ended March 31	4.00	6.50

Fiscal year ending December 31, 2013:
Quarter ended December 31	$3.75	$6.75
Quarter ended September 30	6.50	6.75
Quarter ended June 30	6.00	11.40
Quarter ended March 31	3.60	21.60

Fiscal year ended December 31, 2012:
Quarter ended December 31	$3.12	$36.00
Quarter ended September 30	3.06	11.94
Quarter ending June 30	0.00	16.80
Quarter ended March 31	6.00	18.00

As of March 25, 2015, the closing bid price of the common stock was $1.64 and we had approximately 205 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of December 31, 2014, there are 1,084,650 options issued to employees and none exercised.  We  issued 116,760 warrants with an exercise price of $0.86 per share to an investor in 2012. In February 2013 Offering, we issued 403,225 Class A Warrant with an exercise price of 5.94 per share to purchase 403,225 shares of Common Stock to an investor as part of the $6.0 million subscription agreement signed. In July  2014 Offering,  we issued 170,940 shares of Series A Preferred Stock convertible into 170,940 shares of Common Stock, 100,000 Class B Warrants to purchase up to 100,000 shares of Common Stock at a price of  $4.00 per share; and we also issued 25,000 shares of Common Stock to the placement agent. In connection with and as a consideration to the closing of the July 2014 Offering, we reduced the exercise price of Class A Warrants issued in the February 2013 Offering from $5.94 to $4.25 per share and increased the amount of shares issuable upon exercise of Class A warrants from 403,225 to 1,209,675. In December 2014 Offering, we issued a convertible debenture that is convertible into 1,555,556 shares of Common Stock, Class C Warrant to purchase 388,889 shares of Common Stock, Class D Warrant to purchase 388,889 shares of Common Stock and Performance Warrant to purchase up to 450,000 shares of Common Stock. In addition, the placement agent in the December 2014 Offering received placement agent warrant, Class C Warrant and Class D Warrant to purchase 62,222, 15,556 and 15,556 shares of Common Stock respectively.

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

Description of Equity Compensation Plans Approved By Shareholders

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2014:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	500,000	4.54	3,500,000
Equity compensation plans not approved by security holders	584,650	$0.53	0
Total	1,084,650	$2.38	3,500,000

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

Recent Sales of Unregistered Equity Securities

Information regarding any equity securities we have sold during the periods covered by this Report that were not registered under the Securities Act of 1933, as amended, are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except the follows:

On September 11, 2014, we entered into two mutual release agreement with each of two creditors of One Horizon Group Plc pursuant to which we issued a total of 123,000 shares of Common Stock to each of  those two creditors in exchange of their agreements to waive their outstanding loans in a total amount of $276,750 each . The issuance was made in reliance on the exemption from registration as set forth in Section 4(a)(2) of the Securities Act.

We also issued 62,452 shares of Common Stock to Tripoint Global Equities LLC  ("Tripoint") pursuant to an advisory agreement dated April 15, 2013 between Tripoint and us,  and 75,000 shares of Common Stock  pursuant to an advisory agreement dated July 1, 2014 between Tripoint and us.

Repurchases of Equity Securities

We have not repurchased any equity securities during the periods covered by this Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited condensed consolidated financial statements and notes for the fiscal years ended December 31, 2014 and 2013. The following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
See “Cautionary Note Concerning Forward-Looking Statements.”

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

In this context, the Company has entered into some strategic relationships with local partners in certain regions to seize upon this opportunity. As of the date of this report, we have formed strategic relationships in India, Russia and China.

We plan to continue to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones. We expect to form strategic relationships when local regulations prevent us from accessing a particular market directly.

We plan to fund this proposed expansion through debt financing, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to continue to improve and expand our software products and to expand our business could be adversely affected.

Recent Developments

Business Operation

In February 2015, we announced the rollout of our platform in China, brand named, Aishuo. The Aishuo platform provides VoIP services, a Value Added Virtual SIM solution delivered through a PRC entity controlled by us via various contractual arrangements, Suzhou Aishuo. The Aishuo product has been delivered to the major stores in Chinese App marketplace including Baidu’s 91.com and Baidu.com, the Tencent App store MyApp.com, 360 Qihoo store 360.cn and the every growing Xiaomi store mi.com. The Aishuo smartphone app is expected to drive multiple revenue streams from the supply of its value-added services including the rental of Chinese telephone phone numbers linked to the app, low cost local and international calling plans and sponsorship from advertisers.  Subscribers can top up their app credit from the biggest online payment services in China including AliPay (from Alibaba), Union Pay, PayPal and Tenent’s WeChat payment service.

The official rollout of Aishuo brand followed the first phase of our Chinese infrastructure rollout that  commenced in 2014 in six major cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect to the national telephone network to our Aishuo brand.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps.

In 2014, we continued building up the Chinese core network.  The Global Exchange (network control center) was placed in a data center with high availability in Shanghai and eight (8) Horizon line servers were connected to the telecommunications network.  This level of rollout allowed us to issue a preliminary Android Application (App) to a group of Chinese students in Nanjing for them to evaluate the user interface and the core features of our optimized smartphone App.  Based on feedback the research and development teams in Ireland and China made some adjustments to the Application look and feel service to accommodate this target user community.

In December 2014, Tier 1 Telecom operators, including Smartfren Telcom, Tbk in Indonesia and the Philippines, made One Horizon software available to customers as a standard feature upon activation of devices. It gives users the ability to acquire a free virtual SIM, a unique identifier that allows for calls from ‘application to application’ or ‘application to landline/mobile phones’, by simply registering the App.  Having the App on the device eliminates the step of the user needing to seek out and download the App.  It is anticipated that Smartfren Telcom will target to pre-install the smartcall app in more than 4 million units of their Andromax phones in 2015

In September 2014, our One Horizon mobile VoIP app was added by SingTel to their existing One Horizon software platform for mobile satellite services.  SingTel is Asia's leading communications group with over 500 million mobile customers in 25 countries, including Bangladesh, India, Indonesia, the Philippines and Thailand.

SingTel AIO Connect is a comprehensive unified communications service for both business users and crew onboard ships. It enables instant messaging, email, Internet surfing, Voice-over-IP (VoIP) and voicemail in a single, integrated application. This service has already succeeded in bringing optimized VoIP, Messaging over IP and compressed Internet surfing to SingTel's mobile satellite subscribers connected using mobile Internet over satellite; the toughest of all mobile Internet environments. This mobile VoIP app can be downloaded from the Apple App Store and Google's Play Store.

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

In 2014, we continued our product refinement and commercial integration efforts with Smartfren Telecom, Tbk of Indonesia.  The service, branded SmartCall, will be available in Google Play later in the year.  This service rollout represents yet another tier 1 mobile carrier deployment in Asia. According to a study from Australian market research company Roy Morgan Research, the amount of smartphone ownerships doubled from 12% of the population to 24% in Indonesia during March 2012 to March 2013, which is approximately 60 million. Delivered by the worldwide tier 1 operators, the One Horizon Solution shows its innovation making a new virtual SIM service available to all Indonesians at home and abroad.

Offering and Market Related

In July 2014, we received approval by NASDAQ's Listing Qualifications Department to list our common stock on the NASDAQ Capital Market. Our common stock commenced trading on the NASDAQ Capital Market on July 9, 2014 under the same ticker symbol "OHGI".

In July 2014, we  closed a Reg. S private placement of $1,000,000  for a total of 10 units at a purchase price of $100,000 per Unit, each consisting of, (i) 17,094 shares of Series A Preferred Stock, initially convertible into 17,094 shares of Commo Stock, and (ii) 10,000 Class B Warrants, each exercisable to purchase 1 share of Common Stock at an exercise price of $4.00 per share.

In December 2014, we closed a private placement of $3,500,000 under Regulation S whereby we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of Common Stock, Class C Warrant to purchase 388,889 shares of Common Stock, Class D Warrant to purchase 388,889 shares of Common Stock and Performance Warrant to purchase up to 450,000 shares of Common Stock based on our annual reported subscriber numbers, twenty four (24) months after the Closing, as is reflected in our Annual Report on Form 10-K for the year ending December 31, 2016, if we fail to achieve 15.0 million subscribers at that time.

Corporate Governance

In July 2014, we appointed Brian Collins the Chief Executive Officer of the Company. Mr. Collins is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Mr. Collins brings experience in founding and operating technology companies along with his extensive knowledge of software engineering.

In November 2014, as one of our continuous measures to improve our internal control and procedure over the financial reporting and disclosure, our Board of Directors adopted a tracking form which was designed to track related party transactions. Upon adoption, management will review and pre-approve related party transaction and submit the tracking form to the Board for review and ratification on quarterly basis.

Research & Development

The Company has spent approximately $1.1 million on capitalizable research and development in the fiscal year 2014.

During 2014, we expanded our Irish software development team with the addition of a new senior software developer at our recently opened software research and development office at the Nexus Innovation Center on the campus of the University of Limerick.  As part of this process, we signed an agreement with the Industrial Development Agency (IDA) Ireland whereby IDA granted certain financial assistance toward the cost of establishing and carrying a service undertaking for a software development center in Ireland in connection with our VoIP software platform. The software development center is intended to give employment of up to 25 persons and should allow us to more quickly increase the size of this research and development team. We believe that the further expansion of our Irish development team will allow the further advance of our unique mobile VoIP solutions.

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

We expanded our software development capabilities for China by hiring 4 new junior software developers in our Horizon Nanjing JV, known as Horizon Network Technology Co. Ltd.  We believe that the expansion of our software development team at our Chinese joint venture will support the company’s strategy of continuing to develop our products in areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones while working within the constraints of local regulations.

We continued our research and development of the Horizon product platform throughout 2014.  The Swiss based team made significant strides towards the next generation of the product suite with particular emphasis going to the User Interface (UI) re-engineering and the new Horizon concept of Sponsored Calls.  Sponsored calls allow 3rd parties to display and play a multi-media advertisement for their goods and services to App users and in return for listening to the advertisement, the user gets a free call.  Further to the UI the Research and Development for version 2.0, our Irish based team made progress on the latest multi-core solution with a view to releasing this software to our customers in 2015.  Further research is on-going in the area of Wi-Fi to 3G [and vice-versa] 'radio handoff' to allow uninterrupted calls when Internet radio signals are arriving and leaving the smartphone.  Our concept of multi-ring handsets is also being developed and marks a very exciting new feature to our smartphone offering where our App, a business landline, an assistants phone etc. can all ring at once when a main-number is dialed.  The software team in China is working on a new method for Direct Inward Dial number rental for the Chinese marketplace and developing all the interfaces for the Software Development Kits [SDK] required for the Baidu, Tencent and Qihoo App stores.

During the last quarter of 2014, the expansion of the Horizon advertising platform to allow the industry first of User-Selectable-Sponsored-Calls was developed in Switzerland and Ireland R&D centers,  and released on the Horizon product suite in China by the Chinese team, brand name Aishuo. A User-Selectable-Sponsored-Calls allows would-be advertisers to sponsor a call or calls to a certain amount in time or price.  The user selects their sponsor and then must listen to their audio advertisement prior to the call being placed.  Further to this, in Ireland, the R&D team developed a brand new multi-ring solution of our App to be able to receive incoming calls on multiple devices at the same time.  This differs from existing app technologies in that it also includes the functionality to receive the call to user’s apps, home, office, mobile, all at the same time so a call will never be missed.

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

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for stock-based compensation, accounting for intangible assets and related impairment analyses and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements as of December 31, 2014.

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

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered except as set out below.

●	Revenue for maintenance services is recognized over the period of delivery of the services except as set out below.

●
Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licences and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

Where the Company has entered into a Revenue Share with the customer then all future revenue from granting of user licenses and for maintenance services will be recognized when the Company has delivered user licenses and is entitled to invoice.

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

Results of Operations

The following table sets forth information from our statements of operations for the year ended December 31, 2014 and 2013.

Comparison of year ended December 31, 2014 and 2013 (in thousands)

	For the Year Ended December 31,		Year to Year Comparison
	2014 (audited)	2013 (audited)	Increase/ (decrease)	Percentage Change

Revenue	$5,122	$9,106	$(3,984)	(44%)

Cost of revenue
Hardware	362	545	(183)	(34%)
Amortization of software development costs	1,890	1,908	(18)	(1%)
	2,252	2,453

Gross margin	2,870	6,653	(3,783)	(57%)

Operating Expenses

General and administrative	4,933	6,706	(1,773)	(26%)
Depreciation	146	166	(20)	(12%)
Total Operating Expenses	5,079	6,872	(1,793)	(26%)

Loss from Operations	(2,209)	(219)	(1,990)	(908%)

Other Income(Expense)
Interest expense	20	(322)	(342)	106%
Foreign Exchange (loss) gain , net	8	(158)	(166)	105%
Interest income	2	1	1	100%

Loss for continuing operations before income taxes	(2,179)	(698)	(1,481)	(212%)

Income taxes (recovery)	(210)	-	(210)	N/A
Net Loss for the year	(1,969)	(698)	(1,271)	(182%)

Revenue: Our revenue for the year ended December 31, 2014 was approximately $5.1 million as compared to approximately $9.1 million for the year ended December 31, 2013, a decrease of roughly $4.0 million or 44%. The decrease was primarily due to revenue generated in 2013 for the maintenance of a banking software which is now no longer supported by One Horizon, and licenses for a customer booked in January 2013 which were due for renewal in December 2013 and consequently issued and invoiced in December 2013, two of which accounted for approximately $700,000 in revenue. In addition there were revenues recognized in the comparative period on a Global Exchange sale to a major tier one telecommunications company based in Asia of $0.5 million and amounts under contracts signed in prior periods which were recognized in the comparative period in 2013.  The Company expects revenue to increase as more customers launch their service using the Horizon products. The Company has in 2014 spent time in developing the B2C network and system in China to diversify our long term growth away from purely B2B business where the decisions on roll out of the product depend on the customer’s priorities within their portfolio of products, over which we have limited or no influence. We undertook considerable work in 2014 and launched our  App on B2C network in February 2015. As of the date of this report, our App has been downloaded by over 1 million subscribers.

Cost of Revenue: Cost of revenue for hardware was approximately $0.4 million for the year ended December 31, 2014, compared to approximately $0.5 million for the year ended December 31, 2013. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.  In addition, we recognize costs relating to the provision of hardware when a customer acquires such ancillary hardware.

Gross Profit:  Gross profit for the year ended December 31, 2014 was approximately $2.9 million as compared to $6.7 million for the year ended December 31, 2013.  Our gross profits decreased by 57% from 2013 to 2014.  The decrease was mainly due to the reduced revenue as set forth above herein. However, management anticipate gross profit to increase with the growth of our business and the global smartphone market as well as our established expansion plan of entering into markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $5.1 million, or 99% of sales for the year ended December 31, 2014 as compared to approximately $6.9 million, or 75% of sales for the same period in 2013, a decrease of approximately $1.8 million. The decrease was mainly due to reduced accounting and legal costs for the year ended December 31, 2014 as well as the reduced staff cost in 2014. For the same period in 2013, we incurred higher accounting and legal costs following the share exchange between and among Intelligent Communication Enterprise Corp. and One Horizon Group PLC closed on November 20, 2012. In addition,  our staff cost decreased in 2014 because we transitioned certain development positions from Switzerland to Ireland and China.  Going forward, management expects operating costs to rise due to various public company-related expenses including share-based compensation, and various legal, accounting and consulting services.  Despite the expected increase in operating costs, management believes that operating costs as a percentage of sales will drop as sales of the Horizon Platform solution are expected to grow.

Net Loss: Net loss for the year ended December 31, 2014 was approximately $2.0 million as compared to a net loss of $0.7 million for the same period in 2013.  Going forward, management expects to generate net income  provided that  the company continuously execute its expansion plan  by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Non-Controlling Interest:

The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $105,000 for the year ended December 31, 2014. The remaining portion of net loss of $1.9 million  for the twelve months ended December 31, 2014 was attributable to the stockholders of the Company.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $1,074,000 for the year ended December 31, 2014.

The following table sets forth information from our statements of operations for the years ended December 31, 2014 and 2013.

Liquidity and Capital Resources

Years Ended December 31, 2014 and December 31, 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2014	2013
Net cash used in operating activities	(1,755)	(3,760)
Net cash used in investing activities	(1,167)	(1,365)
Net cash provided by financing activities	4,083	6,496

Net cash used by operating activities was approximately $1.75 million for the year ended December 31, 2014 as compared to approximately $3.8 million for the same period in 2013.  The decrease in cash used by operations was primarily due to the increase in cash generated from sales and reduction in operating expenditure, which offset (and reduced) the overall cash used by operating activities.

Net cash used in investing activities was approximately $1.2 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in investing activities was primarily focused on investment in software development costs.

Net cash provided by financing activities amounted to approximately $4.1 million for 2014 and $6.5 million for 2013. Cash provided by financing activities in 2014 primarily from the sale of preferred shares and convertible stock in July and December 2014. Cash provided by financing activities in 2013 was primarily due to the advances from related parties and proceeds from the sale of common stock. Cash used by financing activities in 2013 was primarily due to proceeds from sale of common stock and loan from related parties.

Our working capital as of December 31, 2014, was approximately $11.1 million, as compared to working capital of approximately $4.1  million for the same period in 2013.

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

None during our two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of a material weakness caused by a lack of in-house US GAAP expertise, was identified in connection with the evaluation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

As disclosed in our 2013 Annual Report on Form 10K, we reported material weaknesses in our internal controls over financial reporting as of December 31, 2013  as discussed below

(i)         Lack of sufficient independent directors. During the six months ended June 30, 2013, we had two independent directors on our board, which was comprised of five directors. These two independent directors, however, would not currently be deemed independent under NASDAQ for audit committee purposes.

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

(vi)     Revenue Recognition. In connection with the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting relating to correctly recording the time of revenue recognition for certain license fees Specifically, our policy of revenue recognition did not meet all the requirements of the relevant generally accepted accounting principles applicable to software sales. Consequently, effective controls did not to ensure that revenue for these types of software sales were appropriately recorded.

Remediation of Material Weaknesses

As soon as we learned of the material weakness (identified above) related to revenue recognition, we began taking steps intended to remediate this material weakness and to improve our control process and procedures with respect to revenue recognition and in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These activities included:

●	Conducting a comprehensive review and implementing a revised accounting policy for our revenue recognition of certain software license fees;
●	Hiring outside consultants with specific expertise with revenue recognition to assist with a review of both current future and licensing agreements;
●	Establishing new policies, procedures and controls to ensure that the new revenue recognition policy is properly administered;
●
To the extent necessary, evaluating the proper organizational structure and accounting personnel to ensure that we have the requisite knowledge and expertise of revenue recognition under standards of U.S. GAAP.

●	Adding two accounting employees to ensure sufficient segregation of duties in our finance and accounting functions due to limited personnel
●
Appointing additional independent directors. As a result, we currently have four independent directors on our board, which is comprised of six directors. These four independent directors are deemed independent under Nasdaq Rule 5605(a)(2) and one of them qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K Item 407(d)(5)(ii). In addition, we formed audit, compensation and nominating committees that would meet NASDAQ rules and guidelines.

●
Adopting a tracking form which was designed to track related party transactions. Upon adoption, management will review and pre-approve related party transaction and submit the tracking form to the Board for review and ratification on quarterly basis.

Management’s Review

In conjunction with the preparation of our financial statements for the year ended December 31, 2014, Management reviewed the material weaknesses in our internal controls and procedures identified as of December 31, 2013 which led  to the remediation measures listed above.  Specifically, we addressed the material weaknesses listed above as follows:

(i)         Appointment of additional independent directors. As a result of the appointment of independent directors (in the last six months of December 31, 2013 and the fiscal year ended December 31, 2014) and resignation of one director during our fiscal year ended December 31, 2014, we now have an independent board comprised of six (6) directors with four (4) independent directors.  In addition (and as described above), we formed audit, compensation and nominating board committees in September 2013 that meet NASDAQ rules and regulations.   Accordingly, we believe that the formation of this independent board of directors in conjunction with the additional oversight from our new committee has effectively eliminated this deficiency.   Specifically, the independent audit committee will increase board oversight and help us have better oversight of our financial reporting.

(ii)        Introduction of new corporate governance policies. In September 2013, we chartered and formed three (3) new board committees. During fiscal year 2014, three committees met on quarterly basis and provided additional oversight of management decisions.   We believe that these new committees will address certain corporate governance activities and processes that were not always formally documented in the past. Specifically, the audit, compensation and nominating committees will provide the proper corporate structure for the documentation of decisions made by the board of directors and the communications of those decisions to management.  As a result, we believe that we have taken material steps to eliminate this deficiency.

(iii)      Introduction of new accounting personnel to address insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended December 31, 2014, we added two (2) new accounting employees to ensure sufficient segregation of duties in our finance and accounting functions.  We believe that the addition of this additional accounting staff will allow us to achieve much greater segregation of duties within our financial reporting process and its underlying accounting records and systems.   Accordingly, this will allow us to provide a more comprehensive review over the financial reporting process that should minimize previous problems that could have resulted in failures to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. Although, management believes that the addition of new staff members will help us control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements, we will continue to monitor and evaluation our overall accounting staff and segregation of duties as operations and accounting transactions increase.

(iv)    Improving our in-house US GAAP Expertise. During the year ended December 31, 2014, we began the process of evaluation of a proper organization structure and accounting personnel to ensure that we have greater internal US GAAP expertise.  Part of this process included adding staff members as described above.  Though we did not have sufficient in house expertise in 2014, we engaged certain external financial advisors to assist us with reviewing certain accounting policies with the goal of enhancing our US GAAP expertise. Although Management believes that the company has taken significant steps towards improving our in-house US GAAP expertise, we will continue using suitable external consultant(s) in 2015 until we identify and hire qualified in-house US GAAP expertise.

(v)    Improving Maintenance of Accounting Records.  During the second half of 2013 and throughout 2014, we  introduced monthly ledger maintenance controls including key reconciliations over bank accounts, tax control accounts, AR ledgers and AP ledgers.

(vi)    Revenue Recognition. As soon as we learned of the material weakness related to revenue recognition, we began taking steps intended to remediate this material weakness and to improve our control process and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities included:

●	Conducting a comprehensive review and implementing a revised accounting policy for our revenue recognition of certain software license fees;
●	Hiring outside consultants with specific expertise with revenue recognition to assist with a review of both current future and licensing agreements;
●	Establishing new policies, procedures and controls to ensure that the new revenue recognition policy is properly administered;
●
To the extent necessary, evaluating the proper organizational structure and accounting personnel to ensure that we have the requisite knowledge and expertise of revenue recognition under standards of U.S. GAAP.

As a result of the above mentioned remediation measures, we have substantially improved our corporate governance and internal control policies, but still have a material weakness as it relates to in-house US GAAP expertise.  As a result, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 and management will continue to take steps to remediate this material weakness in 2015 and to improve our control process and procedures with respect to US GAAP expertise and in general as part of our continuing efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.   These activities will include engaging outside consultants with US GAAP expertise while working to locate and hire accounting personnel with sufficient US GAAP expertise.

Except as disclosed above in our discussion of the restatement of revenues, there were no changes in our internal controls over financial reporting during the period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of March 28 , 2015. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.  Each director has been elected to the term indicated. Directors whose term of office ends in 2014 shall serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

Name	Age	Principal Occupation or Employment	First Became Director	Current Board Term Expires

Brian Collins	47	President, Chief Financial Officer, Chief Technology Officer, Director	12/10/12	2015

Martin Ward	57	Chief Financial Officer, Director	12/10/12	2015

Nicholas Carpinello	65	Owner, Carpinello Enterprises LLC, Director	3/7/13	Until the date of removal or resignation

Richard Vos	69	Director	8/21/2013	Until the date of removal or resignation

Robert Law	64	Director	8/28/2013	Until the date of removal or resignation

Robert Vogler	64	Director	1/8/14	Until the date of removal or resignation

Brian Collins

Mr. Collins was appointed as the Chief Executive Office and President on July 28, 2014. Mr. Collins also acts  as the Chairman of the Board of the Company upon his appointment as the Chief Executive Officer of the Company. Mr. Collins was earlier appointed as  Vice President and Chief Technology Officer on November 30, 2012 and director on December 10, 2012. Prior to his appointment as Vice President and Chief Technology Officer, Mr. Collins had served as Chief Technology Officer of One Horizon Group, PLC since 2010, following the acquisition by One Horizon Group of Abbey Technology GmbH, a company that was founded by, and employed, Mr. Collins in 1999, and which became a subsidiary of One Horizon Group upon its acquisition. He is the co-inventor of the Horizon Platform, and has over 20 years’ experience in the technology sector with a background in software engineering. Abbey Technology developed software systems for the Swiss banking industry. Prior to his employment at Abbey, he worked as a software engineer for Credit Suisse First Boston Equities in Zurich. Earlier in his career, between 1993 and 1996, he worked as a software engineer for Sybase, an information technology company, in California and Amsterdam. Mr. Collins graduated in 1990 with a BSc Hons in Computer Systems from the University of Limerick, Ireland. He also undertook further software research and development at International Computers Limited between 1990 and 1993. Mr. Collins brings experience founding and working at technology companies along with extensive knowledge of software engineering.

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

Significant Employees

Claude Dziedzic

Mr. Dziedzic, aged 41, was appointed Chief Horizon Architect on November 30, 2012 and is the co-inventor of the Horizon software platform. Mr. Dziedzic was employed by Abbey Technology GmbH, which was subsequently acquired by the One Horizon Group, PLC, and which became a subsidiary thereof, in 2010. Mr. Dziedzic had been employed as the chief architect and in the design and development department of the Abbey Technology software platforms from 2001 to 2009. During that time, he also participated in the design and development of the Horizon software platform and the software design and development for software and messaging systems for the Swiss banking industry. Mr. Dziedzic had worked for UBS AG in Switzerland from 1997 to 2001 and DataSign AG from 1997 to 1999. Mr. Dziedzic worked in software research and development during his work for USB AG and DataSign AG. Mr. Dziedzic graduated from Ecole Superieure des Science Appliquees pour l’Ingenieur de Mulhouse with a Masters Engineer Degree in Industrial IT and Automatics in 1997. In 1994, he achieved a general degree in Science & Structure of the Matter (specializing in Industrial IT, Automatics and Electronics) from the University of Alsace, and in 1992 he was awarded a Bachelor’s Degree in Mathematics and Physics from the Academy of Strasbourg.

Qingsong  Li
Mr. Li, aged 39, was appointed the General Manager of Horizon Network Technology Co., Ltd at the end of 2012. Mr. Li was the Deputy General Manager of Nanjing ZTEsoft CO., Ltd, in charge of international marketing and national business development from 2008 to 2012. Before that period, he was a Software Engineer(2002-2003), Chief of International Development Team(2003-2004), Deputy Head of International Sales Department(2004-2005) and Head of International Sales Department(2006-2007) of Nanjing ZTEsoft Co., Ltd. Mr. Li graduated from Southeast University, Nanjing with a master degree in System Engineering and Hefei University of Technology with a bachelor degree in Accounting and minor in Computer Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors, and greater than 10% beneficial owners filed on a timely basis reports required by Section 16(a) of the Exchange Act prior to the Share Exchange on November 30, 2012 during the fiscal year ended December 31, 2012. After the Share Exchange, we believe that none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

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

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Nicholas Carpinello, Robert Law and Richard Vos are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Richard Vos is the Chairman of the Nominating and Corporate Governance Committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table: Executives

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mark White, Former CEO(1)	Year ended 12/31/14	358,750	0	0	0	0	0	0	358,750

	Year ended 12/31/13	676,000	0	0	0	0	0	0	676,000

Brian Collins, CEO (2)	Year ended 12/31/14	615,000	0	0	0	0	0	0	615,000

	Year ended 12/31/13	676,000	0	0	0	0	0	0	676,000

Martin Ward, CFO(3)	Year ended 12/31/14	292,330	0	0	0	0	0	0	292,330
	Year ended 12/31/13	311,000	0	0	0	0	0	0	311,000

____________

(1)
Mr. White was appointed our chief executive officer effective November 30, 2012 and resigned on July 24, 2014 due to personal reasons. Mr. White was paid in Swiss Francs, with a conversion rates of CHF 1.00 = $1.12, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(2)
Mr. Collins was appointed our chief executive officer effective July 28, 2014 and our chief technology officer effective November 30, 2012. For the period ended December 31, 2013, Mr. Collins was paid in Swiss Francs, with a conversion rate of CHF 1.00 = $1.12, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(3)
Mr. Ward was appointed our chief financial officer effective November 30, 2012. For the period ended December 31, 2013, Mr. Ward was paid in pounds sterling, with conversion rate of £1.00 = $1.56, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/. For the period ended December 31, 2014, Mr. Ward was paid in British pounds  (GBP 1 = USD 1.5571).

Pension Benefit

None during the periods covered in this Report

Nonqualified Deferred Compensation

None during the periods covered in this Report

Retirement/Resignation Plans

None during the periods covered in this Report

Outstanding Equity Awards at 2014 Year-End
As of the year ended December 31, 2014, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2014, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Brian Collins	615,000	0	0	0	0	0	615,000
Robert Law	18,000	0	0	0	0	0	18,000
Richard Vos	18,000	0	0	0	0	0	18,000
Martin Ward	292,330	0	0	0	0	0	292,330
Mark White(1)	358,750	0	0	0	0	0	358,750
Robert Vogler	18,000	0	0	0	0	0	18,000

(1)	Mark White resigned as a director of the Board effective July 24, 2014 due to personal reasons

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 14, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of  March 25, 2015, we had 32,933,209 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 25, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 25, 2015  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Person or Group	Amount And Nature of Beneficial Ownership(1)	Percent

Principal Stockholders:

Alexandra Mary Johnson 11 Washern Close Wilton Salisbury, SP2 0LX United Kingdom	1,819,666	5.53%

Adam Christe Thompson 547A Wellington Road Crisfield, MD 21817	1,819,666	5.53%
Mark White(2)	5,744,011	17.44%

Named Executive Officers and Directors:

Brian Collins	6,069,011	18.43%

Martin Ward	2,919,666	8.87%

Richard Vos	9,729	*

Nicholas Carpinello	16	*

Robert Vogler	194,600	*
All Executive Officers and Directors as a Group (6 persons):	12,737,033	38.68%
_______________
*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.
(2)           Mr. White was appointed our chief executive officer effective November 30, 2012 and resigned on July 24, 2014 due to personal reasons.

Equity Compensation Plan

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	500,000	4.54	3,500,000
Equity compensation plans not approved by security holders	584,650	$0.53	0
Total	1,084,650	$2.38	3,500,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2014	2013
Loans due to stockholders
Due within one year	$600	$3,500
Long-term	2,598	-
	$3,198	$3,500

At December 31, 2014, $3,198,000 of related party debt was outstanding. $600,000 is interest free and will be repaid during 2015. The remaining balance of $2,598,000 matures on April 1, 2016 and carries an annual rate of interest of 0.21%.

During 2014 the Company settled a total of $1,672,000 approximately of related party debt, by a combination of:

i.	paying $250,000
ii.	issuing a new note payable of $600,000 to be repaid in 2015
iii.	Issuing 246,000 new shares of common stock

The difference between the amount of related party debt eliminated and the fair value of consideration paid by the company is considered a capital transaction and resulted in an increase of $269,000 to additional paid in capital.

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

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange since we are listed on OTC markets, which does not have any such listing standards. In determining whether our directors are independent, however, we intend to comply with the rules of the Nasdaq. The Board of Directors also will consult with counsel to ensure that the Board of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2),we currently have four independent directors, Nicholas Carpinello, Robert Law, Robert Vogler and Richard Vos.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by Peterson Sullivan LLP for the years ended December 31, 2014 and 2013 were as follows:

Services Provided	2014	2013
Audit Fees	$80,000	$60,000
Audit Related Fees	100,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	$180,000	$60,000

Audit Fees

Audit fees billed by Peterson Sullivan, the Company’s independent registered public accounting firm , were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Audit-related fees billed during the 2014 were for the work undertaken in respect of the restatement of the 2013 consolidated financial statements and prior years together with the interim financial statements on Form 10Q.

Tax Fees

There were no tax fees billed or accrued during the Reported Periods.

All Other Fees

There were no other fees billed or accrued during the Reported Periods.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

Item 3	Articles of Incorporation and Bylaws

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3. 2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3. 3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3. 4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location
Item 10	Material Contracts

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

Common Stock Purchase Warrant dated May 1, 2013

10.6	Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.12	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.13	Form of Class B Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.14	Form of Class A Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.15	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.16	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.17	Form of Convertible Debenture	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.18	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.19	Form of Amended and Restated Class C Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.20	Form of Amended and Restated Class D Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.21	Form of Amended and Restated Performance Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.22	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.23	Indemnification Agreement between the Company and Brian Collins	Filed herein as a part of this Report

10.24	Indemnification Agreement between the Company and Martin Ward dated	Filed herein as a part of this Report

Exhibit Number	Title of Document	Location
Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

14.2	Insider Trading Policy	Incorporated by reference from the Registration Statement on Form S-1 filed February 5, 2015

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report

Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: March 31 , 2015	By:	/s/ Brian Collins
Brian Collins
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2015

By:	/s/ Brian Collins
Brian Collins
President, Chief Executive Officer, and Director

By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal Finance and Accounting Officer and Director

By:	/s/ Robert Vogler
Robert Vogler
Director

By:	/s/ Nicholas Carpinello
Nicholas Carpinello
Director

By:	/s/ Robert Law
Robert Law
Director

By:	/s/ Richard Vos
Richard Vos
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
One Horizon Group, Inc.
Limerick, Ireland

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for the years ended December 31, 2014, and 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One Horizon Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States.

/S/ Peterson Sullivan LLP

Seattle, Washington
March 31, 2015

ONE HORIZON GROUP, INC.
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except share data)

	2014	2013

Assets

Current assets:
Cash	$3,172	$2,070
Accounts receivable, net	9,072	7,264
Other assets	576	139
Total current assets	12,820	9,473

Property and equipment, net	212	315
Intangible assets, net	10,960	12,760
Investment	19	23
Debt issue costs	395	-
Total assets	$24,406	$22,571

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$556	$661
Accrued expenses	360	964
Accrued compensation	15	59
Income taxes	93	117
Amount due to related parties	600	3,500
Current portion of long-term debt	73	65
Total current liabilities	1,697	5,366

Long-term liabilities
Long term debt	108	184
Amount due to related parties	2,598	-
Convertible debenture	2,598	-
Deferred income taxes	235	445
Mandatorily redeemable preferred shares	90	90
Total liabilities	7,326	6,085

Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
issued and outstanding 170,940 shares (2013 - nil)	1	-
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 33,281,069 shares (2013 32,920,069);	3	3
Additional paid-in capital	32,163	28,269
Deferred Compensation	(214)	-
Retained Earnings (Deficit)	(15,227)	(13,319)
Accumulated other comprehensive income	63	1,137
Total One Horizon Group, Inc. shareholders' equity	16,789	16,090
Non-controlling interest	291	396
Total equity	17,080	16,486

Total liabilities and equity	$24,406	$22,571

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Operations
For the years ended December 31, 2014 and 2013
(in thousands, except per share data)

	Year ended December 31,
	2014	2013

Revenue	$5,122	$9,106

Cost of revenue
Hardware	362	545
Amortization of intangibles	1,890	1,908
	2,252	2,453
Gross margin	2,870	6,653

Expenses:
General and administrative	4,933	6,706
Depreciation	146	166
	5,079	6,872

Loss from operations	(2,209)	(219)

Other income and expense:
Interest expense	(16)	(25)
Interest expense - related parties, net	36	(297)
Foreign exchange	8	(158)
Interest income	2	1
	30	(479)

Loss from continuing operations before income taxes	(2,179)	(698)

Income taxes (recovery)	(210)	-
Net loss for the year	(1,969)	(698)

Loss attributable to non-controlling interest	(105)	(104)
Net loss for the year atrributable to One Horizon Group, Inc.	(1,864)	(594)

Less: Preferred dividends	(44)	-

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,908)	$(594)

Earnings per share

Basic net loss per share	$(0.06)	$(0.02)

Diluted net loss per share	$(0.06)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	32,981	31,661

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2014 and 2013
(in thousands)

	Year ended December 31,
	2014	2013

Net income (loss)	$(1,969)	$(698)
Other comprehensive income:
Forgin currency translation adjustment gain (loss)	(1,074)	682
Comprehensive income (loss)	(3,043)	(16)

Comprehensive income (loss) attributable to the non-controlling interest	(105)	(104)

Total comprehensive income (loss)	$(2,938)	$88

See accompaying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2014 and 2013
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2012	-	-	30,846	$3	$21,630	$-	$(12,725)	$(500)	$455	$-	$8,863

Sale of subsidiary shares to non-controlling interest										500	500
Net Income			-	-	-		(594)		-	(104)	(698)
Foreign currency translations			-	-	-		-		682		682

Receipt of subscription receivable by offset against shareholder loan								500			500
Common stock issued for cash			807	-	6,000						6,000
Common stock issued for services received			101	-	643						643
Common stock repurchased			(1)	-	(4)						(4)
Common stock issued on exercise of warrants			1,168	-	-						-

Balance December 31, 2013	-	-	32,921	$3	$28,269	$-	$(13,319)	$-	$1,137	$396	$16,486

Net income (loss)							(1,864)			(105)	(1,969)
Foreign currency translations									(1,074)		(1,074)
Preferred dividends							(44)				(44)
Common stock issued for services received			15		65						65

Common stock issued for services to be received in the future			75		323	(323)

Amortization of deferred compensation						109					109

Options issued for services					516						516

Preferred Stock issued for cash	171	1			981						982

Common stock issued for services received			25	108							108
Costs of financing				(108)							(108)
Common stock issued in settlement of debt			246	-	822						822
Fair value of warrants issued for services received					187						187
Issuance of warrants in connection with convertible debenture					599						599
Beneficial conversion feature in connection with convertible debenture					303						303
Warrants issued as part of debt issue costs					98						98

Balance December 31, 2014	171	$1	33,282	$3	$32,163	$(214)	$(15,227)	$-	$63	$291	$17,080

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013
(in thousands)

	Year ended December 31,
	2014	2013
Cash provided by (used in) operating activities:

Operating activities:
Loss for the year	$(1,864)	$(594)

Adjustment to reconcile net income (loss) for the year to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	146	166
Amortization of intangible assets	1,890	1,908
Increase in allowance for doubtful accounts	180	-
Options issued for services received	516	-
Warrants issued for services	187	-
Common shares issued for services received	174	643
Net income (loss) attributable to non-controlling interest	(105)	(104)
Changes in operating assets and liabilities
net of effects of acquistions:
Accounts receivable	(1,988)	(6,287)
Other assets	(437)	(3)
Accounts payable and accrued expenses	(244)	488
Income taxes	-	23
Deferred income taxes	(210)	-

Net cash provided by (used in) operating activities	(1,755)	(3,760)

Cash used in investing activities:

Acquisition of intangible assets	(1,122)	(1,211)
Acquisition of property and equipment	(49)	(131)
Other assets	4	(23)

Net cash provided by (used in) investing activities	(1,167)	(1,365)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(68)	-
Cash proceeds from issuance of common stock	-	6,000
Proceeds from issuance of preferred stock, net	982	-
Proceeds from issuance of convertible debenture, net	3,202	-
Repurchase of common stock	-	(4)
Advances from related parties, net of repayment	(33)	500

Net cash provided by financing activities	4,083	6,496

Increase in cash during the year	1,161	1,371
Foreign exchange effect on cash	(59)	-

Cash at beginning of the year	2,070	699

Cash at end of the year	$3,172	$2,070

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2014 and 2013
(in thousands)

	Year ended December 31,
	2014	2013

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:

Common stock issued for services received	65	643
Settlement of subscription receivable through partial repayment
of loan payable	-	500
Common stock issued for settlement of debt	822	-
Common stock issued for services to be received in the future	323	-
Fair value of warrants issued for services received	187	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1.  Description of Business and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it under perpetual license arrangements (“Master License”) throughout the world. The Company sells related user licenses and software maintenance services as well.

Principles of Consolidation

The December 31, 2014 and 2013 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited, One Horizon Group Pte., Limited and Aishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States

Foreign Currency Translation

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

Accounts Receivable

Accounts receivable result primarily from sales of software, user licenses and maintenance services to customers and are recorded at their principal amounts. Receivables are considered past due once they exceed the terms of the sales transaction. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There was an allowance of $492,000 and $212,000 for doubtful accounts at December 31, 2014 and 2013, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As at December 31, 2014 and December 31, 2013, two customers accounted for 28% and three customers accounted for 22%, respectively, of the accounts receivable balance.

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

During the years ended December 31, 2014 and 2013 software development costs of $1,122,000 and $1,211,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the years ended December 31, 2014 and 2013 the Company identified no impairment losses related to the Company’s long-lived assets.

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

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered except as set out below.

●	Revenue for maintenance services is recognized over the period of delivery of the services except as set out below.

●
Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licences and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

Where the Company has entered into a Revenue Share with the customer then all future revenue from granting of user licenses and for maintenance services will be recognized when the Company has delivered user licenses and is entitled to invoice.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the years ended December 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred research and development costs that are included in general and administration expenses in the amount of $703,000 and $739,000  in the years ended December 31, 2014 and 2013 respectively.

Debt Issue Costs

Debt issue costs related to long-term debt are capitalized and amortized over the term of the related debt using the effective interest method.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended December 31, 2014 and 2013, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The carrying amounts of our financial assets and liabilities such as cash, accounts receivable and accounts payable approximate their fair values based on level 1 inputs in the fair value hierarchy because of the short maturity of these instruments. Due to the conversion features and other terms, it is not practical to estimate the fair value of amounts due to related parties and long term debt.

Share-Based Compensation

The Company accounts for share-based awards at fair value on date of grant and recognizes compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes option pricing model, which includes subjective judgements about the expected life of the awards, forfeiture rates and stock price volitility.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2017. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transaction method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	December	December 31
	2014	2013

Leasehold improvements	$265	$265
Motor vehicle	120	120
Equipment	348	310
	733	695
Less accumulated depreciation	(521)	(380)

Property and equipment, net	$212	$315

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	December	December 31
	2014	2013

Horizon software	$16,936	$17,599
ZTEsoft Telecom software	495	497
Contractual relationships	885	885
	18,316	18,981
Less accumulated amortization	(7,356)	(6,221)

Intangible assets, net	$10,960	$12,760

Amortization of intangible assets for each of the next five years is estimated to be $1,900,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	December	December 31
	2014	2013

Vehicle loan	$32	$51
Equipment loan	15	27
Office term loan	134	171
	181	249
Less current portion	(73)	(65)

Balance	$108	$184

Note 7.  Convertible Debenture

On December 22, 2014 the Company closed a financing of $3.5 million consisting of 1,555,556 units, whereby each unit included i) the right to convert, at any time, into one share of common stock at a price of $2.25; ii) one Class C warrant entitling the holder to purchase one share of common stock at a price of $3.00; iii) one Class D warrant entitling the holder to purchase one share of common stock at a price of $3.50 and iv) a pro-rata share of potential performance warrants.

The convertible debenture is for a term of three years from the date of issue and has an interest rate of 8% per annum, payable quarterly in arrears in either cash, shares of common stock, or a combination of cash and shares of common stock. The Company has the right to repurchase the convertible debenture upon notice at any time after the first twelve months.

The Class C and Class D warrants have a term of four years and are each entitled to purchase one-fourth of a share of common stock. In total the Company issued 388,889 Class C warrants and 388,889 Class D warrants related to the convertible debenture.

The Company will issue a maximum of 450,000 performance warrants, each entitling the holders to purchase shares of common stock for cash at the then current market price, dependent on the number of subscribers the Company has as at December 31, 2016. The number of performance warrants issued will be a ratio with 450,000 performance warrants being issued if there is less than 5 million subscribers and no performance warrants if there are more than 15 million subscribers.

Proceeds received from the convertible debentures were allocated between the convertible debenture and the warrants based on their relative fair values. The resulting discount for the warrants is amortized using the effective interest method over the life of the debentures. The relative fair value of Class C and Class D warrants resulted in a discount of $598,500 at the date of issuance. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible debentures was determined to result in a beneficial conversion feature. The beneficial conversion feature has a relative fair value of $302,994 at the date of issuance and will be amortized over the term of the convertible debenture. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debentures. The amortization of the debt discount is included as interest expense in the consolidated statement of operations.

A total of 1,711,112 share of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2014	2013

Loans due to stockholders (current and former officers and directors)
Due within one year	$600	$3,500
Long-term	2,598	-
	$3,198	$3,500

At December 31, 2014, $3,198,000 of related party debt was outstanding. $600,000 is interest free and will be repaid during 2015. The remaining balance of $2,598,000 matures on April 1, 2016 and carries an annual rate of interest of 0.21%.

During 2014 the Company settled a total of $1,672,000 approximately of related party debt, by a combination of:

i.	paying $250,000
ii.	issuing a new note payable of $600,000 to be repaid in 2015
iii.	Issuing 246,000 new shares of common stock

The difference between the amount of related party debt eliminated and the fair value of consideration paid by the company is considered a capital transaction and resulted in an increase of $269,000 to additional paid in capital.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

On July 21, 2014 the Company completed a private placement of 170,940 shares of mandatorily convertible Series A Preferred Stock that also included 100,000 Class B warrants, each warrant convertible to one share of common stock at an exercise price of $4 per share. The net proceeds of the offering were $982,000 after deducting offering costs.

The holders of Series A Preferred Stock are entitled to receive cumulative dividends during a period of twenty-four (24) months from and after the Issuance Date (the “Dividend Period”). During the Dividend Period for each outstanding share of Series Preferred Stock, dividends shall be payable quarterly in cash, at the rate of 10% per annum on or before each ninety (90) day period following the Issuance Date (each a “Dividend Payment Date”), with the first Dividend Payment Date to occur promptly following the three month period following the Issuance Date, and continuing until the end of the Dividend Period. Following the expiration of the Dividend Period, the holders of Series A Preferred Stock shall not be entitled to any additional dividend payment or coupon rate.

Shares of Series A Preferred Stock are convertible in whole or in part, at the option of the holders, into shares of common stock at $5.85 per share prior to the Maturity, and all outstanding shares of Series A Preferred Stock shall automatically convert to shares of common stock upon Maturity, provided however, at no time may holders convert shares of Series A Preferred Stock if the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder and its affiliates to exceed 9.99% of the then issued and outstanding shares of common stock outstanding at such time, unless the holder provides us with a waiver notice in such form and with such content specified in the Series A Certificate of Designation.

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

170,940 shares of Series A preferred stock are issued and outstanding as of December 31, 2014.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the year ended December 31, 2014, the Company:

•	issued 15,000 shares of common stock for services received with a fair value of $64,500.
•	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500
•	issued 75,000 shares of common stock for services received in the future with a fair value of $322,500
•	issued 246,000 shares of common stock in settlement of amounts owing of $553,500

During the year ended December 31, 2013, the Company:

•	issued 5,000 shares of common stock for services received with a fair value of $30,000
•	issued 62,543 shares of common stock for services received with a fair value of $562,891.
•	issued 806,452 shares of common stock for $6 million cash.
•	issued 33,333 shares of common stock for services received with a fair value of $50,000.
•	issued 1,167,600 shares of common stock upon the exercise of warrants with an exercise price of $nil

Stock Purchase Warrants

At December 31, 2014, the Company had reserved 2,811,642 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
60,000	6.55	December 2015
68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018
450,000	-	May 2017

During the year ended December 31, 2014 there were 100,000 warrants issued in connection with the $1 million private placement and 805,354 warrants issued in connection with the $3.5 million convertible debenture. An additional 450,000 performance warrants have been issued in connection with the $3.5 convertible debenture with the number of warrants, and exercise price, to be determined upon completion of the December 31, 2016 fiscal year. In addition there was an additional warrants issued to the holders of each of the 403,226 warrants issued in connection with the financing of February, 2013 such that there are now 1,209,675 warrants outstanding related to this financing. Further the exercise price for these warrants was reduced to $4.25 per share and the exercise period extended to January 2019. There were no warrants exercised during the year ended December 31, 2014.

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

During the year ended December 31, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. On January 1, 2014 the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of December 31, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2013	-	$-
Options issued	500,000	4.54
Outstanding at December 31, 2014	500,000	4.54

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,200,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting period. The amount of $516,000 has been recognized during the year ended December 31, 2014. As at December 31, 2014 there was unrecognized compensation expense of approximately $1.03 million to be recognized over a period of 2 years.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of December 31, 2014, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2013	584,650	$0.53
Options forfeited	-	-
Outstanding at December 31, 2014	584,650	$0.53

Other than the options to purchase 500,000 common shares under the 2013 Equity Incentive Plan, there were no options issued, exercised or forfeited during the year ended December 31, 2014.

The following table summarizes stock options outstanding at December 31, 2014:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2014	(Years)	2014	2014
$0.51	850	0.83	850	$1,258
0.53	291,900	5.50	291,900	426,174
0.53	291,900	8.00	-	-
4.54	500,000	9.00	-	-

At December 31, 2014, 4,584,650 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.68%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 192%

Note 11.  Income Taxes

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.

Income (loss) before income taxes consisted of the following (in thousands):

	December 31
	2014	2013
United States	$(943)	$(1,474)

International	(607)	466
Total	$(1,550)	$(1,008)

Deferred Tax Assets

As of December 31, 2014, the Company had federal net operating losses of $2.4 million available for future deduction from taxable income derived in the United States.  The Company’s United Kingdom subsidiary has non-capital losses of approximately $13.0 million available for future deductions from taxable income derived in the United Kingdom, which do not expire.  The potential benefit of net operating loss carryforwards has not been recognized in the combined financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  The tax years 2006 through 2013 remain open to examination by federal authorities and other jurisdictions in which the Company operates.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2014	2013
Deferred tax assets
Net operating loss carryforwards - United States	$829	$508

Net operating loss carryforwards - International	3,249	2,924
Valuation allowance	(4,078)	(3,432)
Net deferred tax assets	$-	$-

The increase in the valuation allowance was $646,000 for the year ended December 31, 2014 and $922,000 for the year ended December 31, 2013.

Note 12.  Commitments and Contingencies

The Company has an agreement with an employee to pay for certain services provided during 2013 by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $100,000 and $200,000, respectively, for the years ended December 31, 2014 and 2013.

Minimum contractual commitments, as of December 31, 2014, is as follows:

	Operating	Long-term
	leases	Financing

2015	$112,000	$73,000
2016	67,000	53,000
2017	67,000	40,000
2018	67,000	15,000

Legal Proceedings

In 2012, we sold certain former subsidiaries engaged in provision of satellite service in 2012 to Broadband Satellite Services (“BSS”), a company incorporated under laws of England and Wales. Horizon Globex, a company incorporated in Switzerland and a subsidiary of us, had provided these subsidiary companies with software and IT services. In connection with its acquisition of our former subsidiary companies, BSS entered into three agreements with Horizon Globex pursuant to which BSS continued to use Horizon Globex to supply software and IT services. Notwithstanding the fact that Horizon Globex has provided such ongoing software and IT services, BSS has failed to pay our fees pursuant to the agreements. As a result, on December 23, 2014, we initiated legal proceedings in the High Court, Queens Bench Division, Commercial Court No. 2014 folio 1560 against BSS in the United Kingdom to collect such fees in the amount of $640,000. Subsequently, BSS asserted counter claims in the amount of $5.8 million, alleging among other claims, civil fraud in connection with the sale of subsidiary companies. Based on the timing of these claims, which were never raised until we filed our action against BSS, it is our position that these claims are specious and represent nothing more than an attempt to improve BSS's negotiating position with regard to our legitimate claims against it. As a result, we plan to continue to carry out our claims against BSS to the fullest extent possible and to defend BSS's counter-claims vigorously. We note further that several of BSS's counter claims may be time barred by applicable sections of the contracts and plan to assert the same as an affirmative defense to such counter claim. Notwithstanding our views with regard to our claims against BSS and BSS's counterclaims, litigation is by its nature unpredictable and therefore we cannot guarantee with certainty the outcome of our dispute with BSS.

Note 13. Segment Information

The Company has one business segment, which is the development of software for licensing to the telecommunications industry.

The Company’s revenues were generated in the following geographic areas:

	2014	2013
Europe	$0.7 million	$3.7 million
Asia	$3.7 million	$4.7 million
Russia	$0.1 million	$0.4 million
USA	$0.6 million	$0.3 million