Form 10-Q
period 2015-03-31
One Horizon Group, Inc.
filed 2015-05-20
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

T1-017 Tierney Building, University of Limerick, Limerick, Ireland.
(Address of principal executive offices)	(Zip Code)

+353-61-518477
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 15, 2015, 32,921,533 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2015	2014

Assets

Current assets:
Cash	$1,923	$3,172
Accounts receivable (net), current portion	5,879	9,072
Other assets	584	576
Total current assets	8,386	12,820
Accounts receivable (net), net of current portion	3,116	-
Property and equipment, net	138	212
Intangible assets, net	11,004	10,960
Investment	18	19
Debt issue costs	362	395
Total assets	$23,024	$24,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$113	$556
Accrued expenses	323	360
Accrued compensation	14	15
Income taxes	94	93
Amounts due to related parties	350	600
Current portion of long-term debt	12	73
Total current liabilities	906	1,697

Long-term liabilities
Long term debt, net of current portion	-	108
Amount due to related parties	2,578	2,598
Convertible debenture	2,624	2,598
Deferred income taxes	235	235
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,433	7,326

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000;
issued and outstanding 170,940 shares (December 2014 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares
issued and outstanding 33,281,069 shares (December 2014 - 33,281,069)	3	3
Additional paid-in capital	32,292	32,163
Deferred compensation	(161)	(214)
Retained Earnings (Deficit)	(16,185)	(15,227)
Accumulated other comprehensive income	355	63
Total One Horizon Group, Inc., stockholders' equity	16,305	16,789
Non-controlling interest	286	291
Total Equity	16,591	17,080
Total liabilities and equity	$23,024	$24,406

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(in thousands, except per share data)
(unaudited)

	2015	2014

Revenue	$745	$1,185

Cost of revenue:
Hardware	61	62
Amortization of software development costs	512	486
	573	548

Gross margin	172	637

Expenses:
General and administrative	1,085	1,128
Depreciation	20	48
	1,105	1,176

Loss from operations	(933)	(539)

Other income and expense:
Interest expense	(90)	(40)
Foreign exchange	85	(9)
Interest income		1
	(5)	(48)

Loss before income taxes	(938)	(587)

Income taxes (recovery) - deferred	-	(156)

Net Loss for the period	(938)	(431)

Loss attributable to non-controlling interest	(5)	(43)

Net Loss for the period atrributable to One Horizon Group, Inc.	(933)	(388)

Less: Preferred Dividends	(25)	-

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(958)	$(388)

Loss per share

Basic net loss per share	$(0.03)	$(0.01)

Diluted net loss per share	$(0.03)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	33,281	32,934

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
For the three months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014

Net loss	$(933)	$(388)
Other comprehensive income:
Forgin currency translation adjustment gain	292	19
	(641)	(369)

Comprehensive loss attributable to the non-controlling interest	(5)	(43)

Total comprehensive loss	$(646)	$(412)

See accompaying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the three months ended March 31, 2015
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2014	171	$1	33,282	$3	$32,163	$(214)	$(15,227)	$63	$291	$17,080

Net loss							(933)		(5)	(938)
Foreign currency translations								292		292
Preferred dividends							(25)			(25)

Amortization of deferred compensation						53				53

Options issued for services					129					129

Balance March 31, 2015	171	$1	33,282	$3	$32,292	$(161)	$(16,185)	$355	$286	$16,591

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014

Cash provided by (used in) operating activities:

Operating activities:
Net income for the period	$(933)	$(388)

Adjustment to reconcile net income for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	20	48
Amortization of intangible assets	512	486
Increase in allowance for doubtful debts	100	-
Amortization of debt issue costs	33	-
Amortization of beneficial conversion feature	26	-
Amortization of deferred compensation	53	-
Common shares issued for services received	-	65
Options issued for services	129	129
Net income (loss) attributable to non-controlling interest	(5)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(23)	50
Other assets	(8)	(612)
Accounts payable and accrued expenses	(481)	(400)
Deferred income taxes	-	(156)

Net cash provided by (used in) operating activities	(577)	(821)

Cash used in investing activities:

Acquisition of intangible assets	(289)	(350)
Acquisition of property and equipment	-	(48)
Proceeds from disposition of property and equipment	32	-

Net cash (used in) investing activities	(257)	(398)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(169)	(15)
Advances from (repayments to) related parties, net	(270)	-

Net cash provided by (used in) financing activities	(439)	(15)

Increase (decrease) in cash during the period	(1,273)	(1,234)
Foreign exchange effect on cash	24	(47)

Cash at beginning of the period	3,172	2,070

Cash at end of the period	$1,923	$789

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

Supplementary Information:

	2015	2014

Interest paid	$-	$-
Income taxes paid	-	-

Non-cash transactions:

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015.

Principles of Consolidation and Combination

The March 31, 2015 and 2014 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited, One Horizon Group Pte., Limited and Aishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

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

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and expense.

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

Accounts Receivable

Accounts receivable result primarily from sale of software licenses, hardware and consultancy fees to customers and are recorded at their principal amounts. The categories of sales and receivables and their terms of payment are as follows:

a)
Master License Agreement (“Agreement”) deposits – these deposits are payable in accordance with the terms of the Agreement. The deposits are invoiced and recognised when the agreement is signed providing the deposits are due to be received within 12 months. When the deposits under the agreement are due in later periods then the later deposits are invoiced when the later deposits are due to be paid.

b)
Maintenance and operational fees and end user licenses – these charges are invoiced and recognized when the customer is due to pay them under the Agreement.  In some Agreements the charges are invoiced and payable when the service/licenses have been delivered by the Company. In the remaining cases the Company has agreed a Revenue Share basis of payment whereby the Company receives an agreed proportion of the Customer’s revenue from its operation of the Horizon service. In this circumstances the income for Maintenance and operational fees together with End user licenses are not recognized until the income is invoiced and due. In 2014 the Company reported that it has converted a significant number of its customers to a Revenue Share basis of collection (see note in Revenue Recognition note) and the balance outstanding at the point of conversion will be collected first before further revenue of this category is recognized in the future.

c)
Software consultancy – When customers require customization of software then the Company quotes a fixed project amount or a day rate for the work. When the Customer has confirmed their approval and the work has been undertaken then the Consultancy is invoiced and the revenue recognized. The terms of payment are that the fee is payable within the stated terms, normally 30 days from date of invoice.

d)
Hardware – this comprises of the supply of ancillary equipment which on occasional basis customers ask us to source and supply. The Company quotes the price for delivery and upon delivery invoices the Customer with payment due within stated terms, normally within 30 days of invoice.

When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions.  The Company has strong collection history in all categories except category b) and does not believe an allowance for doubtful accounts for these categories is necessary.  For receivables in category b), when we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount we believed to be collectible.  There was an allowance of $592,000 and $492,000 for doubtful accounts at March 31, 2015 and December 31, 2014, respectively. Receivables are generally unsecured.  The Company does not have off-balance sheet credit exposure related to its customers. As at March 31, 2015 and December 31, 2014, two customers accounted for 20% and 28%, respectively, of the accounts receivable balance.

Where the Company considers the receivable balances of certain customers, under category (b) above to be received in more than 12 months the relevant balances are shown as a non current asset. A provision for a discount for the deferred payments totaling $100,000 averaging approximately to a discount of 1.5% per annum for payments expected to be received beyond 12 months.

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

During the three months ended March 31, 2015 and 2014 software development costs of $289,000 and $350,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three months ended March 31, 2015 and 2014 the Company identified no impairment losses related to the Company’s long-lived assets.

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

●
Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three month periods ended March 31, 2015 and 2014.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. In addition to the expenditure capitalized within Intangible Assets the Company incurred research and development costs in the three month periods ended March 31, 2015 and 2014 of $135,000 and $nil, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three month periods ended March 31, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net loss, foreign currency translation adjustment, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, accounts receivable aging, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

Financial Instruments

The carrying value of our financial assets and liabilities such as cash, accounts receivable and accounts payable approximate their fair values based on level 1 inputs in the fair value hierarchy because of the short maturity of these instruments. Due to the conversion features and other terms, it is not practical to estimate the fair value of amounts due to related parties and long term debt.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which includes subjective judgments about the expected life of the awards, forfeiture rates and stock price volatility.

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

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	March 31	December 31
	2015	2014

Leasehold improvements	$-	$265
Motor vehicle	-	120
Equipment	290	348
	290	733
Less accumulated depreciation	(152)	(521)

Property and equipment, net	$138	$212

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	March 31	December 31
	2015	2014

Horizon software	$17,669	$16,936
ZTEsoft Telecom software	498	495
Contractual relationships	885	885
	19,004	18,316
Less accumulated amortization	(8,048)	(7,356)

Intangible assets, net	$11,004	$10,960

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Long-term Debt

Long – term liabilities are shown below (in thousands).

	March 31	December 31
	2015	2014

Vehicle loan	$-	$32
Equipment loan	12	15
Office term loan	-	134
	12	181
Less current portion	(12)	(73)

Balance	$-	$108

During the quarter the Company negotiated early settlement of the Office term loan balance. As a result a gain of $37,000 was realized and reflected under the General and Administration expenses.

Note 7.  Convertible Debenture

On December 22, 2014 the Company closed a financing of $3.5 million pursuant to which the Company issued to one investor i) a convertible debenture that is convertible into 1,555,556 shares of common stock, at any time, at a price of $2.25 per share; ii) 388,889 Class C warrants entitling the holder to purchase 388,889 shares of common stock at a price of $3.00 per share; iii) 388,889 Class D warrants entitling the holder to purchase 388,889 share of common stock at a price of $3.50 per share and iv) 450,000 performance warrants which are potential exercisable based on the Company’s  annual reported subscriber numbers, twenty four (24) months after December 22, 2014 as reflected in the Company’s  Annual Report on Form 10-K for the year ending December 31, 2016.

The convertible debenture is for a term of three years from the date of issue and has an interest rate of 8% per annum, payable quarterly in arrears either in cash, shares of common stock or a combination of cash and shares of common stock. The Company has the right to repurchase the convertible debenture upon notice at any time after the first twelve months.

The Class C and Class D warrants have a term of four years and are each entitled to purchase one-fourth of a share of common stock. In total the Company issued 388,889 Class C warrants and 388,889 Class D warrants.

The performance warrants, each entitling the holders to purchase shares of common stock for cash at the then current market price per share, are exercisable dependent on the number of subscribers the Company has as at December 31, 2016. The Company issued 450,000 performance warrants which can be exercised in full if there is no less than 5 million subscribers, pro-rated if there is more than 5 million but less than 15 million subscriber, or in zero if there are more than 15 million subscribers.

Proceeds received from the convertible debentures were allocated between the convertible debenture and warrants based on their relative fair values. The resulting discount for the warrants is amortized using the effective interest method over the life of the debentures. The relative fair value of Class C and Class D warrants resulted in a discount of $598,500 at the date of issuance. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible debentures was determined to result in a beneficial conversion feature. The beneficial conversion feature has a relative fair value of $302,994 at the date of issuance and will be amortized over the life of the convertible debenture. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debentures. The amortization of the debt discount is included as interest expense in the consolidated statement of operations.

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2015	2014

Loans due to stockholders (current and former officers and directors)
Due within one year	$350	$600
Long-term	2,578	2,598
	$2,928	$3,198

At March 31, 2015, $2,928,000 of related party debt was outstanding. $350,000 is interest free and will be repaid during 2015. The remaining balance of $2,578,000 matures on April 1, 2016 and carries an annual interest rate of 0.21%.

During the quarter ending March 31, 2015 the Company entered into a sales contract, in the normal course of business with a customer (Horizon Latin America) in which the Company holds an equity interest.  The customer purchased perpetual software license $500,000, which has been recognized in the first quarter of 2015.  The Company owns a cost based investment interest of 19% in the customer with no voting rights or board representation therein.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 per share par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

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

170,940 shares of Series A preferred stock are issued and outstanding as of March 31, 2015.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1per share.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the three months ended March 31, 2015,  no share of common stock was issued.

During the year ended December 31, 2014, the Company:

●	issued 15,000 shares of common stock for services received with a fair value of $64,500.
●	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500
●	issued 75,000 shares of common stock for services received with a fair value of $322,500
●	issued 246,000 shares of common stock in settlement of amounts owing of $553,500

Stock Purchase Warrants

At March 31, 2015, the Company had reserved 2,811,642 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
60,000	6.55	December 2015
68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018
450,000	-	May 2017

There were no warrants issued or exercised during the three months ended March 31, 2015.

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

During the year ended December 31, 2014, the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per share, until January 15, 2024. On January 1, 2015, the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of March 31, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	500,000	$4.54
Options issued	-	-
Outstanding at March 31, 2015	500,000	4.54

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,200,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting period. The amount of $129,000 has been recognized during the three months ended March 31, 2015. As at March 31, 2015 there was unrecognized compensation expense of approximately $900,000 to be recognized over a period of 1.75 years.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of March 31, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	584,650	$0.53
Options forfeited	-	-
Outstanding at March 31, 2015	584,650	$0.53

There were no options issued, exercised or forfeited during the three months ended March 31, 2015.

The following table summarizes stock options outstanding at March 31, 2015:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	March 31,	Life	March 31,	March 31,
Exercise Price	2015	(Years)	2015	2015
$0.51	850	0.58	850	$917
0.53	291,900	5.25	291,900	312,333
0.53	291,900	7.75	291,900	312,333
4.54	500,000	8.75	166,667	-

At March 31, 2015, 5,584,650 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Note 11.  Commitments and Contingencies

The Company has an agreement with a consultant to pay for certain services provided during 2013 by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $21,000 and $42,000, respectively, for the three month periods ended March 31, 2015 and 2014.

Minimum contractual commitments, as of March 31, 2015, are as follows:

	Operating	Long-term
	leases	Financing

2015	$19,000	$9,000
2016	-	3,000

Legal Proceedings

In 2012, we sold certain former subsidiaries engaged in provision of satellite service in 2012 to Broadband Satellite Services (“BSS”), a company incorporated under the laws of England and Wales. Horizon Globex, a company incorporated in Switzerland and a subsidiary of us, had provided these subsidiary companies with software and IT services. In connection with its acquisition of our former subsidiary companies, BSS entered into three agreements with Horizon Globex pursuant to which BSS continued to use Horizon Globex to supply software and IT services. Notwithstanding the fact that Horizon Globex has provided such ongoing software and IT services, BSS has failed to pay our fees pursuant to the agreements. As a result, on December 23, 2014, we initiated legal proceedings in the High Court, Queen’s Bench Division, Commercial Court No. 2014 folio 1560 against BSS in the United Kingdom to collect such fees in the amount of $640,000. Subsequently, BSS asserted counter-claims in the amount of $5.8 million, alleging among other claims, civil fraud in connection with the sale of subsidiary companies. Based on the timing of these claims, which were never raised until we filed our action against BSS, it is our position that these claims are specious and represent nothing more than an attempt to improve BSS’s negotiating position with regard to our legitimate claims against it. As a result, we plan to carry out our claims against BSS to the fullest extent possible and to defend BSS’s counter-claims vigorously. We note further that several BSS counter-claims may be time barred by applicable sections of the contracts and plan to assert the same as an affirmative defense to such counter-claim. Notwithstanding our views with regard to our claims against BSS and BSS’s counter-claims, litigation is by its nature unpredictable and therefore we cannot guarantee with certainty the outcome of our dispute with BSS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2014 and 2013  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The official rollout of Aishuo brand followed the first phase of our Chinese infrastructure rollout that  commenced in 2014 in six major cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect to the national telephone network to our Aishuo brand.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of March 31, 2015, we had over 1.6 million downloads of Aishuo smartphone app already and as of the date of this report, we have more than 3 million downloads.
In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we have commenced our penetration into Latin American market by signing a Horizon license contract with a regional operator. We consider Latin America a huge and growing market for mobile apps as Latin America growth is forecast to be in line with the global average and is also forecasting very significant VoIP revenues growing to $12.8bn by 2018 according to Vision Gain VoIP Market Forecast (https://www.visiongain.com/Report/1107/The-Voice-Over-Internet-Protocol-(VoIP)-Market-2013-2018).

Meanwhile, our major three tier-1 carriers are progressing with their rollouts as planned:

●
Smart Communications, Inc. in the Philippines continued its rollout of the Horizon App branded LinkPlus.  It has installed this service in over 125 vessels to date and observed significant growth on the data consumption and voice over IP call revenues from its solution.

●	Singapore Telecommunications continued its rollout of the Horizon App branded AIO Mobile and has commenced the first phase of its marketing activities around this Over-The-Top "OTT" solution.
●	Smartfren Telekom Tbk in Indonesia continued its rollout of the Horizon App branded SmartCall and has commenced the first phase of its marketing activities around this Over-The-Top "OTT" solution.

In 2014 the Company has negotiated with some tier-2 customers to change the contractual billing arrangements from fixed price for licenses and maintenance services supplied, to a revenue share arrangement where the Company receives a percentage of all future revenue generated by the customers from services to their subscribers using the Horizon platform . In the medium to long term this is expected to generate greater recurring income over a longer term especially with customers operating in niche areas with limited subscriber numbers with high Average Revenue Per User.

Research & Development

During the fist quarter of 2015, we have spent approximately $289,000 on capitalizable research and development together with $135,000 on expensed research and development.
During the three months end March 31,  2015, we continued with our drive for innovation and our research and development teams brought us a brand new call handoff solution whereby a call that is in progress on Wi-Fi will automatically transfer  to 2G/3G/4G when Wi-Fi signal becomes too weak.  Similarly, when a call is in progress over 2G/3G/4G and a known Wi-Fi signal is detected then the call will automatically transfer to the stronger signal.  Whilst others have partially solved this issue of radio-handoff, the Horizon solution works for all handset types on Android and on Apple's iOS and we believe that this will open up other mobile VoIP opportunities for the us.

The R&D also delivered the only service in the world with a combo multi-installation App joined to a shared/peer landline or mobile.  Using these features, especially for business, an App will ring on multiple devices such as a smartphone and tablet at the same time but also ring a users landline, their mobile, their home, their remote office etc. so a single incoming call can be answered in the most convenient way for the end users.  Whilst others have partially solved this issue of simultaneous ringing with just the App, Horizon has solved this for all phone types and we believe that this will open up other mobile VoIP opportunities for the Company.

Results of Operations

Comparison of three months ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2015	2014	Increase/ (decrease)	Percentage Change

Revenue	$745	$1,185	$(440)	(37.1)

Cost of revenue	573	548	25	4.6

Gross margin	172	637	(465)	(73.0)

Operating expenses:

General and administrative	1,085	1,176	(91)	(7.7)
Depreciation	20	48	(28)	(58.3)

Total operating expenses	1,105	1,176	(71)	(6.0)

Loss from operations	(933)	(587)	(346)	(58.9)

Other expense	(5)	(48)	(43)	(90.0)
Loss before income taxes	(938)	(587)	(351)	(60.0)

Income taxes (recovery)	(0)	(156)	(156)	100.0
Net Loss for period	(938)	(431)	(507)	(117.6)

Loss attributable to non-controlling interest	(5)	(43)	(38)	(88.4)

Loss attributable to One Horizon Group, Inc.	(933)	(388)	(545)	(140.5)

Revenue: Our revenue for the three months ended March 31, 2015 was approximately $0.745 million as compared to approximately $1.185 million for the three months ended March 31, 2014, a decrease of roughly $0.44 million, or 37.1%. The decrease was primarily due to revenue of $0.5 million recognized during the first quarter of 2014 on a Global Exchange installment invoiced in January 2014, which was recognized in the forth quarter of 2014 instead of the first quarter of 2015 because the invoice was raised and received a month earlier than previous year.

Cost of Revenue: Cost of revenue was approximately $573,000 or 47.3% of sales for the three months ended March 31, 2015, compared to cost of revenue of $548,000 or 21.6% of sales for the three months ended March 31, 2014. Our cost of sales is primarily composed of the amortization of software development costs. In addition, when a customer requires ancillary hardware, there are costs relating to the provision of that hardware.   The increase in cost of sales was mainly attributed to an increase of $26,000 in amortization of software development costs during the three months ended March 31, 2015 as compared to the same quarter in 2014.

Gross Profit: Gross profit for the three months ended March 31, 2015 was approximately $172,000 as compared to $637,000 for the three months ended March 31, 2014, a decrease of approximately 73.0%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross profit will begin increasing with the growth in business and the smartphone market globally, as well as the Company’s ability to capitalize on market opportunities by entering areas with high population density, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $1.1 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.  Going forward, management does not expect operating costs to rise significantly until Revenue grows following the increase of end users.

Net Loss:Net Loss for the three months ended March 31, 2015 was approximately $938,000 as compared to loss of approximately $431,000 for the same period in 2014. The decrease was primarily due to reduction in revenue mentioned above. Management believe the net loss will decrease and eventually become net income going forward with our growth in the sales and operations; provided that we are able to successfully sell Horizon Platform solution to new telecommunications companies globally and therefore increase the number of end users globally.

Non-Controlling Interest: The non-controlling interest holders in our  Chinese subsidiary Horizon Network Technology Co Ltd were attributed their 25% share of the net loss of the Company in the amount of $5,000 for the three months ended March 31, 2015. The remaining portion of net loss of $933,000 for the three months ended March 31, 2015 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $43,000 for the three months ended March 31, 2014. The remaining portion of net loss of $388,000 for the three months ended March 31, 2014 was attributable to the stockholders of the Company.
Going forward, management believes the Company will grow the business and increase profitability if we are successful in selling the Horizon Platform solution to new telecommunications company customers globally.

Liquidity and Capital Resources

Three Months Ended March 31, 2015 and March 31, 2014

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2015	2014
Net cash provided by (used in) operating activities	(577)	(821)
Net cash (used in) investing activities	(257)	(398)
Net cash provided by (used in) financing activities	(439)	(15)

Net cash used in operating activities was approximately $577,000 for the three months ended March 31, 2015 as compared to net cash used in operating activities of approximately $821,000 for the same period in 2014. The decrease in cash used in operations was primarily due to reduction in cash spent on general and administration during the first quarter of 2015 as compared  to the same period in 2014.

Net cash used in investing activities was approximately $257,000 and $398,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash used in financing activities was $439,000 for the three months ended March 31, 2015 as compared to net cash used in financing activities of $15,000 for the three months ended March 31, 2014. Cash used by financing activities in 2015 and 2014 was primarily due to repayment of long term debt.

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

(b)  Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on April 1, 2015).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: May 19, 2015	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director