Form 10-Q
period 2015-06-30
One Horizon Group, Inc.
filed 2015-08-19
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-10822

One Horizon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

T1-017 Tierney Building, University of Limerick, Limerick, Ireland.
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 14, 2015, 34,893,495 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2015	2014
Assets

Current assets:
Cash	$870	$3,172
Accounts receivable (net), currrent portion	5,448	9,072
Other assets	569	576
Total current assets	6,887	12,820

Accounts receivable (net), net of current portion	3,456	-
Property and equipment, net	126	212
Intangible assets, net	11,006	10,960
Investment	19	19
Debt issue costs	329	395
Total assets	$21,823	$24,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$164	$556
Accrued expenses	382	360
Accrued compensation	15	15
Income taxes	94	93
Amounts due to related parties	100	600
Current portion of long-term debt	10	73
Total current liabilities	765	1,697

Long-term liabilities
Long term debt, net of current portion	-	108
Amount due to related parties	2,488	2,598
Convertible debenture	2,748	2,598
Deferred income taxes	190	235
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,281	7,326

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares (December 2014 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 33,281,069 shares (December 2014 - 33,281,069)	3	3
Additional paid-in capital	32,442	32,163
Deferred compensation	(107)	(214)
Retained Earnings (Deficit)	(17,758)	(15,227)
Accumulated other comprehensive income	706	63
Total One Horizon Group, Inc., stockholders' equity	15,287	16,789
Non-controlling interest	255	291
Total Equity	15,542	17,080
Total liabilities and equity	$21,823	$24,406

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2015 and 2014
(in thousands, except per share data)
(unaudited)

		Three Months ended June 30,		Six Months ended June 30,
		2015	2014	2015	2014

	Revenue	$108	$1,304	$853	$2,489

Cost of revenue	- Hardware	47	66	108	128
	- Amortization of software development costs	580	483	1,092	969
		627	549	1,200	1,097

	Gross margin	(519)	755	(347)	1,392

	Expenses:
	General and administrative	729	1,190	1,814	2,318
	Depreciation	16	46	36	94
		745	1,236	1,850	2,412

	Loss from operations	(1,264)	(481)	(2,197)	(1,020)

	Other income and expense:
	Interest expense	(284)	(20)	(374)	(20)
	Interest expense - related parties	(1)	(35)	(1)	(75)
	Foreign exchange	(76)	(10)	9	(19)
	Interest income	-	1	1	2
		(361)	(64)	(365)	(112)

	Income (loss) before income taxes	(1,625)	(545)	(2,562)	(1,132)

	Income taxes (recovery) - deferred	(45)	-	(45)	(156)

	Net Income (Loss) for the period	(1,580)	(545)	(2,517)	(976)

	Net income (loss) attributable to the non-controlling interest	(31)	(22)	(36)	(65)

	Net Income (Loss) for the period atrributable to One Horizon Group, Inc.	(1,549)	(523)	(2,481)	(911)

	Less: Preferred Dividends	(25)		(50)

	Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,574)	$(523)	$(2,531)	$(911)

	Earnings per share attributable to One Horizon Group, Inc. stockholders

	Basic net loss per share	$(0.05)	$(0.02)	$(0.07)	$(0.03)

	Diluted net loss per share	$(0.05)	$(0.02)	$(0.07)	$(0.03)

	Weighted average number of shares outstanding
	Basic and diluted	33,281	32,935	33,281	32,935

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(1,580)	$(545)	$(2,517)	$(976)
Other comprehensive income:
Forgin currency translation adjustment gain (loss)	624	(84)	643	(65)
Comprehensive income (loss)	(956)	(629)	(1,874)	(1,041)

Comprehensive income (loss) attributable to the non-controlling interest	(31)	(22)	(36)	(65)

Total comprehensive income (loss)	$(925)	$(607)	$(1,838)	$(976)

See accompaying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the six months ended June 30, 2015
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional		Retained	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Deferred Compensation	Earnings (Deficit)	Income (Loss)	Non-controlling Interest	Total Equity

Balance December 31, 2014	171	$1	33,282	$3	$32,163	$(214)	$(15,227)	$63	$291	$17,080

Net income (loss)							(2,481)		(36)	(2,517)
Foreign currency translations								643		643
Preferred dividends							(50)			(50)

Amortization of deferred compensation						107				107

Options issued for services					279					279

Balance June 30, 2015	171	$1	33,282	$3	$32,442	$(107)	$(17,758)	$706	$255	$15,542

See accompaying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash provided by (used in) operating activities:

Operating activities:
Net loss for the period	$(2,481)	$(911)

Adjustment to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	36	94
Amortization of intangible assets	1,092	969
Amortization of debt issue costs	66	-
Amortization of beneficial conversion feature	51	-
Amortization of debt discount	99	-
Amortization of deferred compensation	107	-
Common shares issued for services received	-	65
Options issued for services	279	258
Net income (loss) attributable to non-controlling interest	(36)	(65)
Changes in operating assets and liabilities:
Accounts receivable	168	(674)
Other assets	7	(715)
Accounts payable and accrued expenses	(370)	276
Deferred income taxes	(45)	(156)

Net cash provided by (used in) operating activities	(1,027)	(859)

Cash used in investing activities:

Acquisition of intangible assets	(560)	(637)
Acquisition of property and equipment	(1)	(49)
Proceeds from disposition of property and equipment	32	-

Net cash (used in) investing activities	(529)	(686)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(171)	(30)
Advances from (repayments to) related parties, net	(610)	-
Dividends paid	(50)	-

Net cash provided by (used in) financing activities	(831)	(30)

Increase (decrease) in cash during the period	(2,387)	(1,575)
Foreign exchange effect on cash	85	(71)

Cash at beginning of the period	3,172	2,070

Cash at end of the period	$870	$424

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2015 and 2014
(in thousands)
(unaudited)

Supplementary Information:

	2015	2014

Interest paid	$76	$-
Income taxes paid	-	-

Non-cash transactions:

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. The Company sells related user licenses and software maintenance services as well. The company also operates its own chinese retail VoIP service, branded Aishuo.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’ instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015.

Principles of Consolidation

The June 30, 2015 and 2014 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited, One Horizon Group Pte., Limited and Aishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

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

a)
Master License Agreement (“Agreement”) deposits – these deposits are payable in accordance with the terms of the Agreement. The deposits are invoiced and recognized when the Agreement is signed providing the deposits are due to be received within 12 months. When the deposits under the Agreement are due in later periods then the later deposits are invoiced when the deposits are due to be paid.

b)
Maintenance and operational fees and end user licenses – these charges are invoiced and recognized when the customer is due to pay them under the Agreement. In some Agreements the charges are invoiced and payable when the service/licenses have been delivered by the Company. In the remaining cases the Company has agreed to Revenue Share basis of payment whereby the Company receives an agreed proportion of the Customer’s revenue from its operation of the Horizon service. In these circumstances the income for Maintenance and operational fees together with End user licenses are not recognized until the income is invoiced and due. In 2014, the Company reported that it had converted a significant number of its customers to a Revenue Share basis of collection (see note in Revenue Recognition note) and the balance outstanding at the point of conversion for those customers will be collected first before further revenue of this category is recognized in the future.

c)
Software consultancy – When customers require customization of software then the Company quotes a fixed project amount or a day rate for the work. When the Customer has confirmed their approval and the work has been undertaken, then the Consultancy is invoiced and the revenue recognized. The terms of payment are that the fee is payable within the stated terms, normally 30 days from date of invoice.

d)
Hardware – this comprises of the supply of ancillary equipment which on occasional basis customers ask us to source and supply. The Company quotes the price for delivery and upon delivery, invoices the Customer with payment due within stated terms, normally 30 days from date of invoice.

When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. The Company has strong collection history in all categories except category b), and does not believe that an allowance for doubtful accounts for these categories is necessary. For receivables in category b), when we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debts to reduce the related receivable to the amount we believe to be collectable. There was an allowance of $592,000 and $492,000 for doubtful accounts at June 30, 2015 and December 31, 2014, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2015 and December 31, 2014, two customers accounted for 21% and 28%, respectively, of the accounts receivable balance.

Where the Company considers the receivable balances of certain customers, under category b) above to be received in more than 12 months, the relevant balances are shown as a non-current asset. A provision for a discount for the deferred payments totaling $100,000 has been recorded, averaging approximately 1.5% per annum for payments expected to be received beyond 12 months.

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

During the six months ended June 30, 2015 and 2014, software development costs of $560,000 and $637,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six months ended June 30, 2015 and 2014, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to top-tier telecom entities is recognized at the inception of the arrangement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenues for user licenses purchased by customers are recognized when the user license is delivered.

●	Revenues for maintenance services are recognized over the period of delivery of the services.

●
Effective October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable as at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

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

In order to determine the company’s historical experience is based on sufficiently similar arrangements, the Company considers the various factors including the types of customers and products, product life cycle, elements included in the arrangement, length of payment terms and economics of license arrangement. The Company does not presently have any such contracts where this presumption has been overcome.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during the three and six month periods ended June 30, 2015 and 2014.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company expensed research and development costs in the six month period ended June 30, 2015 and 2014 of $252,000 and $nil, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and six month periods ended June 30, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net loss, foreign currency translation adjustments, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which includes subjective judgements about the expected life of the awards, forfeiture rates and stock price volatility.

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

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

Note 3.  China Operations

The Group have control of two Chinese entities Horizon Network Technology Co. Ltd (“HNT”) and Suzhou Aishuo Network Information Co. Limited (“AISHUO”)

The results of operations, assets, liabilities and cash flows of HNT and AISHUO have been consolidated in the accompanying condensed consolidated financial statements as the Company owns a controlling interest in HNT and has full control of AISHUO through contracts in place. The ownership interests in HNT held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statement of Operations.

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	June 30	December 31
	2015	2014

Leasehold improvements	$-	$265
Motor vehicle	-	120
Equipment	296	348
	296	733
Less accumulated depreciation	(170)	(521)

Property and equipment, net	$126	$212

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	June 30	December 31
	2015	2014

Horizon software	$18,509	$16,936
ZTEsoft Telecom software	499	495
Contractual relationships	885	885
	19,893	18,316
Less accumulated amortization	(8,887)	(7,356)

Intangible assets, net	$11,006	$10,960

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	June 30	December 31
	2015	2014

Vehicle loan	$-	$32
Equipment loan	10	15
Office term loan	-	134
	10	181
Less current portion	(10)	(73)

Balance	$-	$108

During the six months ended June 30, 2015 the Company negotiated early settlement of the Office term loan balance. As a result a gain of $37,000 was realized and reflected under the General and Administrative expenses.

Note 7.  Convertible Debenture

On December 22, 2014 the Company closed a financing of $3.5 million consisting of 1,555,556 units, whereby each unit included i) the right to convert, at any time, into one share of common stock at a price of $2.25; ii) one Class C warrant entitling the holder to purchase one quarter of a share of common stock at a price of $3.00; iii) one Class D warrant entitling the holder to purchase one quarter of a share of common stock at a price of $3.50 and iv) a pro-rata share of potential performance warrants.

The unsecured convertible debenture is for a term of three years from the date of issue and has an interest rate of 8% per annum, payable quarterly in arrears in either cash, shares of common stock or a combination of cash and shares of common stock. The Company has the right to repurchase the convertible debenture upon notice at any time after the first twelve months.

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

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	June 30	December 31
	2015	2014

Loans due to stockholders (current and former officers and directors)
Due within one year	$100	$600
Long-term	2,488	2,598
	$2,588	$3,198

At June 30, 2015, $2,588,000 of related party debt was outstanding. $100,000 is interest free and will be repaid during 2015. The remaining balance of $2,488,000 matures on April 1, 2016 is unsecured and carries an annual interest rate of 0.21%.

During the six months ended June 30, 2015 the Company entered into a sales contract, in the normal course of business, with a customer (Horizon Latin America) in which the Company holds an equity interest. The customer purchased a perpetual software license, requiring initial payments of $500,000, which has been recognized as revenue in the six months ended June 30, 2015. The Company owns a cost based investment interest of 19% in the customer with no voting rights or board representation therein.

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

170,940 shares of Series A preferred stock are issued and outstanding as of June 30, 2015.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the six months ended June 30, 2015 no shares of common stock were issued.

During the year ended December 31, 2014, the Company:

•	issued 15,000 shares of common stock for services received with a fair value of $64,500.
•	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500
•	issued 75,000 shares of common stock for services received with a fair value of $322,500
•	issued 246,000 shares of common stock in settlement of amounts owing of $553,500

Stock Purchase Warrants

At June 30, 2015, the Company had reserved 2,811,642 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
60,000	6.55	December 2015
68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018
450,000	-	May 2017

There were no warrants issued or exercised during the six months ended June 30, 2015.

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

During the year ended December 31, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. On January 1, 2015 the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

During the period ended June 30, 2015, the Company issued options to purchase 564,000 shares of common stock under the 2013 Equity Incentive Plan.  The fair value of the options issued, using the Black-Scholes option pricing model is estimated to be $259,000.  The options have an exercise price of $1.09 and vest over three years.

A summary of the Company’s 2013 Equity Incentive Plan as of June 30, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	500,000	$4.54
Options issued	564,000	1.09
Outstanding at June 30, 2015	1,064,000	2.71

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,570,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting periods. The amount of $279,000 has been recognized during the six months ended June 30, 2015. As at June 30, 2015 there was unrecognized compensation expense of approximately $1,050,000 to be recognized over a period of 3 years.

For the 2013 Equity Incentive Plan there were 564,000 options issued and none were exercised or forfeited during the six months ended June 30, 2015.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of June 30, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	584,650	$0.53
Options forfeited	850	0.51
Outstanding at June 30, 2015	583,800	$0.53

There were no options issued or exercised and 850 options were forfeited during the six months ended June 30, 2015.

The following table summarizes stock options outstanding at June 30, 2015:

	Number Outstanding at June 30,	Average Remaining Contractual Life	Number Exercisable at June 30,	Intrinsic Value at June 30,
Exercise Price	2015	(Years)	2015	2015
$0.53	291,900	5.00	291,900	764,778
0.53	291,900	7.00	291,900	764,778
4.54	500,000	8.00	-	-
1.09	564,000	10.00	-	-

At June 30, 2015, 5,583,800 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Note 11.  Commitments and Contingencies

The Company has entered into an agreement during 2013 with a consultant to pay for certain services to be provided by the issuance of options to purchase 291,900 shares of common stock of the Company.

Contractual Commitments

The Company incurred total rent expense of $28,000 and $47,000, respectively, for the six month periods ended June 30, 2015 and 2014.

Minimum contractual commitments, as of June 30, 2015, is as follows:

	Operating	Long-term
	leases	Financing

2015	$20,000	$6,000
2016	-	4,000

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

Note 12. Subsequent Event

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), we closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompany Warrant. Pursuant to the Underwriting Agreement, we granted the Underwriters an option for a period of 45 days to purchase up to 257,142 additional shares of Common Stock and/or 128,571 additional Warrants, in each case, solely to cover over-allotments, if any. The net proceeds from the Offering are approximately $2.64 million, or approximately $ 3.054 million if the underwriters exercise in full their option to purchase additional shares and warrants, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

The warrants offered have a per share exercise price of $2.50 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock and also upon any distributions of assets, including cash, stock or other property to our stockholder), are exercisable immediately and will expire three years from the date of issuance. Subject to applicable laws, the warrants may be offered for sale, sold, transferred or assigned without our consent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2014 and 2013  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

We develop and license software to telecommunications operators through our wholly-owned subsidiaries Horizon Globex GmbH and Abbey Technology GmbH, each incorporated under the laws of Switzerland (“Horizon Globex” and “Abbey Technology,” respectively).  Specifically, Horizon Globex and Abbey Technology develop software application platforms that optimize mobile voice, instant messaging and advertising communications over the internet, collectively, the “Horizon Platform.” Our proprietary software techniques (“SmartPacket™”) use internet bandwidth more efficiently than other techniques that are unable to provide a low-bandwidth solution.  The Horizon Platform is a bandwidth-efficient Voice over Internet Protocol (“VoIP”) platform for smartphones and tablets, and also provides optimized data applications including multi-media messaging and mobile advertising.  Using our SmartPacket™ platform, we have been able to significantly improve the efficiency by which voice signals are transmitted by radio over the Internet resulting in a 10X reduction in mobile spectrum required to transmit a VoIP call. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line, cable TV and satellite communications markets.  We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, Ireland, the United Kingdom, Latin America, China, India, Russia, Singapore and Hong Kong.

In February 2015, we announced the rollout of our platform in China, brand named, Aishuo. The Aishuo platform provides VoIP services, a Value Added Virtual SIM solution delivered through a People’s Republic of China (“PRC”) entity controlled by us via various contractual arrangements, Suzhou Aishuo. The Aishuo product has been delivered to the major stores in Chinese App marketplace including Baidu’s 91.com and Baidu.com, the Tencent App store MyApp.com, 360 Qihoo store 360.cn, Apple’s iTunes and the ever growing Xiaomi store mi.com. The Aishuo smartphone app is expected to drive multiple revenue streams from the supply of its value-added services including the rental of Chinese telephone phone numbers linked to the app, low cost local and international calling plans and sponsorship from advertisers.  Subscribers can top up their app credit from the biggest online payment services in China including AliPay (from Alibaba), Union Pay, PayPal and Tencent’s WeChat payment service.

The official rollout of the Aishuo brand followed the first phase of our Chinese infrastructure rollout that commenced in 2014 in six major cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect the national telephone network to our Aishuo brand.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of June 30, 2015, we had over 1.6 million downloads of Aishuo smartphone app already and as of the date of this report, we have more than 7 million downloads.

In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we have commenced our penetration into the Latin American market by signing a Horizon license contract with a regional operator. We consider Latin America a huge and growing market for mobile apps as Latin America growth is forecast to be in line with the global average and is also forecasting very significant VoIP revenues growing to $12.8bn by 2018 according to Vision Gain VoIP Market Forecast (https://www.visiongain.com/Report/1107/The-Voice-Over-Internet-Protocol-(VoIP)-Market-2013-2018).

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

In 2014, the Company has negotiated with some tier-2 customers to change the contractual billing arrangements from fixed price for licenses and maintenance services supplied, to a revenue share arrangement where the Company receives a percentage of all future revenue generated by the customers from services to their subscribers using the Horizon platform. In the medium to long term, this is expected to generate greater recurring income over a longer term especially with customers operating in niche areas with limited subscriber numbers with high Average Revenue Per User.

Research & Development

During the first half of 2015, we have spent approximately $560,000 on capitalizable research and development together with $252,000 on expensed research and development.

During the six months end June 30, 2015, we continued with our focus on innovation and our research and development teams brought us a brand new call handoff solution. Applying this new call handoff solution, a call that is in progress on Wi-Fi will automatically transfer to 2G/3G/4G when Wi-Fi signal becomes too weak.  Vice versa when a call is in progress over 2G/3G/4G and a known Wi-Fi signal is detected ,the call will automatically transfer to a stronger signal.  Whilst others have partially solved this issue of radio-handoff, the Horizon solution works for all handset types on Android and on Apple's iOS and we believe that this will open up other mobile VoIP opportunities.

During the six months ended June 30, 2015, the R&D also delivered the only service in the world with a combo multi-installation App joined to a shared/peer landline or mobile.  Using these features, especially for business, an App will ring on multiple devices at the same time not only on a smartphone and tablet but also ring a land line, mobile, and remote office etc. In this case, an end user can choose the most convenient way to answer a call. Whilst our competitors have partially solved this issue of simultaneous ringing with just the App, we have solved this for all phone types and we believe that this will open up other mobile VoIP opportunities for the Company.

Our R&D also focused on further enhancing our VoIP technology to detect and tune optimized voice quality on Xiaomi phones. Xiaomi is China's biggest selling smartphone vendor (source: IDC http://www.idc.com/getdoc.jsp?containerId=prHK25437515). We plan to continue our R&D focus on optimizing our application and service on Xiaomi smartphones given the expansion of the Xiaomi brand in China, India and South East Asia in order to keep the Aishuo App as the top performing retail VoIP service across the other top four brands in China's smartphone marketplace including Samsung, Lenovo, Huawei and Coolpad.

Furthermore, during the three months ended June 30, 2015, the R&D team delivered a brand new mobile VoIP app Voicemail concept.  This new solution means that when subscribers rent telephone numbers on Horizon, they will automatically have the facility of a personalized Voicemail service for them when they are busy or out of Internet coverage.  Voicemails can be left by the calling party, optimized for efficient delivery and delivered to the App as audio messages.  The user does not have to go through the cumbersome steps of dialing into a messaging service, our App delivers the voicemail directly to the App, complete with caller ID of the caller..

Further and deeper integration with the Google Wallet and Apple In-App Purchase solutions was also carried out by our R&D teams.  Both of these payment service solutions were released in the second quarter of 2015 and provided more payment options to our B2B and B2C subscribers. And we continue to research the ever changing realm of on-line payment services for our customers.

Capital Market Related

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), we closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompany Warrant. Pursuant to the Underwriting Agreement, we granted the Underwriters an option for a period of 45 days to purchase up to 257,142 additional shares of Common Stock and/or 128,571 additional Warrants, in each case, solely to cover over-allotments, if any. The net proceeds from the Offering are approximately $2.64 million, or approximately $ 3.054 million if the underwriters exercise in full their option to purchase additional shares and warrants, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

The warrants offered have a per share exercise price of $2.50 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock and also upon any distributions of assets, including cash, stock or other property to our stockholder), are exercisable immediately and will expire three years from the date of issuance. Subject to applicable laws, the warrants may be offered for sale, sold, transferred or assigned without our consent.

Results of Operations

Comparison of three months ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2015	2014	Increase/ (decrease)	Percentage Change

Revenue	$108	$1,304	$(1,196)	(91.7)

Cost of revenue	627	549	78	14.2

Gross margin	(519)	755	(1,274)	(168.7)

Operating expenses:

General and administrative	729	1,190	(461)	(38.7)
Depreciation	16	46	(30)	(65.2)

Total operating expenses	745	1,236	(491)	(39.7)

Loss from operations	(1,264)	(481)	(783)	(162.7)

Other expense	(361)	(64)	(297)	(464.1)
Loss before income taxes	(1,625)	(545)	(1080)	(198.2)

Income taxes (recovery)	(45)	(0)	(45)	N/A
Net Loss for period	(1,580)	(545)	(1035)	(189.9)

Loss attributable to non-controlling interest	(31)	(22)	(9)	(40.9)

Loss attributable to One Horizon Group, Inc.	(1,549)	(523)	1016	(196.2)

Revenue: Our revenue for the three months ended June 30, 2015 was approximately $0.108 million as compared to approximately $1.304 million for the three months ended June 30, 2014, a decrease of roughly $1,196 million, or 91.7%. The decrease was primarily due to shift in the business to concentrate on the roll out of the B2C business in China through the Aishuo app. This roll out has gained us over 7 million downloads since its launch in February 2015  through the date of this report. It has greatly increased our exposure and overall recognition which allows us to take market share and acquire customers in what the Company believes will be an increasingly competitive user marketplace. We believe, in the long run,   it will gain us significant revenue. The B2B business continues but no new Global Exchanges were sold in the quarter. The Company have converted most of the B2B partners onto a revenue share basis and is starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded.  The strategic shift being executed by the Company is in-line with longer term development goals and management believes it will position the Company for a greater long-term shareholder value creation.

Cost of Revenue: Cost of revenue was approximately $627,000 or 580.5% of sales for the three months ended June 30, 2015, compared to cost of revenue of $549,000 or 42.16% of sales for the three months ended June 30, 2014. Our cost of sales is primarily composed of the amortization of software development costs. In addition, when a customer requires ancillary hardware, there are costs relating to the provision of that hardware.   The increase during the three months ended June30, 2014 in cost of sales was mainly attributed to an increase in amortization charge relating to software in comparison to the change in the same quarter in 2014.

Gross Profit: Gross profit for the three months ended June 30, 2015 was approximately $(519,000) as compared to $755,000 for the three months ended June 30, 2014, a decrease of approximately 168.7%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross margin will begin to increase with the growth of our business in China.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $0.745 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively.  Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the three months ended June 30, 2015 was approximately $1,580,000 as compared to net loss of approximately $545,000 for the same period in 2014. The decrease was primarily due to reduction in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in China and also elsewhere in the world.

Non-Controlling Interest: The non-controlling interest holders in our Chinese subsidiary Horizon Network Technology Co Ltd attributed their 25% share of the net loss of the Company in the amount of $31,000 for the three months ended June 30, 2015. The remaining portion of net loss of $1,549,000 for the three months ended June 30, 2015 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture attributed their 25% share of the net loss of the joint venture in the amount of $22,000 for the three months ended June 30, 2014. The remaining portion of net loss of $523,000 for the three months ended June 30, 2014 was attributable to the stockholders of the Company.

Comparison of six months ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2015	2014	Increase/ (decrease)	Percentage Change

Revenue	$853	$2,489	$(1,636)	(65.7)

Cost of revenue	1,200	1,097	103	(9.4)

Gross margin	(347)	1,392	(1,739)	(124.9)

Operating expenses:

General and administrative	1,814	2,318	(504)	(21.79)
Depreciation	36	94	(58)	(61.7)

Total operating expenses	1,850	2,412	(562)	(23.3)

Loss from operations	(2,197)	(1,020)	(1,177)	(115.4)

Other income (expense)	(365)	(112)	(253)	(225.8)
Income (Loss) before income taxes	(2,562)	(1,132)	(1,430)	(126.3)

Income taxes (recovery)	(45)	(156)	111	(71.1)
Net Loss for period	(2, 517)	(976)	(1,541)	(157.9)

Net loss attributable to non-controlling interest	(36)	(65)	29	44.6

Net loss attributable to One Horizon Group, Inc.	(2,481)	(911)	(1,570)	(172.3)

Revenue: Our revenue for the six months ended June 30, 2015 was approximately $0.85 million as compared to approximately $2.49 million for the six months ended June 30, 2014, a decrease of roughly $1.64 million, or 65.7%. The decrease was primarily due to shift of our focus on the B2C roll out in China which the management believe in the long run will generate more revenue and net income. We commenced Aishuo roll out in China in February 2015 and as of the date of this report, it has over 7 million downloads. We believe that it will bring us significant revenue. The B2B business continues but no new Global Exchanges were sold in the quarter. The Company have converted most of the B2B partners onto a revenue share basis and is starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded.

Cost of Revenue: Cost of revenue was approximately $1,200,000 or 140.7% of sales for the six months ended June 30, 2015, compared to cost of revenue of $1,097,000 or 44.07% of sales for the six months ended June 30, 2014. Our cost of sales is primarily composed of the amortization of software development costs. In addition, when a customer requires ancillary hardware, there are costs relating to the provision of that hardware.   The increase in cost during the six months ended June 30, 2015 of sales was mainly attributed to the increase in software amortization charge during this six months in comparison to the same period in 2014.

Gross Profit: Gross profit for the six months ended June 30, 2015 was approximately $(347,000) as compared to $1,392,000 for the six months ended June 30, 2014, a decrease of approximately 124.9%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross profit will begin increasing with the growth in business in China.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $1.9 million and $2.4 million during the six months ended June 30, 2015 and 2014, respectively.  Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the six months ended June 30, 2015 was approximately $2,517,000 as compared to loss of approximately $976,000 for the same period in 2014. The decrease was primarily due to reduction in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in China and also elsewhere in the world

Non-Controlling Interest: The non-controlling interest holders in our Chinese subsidiary Horizon Network Technology Co Ltd were attributed their 25% share of the net loss of the Company in the amount of $36,000 for the six months ended June 30, 2015. The remaining portion of net loss of $2,481,000 for the six months ended June 30, 2015 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $65,000 for the six months ended June 30, 2014. The remaining portion of net loss of $911,000 for the three months ended June 30, 2014 was attributable to the stockholders of the Company.

Liquidity and Capital Resources

Six Months Ended June 30, 2015 and June 30, 2014

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2015	2014
Net cash provided by (used in) operating activities	(1,027)	(859)
Net cash (used in) investing activities	(529)	(686)
Net cash provided by (used in) financing activities	(831)	(30)

Net cash used in operating activities was approximately $1,027,000 for the six months ended June 30, 2015 as compared to net cash used in operating activities of approximately $859,000 for the same period in 2014. The increase in cash used in operations was primarily due to reduction in accounts payable and sales during the first half of 2015 as compared to the same period in 2014.

Net cash used in investing activities was approximately $529,000 and $686,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash used in financing activities was $831,000 for the six months ended June 30, 2015 as compared to net cash used in financing activities of $30,000 for the three months ended June 30, 2014. Cash used by financing activities in 2015 and 2014 was primarily due to repayment of long term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

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

(b)  Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the management determined that our internal control environment is not properly designed due to the existence of a certain material weakness and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to  Item 9A. Controls and Procedures  in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on April 1, 2015).

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, as one of our continuous methods to remediate the material weakness identified in connection with the evaluation of disclosure controls and procedures as of December 31, 2014, we have engaged an external US GAAP consultant to advise the Company.

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

ONE HORIZON GROUP, INC.

Date: August 19, 2015	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director