Form 10-Q
period 2015-09-30
One Horizon Group, Inc.
filed 2015-11-13
CIK 225211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 12, 2015, 35,045,423 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2015	2014
Assets

Current assets:
Cash	$2,605	$3,172
Accounts receivable (net), current portion	3,811	9,072
Other assets	487	576
Total current assets	6,903	12,820

Accounts receivable (net), net of current portion	5,127	-
Property and equipment, net	108	212
Intangible assets, net	10,417	10,960
Investment	19	19
Debt issue costs	296	395
Total assets	$22,870	$24,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$198	$556
Accrued expenses	369	360
Accrued compensation	15	15
Income taxes	94	93
Amounts due to related parties, current portion	-	600
Current portion of long-term debt	7	73
Total current liabilities	683	1,697

Long-term liabilities
Long term debt, net of current portion	-	108
Amount due to related parties, net of current portion	2,521	2,598
Convertible debenture	2,824	2,598
Deferred income taxes	190	235
Mandatorily redeemable preferred shares	90	90
Total liabilities	6,308	7,326

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares (December 2014 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 35,147,283 shares (December 2014 - 33,281,069)	3	3
Additional paid-in capital	35,500	32,163
Deferred compensation	(53)	(214)
Retained Earnings (Deficit)	(19,386)	(15,227)
Accumulated other comprehensive income	256	63
Total One Horizon Group, Inc., stockholders' equity	16,321	16,789
Non-controlling interest	241	291
Total Equity	16,562	17,080
Total liabilities and equity	$22,870	$24,406

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2015 and 2014
(in thousands, except per share data)
(unaudited)

		Three Months ended September 30,		Nine Months ended September 30,
		2015	2014	2015	2014

	Revenue	$319	$1,641	$1,172	$4,130

Cost of revenue	- Hardware	-	285	108	413
	- Amortization of software development costs	483	477	1,575	1,446
		483	762	1,683	1,859

	Gross margin	(164)	879	(511)	2,271

	Expenses:
	General and administrative	1,182	1,134	2,674	3,198
	Depreciation	16	26	52	120
	Research and development	144	125	466	379
		1,342	1,285	3,192	3,697

	Loss from operations	(1,506)	(406)	(3,703)	(1,426)

	Other income and expense:
	Interest expense	(177)	-	(551)	(2)
	Interest expense - related parties	(1)	(14)	(2)	(107)
	Foreign exchange	67	(5)	76	(24)
	Interest income	-	-	1	2
		(111)	(19)	(476)	(131)

	Loss before income taxes	(1,617)	(425)	(4,179)	(1,557)

	Income taxes (recovery) – deferred	(-)	(54)	(45)	(210)

	Net loss for the period	(1,617)	(371)	(4,134)	(1,347)

	Net loss attributable to the non-controlling interest	(14)	(23)	(50)	(88)

	Net loss for the period attributable to One Horizon Group, Inc.	(1,603)	(348)	(4,084)	(1,259)

	Less: Preferred Dividends	(25)	(19)	(75)	(19)

	Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,628)	$(367)	$(4,159)	$(1,278)

	Loss per share attributable to One Horizon Group, Inc. stockholders

	Basic net loss per share	$(0.05)	$(0.01)	$(0.12)	$(0.04)

	Diluted net loss per share	$(0.05)	$(0.01)	$(0.12)	$(0.04)

	Weighted average number of shares outstanding
	Basic and diluted	34,628	33,029	33,608	32,966

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(1,617)	$(371)	$(4,134)	$(1,347)
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	(450)	(674)	193	(739)
Comprehensive income (loss)	(2,067)	(1,045)	(3,941)	(2,086)

Comprehensive income (loss) attributable to the non-controlling interest	(14)	(23)	(50)	(88)

Total comprehensive income (loss)	$(2,053)	$(1,022)	$(3,891)	$(1,998)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Consolidated Statement of Equity
For the nine months ended September 30, 2015
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional		Retained	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Deferred Compensation	Earnings (Deficit)	Income (Loss)	Non-controlling Interest	Total Equity

Balance December 31, 2014	171	$1	33,282	$3	$32,163	$(214)	$(15,227)	$63	$291	$17,080

Net loss							(4,084)		(50)	(4,134)
Foreign currency translations								193		193
Preferred dividends							(75)			(75)

Amortization of deferred compensation						161				161

Issuance of common stock for cash			1,866	-	3,266					3,266

Options issued for services					462					462

Costs to raising of share issuance					(391)					(391)

Balance September 30, 2015	171	$1	35,148	$3	$35,500	$(53)	$(19,386)	$256	$241	$16,562

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash provided by (used in) operating activities:

Operating activities:
Net loss for the period	$(4,084)	$(1,259)

Adjustment to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	52	120
Amortization of intangible assets	1,575	1,446
Increase in allowance for doubtful accounts	200	130
Amortization of debt issue costs	99	-
Amortization of beneficial conversion feature	76	-
Amortization of debt discount	150	-
Amortization of deferred compensation	161	-
Common shares issued for services received	-	120
Options issued for services	462	387
Net loss attributable to non-controlling interest	(50)	(88)
Changes in operating assets and liabilities:
Accounts receivable	(66)	(1,782)
Other assets	89	(482)
Accounts payable and accrued expenses	(349)	1,590
Deferred income taxes	(45)	(210)

Net cash (used in) operating activities	(1,730)	(28)

Cash raised by (used in) investing activities:

Acquisition of intangible assets	(844)	(874)
Acquisition of property and equipment	(1)	(48)
Proceeds from disposition of property and equipment	32	-

Net cash (used in) investing activities	(813)	(922)

Cash provided by (used in) financing activities:

(Decrease) in long-term borrowing, net	(174)	(48)
Proceeds from issuance of preferred stock	-	982
Proceeds from issuance of common stock, net of costs	2,875	-
(Repayments to) related parties, net	(677)	(1,319)
Dividends paid	(75)	-

Net cash provided by (used in) financing activities	1,949	(385)

(Decrease) in cash during the period	(594)	(1,335)
Foreign exchange effect on cash	27	(85)

Cash at beginning of the period	3,172	2,070

Cash at end of the period	$2,605	$650

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2015 and 2014
(in thousands)
(unaudited)

Supplementary Information:

	2015	2014

Interest paid	$146	$-
Income taxes paid	-	-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. In addition, the Company either sells related user licenses and software maintenance services to or enters into revenue sharing agreements with telecommunication companies. In the second quarter of 2015, the company commenced a retail VoIP service in China, branded Aishuo.

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

Principles of Consolidation

The September 30, 2015 and 2014 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Hong Kong Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited, One Horizon Group Pte., Limited and Aishuo Network Information Co., Ltd. together with Horizon Network Technology Co. Ltd. which is a 75% owned subsidiary.

All significant intercompany balances and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities of operations other than those denominated in U.S. dollars, primarily in Switzerland, Ireland, the United Kingdom and China, are translated into United States dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the period.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

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

a)
Master License Agreement (“Agreement”) deposits – these deposits are payable in accordance with the terms of the Agreement. The deposits are invoiced and recognized when the Agreement is signed providing the deposits are due to be received within 12 months. When the deposits under the Agreement are due in later periods, the later deposits are invoiced when they are due.

b)
Maintenance and operational fees and end user licenses fees– these charges are invoiced and recognized when a customer is due to pay them under the Agreement. In some Agreements, the charges are invoiced and payable when the service/licenses have been delivered by the Company. In the other cases, the Company has agreed to payments on revenue share basis whereby the Company will receive an agreed proportion of a customer’s revenue from its operation of the Horizon service. On revenue share basis, the income for maintenance and operational fees together with end user licenses fees are not recognized until these charges are  invoiced and due. In 2014, the Company reported that it had converted a significant number of its customers to a revenue share basis of collection (see note in Revenue Recognition) and the balance outstanding at the point of conversion for those customers will be collected prior to the commencement of recognizing income on revenue share basis. In addition, on revenue share basis, the Company also offers a hosted service where a customer can buy vouchers for resale of minutes to be used over the Public Service Telephone Network ("PTSN"). These voucher sales are recognized when invoiced and payment terms are 30 days.

c)
Software consultancy fees – When customers require customization of software, the Company quotes a flat project amount or a daily rate for the work. When a Customer has confirmed their approval of the quote and the work has been undertaken, the Company will invoice consultancy fee and recognize the revenue. The terms of payment are fixed terms and normally 30 days of the date of the invoice.

d)
Hardware fees– Hardware fees represent the fees the Company charges for the supply of ancillary equipment which customers occasionally ask us to source and supply. The Company quotes the price prior to the  delivery and upon delivery, invoices the customer with payment due within stated terms, normally 30 days from the date of the invoice.

When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. The Company has strong collection history in all categories above except category b), and does not believe that an allowance for doubtful accounts for these categories except category b) is necessary. For receivables in category b), when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, the Company records a specific reserve for bad debts to reduce the related receivable to the amount it believes to be collectable. There was an allowance of $692,000 and $492,000 for doubtful accounts at September 30, 2015 and December 31, 2014, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines that certain receivable will probably  not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of September 30, 2015 and December 31, 2014, two customers accounted for 21% and 28%, respectively, of the accounts receivable balance.

When a portion of the receivable balances of certain customers, under category b) above, is expected to be received in more than 12 months, the relevant balances are shown as a non-current asset. A provision for a discount for the deferred payments totaling $200,000 has been recorded, averaging approximately 3.9% per annum for payments expected to be received beyond 12 months.

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

During the nine months ended September 30, 2015 and 2014, software development costs of $844,000 and $874,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the nine months ended September 30, 2015 and 2014, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with a customer and that a delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

●
Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenues for user licenses purchased by customers are recognized when the user license is delivered.

●	Revenues for maintenance services are recognized over the period of delivery of the services.

●
Effective October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Hosted services are offered to customers on revenue share arrangements whereby the Company will support and operate the customers' global exchange providing fully terminated services and the Company then sells vouchers to the customer for usage for the customer to resell. Sales for this service and vouchers are recognized when the supply is made and the invoice raised.

Effective October 1, 2014, revenue has been recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable as at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services are recorded only after existing accounts receivable balances are fully collected.

●	Revenues from Aishuo retail sales are recognized when the PSTN calls and texts are made.

We enter into arrangements with telecommunication entities in which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among multiple deliverable elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  Advertising and promotion costs  incurred during the three and nine month periods ended September 30, 2015 were $12,000 and $24,000 respectively,  and $nil  in 2014.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, costs related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and nine month periods ended September 30, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

Note 3.  China Operations

The Company has control of two Chinese entities: Horizon Network Technology Co. Ltd (“HNT”) and Suzhou Aishuo Network Information Co. Limited (“AISHUO”)

The results of operations, assets, liabilities and cash flows of HNT and AISHUO have been consolidated in the accompanying condensed consolidated financial statements as the Company owns a controlling interest in HNT, and also has full control of AISHUO through contracts in place. The ownership interests in HNT held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statement of Operations.

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	September 30	December 31
	2015	2014

Leasehold improvements	$-	$265
Motor vehicle	-	120
Equipment	288	348
	288	733
Less accumulated depreciation	(180)	(521)

PropProperty and equipment, net	$108	$212

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized straight line over the related asset’s pattern of economic benefit.(in thousands)
	September 30	December 31
	2015	2014

Horizon software	$18,081	$16,936
ZTEsoft Telecom software	477	495
Contractual relationships	885	885
	19,443	18,316
Less accumulated amortization	(9,026)	(7,356)

IntaIntangible assets, net	$10,417	$10,960

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	September 30	December 31
	2015	2014

Vehicle loan	$-	$32
Equipment loan	7	15
Office term loan	-	134
	7	181
Less current portion	(7)	(73)

BalaBalance	$-	$108

During the nine months ended September 30, 2015, the Company negotiated early settlement of the office term loan balance. As a result, a gain of $37,000 was realized and reflected under the General and Administrative expenses.

Note 7.  Convertible Debenture

In December 2014, the Company closed a private placement of $3,500,000 under Regulation S whereby we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of Common Stock, Class C Warrant to purchase 388,889 shares of Common Stock, Class D Warrant to purchase 388,889 shares of Common Stock and Performance Warrant to purchase up to 450,000 shares of Common Stock based on our annual reported subscriber numbers, twenty four (24) months after the Closing, as is reflected in our Annual Report on Form 10-K for the year ending December 31, 2016, if the Company fails to achieve 15.0 million subscribers at that time.
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

The Performance Warrants are exercisable based on the Company’s annual reported subscriber numbers, twenty four (24) months after December 22, 2014, as is reflected in our 2014 Form 10-K.  After 24 months, if the Company fails to achieve 5.0 million subscribers, 450,000 Performance Warrants should vest and become exercisable to purchase 450,000 shares of Common Stock. If the Company achieves subscriber  numbers between 5.0 million and 15.0 million, a pro rata number of Performance Warrants will vest based on 450,000 Performance Warrants for 5.0 million subscribers and 0 Performance Warrants for 15.0 million subscribers. If the Company achieves more than 15.0 million subscribers, no  Performance Warrants should vest and become exercisable.

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

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	September 30	December 31
	2015	2014

Loans due to stockholders (current and former officers and directors)
Due within one year	$-	$600
Long-term	2,521	2,598
	$2,521	$3,198

At September 30, 2015, $2,521,000 of related party debt was outstanding and will mature on April 1, 2017, which  is unsecured and carries an annual interest rate of 0.21%.

During the nine months ended September 30, 2015, the Company entered into a sales contract, in the ordinary course of business, with a customer (Horizon Latin America) in which the Company holds an equity interest. The customer purchased a perpetual software license, requiring initial payments of $500,000, which has been recognized as revenue in the nine months ended September 30, 2015. The Company owns a cost based investment interest of 19% in the customer with no voting rights or board representation therein. The purchase price of the Global Exchange was determined based on market price and the Company’s costs.

Note 9.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value per share.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

On July 21, 2014,  the Company completed a private placement of 170,940 shares of mandatorily convertible Series A Preferred Stock that also included 100,000 Class B warrants, each warrant convertible to one share of common stock at an exercise price of $4 per share. The net proceeds of the offering were $982,000 after deducting offering costs.

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

170,940 shares of Series A preferred stock are issued and outstanding as of September 30, 2015.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary One Horizon Group Plc is authorized to issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), the Company closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompany warrant. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The net proceeds of the offering were approximately $2.89 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

During the year ended December 31, 2014, the Company:

●	issued 15,000 shares of common stock for services received with a fair value of $64,500.
●	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500
●	issued 75,000 shares of common stock for services received with a fair value of $322,500
●	issued 246,000 shares of common stock in settlement of amounts owing of $553,500

Stock Purchase Warrants

At September 30, 2015, the Company had reserved 3,743,746 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
60,000	6.55	December 2015
68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018
450,000	*	May 2017
857,143	2.50	August 2018
75,964	2.50	September 2018

*450,000 warrants are exercisable based on  the Company’s  annual reported subscriber numbers, twenty four (24) months after December 22, 2014 as reflected in the 2016 Form 10-K at an exercise price of the daily value weighted average price for the Common Stock for the 30 trading day period ending the day prior the date the 2016 Form 10-K is reported.

There were 933,107 warrants issued and none exercised during the nine months ended September 30, 2015.

If, at the time of exercise of warrants issued pursuant to the financing of August 2015, wherein a total of 933,107 warrants were issued, that the shares issued upon exercise are not able to be included in a registration statement then the holder may request that the warrants so exercised be done on a cashless basis.

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

During the year ended December 31, 2014, the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, until January 15, 2024.

During the nine months ended September 30, 2015, the Company issued options to purchase 564,000 shares of common stock under the 2013 Equity Incentive Plan.  The fair value of the options issued, using the Black-Scholes option pricing model is estimated to be $370,000 prior to a point that forfeiture rate has been applied.  The options have an exercise price of $1.09 and vest over three years.

A summary of the Company’s 2013 Equity Incentive Plan as of September 30, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	500,000	$4.54
Options issued	564,000	1.09
Options forfeited	(120,000)	4.54
Outstanding at September 30, 2015	944,000	2.48

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,576,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting periods. The amount of $430,000 has been recognized during the nine months ended September 30, 2015. As at September 30, 2015 there was unrecognized compensation expense of approximately $857,000 to be recognized over a period of 3 years.

For the 2013 Equity Incentive Plan there were 564,000 options issued and 120,000 were forfeited and none were exercised during the nine months ended September 30, 2015.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of September 30, 2015, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	584,650	$0.53
Options issued	291,900	0.53
Options forfeited	(850)	0.51
Outstanding at September 30, 2015	875,700	$0.53

The fair value of the options issued, using the Black-Scholes option-pricing model, is estimated to be $255,000. This expense is being recognized over the 2 year vesting period. The amount of $32,000 has been recognized during the nine months ended September 30, 2015. As at September 30, 2015, there was unrecognized compensation expense of approximately $223,000 to be recognized over the remaining vesting period.

There were 291,900 options issued, no options exercised and 850 options forfeited during the nine months ended September 30, 2015.

The following table summarizes stock options outstanding at September 30, 2015:

	Number Outstanding at September 30,	Average Remaining Contractual Life	Number Exercisable at September 30,	Intrinsic Value at September 30,
Exercise Price	2015	(Years)	2015	2015
$0.53	291,900	5.00	291,900	764,778
0.53	291,900	7.00	291,900	764,778
0.53	291,900	10.00	-	-
4.54	380,000	8.25	-	-
1.09	564,000	10.00	-	-

At September 30, 2015, 5,875,700 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Contractual Commitments

The Company incurred total rent expense of $58,000 and $81,000, respectively, for the nine month periods ended September 30, 2015 and 2014.

Minimum contractual commitments, as of September 30, 2015, is as follows:

	Operating	Long-term
	leases	Financing

2015	$12,000	$3,000
2016	3,000	4,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2014 and 2013  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In the second quarter of 2015 (the first quarter since the commercial launch of Aishuo) the Company recorded approximately $7,000 of revenue.  In the three month ending September 30, 2015, the revenue from Aishuo grew to approximately $16,000 for the quarter. The management expect this revenue to continue to increase along with the Chinese user base grows.

The official rollout of the Aishuo brand followed the first phase of our Chinese infrastructure rollout that commenced in 2014 in six major cities in China: Tianjin, Beijing, Chongqing, Changchun, Nanjing and Shijiazhuang.  These initial locations will connect the national telephone network to our Aishuo brand.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service will seek to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of September 30, 2015, we had over 9 million downloads of Aishuo smartphone app.  And as of the date of this report, we have more than 11 million downloads.

During the three months end September 30, 2015, Aishuo was released on Apple's iTunes App store with support for mobile In App Purchases and we signed a commercial license with a smartphone manufacturer to pre-install the Aishuo smartphone App on the handsets prior to leaving the factory.

In August 2015,  a Chinese based Satellite operator, KeyIdea, commenced the launch of its mobile Voice over IP solution targeting its VSAT customers in China. We expect this revenue share based co-operation to contribute to our revenues as the rollout of the numerous KeyIdeas earth stations and customer increases in the next few years.

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

In September 2015, a US based operator, Roam Frii, commenced the launch of its mobile Voice over IP solution targeting free Wi-Fi mobile hotspots throughout New York City. We expect this revenue share based co-operation to contribute to our revenues as the rollout of the numerous New York based Wi-Fi solutions increases in the next few years.

Research & Development

During the first nine months of 2015, we have spent approximately $884,000 on capitalizable research and development together with approximately $470,000 on expensed research and development.

During the nine months end September 30, 2015, we continued with our focus on innovation and our research and development teams brought us a brand new call handoff solution. Applying this new call handoff solution, a call that is in progress on Wi-Fi will automatically transfer to 2G/3G/4G when Wi-Fi signal becomes too weak.  Vice versa when a call is in progress over 2G/3G/4G and a known Wi-Fi signal is detected, the call will automatically transfer to a stronger signal.  Whilst others have partially solved this issue of radio-handoff, the Horizon solution works for all handset types on Android and on Apple's iOS and we believe that this will open up other mobile VoIP opportunities.

During the nine months ended September 30, 2015, the R&D also delivered the only service in the world with a combo multi-installation App joined to a shared/peer landline or mobile.  Using these features, especially for business, an App will ring on multiple devices at the same time not only on a smartphone and tablet but also ring a land line, mobile, and remote office etc. In this case, an end user can choose the most convenient way to answer a call. Whilst our competitors have partially solved this issue of simultaneous ringing with just the App, we have solved this for all phone types and we believe that this will open up other mobile VoIP opportunities for the Company.

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

Furthermore, during the three months ended September 30, 2015, the R&D team delivered a brand new mobile VoIP app Voicemail concept and Ringback Tune concept.  The new Voicemail solution means that when subscribers rent telephone numbers on Horizon, they will automatically have the facility of a personalized Voicemail service for them when they are busy or out of Internet coverage.  Voicemails can be left by the calling party, optimized for efficient delivery and delivered to the App as audio messages.  The user does not have to go through the cumbersome steps of dialing into a messaging service, our App delivers the voicemail directly to the App, complete with caller ID of the caller.  The new Ringback Tune solution allows the App user to record, usually fun, audio track to be played to the person calling them while their phone is ringing.  Ringback is sold on a monthly basis by mobile operators throughout Asia and our new method for doing this in our technology means that further service revenues can be derived by our licensee by offering new and fun features within our mobile Apps.

Further and deeper integration with the Google Wallet and Apple In-App Purchase solutions was also carried out by our R&D teams.  Both of these payment service solutions were released in the second quarter of 2015 and provided more payment options to our B2B and B2C subscribers. And we continue to research the ever changing realm of on-line payment services for our customers by getting our In App Payment service for iTunes deployed for use in mainland China for Aishuo and our new KeyIdeas and LinRen licensees.

Capital Market Related

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), we closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompany Warrant. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The net proceeds from the offering were approximately $2.89 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

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

Results of Operations

Comparison of three months ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2015	2014	Increase/ (decrease)	Percentage Change

Revenue	$319	$1,641	$(1,322)	(80)

Cost of revenue	483	762	(279)	(36.6)

Gross margin	(164)	879	(1,043)	(118.7)

Operating expenses:

General and administrative	1,182	1,134	48	4.2
Depreciation	16	26	(10)	(38.5)
Research and development	144	125	19	15.2

Total operating expenses	1,342	1,285	57	4.4

Loss from operations	(1,506)	(406)	(1,100)	(270.9)

Other expense	(111)	(19)	(92)	(484.2)
Loss before income taxes	(1,617)	(425)	(1,192)	(280.5)

Income taxes (recovery)	-	(54)	(54)	N/A
Net Loss for period	(1,617)	(371)	(1,246)	(335.8)

Loss attributable to non-controlling interest	(14)	(23)	(9)	(39.1)

Loss attributable to One Horizon Group, Inc.	(1,603)	(348)	(1,255)	(360.6)

Revenue: Our revenue for the three months ended September 30, 2015 was approximately $0.319 million as compared to approximately $1.641 million for the three months ended September 30, 2014, a decrease of roughly $1,322 million, or 80.5%. The decrease was primarily due to shift in the business to concentrate on the roll out of the B2C business in China through the Aishuo app. This roll out has gained us over 11 million downloads since its launch in February 2015 through the date of this report. It has greatly increased our exposure and overall recognition which allows us to take market share and acquire customers in what the Company believes will be an increasingly competitive user marketplace. During the quarter ended September 30, 2015, revenue generated by Aishuo grew to $16,000 approximately, as compared to $7,000 approximately in the previous quarter. The management expects further growth in this sector of revenue.

The Business to Business ("B2B") business continues but no new global exchanges were sold in the quarter. We have converted most of the B2B partnership into a revenue share basis and is starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded.  The strategic shift being executed by the Company is in-line with longer term development goals and management believes it will position the Company for a greater long-term shareholder value creation.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $nil or 0.00% of sales for the three months ended September 30, 2015, compared to cost of revenue of $285,000 or 17.37% of sales for the three months ended September 30, 2014. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold.   The reduction during the three months ended September 30, 2015 in cost of sales was attributed to the fact that no hardware was sold in the three months ended September 30, 2015 in comparison to $491,000 hardware sold in the same quarter in 2014.

Gross Profit: Gross profit for the three months ended September 30, 2015 was approximately $(164,000) as compared to $879,000 for the three months ended September 30, 2014, a decrease of approximately 118.7%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross margin will begin to increase with the growth of our business in Asia.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $1.342 million and $1.285 million during the three months ended September 30, 2015 and 2014, respectively.  Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the three months ended September 30, 2015 was approximately $1,617,000 as compared to net loss of approximately $371,000 for the same period in 2014. The decrease was primarily due to reduction in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in China and also elsewhere in the world.

Non-Controlling Interest: The non-controlling interest holders in our Chinese subsidiary Horizon Network Technology Co Ltd attributed their 25% share of the net loss of the Company in the amount of $14,000 for the three months ended September 30, 2015. The remaining portion of net loss of $1,603,000 for the three months ended September 30, 2015 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture attributed their 25% share of the net loss of the joint venture in the amount of $23,000 for the three months ended September 30, 2014. The remaining portion of net loss of $348,000 for the three months ended September 30, 2014 was attributable to the stockholders of the Company.

Comparison of nine months ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2015	2014	Increase/ (decrease)	Percentage Change

Revenue	$1,172	$4,130	$(2,958)	(71.6)

Cost of revenue	1,683	1,859	176	(9.5)

Gross margin	(511)	2,271	(2,782)	(122.5)

Operating expenses:

General and administrative	2,674	3,198	(524)	(16.4)
Depreciation	52	120	(68)	(56.7)
Research and development	466	379	87	23.0

Total operating expenses	3,192	3,697	(505)	(13.7)

Loss from operations	(3,703)	(1,426)	(2,277)	(159.7)

Other income (expense)	(476)	(131)	(345)	(263.4)
Income (Loss) before income taxes	(4,179)	(1,557)	(2,622)	(168.4)

Income taxes (recovery)	(45)	(210)	165	(78.6)
Net Loss for period	(4,134)	(1,347)	(2,787)	(206.9)

Net loss attributable to non-controlling interest	(50)	(88)	38	43.2

Net loss attributable to One Horizon Group, Inc.	(4,084)	(1,259)	(2,825)	(224.4)

Revenue: Our revenue for the nine months ended September 30, 2015 was approximately $1.17 million as compared to approximately $4.13 million for the nine months ended September 30, 2014, a decrease of roughly $2.96 million, or 71.6%. The decrease was primarily due to shift of our focus on the B2C roll out in China which the management believe in the long run will generate more revenue and net income. We commenced Aishuo roll out in China in February 2015 and as of the date of this report, it has over 11 million downloads. It has greatly increased our exposure and overall recognition which allows us to take market share and acquire customers in what the Company believes will be an increasingly competitive user marketplace. During the quarter ended September 30, 2015, revenue generated by Aishuo grew to $16,000 approximately as compared to $7,000 approximately in the previous quarter. The revenue from China for the nine months ending September 30, 2015 was approximately $23,000 while the revenue in the comparative period in 2014 was $0.

The B2B business continues but no new global exchanges were sold in the quarter. We have converted most of the B2B partners into a revenue share basis and is starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded.

Cost of Revenue:
Cost of revenue excluding amortization of software development costs, was approximately $108,000 or 9.2% of sales for the nine months ended September 30, 2015, compared to cost of revenue of $413,000 or 10.0% of sales for the nine months ended September 30, 2014. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold.

Gross Profit: Gross profit for the nine months ended September 30, 2015 was approximately $(511,000) as compared to $2,271,000 for the nine months ended September 30, 2014, a decrease of approximately 122.5%. The decrease was mainly due to the reduced revenue as set forth above herein. Moving forward, management expects that gross profit will begin increasing with the growth in business in China.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $3.2 million and $3.7 million during the nine months ended September 30, 2015 and 2014, respectively.  Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the nine months ended September 30, 2015 was approximately $4,134,000 as compared to loss of approximately $1,347,000 for the same period in 2014. The decrease was primarily due to reduction in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in China and also elsewhere in the world

Non-Controlling Interest: The non-controlling interest holders in our Chinese subsidiary Horizon Network Technology Co Ltd were attributed their 25% share of the net loss of the Company in the amount of $50,000 for the nine months ended September 30, 2015. The remaining portion of net loss of $4,084,000 for the nine months ended September 30, 2015 was attributable to the stockholders of the Company.  The non-controlling interest holders in our China joint venture were attributed their 25% share of the net loss of the joint venture in the amount of $88,000 for the nine months ended September 30, 2014. The remaining portion of net loss of $1,259,000 for the nine months ended September 30, 2014 was attributable to the stockholders of the Company.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015 and September 30, 2014

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2015	2014
Net cash provided by (used in) operating activities	(1,730)	(28)
Net cash (used in) investing activities	(813)	(922)
Net cash provided by (used in) financing activities	1,949	(385)

Net cash used in operating activities was approximately $1,730,000 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of approximately $28,000 for the same period in 2014. The increase in cash used in operations was primarily due to the reduction in revenue and consequent increase in trading losses during the nine months ended September 30, 2015 as compared to the same period in 2014.

Net cash used in investing activities was approximately $813,000 and $922,000 for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash raised in financing activities was $1,949,000 for the nine months ended September 30, 2015 as compared to net cash used in financing activities of $385,000 for the nine months ended September 30, 2014. Cash raised by financing activities in 2015 and 2014 was primarily due to issue of preferred and common stock. Cash used in financing activities in 2015 and 2014 was primarily due to the repayment of long term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

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

ONE HORIZON GROUP, INC.

Date: , 2015	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director