Form 10-K
period 2015-12-31
One Horizon Group, Inc.
filed 2016-03-31
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the 22,406,634 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 70.58 million as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.15 per share, as reported on Nasdaq.

As of March 21, 2016, 35,045,423 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I

ITEM 1.  BUSINESS

One Horizon Group, Inc. and its Subsidiaries (the “Company”) is the inventor of the patented SmartPacketTM Voice over Internet Protocol (“VoIP”) platform. Our software is designed to capitalize on numerous industry trends, including the rapid adoption of smartphones, the adoption of cloud based Internet services, the migration towards all IP voice networks and the expansion of enterprise bring-your-own-device to work programs.

The Company designs, develops and sells white label SmartPackettm software and services to large Tier-1 telecommunications operators. Our licensees deliver an operator-branded mobile Internet communication solution to smartphones including VoIP, multi-media messaging, video, and mobile advertising; and the Business to Business (“B2B”) business. Current licensees include some of the world’s largest operators such as Singapore Telecommunications, Philippines Smart Communication and Indonesia Smartfren Tbk.

The SmartPacket™ platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and battery usage required to transmit a smartphone VoIP call. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan networks and on legacy 2G and 3G cellular networks.

By leveraging its SmartPacketTM solution, the Company is also a VoIP as a Service (“VaaS”) cloud communications leader for hosted smartphone VoIP that run globally on the Microsoft Azure cloud. The Company sells its software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector; and the “VaaS” business. Our existing licensees come from around the world including USA, China, United Kingdom, Singapore, Canada and Hong Kong.

Based on the SmartPacketTM solution, the Company is the sole owner and operator its own branded retail smartphone VoIP, messaging and advertising service in the People’s Republic of China called AishuoTM; the “Aishuo” business. Since its inception in the second quarter of 2015 Aishuo has been downloaded over 12 million times in 2015 and has doubled its revenues for the last 3 consecutive quarters of 2015. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a free VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

Our business model is focused on winning new B2B Tier-1 telecommunications operators, winning new VaaS subscribers and driving Aishuo retail revenues. We are also commercially focused on expanding sales of new and existing licensed products and services to existing customers, and renewing subscriptions and software support agreements. We target customers of all sizes and across a broad range of industries.

We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, Ireland, the United Kingdom, China, India, Russia, Singapore, Hong Kong and Latin America.

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

(4)	Current Shareholding Structure of the Company

Global Phone Credit Ltd, incorporated in Hong Kong on December 15, 2012, is a wholly subsidiary of the Company.  One Horizon Group Pte Ltd, incorporated in Singapore on November 28, 2012, is a wholly owned subsidiary of One Horizon UK.  One Horizon Hong Kong Ltd is a wholly-owned subsidiary of the Company, and was formed in 2012. One Horizon Hong Kong Ltd currently holds the Company’s 100% equity interest in Horizon Network Technology Co., Ltd., a subsidiary incorporated in China during 2013.  The previous minority partner, ZTESoft withdrew and agreed to forfeit its shares.

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

 Recent Developments

Business Operation

In February 2015, we announced the rollout of our platform in China, brand named Aishuo (http://www.ai-shuo.cn/). This rollout entails multiple strategies including advertisements, search engine optimization, press releases, event marketing, business-traveler direct marketing, as well as on and off-line promotions and leveraging the brand new One Horizon Sponsored-Call platform.  Based on the SmartPacketTM solution, the Company is the sole owner and operator of this retail smartphone VoIP, messaging and advertising service in the People’s Republic of China.

Since its commercial availability in the second quarter of 2015, Aishuo has been downloaded over 12 million times in 2015 and has doubled its revenues for the last 3 consecutive quarters of 2015. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

Aishuo is operated by, Suzhou Aishuo Network Information Co., Ltd. a Chinese company controlled by the Company, headquartered in Nanjing, China with 15 staff including customer care, R&D, sales and marketing.

Figure 1. Aishuo Retail

In December 2015, we announced the rollout of our VoIP as a Service “VaaS” platform on the Microsoft Azure cloud. The Company sells its software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector. The Company was showcased by Microsoft Corp. for its Azure technology (https://www.microsoft.com/en-gb/smb/customer-success-stories/building-a-global-business)

Figure 2. VaaS Hosted Offering

Figure 3. Cloud-based Secure, Fault Tolerant and Low Latency Architecture

Figure 4. Microsoft Showcases One Horizon Group Inc.

Our B2B platform is being used by a pre-paid VoIP Smartphone application launched by different carriers respectively, some of which are listed as follows:

•	Smart Communications, Inc, (“Smart”). Smart is the Philippines' leading wireless services provider with 57.3 million subscribers on its GSM network as of June 2013.

•	Singapore Telecommunications (“Singtel”). Singtel is the Singapore’s leading wireless services provider with a combined mobile subscriber base of 500 million customers from its own operations and regional associates in 25 countries at end of March 2014.

•	PT Smartfren Telecom Tbk (“Smartfren”). Smartfren is a wireless service provider based in indonesia, with a combined mobile subscriber base of 12.5 million on its CDMA network as of October 2013.

Figure 1. Horizon B2B Operator Core Network

On December 18, 2015, we formed a new Latin America company to facilitate our expansion into the region.

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

On November 30, 2015, we were awarded our patent for our bandwidth efficient mobile voice over Internet Protocol ("VoIP") platform.

In the second quarter of 2015 (the first quarter since the commercial launch of Aishuo) the Company recorded approximately $7,000 of revenue. In the three months ending September 30, 2015, the revenue from Aishuo grew to approximately $16,000 for the quarter. In the final quarter of 2015 the revenue had grown to over $30,000 in the quarter. The management expect this trend in revenue growth to continue as the Chinese user base grows.

During the three months ended September 30, 2015, Aishuo was released on Apple's iTunes App store with support for mobile In App Purchases and we signed a commercial license with Nanjing Lin Ren Communications, a smartphone manufacturer to pre-install the Aishuo smartphone App on the handsets prior to leaving the factory.

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

Offering and Market Related

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), we closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompanying Warrant. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The net proceeds from the offering were approximately $2.89 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

The warrants offered have a per share exercise price of $2.50 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock and also upon any distributions of assets, including cash, stock or other property to our stockholders), are exercisable immediately and will expire three years from the date of issuance. Subject to applicable laws, the warrants may be offered for sale, sold, transferred or assigned without our consent.

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

Industry

Rapid Growth in Global Mobile Voice over IP Service Market

We aim to deliver our patented smartphone software to the ever expanding mobile Voice over IP (“mVoIP”) user. There are over 1.9 billion smartphones now in circulation and, by 2018, we expect the number of users will grow to 2.56 billion, or one-third of all people worldwide (Source: http://www.emarketer.com/Article/2-Billion-Consumers-Worldwide-Smartphones-by-2016/1011694). Each new smartphone represents an opportunity for us to deliver our innovative mobile VoIP, Messaging over IP and Advertising over IP solution in whatever mobile app brand is attractive to the end user throughout the globe.

By partnering with national carriers and delivering our solution as a licensed service to regional mobile operators, we leverage the power of their brand and join them to fight back against already lost revenues, or potential revenue loss, to network bandwidth-intensive Over The Top (“OTT”) VoIP apps; such as Skype in the USA or Line in Japan and so on.

In the past mobile operators relied upon blocking VoIP on their networks but they have realized that this is no longer a viable option. They must embrace innovations in VoIP software, especially on the smartphone, from businesses like ours. Not only can we offer a multi-media, multi-faceted software solution to smartphones, but we are the only company that offers a package that aids the operators in the rollout, expansion, maintenance and upgrade of their mobile network in metro and rural areas to cater for smartphones.

From the beginning of the first smartphones in 2008, our software was specifically targeted to be a disruptive technology, which was and has been explicitly designed, and patented, to work on congested wireless Internet connections; the absolute fundamental basis of mobile phones in 2016 and beyond.

As more and more smartphones come online, each one places a significantly higher load on the existing cellular infrastructure; as smartphone users now use smartphone to check for emails, surf the Internet, check the weather, read the news, etc. while in the past, all a mobile phone did was calling and Short Messaging (SMS). In order for carriers to keep up with the explosive growth of smartphones and their increased network consumption they are in need of any possible tool to assist them in managing their network and maintaining relevance on the users’ device.

We offer operators a mobile VoIP call that has ten (10) times less bandwidth than a standard telephone call over GSM or legacy mobile VoIP solutions such as Session Initiation Protocol (“SIP”). This gives operators a higher quality call on busy and legacy networks such as 2G, 3G and congested metro-based 4G using less bandwidth; meaning more bang for their “spectrum buck”. We will not replace traditional calls nor prevent the delivery of newer call types such as Voice over LTE (“VoLTE”) etc., but we give operators yet another tool in their arsenal to deliver the best quality voice, for the best value, for their diversified customer bases.

Our Technology

Our Technology

We have a very detailed knowledge of these wireless data network issues and have invented a totally new solution to successfully deliver a high quality voice call over a wireless Internet connection. Our solution is designed specifically to address such issues as call latency (i.e. delay) and network jitter (i.e. lost data) in a way that achieves a much higher likelihood of a voice packet (i.e. tiny piece of recorded voice) arriving in time and not being lost or delayed. Our awareness of these problems led us to develop a completely new algorithm for sending and receiving (and ordering) voice packets so as to reduce the likelihood of packet loss due to congestion, which we call SmartPacket™; and to the end user this just means near HD audio at a fraction of the cellular consumption.

SmartPacket™ Technology

The core of the Horizon solution is our truly innovative, and patented, SmartPacket™ technology. This enables VoIP from only 2 kilobytes/second (kbps) compared to around 8kbps and upwards from other VoIP platforms available today.  This industry-leading solution has been developed in-house and is fully compatible with digital telecommunications standards.  This technology is capable of interconnecting any phone system over IP - on mobile, fixed and satellite networks.  Our SmartPacket™ technology is not based on legacy SIP (Session Initiation Protocol) or RTP (Real-time Transport Protocol).  Rather, the Horizon signaling protocol is much simpler and benchmark testing has shown that it consumes significantly less bandwidth for the same audio quality score.  Our SmartPacket™ technology is the world’s most bandwidth efficient IP communication platform designed for mobile communications. The technology optimizes voice flow, delivery and playback and delivers excellent call quality, reduced delays and drops.   As a further illustration, the technology is considerably more efficient in the way it handles silence.  Traditional VoIP calls send the same amount of data in both directions, regardless of whether or not someone is speaking.  SmartPacket™ technology is designed to detect silence and send tiny “indications of silence”, rather than the silence itself. This massively reduces the amount of data transmitted, lowers the load on the cellular infrastructure which, in turn, means that more data can get through.  This results in higher audio quality and a better user experience.

Our Benchmark Testing: Horizon vs G.729

G.729 is a type of audio compression that is typically used throughout the world for mobile VoIP. Our testing has shown that Horizon is up to 10 times more efficient, depending on which one of our voice compression settings is selected by the user.

Codec	"Talking" bandwidth	"Listening" bandwidth	IP headers	Total call data	Minutes per MB
Horizon Q1	1.9kbps	0kbps	2.46kbps	4.36kbps	32.03
Horizon Q2	3.5kbps	0kbps	2.46kbps	5.96kbps	23.44
Horizon Q3	5.5kbps	0kbps	2.46kbps	7.96kbps	17.56
G.729	8kbps	8kbps	32kbps	48kbps	2.91

Proprietary

The Horizon Platform has been developed entirely in-house, patented, and is fully compatible with digital telecommunications standards. It is capable of interconnecting any phone system over IP – on mobile, fixed and satellite networks.

The Horizon Platform was initially developed for the burgeoning smartphone market and the challenging mobile VoIP over satellite market by Abbey Technology to make the best use of the limited wireless bandwidth available and to minimize the amount of data consumed.

We further developed the Horizon Platform for the broader telecommunications market on Apple’s iOS, Google’s Android and a Windows PC client focusing on the mobile Internet sector. This sector also benefits from our optimized mobile VoIP as it allows voice calls over new and legacy cellular telecom data networks. With the explosive growth in smartphone sales and increased usage of mobile data services, mobile operators face the challenge of dealing with increasingly congested networks, more dropped calls and rising levels of churn. Since the wireless spectrum is a finite resource, it is not always possible, or can be cost prohibitive, to increase network capacity. For these reasons, we believe that the demand for solutions to optimize the use of IP bandwidth will inevitably increase.

Our Strategy

We have developed a mobile application template called “Horizon Call,” that enables highly bandwidth-efficient VoIP calls over a smartphone using a 2G/EDGE, 3G, 4G/LTE, WiFi or Satellite connection. Our Horizon Call application is currently available for the iPhone and for Android handsets and we use it to showcase all of our functions, features, our call quality and the level of software innovation that we can brand for our potential clients.

Unlike the majority of mobile VoIP applications, Horizon Call creates a white-label business-to-business solution for mobile operators. Telecommunications operators are able to license from us, brand with us and deploy with us a completely new “white-labeled” solution so that they can optimize their highly pressurized mobile internet bandwidth and deliver innovation that in turn brings them new smartphone users. The operators decide how to integrate our application within their portfolio, how to offer it commercially and can customize it according to their own branding.  Our solution helps them to manage increased traffic volumes while combating the competitive threat to their voice telephony revenues from other mobile VoIP applications by giving its mobile data customers a more efficient mobile VoIP solution that adds value to their mobile data network.

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

Incumbent mobile operators are suffering a reduction in revenue per user due to the OTT software services on mobile devices. These OTT applications, such as Skype and Line, can negatively impact mobile operators’ traditional revenue streams of voice and SMS (short message service). As shown below, the Horizon Platform positions the Company to enable mobile operators to operate their own OTT solution branded in their image allowing use on all mobile data networks.

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

In this context, where necessary, we have created our own brand in China, called Aishuo, formed a number of strategic ventures with local partners in regions of various emerging markets to seize upon this opportunity.

In 2013 through our subsidiary One Horizon Hong Kong Ltd, we invested $1.5 million for a 75% equity stake in, Horizon Network Technology Co., Ltd (“HNT”), while, ZTE Corporation, held a 25% equity stake in HNT. In 2015 ZTE Corporation allowed OHGI to take 100% ownership of HNT by forfeiting their minority shareholding.

Aishuo in China

To address the explosive growth in China, One Horizon is launching an own-brand smartphone VoIP service, called Aishuo. To date, we have over 15 million downloads of the Aishuo smartphone App and have successfully installed servers throughout China. Our Aishuo app interconnects to the WeChat Wallet, AliPay and UnionPay credit card and micro-payments services in China to facilitate payments.  We have also uploaded the App to the biggest smartphone App stores in China including Baidu, Tencent and Qihoo.  The smart phone app will be able to provide various optimized internet value added services to its mobile subscribers including but not limited to voice and social media services such as text, picture, video and geo-location messaging. These value added services are made possible through the creation of a "Virtual SIM" and One Horizon's proprietary communication software, an industry first. Combined with One Horizon's location aware mobile advertising services, the Aishuo branded smart phone app is expected to drive multiple revenue streams from the supply of its value-added services. The service has attracted over 15 million downloads in its first year of operation and expects to achieve industry average revenues per user (ARPU) for similar social media apps for its subscribers.

Marketing

Our marketing objective is to become a broadly adopted solution in the regions of the world with large concentrations of smartphone users and high network congestion. We aim at becoming the preferred solution for carriers who wish to deploy branded VoIP solutions that enable them to minimize revenue erosion, reduce churn, increase the effective capacity of their network infrastructure and improve user experience. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on selling through telecommunications companies to enable them to provide the Horizon Platform to their customers. We routinely evaluate our marketing efforts and try to reallocate budgets to identify more effective media mixes.

We conduct marketing research to gain consumer insights into brand, product, and service performance, and utilize those findings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure that we bring compelling products and services to market.

Sales

Direct Sales. Our primary sales channel for the products and services of Horizon Platform is the sale of Horizon Platforms to Tier 1 and Tier 2 telecommunications companies to enable them to provide the product and services to their customers. We continue our efforts to develop new customers globally but particularly in Asia and Latin America.

Strategic Ventures. In addition to our direct sales channel, we also offer increased sales through our strategic venture channel. In this context, as mentioned above, we are working towards forming a number of strategic ventures in areas where regulatory issues require local representation.

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

Intellectual Property

Our strategy with respect to our intellectual property is to patent our core software concepts wherever possible. The Company’s current software patent has been approved in the United States and is pending in other jurisdictions around the world. Our patent strategy serves to protects the Horizon Platform and the central processing service of the Horizon Platform.

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

Research and Development and Software Products

The Company has spent approximately $1.1 million on capitalizable research and development in the fiscal year 2015.

During 2015, we expanded our Irish software development team, our QA team and our graphics team with the addition of 5 new employees in our office at the Nexus Innovation Center on the campus of the University of Limerick.

Throughout 2015 we continued with our focus on innovation and our research and development teams (“R&D”) brought us a brand new call handoff solution. Applying this new call handoff solution, a call that is in progress on Wi-Fi will automatically transfer to 2G/3G/4G when Wi-Fi signal becomes too weak. Vice versa when a call is in progress over 2G/3G/4G and a known Wi-Fi signal is detected, the call will automatically transfer to a stronger signal. Whilst others have partially solved this issue of radio-handoff, the Horizon solution works for all handset types on Android and on Apple's iOS and we believe that this will open up other mobile VoIP opportunities.

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

Furthermore, the R&D team delivered a brand new mobile VoIP app Voicemail concept and Ringback Tune concept. The new Voicemail solution means that when subscribers rent telephone numbers on Horizon, they will automatically have the facility of a personalized Voicemail service for them when they are busy or out of Internet coverage. Voicemails can be left by the calling party, optimized for efficient delivery and delivered to the App as audio messages. The user does not have to go through the cumbersome steps of dialing into a messaging service, our App delivers the voicemail directly to the App, complete with caller ID of the caller. The new Ringback Tune solution allows the App user to record, usually fun, audio track to be played to the person calling them while their phone is ringing. Ringback is sold on a monthly basis by mobile operators throughout Asia and our new method for doing this in our technology means that further service revenues can be derived by our licensee by offering new and fun features within our mobile Apps.

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

R&D also delivered an in app Sticker solution this year. Stickers are small cartoonlike figures used in smartphone text-chat conversations to show emotions. They are hugely popular in Asia and generate significant revenues for those companies that have such services in place. We intend to license the core Sticker service to our operators and also to launch a complete Sticker purchase service in the Aishuo app in China.

R&D delivered a brand new concept in mobile advertising called a Gift Center. Our technology can now deliver small gifts of free calls etc. to our loyal users when they invite others to join, use our app on a regular basis etc. Bringing a feeling of loyalty to a smartphone app is key to retaining the customer and reducing churn.

Employees

As of December 31, 2015, we had 29 employees, all of whom were full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not currently own any real property.  In March 2016, we leased the following offices:

Location	Approximate size	Approximate monthly rent

Ireland	840 sqft	$1,700
China	1,900 sqft	$1,400
UK	120 sqft	$1,400
Switzerland	300 sqft	$900
Singapore	100 sqft	$1,000

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

The following table sets forth the high and low bid information, as reported by Nasdaq on its website, www.nasdaq.com, for our common stock for each quarterly period in 2015, 2014 and 2013. The information reflects inter-dealer prices reflecting a reverse split on a 1 for 600 basis effective August 29, 2013, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High

Fiscal year ending December 31, 2015:
Quarter ended December 31	$0.90	$1.62
Quarter ended September 30	1.11	3.34
Quarter ended June 30	1.03	5.84
Quarter ended March 31	1.21	3.92

Fiscal year ending December 31, 2014:
Quarter ended December 31	$1.91	$3.20
Quarter ended September 30	1.55	4.85
Quarter ended June 30	3.50	5.91
Quarter ended March 31	4.00	6.50

Fiscal year ended December 31, 2013:
Quarter ended December 31	$3.75	$6.75
Quarter ended September 30	6.50	6.75
Quarter ending June 30	6.00	11.40
Quarter ended March 31	3.60	21.60

As of March 22, 2016, the closing bid price of the common stock was $0.92 and we had approximately 198 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

We issued 116,760 warrants with an exercise price of $0.86 per share to an investor in 2012. In February 2013 Offering, we issued 403,225 Class A Warrant with an exercise price of $5.94 per share to purchase 403,225 shares of Common Stock to an investor as part of the $6.0 million subscription agreement signed. In July 2014 Offering,  we issued 170,940 shares of Series A Preferred Stock convertible into 170,940 shares of Common Stock, 100,000 Class B Warrants to purchase up to 100,000 shares of Common Stock at a price of  $4.00 per share; and we also issued 25,000 shares of Common Stock to the placement agent. In connection with and as a consideration to the closing of the July 2014 offering, we reduced the exercise price of Class A Warrants issued in the February 2013 Offering from $5.94 to $4.25 per share and increased the amount of shares issuable upon exercise of Class A warrants from 403,225 to 1,209,675. In December 2014 Offering, we issued a convertible debenture that is convertible into 1,555,556 shares of Common Stock, Class C Warrant to purchase 388,889 shares of Common Stock, Class D Warrant to purchase 388,889 shares of Common Stock and Performance Warrant to purchase up to 450,000 shares of Common Stock. In addition, the placement agent in the December 2014 Offering received a placement agent warrant, Class C Warrant and Class D Warrant to purchase 62,222, 15,556 and 15,556 shares of Common Stock respectively. On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), the Company closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompany warrant. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants.

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

Description of Equity Compensation Plans Approved by Shareholders

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2015:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	944,000	$2.48	4,056,000

The securities referenced in the table above reflect stock options granted and approved by security holders pursuant to the 2013 plan. In addition share options were issued to employees under previous unapproved plans, 291,900 of such options are fully vested and 291,900 of such options vest on December 31, 2015.    291,900 of such options are expiring in 2020; and 291,900 are expiring in 2022. The number of options in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14, and additionally reflect a 1-for-600 reverse stock split effected as of August 6, 2013.

Recent Sales of Unregistered Equity Securities

Information regarding any equity securities we have sold during the periods covered by this Report that were not registered under the Securities Act of 1933, as amended, are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except the following:

Repurchases of Equity Securities

We have not repurchased any equity securities during the periods covered by this Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited condensed consolidated financial statements and notes for the fiscal years ended December 31, 2015 and 2014. The following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Our operations include the licensing of software to telecommunications operators and the development of software application platforms that optimize mobile voice, instant messaging and advertising communications over the Internet. Our proprietary software techniques use internet bandwidth more efficiently than other technologies that are unable to provide a low-bandwidth solution. The Horizon Platform is a bandwidth-efficient Voice over Internet Protocol platform for smartphones and also provides optimized data applications including messaging and mobile advertising. We license our software solutions to telecommunications network operators and service providers in the mobile, fixed line and satellite communications markets. We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, the United Kingdom, China, India, Singapore and Hong Kong.

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

In this context, the Company has entered into some strategic relationships with local partners in certain regions to seize upon this opportunity. As of the date of this report, we have formed strategic relationships in India, Russia and Latin America.

We expect to form strategic relationships when local regulations prevent us from accessing a particular market directly.

We plan to fund our expansion through debt financing, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to continue to improve and expand our software products and to expand our business could be adversely affected.

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

Since its commercial availability in the second quarter of 2015, Aishuo has been downloaded over 12 million times in 2015 and has doubled its revenues for the last 3 consecutive quarters of 2015.

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

On November 30, 2015, we were awarded our USA patent for our bandwidth efficient mobile voice over Internet Protocol ("VoIP") platform. The Company has patent applications pending in Hong Kong, China, India, Europe and Eurasia/Russia.

In December 2015, we announced the rollout of our VoIP as a Service “VaaS” platform on the Microsoft Azure cloud. The Company sells its software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector. The Company was showcased by Microsoft Corp. for its Azure technology (https://www.microsoft.com/en-gb/smb/customer-success-stories/building-a-global-business)

In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we have commenced our penetration into the Latin American market by signing a Horizon license contract with a regional operator. We consider Latin America a huge and growing market for mobile apps as Latin America growth is forecast to be in line with the global average and is also forecasting very significant VoIP revenues growing to $12.8bn by 2018 according to Vision Gain VoIP Market Forecast (https://www.visiongain.com/Report/1107/The-Voice-Over-Internet-Protocol-(VoIP)-Market-2013-2018). On December 18, 2015, we formed a new Latin America company to facilitate our expansion into the region.

Our B2B platform is currently being used by a pre-paid Smartphone VoIP application launched by different carriers respectively, some of which are listed as follows:

•	Smart Communications, Inc, (“Smart”), the Philippines' leading wireless services provider with 57.3 million subscribers on its GSM network as of end-June 2013.

•	Singapore Telecommunications (“Singtel”), the Singapore’s leading wireless services provider with a combined mobile subscriber base of 500 million customers from its own operations and regional associates in 25 countries at end of March 2014.

•	PT Smartfren Telecom Tbk (“Smartfren”), Smartfren is a wireless service provider with a combined mobile subscriber base of 12.5 million on its CDMA network as of October 2013.

Offering and Market Related

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), we closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompanying Warrant. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The net proceeds from the offering were approximately $2.89 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Corporate Governance

 In 2015 the management decided to improve the internal GAAP experience by appointing external consultants with GAAP and public company reporting experience. The external consultants commenced work in July 2015.

Research & Development

The Company has spent approximately $1.1 million on capitalizable research and development in the fiscal year 2015.

During 2015, we continue to expand our Irish software development team with the addition of new senior software developers at our software research and development office at the Nexus Innovation Center on the campus of the University of Limerick.

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

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for stock-based compensation, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Additionally, we consider certain judgments and estimates to be significant, including those relating to the timing of revenue recognition from the sales of perpetual licenses to certain Tier 1 and Tier 2 telecom entities, those relating to the determination of vendor specific objective evidence (“VSOE”) for purposes of revenue recognition, allowance for doubtful accounts, useful lives for amortization of intangibles, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Together with our critical accounting policies set out above, our significant accounting policies are summarized in Note 2 of our audited financial statements as of December 31, 2015.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered except as set out below.

●	Revenue for maintenance services is recognized over the period of delivery of the services except as set out below.

●	Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

●	Revenues from Aishuo retail sales are recognized when the PSTN calls and texts are made

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

Results of Operations

The following table sets forth information from our statements of operations for the year ended December 31, 2015 and 2014.

Comparison of year ended December 31, 2015 and 2014 (in thousands)

	For the Year Ended December 31,		Year to Year Comparison
	2015 (audited)	2014 (audited)	Increase/ (decrease)	Percentage Change

Revenue	$1,532	$5,122	$(3,590)	(70.0)%

Cost of revenue
Hardware	116	362	(246)	(67.9)%
Amortization of software development costs	2,111	1,890	221	11.7%
	2,227	2,252

Gross margin	(695)	2,870	(3,565)	(124.2)%

Operating Expenses

General and administrative	3,326	4,374	(1,048)	(23.9)%
Increase in Allowance for doubtful accounts	5,562	180	5,382	2,991.1%
Depreciation	67	146	(79)	(54.1)%
Research and development	579	379	200	52.8%
Total Operating Expenses	9,534	5,079	4,455	87.7%

Loss from Operations	(10,229)	(2,209)	(8,020)	(263.1)%

Other Income(Expense)
Interest expense	(722)	(16)	(706)	(4,412.5)%
Interest expense - related parties	(2)	36	(38)	(105.6)%
Gain on settlement of lease	36	-	36	N/A
Foreign Exchange (loss) gain, net	(29)	8	(37)	(462.5)%
Interest income	2	2	-	-%

Loss for continuing operations before income taxes	(10,944)	(2,179)	(8,765)	(402.2)%

Income taxes (recovery)	(20)	(210)	(190)	(90.5)%
Net Loss for the year	(10,924)	(1,969)	(8,955)	(454.8)%

Revenue: Our revenue for the year ended December 31, 2015 was approximately $1.5 million as compared to approximately $5.1 million for the year ended December 31, 2014, a decrease of roughly $3.6 million or 70%. The decrease was primarily due to the shift in business to concentrate on the roll out of the B2C business in China through the Aishuo app. This roll out has gained us over 15 million downloads since it’s in launch in February 2015 through to the date of this report. It has greatly increased our exposure and overall recognition which allows us to take market share and acquire customers in what the Company believes will be an increasingly competitive user marketplace. During the quarter ended December 31, 2015 the revenue by Aishuo grew to just over $30,000 approximately as compared to $16,000 and $7,000 approximately in the third and second quarters in 2015 respectively. The management expects further growth in this sector of revenue.

The B2B business continues and one new global exchange was sold in the first quarter of 2015. We have converted most of the B2B partnerships into a revenue share basis and we are starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded. The strategic shift being executed by the Company is in-line with longer term development goals and management believes it will position the Company for a greater long-term shareholder value creation.

Cost of Revenue: Cost of revenue for hardware was approximately $0.1 million for the year ended December 31, 2015, compared to approximately $0.4 million for the year ended December 31, 2014. Our cost of sales is primarily composed of the costs of ancillary hardware sold with the Horizon Platform together with the amortization of software development costs.  In addition, we recognize costs relating to the provision of hardware when a customer acquires such ancillary hardware.

Gross Profit:  Gross profit before the amortization charge for the year ended December 31, 2015 was approximately $1.4 million as compared to $4.7 million for the previous year.  Our gross profits decreased by 70% from 2014 to 2015.  The decrease was mainly due to the reduced revenue as set forth above herein. However, management anticipate gross profit to increase with the growth of our business and the global smartphone market as well as our established expansion plan of entering into markets with high population density, high penetration of mobile phones, congested mobile cellular networks and high adoption of smartphones.

Operating Expenses: Operating expenses including general and administrative expenses, allowance for doubtful accounts, depreciation and research and development expenses were approximately $9.5 million or 633% of sales for the year ended December 31, 2015, as compared to approximately $5.1 million, or 99% of sales for the same period in 2014, an increase of $4.4 million. The significant increase in expenses arose due to the additional provision for doubtful accounts of $5.6 million in the year ended December 31, 2015 compared to $0.3 million for the same period in 2014. Management determined this additional allowance was necessary in their fourth quarter analysis of collectability. This increase arose due to the change in collection policy on certain customers to receiving payments under a revenue share arrangement. As a result of this change the Company is unable to predict with certainty of the timing of long-term future receipts and has therefore decided to fully provide for the balances expected beyond 12 months from the balance sheet date. The provision will be reduced if customer payments are received against these provided balances. General and administrative expenses were approximately $3.3 million for the year ended December 31, 2015 as compared to approximately $4.2 million for the same period in 2014. The reduction was mainly due to the reduction in staff and office costs in Switzerland. The resources have been replaced in lower cost jurisdictions in Ireland and China.

Net Loss: Net loss for the year ended December 31, 2015 was approximately $10.9 million as compared to a net loss of $2.0 million for the same period in 2014.  Going forward, management expects to generate a growth in revenue based on the roll out of the products primarily in the China, Asia and Latin America regions. Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon B2B solution to new telecommunications company customers globally and the B2C service to end users.

Non-Controlling Interest:

In the last quarter of 2015 the Company acquired full control of Horizon Network Technology Co. Ltd and as a result the Group is now wholly owned and controlled by One Horizon Group, Inc.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $(99,000) for the year ended December 31, 2015.

Liquidity and Capital Resources

Years Ended December 31, 2015 and December 31, 2014

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2015	2014
Net cash used in operating activities	(2,115)	(1,755)
Net cash used in investing activities	(1,072)	(1,167)
Net cash provided by financing activities	1,787	4,083

Net cash used by operating activities was approximately $2.1 million for the year ended December 31, 2015 as compared to approximately $1.8 million for the same period in 2014. The increase in cash used in operating activities is largely due to the reduction in revenue generated in 2015 compared to the previous year

Net cash used in investing activities was approximately $1.1 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. Net cash used in investing activities was primarily focused on investment in software development costs.

Net cash provided by financing activities amounted to approximately $1.8 million for 2015 and $4.1 million for 2014. Cash provided by financing activities in 2015 primarily from the sale of Common Stock in August and September 2015, net of related costs. Cash provided by financing activities in 2014 was primarily due to the sale of preferred shares and convertible stock in July and December 2014. Cash used by financing activities in 2015 was primarily due to the reduction in loan to related party and payment of preferred dividends.

Our working capital as of December 31, 2015, was approximately $5.2 million, as compared to working capital of approximately $11.1 million for the same period in 2014.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Changes have been made to internal controls during 2015, including the recruitment of external US GAAP consultants to address the material weakness described in the previous year. Improvements have been made but management conclude the internal control over the financial reporting was not effective as of December 31, 2015. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

As disclosed in our 2014 Annual Report on Form 10-K, we reported a material weakness in our internal controls over financial reporting due to a lack of in-house US GAAP expertise.

During 2015 the Company engaged external CPA consultants to provide the Company with improved in-house US GAAP expertise and management continues its efforts to remediate this material weakness.

Except as disclosed above in respect of our hiring of external US GAAP consultants, there were no changes in our internal controls over financial reporting during the period ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of March 16, 2016. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.  Each director has been elected to the term indicated. Directors whose term of office ends in 2015 shall serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

Name	Age	Principal Occupation or Employment	First Became Director	Current Board Term Expires

Brian Collins	48	President, Chief Executive Officer, Chief Technology Officer, Director	12/10/12	2016

Martin Ward	58	Chief Financial Officer, Director	12/10/12	2016

Nicholas Carpinello	66	Owner, Carpinello Enterprises LLC, Director	3/7/13	Until the date of removal or resignation

Richard Vos	70	Director	8/21/2013	Until the date of removal or resignation

Robert Law	65	Director	8/28/2013	Until the date of removal or resignation

Robert Vogler	65	Director	1/8/14	Until the date of removal or resignation

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

Richard Vos

Mr. Vos was appointed as a director on August 28, 2013. Mr. Vos has been a non-executive director since 2007 of Avanti Communications Group plc, a public company listed on the London Stock Exchange (LSE:AVN).  He is chairman of its remuneration committee and past chairman of its audit committee.  In addition, since 2001, Mr. Vos has been a non-executive director of NSSC Operations Ltd., which operates the National Space Centre in the United Kingdom.  He is the chairman of its audit committee.  From June 2005 to June 2010, Mr. Vos was a director of our United Kingdom subsidiary, One Horizon Group plc (formerly SatCom Group Holdings plc) (“One Horizon UK”), and from October 2006 to June 2010 was also Chairman.  From July 2005 to March 2010, One Horizon UK was listed on the Alternative Investment Market of the London Stock Exchange (AIM: SGH).  From October 2008 to October 2010, Mr. Vos served as a director of TerreStar Europe Ltd., a former start-up business seeking to provide mobile satellite services in Europe. From April 2003 to 2009, Mr. Vos was chairman of the Telecommunications and Navigation Advisory Board of the British National Space Centre (subsequently replaced by the United Kingdom Space Agency).   From September 2006 to June 2009, Mr. Vos was a director of Avanti Screenmedia Group plc, formerly listed on the London Stock Exchange (LSE:ASG), which provided satellite and other services.  Mr. Vos since August 2014 has been a non-executive director of Tawsat Limited and Tawsat Holdings Limited, both Irish registered companies which hold intellectual property in certain satellite operations. Mr. Vos obtained his Bachelor of Arts with Honors in Modern Languages from University of London in 1968, and his Diploma in Management Studies from Kingston Polytechnic in 1973. He is a member of the Institute of Directors

Robert Law

Mr. Law was appointed as a director on August 28, 2013. Between May 1990 and January 2016, Mr. Law has served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and since 1979 has served as a director of Langdowns.  Also, between May 1990 and January 2016 Mr. Law has been the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services, and has been a member of Southern Business Advisers since 1979.  Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”), and is a member of the Valuation and Information Technology Faculties of the ICAEW.  Mr. Law qualified as an ICAEW Chartered Accountant in 1976.

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

Peter Hall

Peter Hall, aged 42, joined One Horizon Group in 2011 and was appointed Chief Information Officer in August 2014. Before joining the Company, he worked at Microsoft within the Premier Field Engineering Division (2008-2011).  Between 2004 and 2008 he worked as a Security Consultant for Atos Origin and a CRM software company, AIT Group plc, between 1998 and 2002. Mr. Hall has held the CISSP certification since 2010. He graduated from the University of Sheffield in 1995 and also holds an MSc (Distinction) Degree from University College London in 2006.

Andrew Le Gear

Dr. Andrew Le Gear, aged 33, joined One Horizon Group in 2013 and was appointed Chief Horizon Architect in September 2015.  Before joining the Company, he worked as a Senior Solutions Architect at Dell Inc. (2012-1013),and as an Equity Trading Software Engineer at Lehman Brothers Inc. and Nomura Plc. (2007-2012).  Prior to this he was co-founder of Juneberi Ltd., a research driven software tech start up (2004-2007). Dr. Le Gear graduated from the University of Limerick in 2003 and again in 2006, with a B.Sc. in Computer Systems and a Ph.D. in Computer Science respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors, and greater than 10% beneficial owners filed on a timely basis reports required by Section 16(a) of the Exchange Act prior to the Share Exchange on November 30, 2012 during the fiscal year ended December 31, 2012. After the Share Exchange, we believe that none of our officers, directors, and beneficial owners with more than 10% shareholding, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015.

Board Committees

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Nicholas Carpinello, Robert Law and Richard Vos, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Carpinello is the Chairman of our audit committee.

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

As required by Rule 10C-1(b)(2), (3) and (4)(i)(vi) under the Securities Exchange Act of 1934 (the “Act”) , our Compensation Committee has, among the others,  the following responsibilities and authority.

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

Summary Compensation Table: Executives

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mark White, Former CEO(1)	Year ended 12/31/15	0	0	0	0	0	0	0	0

	Year ended 12/31/14	358,750	0	0	0	0	0	0	358,750

Brian Collins, CEO (2)	Year ended 12/31/15	360,000	0	0	357,000	0	0	0	717,000

	Year ended 12/31/14	615,000	0	0	0	0	0	0	615,000

Martin Ward, CFO(3)	Year ended 12/31/15	287,000	0	0	0	0	0	0	287,000
	Year ended 12/31/14	292,000	0	0	0	0	0	0	292,000

(1)	Mr. White was appointed our Chief Executive Officer effective November 30, 2012 and resigned on July 24, 2014 due to personal reasons. Mr. White was paid predominately in Swiss Francs, with a conversion rates of CHF 1.00 = $1.12, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/.

(2)	Mr. Collins was appointed our Chief Executive Officer effective July 28, 2014 and our chief technology officer effective November 30, 2012. For the period ended December 31, 2015, Mr. Collins was paid predominately .in US Dollars.

(3)	Mr. Ward was appointed our Chief Financial Officer effective November 30, 2012. For the period ended December 31, 2014, Mr. Ward was paid predominately in pounds sterling, with conversion rate of £1.00 = $1.5571, which rate represents the average exchange rate for that period, as represented by http://www.oanda.com/currency/historical-rates/. For the period ended December 31, 2015, Mr. Ward was paid predominately in British pounds (GBP 1 = USD 1.5288).

Pension Benefit

None during the periods covered in this Report

Nonqualified Deferred Compensation

None during the periods covered in this Report

Retirement/Resignation Plans

None during the periods covered in this Report

Outstanding Equity Awards at 2014 Year-End

As of the year ended December 31, 2015, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2015, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Brian Collins	360,000	0	357,000	0	0	0	717,000
Robert Law	18,000	0	0	0	0	0	18,000
Richard Vos	18,000	0	0	0	0	0	18,000
Martin Ward	287,000	0	0	0	0	0	287,000
Robert Vogler	18,000	0	0	0	0	0	18,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 14, 2014  by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of  March 21, 2016, we had 35,045,423 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 21, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 21, 2016  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Person or Group	Amount And Nature of Beneficial Ownership(1)	Percent

Principal Stockholders:

Alexandra Mary Johnson 44 Fairway Lakes Village Fritton, Great Yarmouth, NR31 9EY United Kingdom	1,942,666	5.5%

Adam Christe Thompson 547A Wellington Road Crisfield, MD 21817	1,942,666	5.5%

Mark White(2)	4,764,399	13.6%

Named Executive Officers and Directors:

Brian Collins	6,069,011	17.3%

Martin Ward	2,914,666	8.3%

Richard Vos	9,729	*

Nicholas Carpinello	16	*

Robert Vogler	194,600	*
All Executive Officers and Directors as a Group (6 persons):	9,188,022	26.2%

*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

(2)  Mr. White was appointed our chief executive officer effective November 30, 2012 and resigned on July 24, 2014 due to personal reasons.

Equity Compensation Plan

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	944,000	$2.48	4,056,000

A summary of the Company’s other stock options as of December 31, 2015, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2014	584,650	$0.53
Options issued	291,900	0.53
Options forfeited	(850)	0.51
Outstanding at December 31, 2015	875,700	$0.53

The securities referenced in the table above reflect stock options granted beginning in 2005 pursuant to individual compensation arrangements with the Company’s employees. 291,900 of such options are fully vested and 291,600 expiring in 2020. The number of options reflected in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14 and a reverse split of 1-for-600 that went effective on August 29, 2013, whereby the number of options held by each employee was decreased by 600 times and the exercise price was increased by the option exercise price multiplied by 600. Also included in the table above are options to purchase 291,900 shares of the Company’s common stock, which options were issued to an employee on December 31, 2012 and vested on December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2015	2014
Loans due to stockholders
Due within one year	$0	$600
Long-term	2,354	2,598
	$2,354	$3,198

The balance of $2,354,000 matures on April 1, 2017 and is interest free.

In the quarter ended March 31, 2015 the Company entered into a sales contract in the normal course of business with a customer (Horizon Latin America) which the Company holds minority ownership interest. The customer purchased perpetual software license for $500,000. The Company owns a cost based investment interest of 19% in the customer with no voting rights of board representation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by Peterson Sullivan LLP for the years ended December 31, 2015and 2014 were as follows:

Services Provided	2015	2014
Audit Fees	$180,000	$80,000
Audit Related Fees	0	100,000
Tax Fees	0	0
All Other Fees	0	0
Total	$180,000	$180,000

Audit Fees

Audit fees billed by Peterson Sullivan, the Company’s independent registered public accounting firm, were for the audit of our annual consolidated financial statements and the reviews of our interim financial statements, including any fees related to other filings with the SEC.

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

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or non audit activities, the engagement is approved by the audit committee.

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

ONE HORIZON GROUP, INC.

Date: March 30 , 2016	By:	/s/ Brian Collins
Brian Collins
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2016

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
Richard Vos
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

One Horizon Group, Inc.

Limerick, Ireland

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One Horizon Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 30, 2015

ONE HORIZON GROUP, INC.

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except share data)

	2015	2014

Assets

Current assets:
Cash	$1,772	$3,172
Accounts receivable, net	3,560	9,072
Other assets	402	576
Total current assets	5,734	12,820

Property and equipment, net	96	212
Intangible assets, net	9,823	10,960
Investment	18	19
Debt issue costs	263	395
Total assets	$15,934	$24,406

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$223	$556
Accrued expenses	220	360
Accrued compensation	18	15
Income taxes	90	93
Amount due to related parties, current portion	-	600
Current portion of long-term debt	5	73
Total current liabilities	556	1,697

Long-term liabilities
Long term debt, net of current portion	-	108
Amount due to related parties, net of current portion	2,354	2,598
Convertible debenture	2,899	2,598
Deferred income taxes	215	235
Mandatorily redeemable preferred shares	73	90
Total liabilities	6,097	7,326

Stockholders' Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock: $0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares	1	1
Common stock: $0.0001 par value, authorized 200,000,000 shares, issued and outstanding 35,147,283 shares (2014: 33,281,069);	3	3
Additional paid-in capital	36,070	32,163
Deferred Compensation	-	(214)
Retained Earnings (Deficit)	(26,201)	(15,227)
Accumulated other comprehensive income	(36)	63
Total One Horizon Group, Inc. stockholders' equity	9,837	16,789
Non-controlling interest	-	291
Total stockholders' equity	9,837	17,080

Total liabilities and stockholders' equity	$15,934	$24,406

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

(in thousands, except per share data)

	Year ended December 31,
	2015	2014

Revenue	$1,532	$5,122

Cost of revenue
Hardware	116	362
Amortization of intangibles	2,111	1,890
	2,227	2,252
Gross margin	(695)	2,870

Expenses:
General and administrative	3,326	4,374
Increase in Allowance for doubtful accounts	5,562	180
Depreciation	67	146
Research and development	579	379
	9,534	5,079

Loss from operations	(10,229)	(2,209)

Other income and expense:
Interest expense	(722)	(16)
Interest expense - related parties	(2)	36
Gain on settlement of lease	36	-
Foreign exchange	(29)	8
Interest income	2	2
	(715)	30

Loss from continuing operations before income taxes	(10,944)	(2,179)

Income taxes (recovery)	(20)	(210)
Net loss for the year	(10,924)	(1,969)

Loss attributable to non-controlling interest	(50)	(105)
Net loss for the year attributable to One Horizon Group, Inc.	(10,874)	(1,864)

Less: Preferred dividends	(100)	(44)

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(10,974)	$(1,908)

Earnings per share

Basic net loss per share	$(0.32)	$(0.06)

Diluted net loss per share	$(0.30)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	33,996	32,981

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2015 and 2014

(in thousands)

	Year ended December 31,
	2015	2014

Net loss	$(10,924)	$(1,969)
Other comprehensive (loss):
Foreign currency translation adjustment gain (loss)	(99)	(1,074)
Comprehensive loss	(11,023)	(3,043)

Comprehensive loss attributable to the non-controlling interest	(50)	(105)

Total comprehensive loss	$(10,973)	$(2,938)

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2015 and 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2013	-	$-	32,921	$3	$28,269	$-	$(13,319)	$1,137	$396	$16,486

Net loss							(1,864)		(105)	(1,969)
Foreign currency translations								(1,074)		(1,074)
Preferred dividends							(44)			(44)
Common stock issued for services received			15		65					65

Common stock issued for services to be received in the future			75		323	(323)				-

Amortization of deferred compensation						109				109

Options issued for services					516					516

Preferred Stock issued for cash	171	1			981					982

Common stock issued for services received			25	108						108
Costs of financing				(108)						(108)
Common stock issued in settlement of debt			246	-	822					822
Fair value of warrants issued for services received					187					187
Issuance of warrants in connection with convertible debenture					599					599
Beneficial conversion feature in connection with convertible debenture					303					303
Warrants issued as part of debt issue costs					98					98

Balance December 31, 2014	171	$1	33,282	$3	$32,163	$(214)	$(15,227)	$63	$291	$17,080

Net loss							(10,874)		(50)	(10,924)
Foreign currency translation								(99)		(99)
Preferred dividends							(100)			(100)
Amortization of deferred compensation						214				214
Issuance of common stock for cash			1,866		3,266					3,266
Costs of issuance of common stock					(391)					(391)
Options issued for services					660					660
Contribution of shares of subsidiary					241				(241)	-
Amounts owing to related parties forgiven.					131					131

Balance December 31, 2015	171	$1	35,148	$3	$36,070	$-	$(26,201)	$(36)	$-	$9,837

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

(in thousands)

	Year ended December 31,
	2015	2014
Cash used in operating activities:

Operating activities:
Net loss for the year	$(10,874)	$(1,864)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	67	146
Amortization of intangible assets	2,111	1,890
Increase in allowance for doubtful accounts	5,562	180
Amortization of debt issue costs	132	-
Amortization of beneficial conversion feature	101	-
Amortization of debt discount	199	-
Amortization of deferred compensation	214	-
Gain on settlement of lease	(36)	-
Options issued for services received	660	516
Warrants issued for services	-	187
Common shares issued for services received	-	174
Net loss attributable to non-controlling interest	(50)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(50)	(1,988)
Other assets	174	(437)
Accounts payable and accrued expenses	(302)	(244)
Income taxes	(3)	-
Deferred income taxes	(20)	(210)

Net cash used in operating activities	(2,115)	(1,755)

Cash used in investing activities:

Acquisition of intangible assets	(1,063)	(1,122)
Acquisition of property and equipment	(9)	(49)
Other assets	-	4

Net cash used in investing activities	(1,072)	(1,167)

Cash flow from financing activities:

Increase (decrease) in long-term borrowing, net	(144)	(68)
Cash proceeds from issuance of common stock	2,875	-
Proceeds from issuance of preferred stock, net of costs	-	982
Proceeds from issuance of convertible debenture, net of costs	-	3,202
Preferred dividends paid	(100)	-
Advances from related parties, net of repayment	(844)	(33)

Net cash provided by financing activities	1,787	4,083

Increase in cash during the year	(1,400)	1,161
Foreign exchange effect on cash		(59)

Cash at beginning of the year	3,172	2,070

Cash at end of the year	$1,772	$3,172

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2015 and 2014

(in thousands)

	Year ended December 31,
	2015	2014

Interest paid	$216	$-
Income taxes paid	-	-

Non-cash transactions:

Common stock issued for services received	-	65
Common stock issued for settlement of debt	-	822
Common stock issued for services to be received in the future	-	323
Fair value of warrants issued for services received	-	187

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1.  Description of Business and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “OHGI”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets. Its subsidiary Horizon Globex GmbH provides our software and hosted VoIP services under perpetual license arrangements on a business to business basis throughout the world to telecommunications companies. OHGI through its Chinese company Suzhou Aishuo Network Information Co., Ltd provides the Aishuo App to end user customers through App stores based in China.  Our Aishuo subscribers purchase call credits for Public Service Telephone Network (“PSTN”) access using a variety of Chinese on-line payments services including Union Pay and Apple Pay.

Principles of Consolidation

The December 31, 2015 and 2014 consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries OHG, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly owned subsidiary. Horizon Network Technology Co. Ltd. (HNT) In addition included in the consolidated financial statements for the year ended December 31, 2015, are the accounts of Suzhou Aishuo Network Information Co., Ltd, which is controlled by One Horizon Group, Inc. through various contractual arrangements. (Note 3)

During the year ended December 31, 2015, the minority parties which held ownership interests in HNT returned their shareholdings to HNT such that HNT is now fully owned by the Company. The amount of consolidated net loss attributable to the Company and the non-controlling interest, up to the time that the shareholdings were returned, are both presented on the face of the Consolidated Statement of Operations.

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

b)

Maintenance and operational fees and end user licenses fees– these charges are invoiced and recognized when a customer is due to pay them under the Agreement. In some Agreements, the charges are invoiced and payable when the service/licenses have been delivered by the Company. In the other cases, the Company has agreed to payments on revenue share basis whereby the Company will receive an agreed proportion of a customer’s revenue from its operation of the Horizon service. On revenue share basis, the income for maintenance and operational fees together with end user licenses fees are not recognized until these charges are invoiced and due. In September 2014, the Company reported that it had converted a significant number of its customers to a revenue share basis of collection (prior revenue was recognized in accordance with revenue recognition policies - see note in Revenue Recognition) and the balance outstanding at the point of conversion for those customers will be collected prior to the commencement of recognizing income on revenue share basis. In addition, on revenue share basis, the Company also offers a hosted service where a customer can buy vouchers for resale of minutes to be used over the Public Service Telephone Network ("PTSN"). These voucher sales are recognized when invoiced and payment terms are 30 days.

Accounts receivable balances from certain customers arose from revenue recognised prior to September 30, 2014. The effective date as of which many of the company’s customers entered into revenue sharing arrangements. Those revenue sharing arrangements changed the basis under which the customers would pay their existing balances, as described, effective starting as early as October 1, 2014.

Revenue that has been recognized under category b), prior to the Company’s conversion of Tier 2 customers to revenue share arrangements on October 1, 2014, was based on invoices provided to customers as payments became due. As of December 31, 2015, a significant portion of those receivables remain uncollected, which management attributes in part to the Company’s conversion of those customers to a revenue share arrangement. Considering the effects of the revenue share arrangements on collection of accounts receivable and the timing of those collections, along with other factors, management has estimated the amounts they expect to collect within 12 months of the balance sheet date from those customers operating under revenue share arrangements. The portion of the receivable balance expected to be received in more than 12 months is considered a non-current receivable. The Company maintains its belief that current and non-current accounts receivable continue to be due from their customers. Further, management is of the belief that its customers are contractually obligated to pay the full amount due as provided under the Master License Agreements executed by each of its customers. Regardless, management has considered the collectability of those receivables classified as long-term in terms of providing an appropriate allowance for the slow-paying nature of these accounts. For receivables classified as long-term, management believes there is general uncertainty in the collection of those balances and the timing of those collections, taken as a whole, and has increased the general provision for doubtful accounts to cover accounts receivable balances expected to be collected beyond 12 months from the balance sheet date. The slow-pay uncertainties arise from a number of factors, including the effects of revenue share arrangements, the extended time customers are talking to generate significant revenue under revenue share arrangements, and general technological changes in the industry.

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

When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. The Company has strong collection history in all categories above except category b), and generally does not believe that an allowance for doubtful accounts for these categories except category b) is necessary. For receivables in category b), when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, the Company records a specific reserve for bad debts to reduce the related receivable to the amount it believes to be collectable. The Company records a general allowance for doubtful collections for those accounts receivable considered to be slow paying, on the basis described above for accounts receivable balances of customers under category (b) above. There was an allowance of $6,055,000 and $492,000 for doubtful accounts at December 31, 2015 and December 31, 2014, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines that certain receivable will probably not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2015 and December 31, 2014, two customers accounted for 24% and 28%, respectively, of the accounts receivable balance.

When a portion of the receivable balances of certain customers under category (b) above, is expected to be received in more than 12 months, the relevant balances are shown as a non current asset. Due to an uncertainty in the timing of the receipt of these balances the Company has decided to provide a general provision covering these balances. The Company retains it belief that the balances are recoverable and when recovery is achieved the appropriate reduction in the general provision will be shown.

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

Investment

Cost-based investments includes investments in companies for which we do not have the ability to exercise significant influence. The cost-based investments are analyzed for impairment based on current market and other factors relevant to the investments. No impairment was considered necessary as of December 31, 2015 or 2014. As of December 31, 2015 and 2014, we had $18,000 and $19,000 respectively of cost-based investments on our balance sheet.

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

During the years ended December 31, 2015 and 2014 software development costs of $1,063,000 and $1,122,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the years ended December 31, 2015 and 2014 the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered except as set out below.

●	Revenue for maintenance services is recognized over the period of delivery of the services except as set out below.

●	Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

●	Revenues from Aishuo retail sales are recognized when the PSTN calls and texts are made by the customer

Where the Company has entered into a Revenue Share with the customer, then all future revenue from granting of user licenses and for maintenance services will be recognized when the Company has delivered user licenses and is entitled to invoice.

The Company enters into arrangements in which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

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

During 2015 78% of the Company’s revenue was concentrated in the hands of two major customers.

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred. Advertising costs totaling $30,000 were incurred during the year ended December 31, 2015 (2014: $0).

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred research and development costs in the amount of $579,000 and $379,000 in the years ended December 31, 2015 and 2014, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended December 31, 2015 and 2014, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The carrying amounts of our financial assets and liabilities such as cash, current accounts receivable and accounts payable approximate their fair values based on level 1 inputs in the fair value hierarchy because of the short maturity of these instruments. Due to the conversion features and other terms, it is not practical to estimate the fair value of amounts due to related parties and long term debt.

Share-Based Compensation

The Company accounts for share-based awards at fair value on date of grant and recognizes compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes option pricing model, which includes subjective judgements about the expected life of the awards, forfeiture rates and stock price volatility. The Company issues new shares of common stock to satisfy exercises and vesting of awards, granted under our stock plans.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740).  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. This treatment is consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the company's consolidated financial statements.

In 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

Note 3.  Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd. (“AISHOU”) through various contractual arrangements in place. As a result of this control, one hundred percent of the results of operations, assets, liabilities and cash flows of AISHUO have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations of AISHOU are as follows:

	December 31	December 31
	2015	2014

Assets	$43	3
Intercompany receivables/(payables)	(123)	151
Other liabilities	(60)	-
Revenue	56	-
Net loss	(286)	(8)

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	December 31	December 31
	2015	2014

Leasehold improvements	$-	$265
Motor vehicle	-	120
Equipment	291	348
	291	733
Less accumulated depreciation	(195)	(521)

Property and equipment, net	$96	$212

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	December 31	December 31
	2015	2014

Horizon software	$17,879	$16,936
ZTEsoft Telecom software	469	495
Contractual relationships	885	885
	19,233	18,316
Less accumulated amortization	(9,410)	(7,356)

Intangible assets, net	$9,823	$10,960

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	December 31	December 31
	2015	2014

Vehicle loan	$-	$32
Equipment loan	5	15
Office term loan	-	134
	5	181
Less current portion	(5)	(73)

Balance	$-	$108

During the year ended December 31, 2015 the Company negotiated early settlement of the Office and vehicle term loan balances. As a result a gain of $32,000 was recorded.

Note 7.  Convertible Debenture

In December 2014, the Company closed a private placement of $3,500,000 under Regulation S whereby we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of Common Stock, Class C Warrant to purchase 388,889 shares of Common Stock, Class D Warrant to purchase 388,889 shares of Common Stock and the potential for performance warrants. The unsecured convertible debenture is for a term of three years from the date of issue and has an interest rate of 8% per annum, payable quarterly in arrears in either cash, shares of common stock or a combination of cash and shares of common stock. The Company has the right to repurchase the convertible debenture upon notice at any time after the first twelve months.

The Class C and Class D warrants have a term of four years and are each entitled to purchase one-fourth of a share of common stock. In total the Company issued 388,889 Class C warrants and 388,889 Class D warrants.

Performance Warrants associated with the convertible debenture were potentially issuable and exercisable based on the Company’s annual reported subscriber numbers, twenty four (24) months after December 22, 2014, as is reflected in our 2014 Form 10-K. In the first quarter of 2016 the Company announced it has achieved the required number subscriber downloads and therefore the additional performance warrants are not issuable by the Company.

Proceeds received in 2014 from the convertible debentures were allocated between the convertible debenture and warrants based on their relative fair values. The resulting discount for the warrants is amortized using the effective interest method over the life of the debentures. The relative fair value of Class C and Class D warrants resulted in a discount of $598,500 at the date of issuance. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible debentures was determined to result in a beneficial conversion feature. The beneficial conversion feature has a relative fair value of $302,994 at the date of issuance and is being amortized over the life of the convertible debenture. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debentures. During the year ended December 31, 2015 amortization of the debt discount in the amount of $199,233 and the amortization of the beneficial conversion feature in the amount of $100,980 are included in interest expense in the consolidated statement of operations.

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2015	2014

Loans due to stockholders (current and former officers and directors)
Due within one year	$-	$600
Long-term	2,354	2,598
	$2,354	$3,198

The balance of related party debt outstanding as at December 31, 2015 of $2,354,000 matures on April 1, 2017 and is interest free (2014: 0.21%)

During the year ended December 31, 2015 the Company entered into a sales contract, with a customer (Horizon Latin America) in which the Company holds a minority ownership interest. The customer purchased perpetual software license, requiring initial payments of $500,000, which has been recognized as revenue in the year ended December 31, 2015. The Company owns a cost based investment interest of 19% in the customer with no voting rights or board representation therein.

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

170,940 shares of Series A preferred stock are issued and outstanding as of December 31, 2015.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary One Horizon Group Plc (“OHG”) has in issue 50,000 shares of deferred stock, par value of £1.These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

On August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), the Company closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompanying warrants. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The Company allocated $2.5 million of the proceeds of the common stock and $0.8 million to the warrants to purchase common stock. This allocation was based on the relative fair value of each security on the date of issuance.

The warrants offered have a per share exercise price of $2.50 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock and also upon any distributions of assets, including cash, stock or other property to our stockholders), are exercisable immediately and will expire three years from the date of issuance. Subject to applicable laws, the warrants may be offered for sale, sold, transferred or assigned without the Company’s consent.

During the year ended December 31, 2014, the Company:

•	issued 15,000 shares of common stock for services received with a fair value of $64,500.
•	issued 25,000 shares of common stock for services received, in connection with the $1 million private placement, with a fair value of $107,500

•	issued 75,000 shares of common stock for services received in the future with a fair value of $322,500
•	issued 246,000 shares of common stock in settlement of amounts owing of $553,500

Stock Purchase Warrants

At December 31, 2015, the Company had reserved 3,294,746 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
60,000	6.55	December 2015
68,850	2.25	December 2018
403,786	3.00	December 2018
402,568	3.50	December 2018
857,143	2.50	August 2018
75,964	2.50	September 2018

There were 933,107 warrants issued and none exercised during the year ended December 31, 2015.

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

During the year ended December 31, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. During the year ended December 31, 2015 the Company issued options to purchase 564,000 shares of common stock under the 2013 Equity Incentive Plan. These options become fully vested on May 12, 2018 and are exercisable, at an exercise price of $1.09 per common share, between May 12, 2015 and May 12, 2025. On both January 1, 2014 and 2015 the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

A summary of the Company’s 2013 Equity Incentive Plan as of December 31, 2015, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2013	-	-
Options issued	500,000	4.54
Outstanding at December 31, 2014	500,000	$4.54
Options issued	564,000	1.09
Options forfeited	(120,000)	4.54
Outstanding at December 31, 2015	944,000	$2.48

The grant date fair value of these options, using the Black-Scholes option-pricing model, was estimated to be $2,576,000. This expense, less an estimated forfeiture rate of 30%, is being recognized over the 3 year vesting periods. The amount of $596,000 and $516,000 has been recognized during the year ended December 31, 2015 and December 31, 2014 respectively. As of December 31, 2015 there was unrecognized compensation expense of approximately $706,000 to be recognized over the remaining vesting periods.

For the 2013 Equity Incentive Plan there were 564,000 options issued and 120,000 were forfeited and none were exercised during the year ended December 31, 2015.

 A summary of the Company’s other stock options as of December 31, 2015, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2013	584,650	0.53
Options forfeited	-	-
Outstanding at December 31, 2014	584,650	$0.53
Options issued	291,900	0.53
Options forfeited	(850)	0.51
Outstanding at December 31, 2015	875,700	$0.53

The grant date fair value of the options issued in 2015, using the Black-Scholes option-pricing model, is estimated to be $255,000. This expense is being recognized over the 2 year vesting period. The amount of $64,000 and $nil has been recognized during the year ended December 31, 2015 and the year ended December 31, 2014 respectively. As at December 31, 2015 there was unrecognized compensation expense of approximately $191,000 to be recognized over the remaining vesting period.

There were 291,900 options issued, no options exercised and 850 options were forfeited during the year ended December 31, 2015.

The following table summarizes stock options outstanding at December 31, 2015:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2015	(Years)	2015	2015
$0.53	291,900	4.50	291,900	$183,987
0.53	291,900	6.50	291,900	183,987
0.53	291,900	9.75	-	-
4.54	380,000	8.00	-	-
1.09	564,000	9.50	-	-

At December 31, 2015, 5,875,700 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted in 2015 is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 2.5%, a 3 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 95%

The fair value of each option granted in 2014 is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 2.5%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 123%

Note 11.  Income Taxes

Income tax benefit of $20,000 and $210,000 in 2015 and 2014, respectively, is recognized for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. The difference between the U.S. statutory federal tax rate of 34% in 2015 and 2014 and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Loss from operations before income taxes consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
United States	$(2,281)	$(1,646)

International	(8,663)	(533)
Total	$(10,944)	$(2,179)

As of December 31, 2015, the Company had federal net operating losses of $3.5 million available for future deduction from taxable income derived in the United States. The Company’s United Kingdom subsidiary has non-capital losses of approximately $13.3 million available for future deductions from taxable income derived in the United Kingdom, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the combined financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2014 remain open to examination by federal authorities and other jurisdictions in which the Company operates namely United Kingdom, Switzerland, Ireland, China and Hong Kong. The components of the net deferred tax liability and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2015	2014
Deferred tax assets (liabilities)
Net operating loss carryforwards - United States	$1,205	$829
Net operating loss carryforwards - International	3,322	3,249
Valuation allowance	(4,527)	(4,078)
Net deferred tax liabilities	$-	$-

The increase in the valuation allowance was $449,000 for the year ended December 31, 2015 and $646,000 for the year ended December 31, 2014.

Note 12.  Commitments and Contingencies

Contractual Commitments

The Company incurred total rent expense of $86,000 and $100,000, respectively, for the years ended December 31, 2015 and 2014.

Minimum contractual commitments, as of December 31, 2015, is as follows:

	Operating	Long-term
	leases	Financing

2016	$23,000	$5,000
2017	-	-
2018	-	-

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

Note 13. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo for 2015 and 2014 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas:

	2015	2014
China	$57,000	$0
Rest of Asia	$900,000	$3,700,000
Europe and Russia	$25,000	$800,000
The Americas	$550,000	$600,000

Note 14.  Subsequent Event

On March 2, 2016, the Company received a written alert from Nasdaq Listing Qualifications that our closing bid price for the last 30 consecutive business days was less than $1.00 per share. As a result the Company is below the continued listing requirement to maintain a minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a). However, Nasdaq Listing Rule 581(c)(3)(A) provides us a compliance period of 180 calendar days to regain compliance. If at any time during this 180 day period the closing bid price is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance.

