Form 10-K/A
period 2015-12-31
One Horizon Group, Inc.
filed 2016-04-20
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/Amendment No. 1

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

Explanatory Note

During the edgarization process of our annual report on Form 10-K for the fiscal year ended December 31, 2015 that we filed on March 31, 2016 (the “Original Report”), Exhibit 31.1 Certification of Chief Executive Officer was accidentally left out. As a result, we are filing this Amendment No. 1 (the “Amended Report”) to the Original Report to include the Exhibit 31.1. This Amendment Report does not reflect events that may have occurred after the filing of the Original Report, nor does it modify or update those disclosures present therein, except with regard to the modification described in this Explanatory Note. As such, this Amendment Report continues to speak to as of the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: April 19 , 2016	By:	/s/ Brian Collins
Brian Collins
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2016

By:	/s/ Brian Collins
Brian Collins
President, Chief Executive Officer, and Director

By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal Finance and Accounting Officer and Director

By:	/s/ Robert Vogler
Robert Vogler
Director

By:	/s/ Nicholas Carpinello
Nicholas Carpinello
Director

By:	/s/ Robert Law
Robert Law
Director

By:	/s/ Richard Vos
Richard Vos
Director