Form 10-Q
period 2016-03-31
One Horizon Group, Inc.
filed 2016-05-13
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 13, 2016, 35,045,423 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash	$1,583	$1,772
Accounts receivable (net), current portion	3,058	3,560
Other assets	473	402
Total current assets	5,114	5,734

Property and equipment, net	83	96
Intangible assets, net	9,728	9,823
Investment	18	18
Total assets	$14,943	$15,671

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$158	$223
Accrued expenses	144	220
Accrued compensation	53	18
Income taxes	90	90
Current portion of long-term debt	2	5
Total current liabilities	447	556

Long-term liabilities
Amount due to related parties, net of current portion	2,354	2,354
Convertible debenture	2,744	2,636
Deferred income taxes	204	215
Mandatorily redeemable preferred shares	80	73
Total liabilities	5,829	5,834

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares (December 2015 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 35,147,283 shares (December 2015 – 35,147,283)	3	3
Additional paid-in capital	36,258	36,070
Retained Earnings (Deficit)	(27,484)	(26,201)
Accumulated other comprehensive income	336	(36)
Total One Horizon Group, Inc., stockholders' equity	9,114	9,837
Total liabilities and stockholders’ equity	$14,943	$15,671

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(in thousands, except per share data)

(unaudited)

		Three Months ended March 31,
		2016	2015

	Revenue	$609	$745

Cost of revenue	- Hardware	26	61
	- Amortization of intangibles	512	512
		538	573

	Gross margin	71	172

	Expenses:
	General and administrative	964	953
	Depreciation	15	20
	Research and development	188	132
		1,167	1,105

	Loss from operations	(1,096)	(933)

	Other income and expense:
	Interest expense	(180)	(90)
	Foreign exchange	7	85
		(173)	(5)

	Loss before income taxes	(1,269)	(938)

	Income taxes (recovery) – deferred	(11)	-

	Net loss for the period	(1,258)	(938)

	Net loss attributable to the non-controlling interest	-	(5)

	Net loss for the period attributable to One Horizon Group, Inc.	(1,258)	(933)

	Less: Preferred Dividends	(25)	(25)

	Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,283)	$(958)

	Loss per share attributable to One Horizon Group, Inc. stockholders

	Basic net loss per share	$(0.04)	$(0.03)

	Diluted net loss per share	$(0.04)	$(0.03)

	Weighted average number of shares outstanding Basic and diluted	35,147	33,281

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2016 and 2015

(in thousands)

(unaudited)

	Three Months ended March 31,
	2016	2015

Net loss	$(1,258)	$(933)
Other comprehensive income:
Foreign currency translation adjustment gain	372	292
Comprehensive loss	(886)	(641)

Comprehensive loss attributable to the non-controlling interest	-	(5)

Total comprehensive loss	$(886)	$(646)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2016

(in thousands)

(unaudited)

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total Equity

Balance December 31, 2015	171	$1	35,148	$3	$36,070	$(26,201)	$(36)	$9,837

Net loss						(1,258)		1,258)
Foreign currency translations							372	372
Preferred dividends						(25)		(25)

Options issued for services					188			188

Balance March 31, 2016	171	$1	35,148	$3	$36,258	$(27,484)	$336	$9,114

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(in thousands)

(unaudited)

	2016	2015
Cash used in operating activities:

Operating activities:
Net loss for the period	$(1,258)	$(933)

Adjustment to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	15	20
Amortization of intangible assets	512	512
Increase in allowance for doubtful accounts	100	100
Amortization of debt issue costs	33	33
Amortization of beneficial conversion feature	25	26
Amortization of debt discount	50	-
Amortization of deferred compensation	-	53
Gain on settlement of lease	-	36
Options issued for services	188	129
Net loss attributable to non-controlling interest	-	(5)
Changes in operating assets and liabilities:
Accounts receivable	402	(23)
Other assets	(71)	(8)
Accounts payable and accrued expenses	(106)	(517)
Deferred income taxes	(11)	-

Net cash used in operating activities	(121)	(577)

Cash raised by (used in) investing activities:

Acquisition of intangible assets	(116)	(289)
Acquisition of property and equipment	(2)	-
Proceeds from disposition of property and equipment	-	32

Net cash (used in) investing activities	(118)	(257)

Cash used in financing activities:

(Decrease) in long-term borrowing, net	(3)	(169)

Advances from (Repayments to) related parties, net	-	(270)
Dividends paid	(25)	-

Net cash used in financing activities	(28)	(439)

(Decrease) in cash during the period	(267)	(1,273)
Foreign exchange effect on cash	78	24

Cash at beginning of the period	1,772	3,172

Cash at end of the period	$1,583	$1,923

See accompanying notes to condensed consolidated financial statements.

8

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2016 and 2015

(in thousands)

(unaudited)

Supplementary Information:

	2016	2015

Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets. Its subsidiary Horizon Globex GmbH provides our software and hosted VoIP services under perpetual license arrangements on a business to business basis throughout the world to telecommunication companies. OHGI through its Chinese company Suzhou Aishuo Network Information Co. Ltd. provides the Aishuo App to end user customer through App stores based in China. Our Aishuo customers purchase call credits for Public Service Telephone Network (PSTN) access using a variety of Chinese on-line payment services including Union Pay and Apple Pay.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 31, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc (OHG), Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (HNT). In addition, included in the condensed consolidated financial statements for the three months ended March 31, 2016, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements (Note 3).

During the year ended December 31, 2015, the minority parties which held ownership interests in HNT returned their shareholdings to HNT such that HNT is now fully owned by the Company. The amount of consolidated net loss attributable to the Company and the non-controlling interest, up to the time that the shareholdings were returned, are both presented in the face of the Condensed Consolidated Statement of Operations.

Note 2.  Summary of Significant Accounting Policies

Reclassification

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 financial presentation. These reclassifications have no impact on net loss.

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

Revenue that has been recognized under category b), prior to the Company’s conversion of Tier 2 customers to revenue share arrangements on October 1, 2014, was based on invoices provided to customers as payments became due. As of March 31, 2016 and December 31, 2015, a significant portion of those receivables remain uncollected, which management attributes in part to the Company’s conversion of those customers to a revenue share arrangement. Considering the effects of the revenue share arrangements on collection of accounts receivable and the timing of those collections, along with other factors, management has estimated the amounts they expect to collect within 12 months of the balance sheet date from those customers operating under revenue share arrangements. The portion of the receivable balance expected to be received in more than 12 months is considered a non-current receivable. The Company maintains its belief that current and non-current accounts receivable continue to be due from their customers. Further, management is of the belief that its customers are contractually obligated to pay the full amount due as provided under the Master License Agreements executed by each of its customers. Regardless, management has considered the collectability of those receivables classified as long-term in terms of providing an appropriate allowance for the slow-paying nature of these accounts. For receivables classified as long-term, management believes there is general uncertainty in the collection of those balances and the timing of those collections, taken as a whole, and has increased the general provision for doubtful accounts to cover accounts receivable balances expected to be collected beyond 12 months from the balance sheet date. The slow-pay uncertainties arise from a number of factors, including the effects of revenue share arrangements, the extended time customers are talking to generate significant revenue under revenue share arrangements, and general technological changes in the industry.

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

When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. The Company has strong collection history in all categories above except category b), and generally does not believe that an allowance for doubtful accounts for these categories except category b) is necessary. For receivables in category b), when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, the Company records a specific reserve for bad debts to reduce the related receivable to the amount it believes to be collectable. The Company records a general allowance for doubtful collections for those accounts receivable considered to be slow paying, on the basis described above for accounts receivable balances of customers under category (b) above. There was an allowance of $6,155,000 and $6,055,000 for doubtful accounts at March 31, 2016 and December 31, 2015, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines that certain receivable will probably not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2016 and December 31, 2015, two customers accounted for 44% and 45%, respectively, of the accounts receivable balance.

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

Investment

Cost-based investments includes investments in companies for which we do not have the ability to exercise significant influence. The cost-based investments are analyzed for impairment based on current market and other factors relevant to the investments. No impairment was considered necessary as of March 31, 2016. As of March 31, 2016 and December 31, 2015, we had $18,000 of cost-based investments on our balance sheet.

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

During the three months ended March 31, 2016 and 2015, software development costs of $116,000 and $289,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the three months ended March 31, 2016 and 2015, the Company identified no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with a customer and that a delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

•	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

•	Revenues for user licenses purchased by customers are recognized when the user license is delivered.

•	Revenues for maintenance services are recognized over the period of delivery of the services.

•	Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

•	Revenues from Aishuo retail sales are recognized when the PSTN calls and texts are made by the end user.

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

During the three months ended March 31, 2016, $523,000 or 86% of the Company’s revenue was concentrated in the hands of one major customer. In the three months ended March 31, 2015 the equivalent amount was $500,000 or 67% of the revenue.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred. Advertising and promotion costs totaling $22,000 and $nil were incurred during the respective three months ended March 31, 2016 and 2015.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, costs related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company incurred research and development costs of $188,000 and $132,000 in the three months ended March 31, 2016 and 2015, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three month periods ended March 31, 2016 and 2015, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Issued Accounting Standards Not Yet Adopted

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

Recently Issued Accounting Standards Adopted

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost. Which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. For all periods presented in this Form 10-Q for the quarter ended March 31, 2016, unamortized debt issuance costs related to the Company’s convertible senior notes are reported as the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “other Assets” on the Consolidated Balance Sheets. As at December 31, 2015, the change in presentation resulted in a reduction of “other Assets” of $261,000 and a corresponding decrease in “Convertible Senior Notes” with no impact on the Company’s Consolidated Statements of operations.

Note 3.  Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd.(“Aishuo”) through various contractual arrangements in place. As a result of this control, one hundred percent of the operations, assets, liabilities and cash flows of Aishuo have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations of Aishuo are as follows: (in thousands)

	March 31	December 31
	2016	2015

Assets	$13	$43
Intercompany receivables/(payables)	(186)	(123)
Other liabilities	(28)	(60)
Revenue	60	56
Net Loss	(61)	(286)

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	March 31	December 31
	2016	2015

Equipment	$294	$291

Less accumulated depreciation	(211)	(195)

Property and equipment, net	$83	$96

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized straight line over the related asset’s pattern of economic benefit.(in thousands)

	March 31	December 31
	2016	2015

Horizon software	$18,589	$17,879
ZTEsoft Telecom software	470	469
Contractual relationships	885	885
	19,944	19,233
Less accumulated amortization	(10,216)	(9,410)

Intangible assets, net	$9,728	$9,823

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Long-term Debt

Long – term liabilities consist of the following (in thousands)

	March 31	December 31
	2016	2015

Equipment loan	$2	$5

Less current portion	(2)	(5)

Balance	$-	$-

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

Performance Warrants associated with the convertible debenture were potentially issuable and exercisable based on the Company’s annual reported subscriber numbers, twenty-four (24) months after December 22, 2014, as reflected in our 2014 Form 10-K. In the first quarter of 2016 the Company announced it has achieved the required number subscriber downloads and therefore the additional performance warrants are not issuable by the Company.

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

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 8.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	March 31	December 31
	2016	2015

Loans due to stockholders (current officers and directors)	$2,354	$2,354

At March 31, 2016, $2,354,000 of related party debt was outstanding and will mature on April 1, 2017, and is interest free.

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

Shares of Series A Preferred Stock are redeemable, at the option of the holders commencing any time after 12 months from and after the closing at a price equal to the original purchase price plus all accrued but unpaid dividends. In the event that the Company complete s a financing of $10 million or greater prior to maturity, the Series A Preferred Stock will be redeemed at a price equal to the original purchase price plus all accrued but unpaid dividends.

170,940 shares of Series A preferred stock are issued and outstanding as of March 31, 2016.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary One Horizon Group Plc is authorized to issue 50,000 shares of deferred stock, par value of £1. These shares are non-voting, non-participating  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the year ended December 31, 2015, on August 10, 2015, in connection with an Underwriting Agreement dated August 4, 2015 (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), the Company closed a firm commitment underwritten public offering of 1,714,286 shares of Common Stock, and warrants to purchase up to an aggregate of 857,143 shares of Common Stock at a combined offering price of $1.75 per share and accompanying warrants. Pursuant to the Underwriting Agreement, the Underwriters exercised an option to purchase 151,928 additional shares of Common Stock and 75,964 additional warrants. The Company allocated $2.5 million of the proceeds of the common stock and $0.8 million to the warrants to purchase common stock. This allocation was based on the relative fair value of each security on the date of issuance.

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

Stock Purchase Warrants

At March 31, 2016, the Company had reserved 3,294,716 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016
68,850	2.25	December 2018
403,786	3.00	December 2018
402,568	3.50	December 2018
857,143	2.50	August 2018
75,964	2.50	September 2018

During the three months ended March 31, 2016, 60,000 warrants were forfeited, no warrants issued and none exercised.

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

There are 3,000,000 shares of common stock available for granting awards under the plan. Each year, commencing 2014, until 2016, the number of shares of common stock available for granting awards shall be increased by the lesser of 1,000,000 shares of common stock and 5% of the total number of shares of common stock outstanding. On each of January 1, 2014, 2015 and 2016 the number of shares available for granting awards under the 2013 Equity Incentive Plan has been increased by 1,000,000 shares.

During the year ended December 31, 2014 the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, to January 15, 2024. During the year ended December 31, 2015 the Company issued options to purchase 564,000 shares of common stock under the 2013 Equity Incentive Plan. These options become fully vested on May 12, 2018 and are exercisable, at an exercise price of $1.09 per common share, to May 12, 2025.

A summary of the Company’s 2013 Equity Incentive Plan as of March 31, 2016, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2014	500,000	$4.54
Options issued	564,000	1.09
Options forfeited	(120,000)	4.54
Outstanding at December 31, 2015 and March 31, 2016	944,000	2.48

The grant date fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,576,000. This expense, less an estimated forfeiture rate of 30%, is being recognized over the 3 year vesting periods. The amount of $156,000 and $129,000 has been recognized during the three months ended March 31, 2016 and 2015, respectively. As at March 31, 2016 there was unrecognized compensation expense of approximately $567,000 to be recognized over the remaining vesting periods.

For the 2013 Equity Incentive Plan there were no options issued, exercised or forfeited during the three months ended March 31, 2016.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to employees, advisors, and consultants.

A summary of the Company’s other stock options as of March 31, 2016, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2013 and December 31, 2014	584,650	$0.53
Options issued	291,900	0.53
Options forfeited	(850)	0.51
Outstanding at December 31, 2015 and March 31, 2016	875,700	$0.53

The grant date fair value of the options issued, using the Black-Scholes option-pricing model, is estimated to be $255,000. This expense is being recognized over the 2 year vesting period. The amount of $32,000 and $nil has been recognized during the three months ended March 31, 2016 and 2015, respectively. As at March 31, 2016 there was unrecognized compensation expense of approximately $159,000 to be recognized over the remaining vesting period.

There were no options issued, exercised or forfeited during the three months ended March 31, 2016.

The following table summarizes stock options outstanding at March 31, 2016:

	Number Outstanding at March 31,	Average Remaining Contractual Life	Number Exercisable at March 31,	Intrinsic Value at March 31,
Exercise Price	2016	(Years)	2016	2016
$0.53	291,900	4.25	291,900	85,570
0.53	291,900	6.25	291,900	85,570
0.53	291,900	9.50	-	-
4.54	380,000	7.75	-	-
1.09	564,000	9.25	-	-

At March 31, 2016, 6,875,700 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

Note 11. Contractual Commitments

The Company incurred total rent expense of $16,000 and $21,000, respectively, for the three month periods ended March 31, 2016 and 2015.

Minimum contractual commitments, as of March 31, 2016, is as follows:

	Operating	Long-term
	leases	Financing

2016	$16,000	$2,000

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

Note 12. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo for the three months ended March 31, 2016 and 2015 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas:

	March 31	March 31
	2016	2015

China	$60,000	$4,000
Rest of Asia	$548,000	$214,000
Europe and Russia	$1,000	$1,000
The Americas	$0	$526,000
Total	$609,000	$745,000

Note 13. Subsequent Event

On March 2, 2016, the Company received a written alert from Nasdaq Listing Qualifications that our closing bid price for the last 30 consecutive days was less than $1.00 per share. As a result the Company is below the continued listing requirement to maintain a minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a). However, Nasdaq Listing Rule 581 (c) (3)(A) provides us a compliance period of 180 calendar days to regain compliance. If at any time during this 180 day period the closing bid price is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2015 and 2014  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The SmartPacket™ platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and battery usage required to transmit a smartphone VoIP call. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan 4G networks and on legacy 2G and 3G cellular networks. The following diagram shows the global penetration of mobile broadband and with the Company’s patented technology being one of the leading mobile VoIP solution for all mobile network types management believes that this represents a very large opportunity for future growth in sales.

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

In the second quarter of 2015 (the first quarter since the commercial launch of Aishuo) the Company recorded approximately $7,000 of revenue.  In the three month ending September 30, 2015, the revenue from Aishuo grew to approximately $16,000 for the quarter. In the three month ending December 31, 2015, the revenue from Aishuo grew to approximately $30,000 for the quarter. In the three month ending March 31, 2016, the revenue from Aishuo grew to approximately $60,000 for the quarter. The management expect this revenue to continue to increase as the Chinese user base continues its growth.

Aishuo sought to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of March 31, 2016, we had exceeded our 15 million two year target and grew to 17 million downloads of Aishuo smartphone app.

In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we delivered a data roaming VoIP solution with, Smart Communications, the Philippines' leading wireless service provider with an estimated 55 million prepaid subscribers. For the first time ever, prepaid subscribers that travel abroad are now able to call home on their operators' data roaming service free from roaming fees (http://smart.com.ph/smartroamer). The management expect this commercial rollout of an optimized data voice solution for roamers to drive further mobile operator interest in the Company’s products and to drive revenues from its rollout to Filipinos throughout 2016.

Research & Development

During the first three months of 2016, we spent approximately $116,000 on capitalizable research and development together with approximately $188,000 on expensed research and development.

During the three months ended March 31st 2016 we continued with our drive for innovation and our research and development teams brought us the software that allows our service to directly connect to an operators Unstructured Supplementary Service Data (USSD) service thereby allowing all mobile prepaid subscribers to add credit to their mobile account in a traditional way and then allowing this USSD top up to be applied to a mobile VoIP smartphone app, an industry first.

The expanded R&D team also delivered a cyber-secure VoIP service that leverages the low bandwidth benefits of Company’s patented technology to allow VoIP over the strongest security protocols on the Internet. By leveraging the power of Virtual Private Networks (VPN) native client on the smartphone the Company’s VoIP protocols work where other traditional VoIP solutions cannot due to call quality issues with high data consumption protocols. Customer trials commenced and management expect this platform to drive a new revenue stream for Cyber Secure VoIP.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2016	2015	Increase/ (decrease)	Percentage Change

Revenue	$609	$745	$(136)	(18.3)

Cost of revenue	538	573	(35)	(6.1)

Gross margin	71	172	(101)	(58.7)

Operating expenses:

General and administrative	964	953	11	1.2
Depreciation	15	20	(5)	(25.0)
Research and development	188	135	53	39.2

Total operating expenses	1,167	1,108	59	5.3

Loss from operations	(1,096)	(936)	(160)	(17.1)

Other expense	(173)	(2)	(171)	(855.0)
Loss before income taxes	(1,269)	(938)	(331)	(35.3)

Income taxes (recovery)	(11)	-	(11)	N/A
Net Loss for period	(1,258)	(938)	(320)	(34.1)

Revenue: Our revenue for the three months ended March 31, 2016 was approximately $609,000 as compared to approximately $745,000 for the three months ended March 31, 2015, a decrease of roughly $136,000, or 18.3%.  The decrease in revenue a lost due to Business to Business (“B2B”) sales involving hardware and some consultancy in the three months ended March 31, 2015 not repeated in the same period in 2016. The Business to Customer (“B2C”) revenue through the Aishuo continued to grow in the three months ended March 31, 2016 when compared to both the three months ended December 31, 2015 as well as the three months ended March 31, 2015. The downloads of the Aishuo App continues to grew strongly. It has greatly increased our exposure and overall recognition which allows us to take market share and acquire customers in what the Company believes will be an increasingly competitive user marketplace. During the quarter ended March 31, 2016, revenue generated by Aishuo grew to $60,000 approximately, as compared to $30,000 approximately in the previous quarter. The management expects further growth in this sector of revenue.

The Business to Business ("B2B") business continues but no new global exchanges were sold in the quarter. We have converted most of the B2B partnership into a revenue share basis and are starting to see some payments from these operating companies. For customers with existing accounts receivable balances, revenue share basis payments are first applied to reduce their receivable balance before additional revenue is recorded.  The strategic shift being executed by the Company is in-line with longer term development goals and management believes it will position the Company for a greater long-term shareholder value creation.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $26,000 or 0.04% of sales for the three months ended March 31, 2016, compared to cost of revenue of $61,000 or 8.18% of sales for the three months ended March 31, 2015. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold, PSTN breakout and system network changes incurred. The reduction in cost of revenue amounted to $35,000 in the three months ended March 31, 2016 compared to the same period in 2015. This reduction arose due to the fall in sales of ancillary hardware and the consequential reduction in the costs of hardware related thereto.

Gross Profit: Gross profit excluding amortization of software development costs, for the three months ended March 31, 2016 was approximately $583,000 as compared to $684,000 for the three months ended March 31, 2015, a decrease of approximately 14.8%. This fall in gross profit arose due to the reduction in revenue reported above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $1,167 million and $1,108 million during the three months ended March 31, 2016 and 2015, respectively.  Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the three months ended March 31, 2016 was approximately $1,258,000 as compared to net loss of approximately $938,000 for the same period in 2015. The increase was partly due to reduction in revenue mentioned above together with additional research and development expensed. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in China and also elsewhere in the world.

Liquidity and Capital Resources

Three Months Ended March 31, 2016 and March 31, 2015

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2016	2015
Net cash used in operating activities	(121)	(577)
Net cash used in investing activities	(118)	(289)
Net cash provided by (used in) financing activities	(28)	(407)

Net cash used in operating activities was approximately $121,000 for the three months ended March 31, 2016 as compared to net cash used in operating activities of approximately $577,000 for the same period in 2015. The decrease in cash used in operations was primarily due to the increase in cash collected from customers during the three months ended March 31, 2016 as compared to the same period in 2015.

Net cash used in investing activities was approximately $118,000 and $289,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash used in financing activities was approximately $28,000 for the three months ended March 31, 2016 as compared to net cash used in financing activities of $407,000 for the three months ended March 31, 2015. Cash used by financing activities in the three months ended March 31, 2016 was primarily due to the payment of preferred dividends. Cash used in financing activities in the three months ended March 31, 2015 was primarily due to the repayment of long term debt and net repayments to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

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

ONE HORIZON GROUP, INC.

Date: May 13, 2016	By:	/s/ Brian Collins
Brian Collins
President, Chief Executive Officer
and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director

