Form 10-K/A
period 2015-12-31
One Horizon Group, Inc.
filed 2016-07-22
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 amends the Annual Report on Form 10-K of One Horizon Group, Inc.(the “Company”) for the twelve-month period ended December 31, 2015 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2016 and amended on April 20, 2016, for the sole purpose of including an Exhibit 23.1 auditor’s consent with respect to the Company’s audited financial statements for the period ended December 31, 2015.

Unless otherwise stated, all information contained in this amendment is as of March 30, 2015, the filing date of the Original Form 10-K. Except as stated herein, this Amendment No. 2 does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original Form 10-K other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

5

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Title of Document	Location
Item 2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

Item 3	Articles of Incorporation and Bylaws

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3. 2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3. 3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3. 4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit
Number	Title of Document	Location
Item 10	Material Contracts

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.6	Common Stock Purchase Warrant dated May 1, 2013 Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.12	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.13	Form of Class B Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.14	Form of Class A Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.15	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.16	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.17	Form of Convertible Debenture	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.18	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.19	Form of Amended and Restated Class C Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.20	Form of Amended and Restated Class D Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.21	Form of Amended and Restated Performance Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.22	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.23	Indemnification Agreement between the Company and Brian Collins	Previously filed with the Original Form 10-K

10.24	Indemnification Agreement between the Company and Martin Ward dated	Previously filed with the Original Form 10-K

23.1	Consent of Peterson Sullivan LLP	Filed herein

Exhibit
Number	Title of Document	Location
Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

14.2	Insider Trading Policy	Incorporated by reference from the Registration Statement on Form S-1 filed February 5, 2015

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herein

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herein

Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein

101.INS	XBRL Instance Document.	Filed herein

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: July 22, 2016	By:	/s/ Brian Collins
Brian Collins
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 22, 2016

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

March 30, 2016

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

