Form 10-Q
period 2016-06-30
One Horizon Group, Inc.
filed 2016-08-09
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 03, 2016, 35,290,423 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current assets:
Cash	$932	$1,772
Accounts receivable (net),	2,963	3,560
Other assets	657	402
Total current assets	4,552	5,734

Property and equipment, net	68	96
Intangible assets, net	9,168	9,823
Investment	18	18

Total assets	$13,806	$15,671

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$174	$223
Accrued expenses	186	220
Accrued compensation	99	18
Income taxes	90	90
Current portion of long-term debt	-	5
Total current liabilities	549	556

Long-term liabilities

Amount due to related parties	2,343	2,354
Convertible debenture	2,852	2,636
Deferred income taxes	193	215
Mandatorily redeemable preferred shares	74	73
Total liabilities	6,011	5,834

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares (December 2015 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 35,347,283 shares (December 2015 - 35,147,283)	3	3
Additional paid-in capital	36,580	36,070

Retained Earnings (Deficit)	(28,927)	(26,201)
Accumulated other comprehensive income	138	(36)
Total One Horizon Group, Inc., stockholders' equity	7,795	9,837

Total liabilities and equity	$13,806	$15,671

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

(in thousands, except per share data)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Revenue	$366	$108	$975	$853

Cost of revenue - Hardware, calls and network charges	49	47	75	108
- Amortization of software development costs	493	580	1,005	1,092
	542	627	1,080	1,200

Gross margin	(176)	(519)	(105)	(347)

Expenses:
General and administrative	878	569	1,842	1,492
Depreciation	15	16	30	36
Research and development	186	160	374	322
	1,079	745	2,246	1,850

Loss from operations	(1,255)	(1,264)	(2,351)	(2,197)

Other income and expense:
Interest expense	(176)	(284)	(356)	(374)
Interest expense - related parties	-	-	-	(1)
Foreign exchange	2	(76)	9	9
Interest income	-	-	-	1
	(174)	(360)	(347)	(365)

Loss before income taxes	(1,429)	(1,624)	(2,698)	(2,562)

Income taxes (recovery) – deferred	(11)	(45)	(22)	(45)

Net loss for the period	(1,418)	(1,579)	(2,676)	(2,517)

Net income (loss) attributable to the non-controlling interest	-	(31)	-	(36)

Net Income (Loss) for the period attributable to One Horizon Group, Inc.	(1,418)	(1,548)	(2,676)	(2,481)

Less: Preferred Dividends	(25)	(25)	(50)	(50)

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,443)	$(1,573)	$(2,726)	$(2,531)

Earnings per share attributable to One Horizon Group, Inc. stockholders

Basic net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.07)

Diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.07)

Weighted average number of shares outstanding
Basic and diluted	35,185	33,281	35,165	33,281

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2016 and 2015

(in thousands)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(1,418)	$(1,579)	$(2,676)	$(2,517)
Other comprehensive income:
Foreign currency translation adjustment gain	546	624	174	643
Comprehensive income (loss)	(872)	(955)	(2,502)	(1,874)

Comprehensive income (loss) attributable to the non-controlling interest	-	(31)	-	(36)

Total comprehensive income (loss)	$(872)	$(924)	$(2,502)	$(1,838)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Consolidated Statement of Equity

For the six months ended June 30, 2016

(in thousands)

(unaudited)

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total Equity

Balance December 31, 2015	171	$1	35,148	$3	$36,070	$(26,201)	$(36)	$9,837

Net income (loss)						(2,676)		(2,676)
Foreign currency translations							174	174
Preferred dividends						(50)		(50)

Amortization of deferred compensation

Issuance of common shares for services			200		134			134

Options issued for services					376			376

Costs to raising of share issuance

Balance June 30, 2016	171	$1	35,348	$3	$36,580	$(28,927)	$138	$7,795

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(in thousands)

(unaudited)

	2016	2015
Cash provided by (used in) operating activities:

Operating activities:
Net loss for the period	$(2,676)	$(2,481)

Adjustment to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	30	36
Amortization of intangible assets	1,005	1,092
Increase in allowance for doubtful accounts	200	-
Amortization of debt issue costs	66	66
Amortization of beneficial conversion feature	50	51
Amortization of debt discount	100	99
Amortization of deferred compensation	-	107
Amortization of shares issued for services	4	-
Options issued for services	376	279
Net income (loss) attributable to non-controlling interest	-	(36)
Changes in operating assets and liabilities:
Accounts receivable	397	168
Other assets	(125)	7
Accounts payable and accrued expenses	(2)	(370)
Deferred income taxes	(22)	(45)

Net cash provided by (used in) operating activities	(597)	(1,027)

Cash used in investing activities:

Acquisition of intangible assets	(207)	(560)
Acquisition of property and equipment	(4)	(1)
Proceeds from disposition of property and equipment	-	32

Net cash (used in) investing activities	(211)	(529)

Cash provided by (used in) financing activities:

Increase (decrease) in long-term borrowing, net	(5)	(171)
Advances from (repayments to) related parties, net	(11)	(610)
Dividends paid	(50)	(50)

Net cash provided by (used in) financing activities	(66)	(831)

Increase (decrease) in cash during the period	(874)	(2,387)
Foreign exchange effect on cash	34	85

Cash at beginning of the period	1,772	3,172

Cash at end of the period	$932	$870

See accompanying notes to condensed consolidated financial statements.

8

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2016 and 2015

(in thousands)

(unaudited)

Supplementary Information:

	2016	2015

Interest paid	$69	$76
Income taxes paid	-	-

Non-cash transactions:
Common stock issued for services to be provided	$134	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. In addition, the Company either sells related user licenses and software maintenance services to or enters into revenue sharing agreements with telecommunication companies. Horizon, through its Chinese company Suzhou Aishuo Network Information Co. Ltd. provides the Aishuo App to end user customer through App stores based in China. Our Aishuo customers purchase call credits for Public Service Telephone Network (PSTN) access using a variety of Chinese on-line payment services including Union Pay and Apple Pay.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (“HNT”). In addition, included in the condensed consolidated financial statements for the three and six months ended June 30, 2016, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements (Note 3).

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. The categories of sales and receivables and their terms of payment are as follows:

a)	Master License Agreement (“Agreement”) deposits – Deposits are payable in accordance with the terms of the Agreement. Payment terms may vary from Agreement to Agreement, with payment due between 30 days to 9 months from the execution of an Agreement.

b)	Software consultancy and hardware fees – The terms of payment are fixed terms, with payment due within stated terms, normally 30 days from the date of the invoice.

c)	Maintenance and operational fees and end user licenses fees– Payments vary from customer to customer. For customers who have not entered into a revenue share agreement, the terms of payment are fixed and payment is due within stated terms, normally 30 days from the date of the invoice. For customers who have entered into a revenue share agreement, the Company will receive an agreed proportion of a customer’s revenue from the customer's operation of the Horizon service. The proportion of a customer's revenue received is used to pay the receivable balance until the balance is paid.

The revenue share agreement was introduced in October 2014, and at that time the Company reported that it had converted a significant number of its customers to a revenue share basis of collection. Accounts receivable balances from certain customers arose from revenue recognised prior to September 30, 2014 (prior revenue was recognized in accordance with revenue recognition policies in place at that time - see Revenue Recognition note). Those revenue share arrangements changed the basis under which the customers would pay their existing balances, as described, effective starting as early as October 1, 2014.

At December 31, 2015 a significant portion of those receivables that will be paid under the revenue share agreement remained uncollected. Considering the effects of the revenue share arrangements on collection of accounts receivable and the timing of those collections, along with other factors, management estimated the amount of existing accounts receivable they expect to collect within 12 months of the balance sheet date from those customers operating under revenue share arrangements. The portion of the receivable balance expected to be collected in more than 12 months was considered a non-current receivable. The Company maintains its opinion that current and non-current accounts receivable continue to be due from their customers. Further, management is of the opinion that its customers are contractually obligated to pay the full amount due as provided under the Master License Agreements executed by each of its customers.

At December 31, 2015, management believed there was general uncertainty in the collection of those balances considered long-term and increased the general provision for doubtful accounts by $5.7 million to cover those balances. The slow-pay uncertainties arise from a number of factors, including the effects of revenue share arrangements, the extended time customers are talking to generate significant revenue under revenue share arrangements, and general technological changes in the industry.

At June 30, 2016, due to continuing uncertainty in the timing of collections of amounts due from certain customers, management reassessed the collectability of its accounts receivable balances and has decided to write off balances where there is significant uncertainty over the timing of the collection against the allowance previously recorded.

As a result of the management decision the amount of the gross accounts receivable has been reduced by $6.0 million and the allowance for doubtful accounts has been similarly reduced. As at June 30, 2016 the remaining allowance for doubtful accounts is at $238,000 of which $200,000 has been provided in 2016.

For any future collections of amounts written off, the Company will account for those as recoveries of written-off receivables, and will include those amounts in other income (non-operating income).

The Company has strong collection history in category a) and category b) and generally does not believe that an allowance for doubtful accounts for these categories is necessary. For accounts receivable in category c) the Company records an allowance for doubtful accounts for the receivable balance that is expected to be collected under revenue share arrangements in more than 12 months. There was an allowance of $238,000 and $6,055,000 for doubtful accounts at June 30, 2016 and December 31, 2015, respectively. Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines that certain receivable will probably not be recovered.

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

During the six months ended June 30, 2016 and 2015, software development costs of $207,000 and $560,000, respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the six months ended June 30, 2016 and 2015, the Company identified no impairment losses related to the Company’s long-lived assets.

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

14

●

Effective October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Hosted services are offered to customers on revenue share arrangements whereby the Company can provide fully terminated services and sells vouchers for minutes which can be resold by the customer. Sales for this service are recognized when the supply is made and the invoice raised.

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

During the three months ended June 30, 2016, $272,000 or 74% of the Company’s revenue was concentrated in the hands of one major customer. In the three months ended June 30, 2015 the equivalent amount was $35,000 or 32% of the revenue. During the six months ended June 30, 2016, $795,000 or 81% of the Company’s revenue was concentrated in the hands of one major customer. In the six months ended June 30, 2015, $500,000 or 59% of the Company’s revenue was concentrated in the hands of one major customer

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  Advertising costs incurred during the six month periods ended June 30, 2016 and 2015 were $39,000 and $nil respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, costs related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company expensed research and development costs in the six month period ended June 30, 2016 and 2015 of $374,000 and $322,000 respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and six month periods ended June 30, 2016 and 2015, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Issued Accounting Standards Adopted

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015. During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. As at June 30, 2016, unamortized debt issuance costs related to the Company’s convertible senior notes are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “other Assets” on the Consolidated Balance Sheets. As at December 31, 2015, the change in presentation resulted in a reduction of “other Assets” of $261,000 and a corresponding decrease in “Convertible Senior Notes” with no impact on the Company’s Consolidated Statement of Operations.

Note 3. Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd.(“Aishuo”) through various contractual arrangements. As a result of this control, one hundred percent of the operations, assets, liabilities and cash flows of Aishuo have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations of Aishuo are as follows: (in thousands)

	June 30	December 31
	2016	2015

Assets	$11	$43
Intercompany receivables/(payables)	(261)	(123)
Other liabilities	(39)	(60)
Revenue	134	56
Net Loss	(154)	(286)

Note 4.  Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	June 30	December 31
	2016	2015

Equipment	$289	$291

Less accumulated depreciation	(221)	(195)

Property and equipment, net	$68	$96

Note 5.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.(in thousands)

	June 30	December 31
	2016	2015

Horizon software	$18,381	$17,879
ZTEsoft Telecom software	457	469
Contractual relationships	885	885
	19,723	19,233
Less accumulated amortization	(10,555)	(9,410)

Intangible assets, net	$9,168	$9,823

Amortization of intangible assets for each of the next five years is estimated to be $2,000,000 per year

Note 6.  Convertible Debenture

In December 22, 2014 the Company closed a private placement with gross proceeds of $3,500,000 under Regulation S whereby we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of common stock, Class C warrant to purchase 388,889 shares of common stock, Class D warrant to purchase 388,8889 shares of common stock and the potential for performance warrants.

The unsecured convertible debenture is for a term of three years from date of issue and has an interest rate of 8% per annum, payable quarterly in arrears in either cash, shares of common stock or a combination of cash and shares of common stock. The Company has the right to repurchase the convertible debenture upon notice at any time after the first twelve months.

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

Proceeds received in 2014 from the convertible debentures were allocated between the convertible debenture and warrants based on their relative fair values. The resulting discount for the warrants is amortized using the effective interest method over the life of the debentures. The relative fair value of Class C and Class D warrants resulted in a discount of $598,500 at the date of issuance. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible debentures was determined to result in a beneficial conversion feature. The beneficial conversion feature has a relative fair value of $302,994 at the date of issuance and is being amortized over the life of the convertible debenture. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debentures. The amortization of the debt discount is included in interest expense in the consolidated statement of operations.

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 7.  Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	June 30	December 31
	2016	2015

Loans due to stockholders (current officers and directors)	$2,343	$2,354

At June 30, 2016, $2,343,000 of related party debt was outstanding and will mature on April 1, 2017, which is unsecured and is interest free.

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

170,940 shares of Series A preferred stock are issued and outstanding as of June 30, 2016.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1. These shares are non-voting, non-participating, redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the six months ended June 30, 2016 the Company issued 200,000 shares of common stock for services to be provided with a fair value of $133,960.

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

Stock Purchase Warrants

At June 30, 2016, the Company had reserved 3,233,746 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
100,000	4.00	July 2016

68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018

857,143	2.50	August 2018
75,964	2.50	September 2018

During the six months ended June 30, 2016 60,000 warrants were forfeited, no warrants issued and none exercised.

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

There are 3,000,000 shares of common stock available for granting awards under the plan. Each year, commencing 2014 until 2016, the number of shares of common stock available for granting awards shall be increased by the lesser of 1,000,000 shares of common stock and 5% of the total number of shares of common stock outstanding. On January 1, 2014, 2015 and 2016 the number of shares available for granting awards under the 2013 Equity Incentive Plan was increased by 1,000,000 shares.

During the year ended December 31, 2014, the Company issued options to purchase 500,000 shares of common stock under the 2013 Equity Incentive Plan. The options become fully vested on January 15, 2017 and are exercisable, at an exercise price of $4.54 per common share, until January 15, 2024.

During the year ended December 31, 2015, the Company issued options to purchase 564,000 shares of common stock under the 2013 Equity Incentive Plan.  The fair value of the options issued, using the Black-Scholes option pricing model is estimated to be $370,000 prior to a point that forfeiture rate has been applied.  The options have an exercise price of $1.09 and vest over three years.

There have been no options issued in the six months ended June 30, 2016

A summary of the Company’s 2013 Equity Incentive Plan as of June 30, 2016, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2014	500,000	$4.54
Options issued	564,000	1.09
Options forfeited	(120,000)	4.54
Outstanding at December 31, 2015 and June 30, 2016	944,000	2.48

The fair value of these options, using the Black-Scholes option-pricing model, is estimated to be $2,576,000. This expense, less an estimated forfeiture rate of 30%, will be recognized over the three year vesting periods. The amount of $312,000 and $279,000 has been recognized during the six months ended June 30, 2016 and 2015, respectively. As at June 30, 2016 there was unrecognized compensation expense of approximately $411,000 to be recognized over the remaining vesting periods.

For the 2013 Equity Incentive Plan there were no options issued, exercised or forfeited during the six months ended June 30, 2016.

Prior to the 2013 Equity Incentive Plan the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of June 30, 2016, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2014	584,650	$0.53
Options issued	291,900	0.53
Options forfeited	(850)	0.51
Outstanding at December 31, 2015 and June 30, 2016	875.700	$0.53

The grant date fair value of the options issued, using the Black-Scholes option-pricing model, is estimated to be $255,000. This expense is being recognized over the 2 year vesting period. The amount of $64,000 and $nil has been recognized during the six months ended June 30, 2016 and 2015, respectively. As at June 30, 2016 there was unrecognized compensation expense of approximately $127,000 to be recognized over the remaining vesting period.

There were no options issued, exercised or forfeited during the six months ended June 30, 2016.

The following table summarizes stock options outstanding at June 30, 2016:

	Number Outstanding at June 30,	Average Remaining Contractual Life	Number Exercisable at June 30,	Intrinsic Value at June 30,
Exercise Price	2016	(Years)	2016	2016
$0.53	291,900	4.00	291,900	67,137
0.53	291,900	6.00	291,900	67,137
0.53	291,900	9.25	-	-
4.54	380,000	7.50	-	-
1.09	564,000	9.00	-	-

At June 30, 2016, 6,875,700 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Note 10.  Commitments and Contingencies

Contractual Commitments

The Company incurred total rent expense of $33,000 and $28,000, respectively, for the six month periods ended June 30, 2016 and 2015.

Minimum contractual commitments, as of June 30, 2016, is as follows:

Operating
leases

2016	4,000

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

Note 11. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo. For the three and six months ended June 30, 2016 and 2015 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas: (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

China	$74,000	$4,000	$134,000	$7,000

Rest of Asia	$275,000	$86,000	$823,000	$270,000

Europe and Russia	$10,000	$7,000	$11,000	$7,000

The Americas	$7,000	$11,000	$7,000	$569,000

Total	$366,000	$108,000	$975,000	$853,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2015 and 2014, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

One Horizon Group, Inc. and its Subsidiaries (the “Company”) is the inventor of the patented SmartPacketTM Voice over Internet Protocol (“VoIP”) platform. Our software is designed to capitalize on numerous industry trends, including the rapid adoption of smartphones, the adoption of cloud based Internet services, the migration towards all IP voice networks and the expansion of enterprise bring-your-own- device to work programs.

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

The SmartPacketTM platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and battery usage required to transmit a smartphone VoIP call. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan 4G networks and on legacy 2G and 3G cellular networks. The following diagram (source GSMA Intelligence, GSMA Mobile Economy 2016) shows the global penetration of mobile broadband and with the Company’s patented technology being one of the leading mobile VoIP solution for all mobile network types management believes that this represents a very large opportunity for future growth in sales.

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

Based on the SmartPacketTM solution, the Company is the sole owner and operator its own branded retail smartphone VoIP, messaging and advertising service in the People’s Republic of China called AishuoTM; Since its inception in the second quarter of 2015 Aishuo has been downloaded over 37 million times and has doubled its revenues for the first 4 quarters of operations and increased again in this quarter. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a free VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

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

Since the commercial launch of Aishuo in early 2015 the Company has recorded continual growth in revenue generated in every quarter. In the three months ended June 30, 2016 the revenue totaled $74,000 which compared to $60,000 recorded in the three months ended March 31, 2016 and $7,000 recorded in the three months ended June 30, 2015. The management expects this revenue to continue to increase as the Chinese user base continues its growth.

Aishuo sought to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of June 30, 2016, we had exceeded our two year target of 15 million and in July 2016 had grown to 37 million downloads of Aishuo smartphone app.

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

During this quarter we expanded our sales team with staff that speak Arabic, Hindi and Urdu in order to target mobile operators in Middle East and North Africa.

Research & Development

During the six months to June 30th, 2016, we spent approximately $207,000 on capitalizable research and development together with approximately $374,000 on expensed research and development.

During the six months to June 30th, 2016, we continued with our drive for innovation and our research and development teams brought us software that allows our customer to offer call and messaging Bundles. This is a common feature for SIM cards and popular with mobile subscribers whereby the user pre purchases bulk minutes at a lower per minute rate that when they pay for a call minute by minute. The Company now offers such innovations to its subscribers right inside the operators’ smartphone app supplied to Company thereby driving up the operator’s revenue per user.

During the six months to June 30th, 2016, we also continued our R&D Effort that allows our service to directly connect to an operators Unstructured Supplementary Service Data (USSD) service thereby allowing all mobile prepaid subscribers to add credit to their mobile account in a traditional way and then allowing this USSD top up to be applied to a mobile VoIP smartphone app, an industry first.

The R&D team also delivered a cyber-secure VoIP service that leverages the low bandwidth benefits of Company’s patented technology to allow VoIP over the strongest security protocols on the Internet. By leveraging the power of Virtual Private Networks (VPN) native client on the smartphone the Company’s VoIP protocols work where other traditional VoIP solutions cannot due to call quality issues with high data consumption protocols. Customer trials commenced and management expect this platform to drive a new revenue stream for Cyber Secure VoIP.

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2016	2015	Increase/ (decrease)	Percentage Change

Revenue	$366	$108	$258	238.8

Cost of revenue	542	627	(85)	(13.6)

Gross margin	(176)	(519)	343	(66.1)

Operating expenses:

General and administrative	878	569	309	54.3
Depreciation	15	16	(1)	(6.3)
Research and development	186	160	26	16.3

Total operating expenses	1,079	745	334	44.8

Loss from operations	(1,255)	(1,264)	(9)	(1.0)

Other expense	(174)	(360)	(186)	(51.7)
Loss before income taxes	(1,429)	(1,624)	(195)	(12.0)

Income taxes (recovery)	(11)	(45)	(34)	(75.5)
Net Loss for period	(1,418)	(1,579)	(161)	(10.1)

Net loss attributable to non-controlling interest	-	(31)	(31)	(100.0)

Net loss attributable to One Horizon Group, Inc.	(1,418)	(1,548)	(130)	(8.3)

Revenue: Our revenue for the three months ended June 30, 2016 was approximately $366,000 as compared to approximately $108,000 for the three months ended June 30, 2015, an increase of approximately $258,000, or 238.8%. The increase was primarily due to the growth in the business in the B2C business in China and the B2B business in the rest of Asia. The management believes further growth in both sectors of revenue and particularly the B2B sector with the launch of “Roam Like Home” software for Telecommunication companies will occur.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $49,000 or 13.3% of sales for the three months ended June 30, 2016, compared to cost of revenue of $47,000 or 43.5% of sales for the three months ended June 30, 2015. Our cost of sales excluding amortization of software development costs, is composed of the cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges.   The small increase in cost during the three months ended June 30, 2016, when compared to the same period in 2015 is due to the increase in the number PSTN calls made on the Aishuo and Horizon Globex networks.

Gross Profit: Gross profit (excluding the Amortization of software development costs) for the three months ended June 30, 2016 was approximately $317,000 as compared to $61,000 for the three months ended June 30, 2015, an increase of approximately 419.7%. The significant increase was mainly due to the increased revenue as set forth above herein. Moving forward, management expects that gross margin will begin to increase with the growth of our business in both sectors of the Company.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $1,079,000 and $745,000 during the three months ended June 30, 2016 and 2015, respectively.  The increase of $334,000 or 44.8% was primarily due to additional research and development costs expensed and other non cash items expensed in General and administrative costs. The management does not expect this level of increase to occur in the foreseeable future.

Loss before taxes:  Loss before taxes for the three months ended June 30, 2016 was approximately $1,429,000 as compared to net loss of approximately $1,624,000 for the same period in 2015. The decrease in loss was primarily due to an increase in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in Asia and also elsewhere in the world.

Comparison of six months ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2016	2015	Increase/ (decrease)	Percentage Change

Revenue	$975	$853	$122	14.3

Cost of revenue	1,080	1,200	(120)	(10.0)

Gross margin	(105)	(347)	242	69.7

Operating expenses:

General and administrative	1,842	1,492	350	23.4
Depreciation	30	36	(6)	(16.7)
Research and development	374	322	52	16.1

Total operating expenses	2,246	1,850	396	21.4

Loss from operations	(2,351)	(2,197)	(154)	(7.0)

Other income (expense)	(347)	(365)	18	4.9
Income (Loss) before income taxes	(2,698)	(2,562)	(136)	(5.3)

Income taxes (recovery)	(22)	(45)	(23)	(51.1)
Net Loss for period	(2,676)	(2,517)	(159)	(6.3)

Net loss attributable to non-controlling interest	-	(36)	36	N/A

Net loss attributable to One Horizon Group, Inc.	(2,676)	(2,481)	(195)	(7.8)

Revenue: Our revenue for the six months ended June 30, 2016 was approximately $975,000 as compared to approximately $853,000 for the six months ended June 30, 2015, an increase of approximately $122,000, or 14.3%. The increase was primarily due to the increase in B2C revenue in China together with the additional software revenue achieved in the rest of Asia. The management expects further growth in both sectors of revenue and particularly the B2B sector with the launch of “Roam Like Home” software for Telecommunication companies

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $75,000 or 7.7% of sales for the six months ended June 30, 2016, compared to cost of revenue of $108,000 or 12.7% of sales for the six months ended June 30, 2015. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges.   The decrease in cost during the six months ended June 30, 2016, when compared to the same period in 2015 is due sales in 2015 of hardware which has not occurred in the same period in 2016 and the cost of the hardware associated with those sales.

Gross Profit: Gross profit (excluding the Amortization of software development costs) for the six months ended June 30, 2016 was approximately $900,000 as compared to $745,000 for the six months ended June 30, 2015, an increase of approximately $155,000 or 20.8%. The increase was mainly due to the increased revenue as set forth above herein. Moving forward, management expects that gross margin will begin to increase with the growth of our business in both sectors of the Company.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $2.2 million and $1.9 million during the six months ended June 30, 2016 and 2015, respectively.  The increase of approximately $0.3 million or 21.4% was primarily due to additional research and development costs expensed and other non cash items expensed in General and administrative costs. The management does not expect this level of increase to occur in the foreseeable future.

Net Loss: Net Loss for the nine months ended June 30, 2016 was approximately $2.7 million as compared to loss of approximately $2.5 million for the same period in 2015. The increase in loss was primarily due to the increase in operating expenditure less the increase in revenue mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in Asia and also elsewhere in the world

Liquidity and Capital Resources

Six Months Ended June 30, 2016 and June 30, 2015

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2016	2015
Net cash provided by (used in) operating activities	(597)	(1,027)
Net cash (used in) investing activities	(211)	(529)
Net cash (used in) financing activities	(66)	(831)

Net cash used in operating activities was approximately $597,000 for the six months ended June 30, 2016 as compared to net cash used in operating activities of approximately $1,027,000 for the same period in 2015. The decrease in cash used in operations was primarily due to the increase in cash generated from revenue during the six months ended June 30, 2016 as compared to the same period in 2015.

Net cash used in investing activities was approximately $211,000 and $529,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash used in financing activities was $66,000 for the six months ended June 30, 2016 as compared to net cash used in financing activities of $831,000 for the six months ended June 30, 2015. Cash used in financing activities in 2016 and 2015 was primarily due to the repayment of long term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

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

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, as one of our continuous methods to remediate the material weakness identified in connection with the evaluation of disclosure controls and procedures as of December 31, 2015, we have engaged an external US GAAP consultant to advise the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: August 9th, 2016	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director

