Form 10-Q
period 2016-09-30
One Horizon Group, Inc.
filed 2016-11-09
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 7, 2016, 35,809,348 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets

Current assets:
Cash	$304	$1,772
Accounts receivable, net	3,037	3,560
Other assets	499	402
Total current assets	3,840	5,734

Property and equipment, net	58	96
Intangible assets, net	8,877	9,823
Investment	18	18

Total assets	$12,793	$15,671

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$202	$223
Accrued expenses	172	220
Accrued compensation	185	18
Income taxes	90	90
Current portion of long-term debt	-	5
Total current liabilities	649	556

Long-term liabilities

Amount due to related parties	2,343	2,354
Convertible debenture	2,960	2,636
Deferred income taxes	183	215
Mandatorily redeemable preferred shares	72	73
Total liabilities	6,207	5,834

Stockholders’ equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares	1	1
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 35,545,696 shares (December 2015 - 35,147,283)	3	3
Additional paid-in capital	36,892	36,070

Retained Earnings (Deficit)	(30,420)	(26,201)
Accumulated other comprehensive income	110	(36)
Total stockholders' equity	6,586	9,837

Total liabilities and equity	$12,793	$15,671

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(in thousands, except per share data)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenue	$287	$319	$1,262	$1,172

Cost of revenue - Hardware, calls and network charges	12	-	87	108
- Amortization of software development costs	513	483	1,518	1,575
	525	483	1,605	1,683

Gross margin	(238)	(164)	(343)	(511)

Expenses:
General and administrative	881	1,182	2,723	2,674
Depreciation	15	16	45	52
Research and development	191	144	565	466
	1,087	1,342	3,333	3,192

Loss from operations	(1,325)	(1,506)	(3,676)	(3,703)

Other income and expense:
Interest expense	(178)	(178)	(534)	(552)

Foreign exchange	-	67	9	76

	(178)	(111)	(525)	(476)

Loss before income taxes	(1,503)	(1,617)	(4,201)	(4,179)

Income taxes (recovery) – deferred	(10)	(-)	(32)	(45)

Net loss for the period	(1,493)	(1,617)	(4,169)	(4,134)

Net loss attributable to the non-controlling interest	-	(14)	-	(50)

Net loss for the period attributable to One Horizon Group, Inc.	(1,493)	(1,603)	(4,169)	(4,084)

Less: Preferred Dividends	(-)	(25)	(50)	(75)

Net loss attributable to common stockholders	$(1,493)	$(1,628)	$(4,219)	$(4,159)

Earnings per share attributable to One Horizon Group, Inc. stockholders

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.12)	$(0.12)

Weighted average number of shares (in thousands) outstanding
Basic and diluted	35,185	34,628	35,166	33,608

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015

(in thousands)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Net loss	$(1,493)	$(1,617)	$(4,169)	$(4,134)
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	320	(450)	146	193
Comprehensive loss	(1,173)	(2,067)	(4,023)	(3,941)

Comprehensive loss attributable to the non-controlling interest	-	(14)	-	(50)

Total comprehensive loss	$(1,173)	$(2,053)	$(4,023)	$(3,891)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Consolidated Statement of Equity

For the nine months ended September 30, 2016

(in thousands)

(unaudited)

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Comprehensive Income (Loss)	Total Equity

Balance December 31, 2015	171	$1	35,148	$3	$36,070	$(26,201)	$(36)	$9,837

Net loss						(4,169)		(4,169)
Foreign currency translations							146	146
Preferred dividends						(50)		(50)

Issuance of common stock for cash			198		125			125

Issuance of common shares for services			200		134			134

Options issued for services					563			563

Balance September 30, 2016	171	$1	35,546	$3	$36,892	$(30,420)	$110	$6,586

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(in thousands)

(unaudited)

	2016	2015

Operating activities:
Net loss	$(4,169)	$(4,084)

Adjustment to reconcile net loss to net cash flows from operating activities:
Depreciation of property and equipment	45	52
Amortization of intangible assets	1,518	1,575
Increase in allowance for doubtful accounts	300	200
Amortization of debt issue costs	99	99
Amortization of beneficial conversion feature	75	76
Amortization of debt discount	150	150
Amortization of deferred compensation	-	161
Amortization of shares issued for services	25	-
Options issued for services	563	462
Net loss attributable to non-controlling interest	-	(50)
Changes in operating assets and liabilities:
Accounts receivable	223	(66)
Other assets	12	89
Accounts payable and accrued expenses	98	(349)
Deferred income taxes	(32)	(45)

Net cash flows from operating activities	(1,093)	(1,730)

Investing activities:

Acquisition of intangible assets	(333)	(844)
Acquisition of property and equipment	(8)	(1)
Proceeds from disposition of property and equipment	-	32

Net cash flows from investing activities	(341)	(813)

Financing activities:

Decrease in long-term borrowing, net	(5)	(174)
Proceeds from issuance of common stock, net of costs	125	2,875
Repayments to related parties, net	(11)	(677)
Dividends paid	(50)	(75)

Net cash flows from financing activities	59	1,949

Foreign exchange effect on cash	(93)	27

Decrease in cash during the period	(1,468)	(567)

Cash at beginning of the period	1,772	3,172

Cash at end of the period	$304	$2,605

See accompanying notes to condensed consolidated financial statements.

8

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2016 and 2015

(in thousands)

(unaudited)

Supplementary Information:

	2016	2015

Cash paid for interest	$209	$146

Non-cash investing and financing activities:
Common stock issued for services provided	$134	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. In addition, the Company either sells related user licenses and software maintenance services to or enters into revenue sharing agreements with telecommunication companies. Horizon, through its Chinese affiliate company Suzhou Aishuo Network Information Co. Ltd. provides the Aishuo App to end user customers through App stores based in China. Our Aishuo customers purchase call credits for Public Service Telephone Network (PSTN) access using a variety of Chinese on-line payment services including Union Pay and Apple Pay.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 31, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (“HNT”). In addition, included in the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements (Note 3).

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts less an estimation of uncollectable amounts. The categories of sales and receivables and their terms of payment are as follows:

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

The revenue share agreement was introduced in October 2014, and at that time the Company reported that it had converted a significant number of its customers to a revenue share basis of collection. Accounts receivable balances from certain customers arose from revenue recognized prior to September 30, 2014 (prior revenue was recognized in accordance with revenue recognition policies in place at that time - see Revenue Recognition note). Those revenue share arrangements changed the basis under which the customers would pay their existing balances, as described, effective starting as early as October 1, 2014.

At December 31, 2015 a significant portion of those receivables that are due under the revenue share agreement remained uncollected. Considering the effects of the revenue share arrangements on collection of accounts receivable and the timing of those collections, along with other factors, management estimated the amount of existing accounts receivable they expect to collect within 12 months of the balance sheet date from those customers operating under revenue share arrangements. The portion of the receivable balance expected to be collected in more than 12 months was considered a non-current receivable. The Company maintains its opinion that current and non-current accounts receivable continue to be due from its customers. Further, management is of the opinion that its customers are contractually obligated to pay the full amount due as provided under the Master License Agreements executed by each of its customers.

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

At September 30, 2016, due to continuing uncertainty in the timing of collections of amounts due from certain customers, management reassessed the collectability of its accounts receivable balances and has decided to write off balances where there is significant uncertainty over the timing of the collection against the allowance previously recorded.

As a result of the management decision the amount of the gross accounts receivable has been reduced by approximately $6.0 million and the allowance for doubtful accounts has been similarly reduced. As at September 30, 2016 the remaining allowance for doubtful accounts totals $338,000 of which $300,000 has been provided in 2016.

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

During the nine months ended September 30, 2016 and 2015, software development costs of $833,000 and $844,000, respectively, have been capitalized.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with a customer and that a delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

●	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

o	●	Revenues for user licenses purchased by customers are recognized when the user license is delivered.

●	Revenues for maintenance services are recognized over the period of delivery of the services.

●	Effective October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Hosted services are offered to customers on revenue share arrangements whereby the Company can provide fully terminated services and sells vouchers for minutes which can be resold by the customer. Sales for this service are recognized when the supply is made and the invoice raised.

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

During the three months ended September 30, 2016, $100,000 or 34.8% of the Company’s revenue was concentrated in the hands of one major customer. In the three months ended September 30, 2015 the equivalent amount was $272,000 or 85% of the revenue. During the nine months ended September 30, 2016, $795,000 or 81% of the Company’s revenue was concentrated in the hands of one major customer. In the nine months ended September 30, 2015, $500,000 or 42% of the Company’s revenue was concentrated in the hands of one major customer

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, costs related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company expensed research and development costs in the nine month period ended September 30, 2016 and 2015 of $565,000 and $466,000 respectively.

Debt Issue Costs

Debt issue costs related to long-term debt are deducted from the carrying amount of that debt liability on the balance sheet and amortized over the term of the related debt using the effective interest method.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three and nine month periods ended September 30, 2016 and 2015, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Issued Accounting Standards Adopted

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015. During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. As of September 30, 2016, unamortized debt issuance costs related to the Company’s convertible senior notes are reported on the consolidated balance sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets.

Note 3. Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd.(“Aishuo”) through various contractual arrangements. As a result of this control, one hundred percent of the operations, assets, liabilities and cash flows of Aishuo have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations of Aishuo are as follows: (in thousands)

	September 30	December 31
	2016	2015

Assets	$6	$43
Intercompany receivables/(payables)	(319)	(123)
Other liabilities	(28)	(60)
Revenue	212	56
Net Loss	(147)	(286)

Note 4.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit (in thousands):

	September 30	December 31
	2016	2015

Horizon software	$18,712	$17,879
ZTEsoft Telecom software	456	469
Contractual relationships	885	885
	20,053	19,233
Less accumulated amortization	(11,176)	(9,410)

Intangible assets, net	$8,877	$9,823

Amortization of intangible assets for each of the next five years is estimated to be approximately $2,000,000 per year

Note 5.  Convertible Debenture

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

At September 30, 2016, $2,343,000 of related party debt was outstanding and will mature on April 1, 2018, which is unsecured and is interest free.

Note 7.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value per share.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

The holders of Series A Preferred Stock are entitled to receive cumulative dividends during a period of twenty-four (24) months from and after the Issuance Date (the “Dividend Period”). The dividend period finished on July 21, 2016. During the Dividend Period for each outstanding share of Series Preferred Stock, dividends shall be payable quarterly in cash, at the rate of 10% per annum on or before each ninety (90) day period following the Issuance Date (each a “Dividend Payment Date”), with the first Dividend Payment Date to occur promptly following the three month period following the Issuance Date, and continuing until the end of the Dividend Period. Following the expiration of the Dividend Period, the holders of Series A Preferred Stock shall not be entitled to any additional dividend payment or coupon rate.

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

170,940 shares of Series A preferred stock are issued and outstanding as of September 30, 2016.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG is authorized to issue 50,000 shares of deferred stock, par value of £1. These shares are non-voting, non-participating, redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the nine months ended September 30, 2016 the Company issued 200,000 shares of common stock for services provided with a fair value of $133,960. The Company also issued a further 198,413 shares of common stock for cash proceeds of $125,000.

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

Stock Purchase Warrants

At September 30, 2016, the Company had reserved 3,282,556 shares of its common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

116,760	$0.86	no expiry date
1,209,675	4.25	January 2019
68,850	2.25	December 2018
402,786	3.00	December 2018
402,568	3.50	December 2018
857,143	2.50	August 2018
75,964	2.50	September 2018
148,810	0.819	September 2019

During the nine months ended September 30, 2016, 160,000 warrants were forfeited, 148,810 warrants issued and none exercised.

If, at the time of exercise of warrants issued pursuant to the financing of August 2015, wherein a total of 933,107 warrants were issued, that the shares issued upon exercise are not able to be included in a registration statement then the holder may request that the warrants so exercised be done on a cashless basis.

Note 8.  Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013 (the “2013 Equity Incentive Plan”). This stock option plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

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

There have been no options issued in the nine months ended September 30, 2016

A summary of the Company’s 2013 Equity Incentive Plan as of September 30, 2016, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2015	944,000	$2.48

Options forfeited	(96,500)	2.52
Outstanding at September 30, 2016	847,500	3.40

As at September 30, 2016 there was unrecognized compensation expense of approximately $211,000 to be recognized over the remaining vesting periods.

Prior to the 2013 Equity Incentive Plan, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s other stock options as of September 30, 2016, is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2015 and September 30, 2016	875,700	$0.53

As at September 30, 2016 there was unrecognized compensation expense of approximately $95,000 to be recognized over the remaining vesting period.

There were no other options issued, exercised or forfeited during the nine months ended September 30, 2016.

The following table summarizes stock options outstanding at September 30, 2016:

Exercise	Number Outstanding at September 30,	Average Remaining Contractual Life	Number Exercisable at September 30,	Intrinsic Value at September 30,
Price	2016	(Years)	2016	2016
$0.53	291,900	3.75	291,900	2,919
0.53	291,900	5.75	291,900	2,919
0.53	291,900	9.00	-	-
4.54	340,000	7.25	-	-
1.09	507,500	8.75	-	-

TOTAL	1,723,200		583,800	5,838

At September 30, 2016, 6,875,700 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Note 9.  Commitments and Contingencies

Notice of Delisting or Failure to Satisfy a Continued Listing Rule

On August 30, 2016, the Company received a written alert from Nasdaq Listing Qualifications that our listed security has not regained compliance with the minimum $1 bid price per share requirement, within the 180 calendar days. However, the Staff has determined that the Company is eligible for an additional 180 calendar day period, pursuant to Listing Rule 5810(c)(3)(a). If at any time during this 180 days period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days, we will regain compliance. In order to regain compliance, we may have to affect a reverse stock-split. If we are required to affect a reverse stock-split, it would have to be completed at least 10 days prior to the expiration of the date by which we must regain compliance with Rule 5550(a)(2).

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

Note 10. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo. For the three and nine months ended September 30, 2016 and 2015 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas: (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

China	$78,000	$16,000	$212,000	$23,000

Rest of Asia	$172,000	$291,000	$995,000	$566,000

Europe, Africa and Russia	$37,000	$1,000	$48,000	$7,000

The Americas	$0	$11,000	$7,000	$576,000

Total	$287,000	$319,000	$1,262,000	$1,172,000

Note 11. Subsequent events

On October 20, 2016 the Company issued 320,512 shares of common stock for $0.39 per share for total proceeds of $125,000 in a registered direct offering. In this offering the Company also issued a warrant to purchase 240,385 shares of common stock exercisable within 3 years from issue with an exercise price of $0.5616 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2015 and 2014, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The Company designs, develops and sells white label SmartPacketTM VoIP software and services to large Tier-1 telecommunications operators. Our licensees market and deliver an operator-branded mobile Internet communication solution to smartphones including VoIP, multi-media messaging, video, conference calling, and mobile advertising to their retail subscribers; and to their Business to Business (“B2B”) business subscribers.

The SmartPacketTM platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth consumption and battery usage required to transmit a smartphone VoIP call. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan 4G networks and on legacy 2G and 3G cellular networks and our optimizations benefits operators by reducing their payments by over 10x to overseas operators when their subscribers make VoIP calls whilst roaming. The following diagram (source GSMA Intelligence, GSMA Mobile Economy 2016) shows the global penetration of mobile broadband and with the Company’s patented technology being one of the leading mobile VoIP solution for all mobile network types management believes that this represents a very large opportunity for future growth in sales.

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

Based on the SmartPacketTM solution, the Company is the sole owner and operator its own branded retail smartphone VoIP, messaging and advertising service in the People’s Republic of China called AishuoTM; Since its inception in the second quarter of 2015 Aishuo has been downloaded over 40 million times and has increased its revenues for the first 5 quarters of operations. Aishuo offers subscribers very competitive telephone call rates and a travel-SIM rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a free VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

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

In February 2015, we announced the rollout of our platform in China, brand named, Aishuo. The Aishuo platform provides VoIP services, a travel SIM solution delivered through a People’s Republic of China (“PRC”) entity controlled by us via various contractual arrangements, Suzhou Aishuo. The Aishuo product has been delivered to the major stores in Chinese App marketplace including Baidu’s 91.com and Baidu.com, the Tencent App store MyApp.com, 360 Qihoo store 360.cn, Apple’s iTunes and the ever growing Xiaomi store mi.com. The Aishuo smartphone app is expected to drive multiple revenue streams from the supply of its value-added services including the rental of Chinese telephone phone numbers linked to the app, low cost local and international calling plans and sponsorship from advertisers. Subscribers can top up their app credit from the biggest online payment services in China including AliPay (from Alibaba), Union Pay, PayPal and Tencent’s WeChat payment service.

Aishuo sought to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of September 30, 2016, we had exceeded our two year target of 15 million and in September 2016 had grown to 40 million downloads of Aishuo smartphone app.

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

During this quarter we opened the market in Africa with the signing of a contract for our SmartPacketTM solution with one of Zimabawe’s leading mobile operators.

Research & Development

During the nine months to September 30, 2016, we spent approximately $833,000 on capitalizable research and development together with approximately $565,000 on expensed research and development.

During the nine months to September 30, 2016, we continued with our drive for innovation and our research and development teams brought us software that allows our customer to offer call and messaging Bundles. This is a common feature for SIM cards and popular with mobile subscribers whereby the user pre purchases bulk minutes at a lower per minute rate that when they pay for a call minute by minute. The Company now offers such innovations to its subscribers right inside the operators’ smartphone app supplied to Company thereby driving up the operator’s revenue per user.

During the nine months to September 30, 2016, we also continued our R&D Effort that allows our service to directly connect to an operators Unstructured Supplementary Service Data (USSD) service thereby allowing all mobile prepaid subscribers to add credit to their mobile account in a traditional way and then allowing this USSD top up to be applied to a mobile VoIP smartphone app, an industry first.

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

During the three months to September 30, 2016, our R&D delivered a Shrink-wrapped version of our optimized VoIP service targeting Government, Banks and other Small to Medium Enterprise that require complete control of a cryptographically secure VoIP solution for their employees.

R&D also delivered a standalone Lawful Intercept module for operators that are legally required to have call recording features. This service is capable of recording calls from VoIP application on the handset to another handset or to the traditional telephone network. Such features are required by regulators in certain jurisdictions around the world.

 R&D also delivered a complete mobile app telephone conferencing service where a user of our VoIP service can bring in other parties to an on-going call, an ad-hoc conference. This feature is targeting the B2B user that may need multi-party calls on lower quality or congested mobile data networks.

Secure Mobile VoIP
PKI TIER
HORIZON TIER
SQL
EAP
AUTHENTICATION TIER
PROTECTED SUBNETS
PUBLIC INTERNET
USER
USER
Native VPN Client
1 Native smartphone secure VPN technology
2 Endpoint to Security Gateway in Tunnel Mode
3 Server X.509 Certificate: SHA-2 Hash EKU (Server Authentication, IP security IKE intermediate) Public Key RSA (2048)
4 Public Key Infrastructure to issue user and server certificates inc OCSP
5 EAP Authentication if required
6 User X.509 Certificate
7 IPsec tunnel carrying all signalling and voice data

Results of Operations

Comparison of three months ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2016	2015	Increase/ (decrease)	Percentage Change

Revenue	$287	$319	$(32)	(10.0)

Cost of revenue	525	483	42	8.7

Gross margin	(238)	(164)	(74)	(45.1)

Operating expenses:

General and administrative	881	1,182	(301)	(25.5)
Depreciation	15	16	(1)	(6.7)
Research and development	191	144	47	32.6

Total operating expenses	1,087	1,342	(255)	(19.0)

Loss from operations	(1,325)	(1,506)	181	12.0

Other expense	(178)	(111)	(67)	(60.4)
Loss before income taxes	(1,503)	(1,617)	114	7.1

Income taxes (recovery)	(10)	(-)	10	N/A
Net Loss for period	(1,493)	(1,617)	124	7.7

Net loss attributable to non-controlling interest	-	(14)	14	100.0

Net loss attributable to One Horizon Group, Inc.	(1,493)	(1,603)	110	6.9

Revenue: Our revenue for the three months ended September 30, 2016 was approximately $287,000 as compared to approximately $319,000 for the three months ended September 30, 2015, a decrease of approximately $32,000, or 10.0%. The decrease was primarily due to a small reduction in the B2B business income. The management believes further growth in revenue and particularly with the launch of “Roam Like Home” software for Telecommunication companies will occur.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $12,000 or 4.2% of sales for the three months ended September 30, 2016, compared to cost of revenue of $0 or 0% of sales for the three months ended September 30, 2015. Our cost of sales excluding amortization of software development costs, is composed of the cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges.   The small increase in cost during the three months ended September 30, 2016, when compared to the same period in 2015 is due to the increase in the number PSTN calls made on the Aishuo and Horizon Globex networks.

Gross Profit: Gross profit (excluding the Amortization of software development costs) for the three months ended September 30, 2016 was approximately $275,000 as compared to $319,000 for the three months ended September 30, 2015, a decrease of approximately 13.8%. The small decrease was mainly due to the increased revenue and related costs resulting from PSTN calls broken out through the network. Moving forward, management expects that gross margin will begin to increase with the growth of our business in both B2B and B2C sectors of the Company.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $1,087,000 and $1,342,000 during the three months ended September 30, 2016 and 2015, respectively.  The decrease of $255,000 or 19.0% was primarily due to additional research and development costs expensed offset by reduction in General and Administrative expenses in the quarter.

Loss before taxes:  Loss before taxes for the three months ended September 30, 2016 was approximately $1,503,000 as compared to net loss of approximately $1,617,000 for the same period in 2015. The decrease in loss was primarily due to reduction in operating expenses mentioned above. Management believes the net loss will decrease and eventually become net income going forward with our growth in the business in Asia and also elsewhere in the world.

Comparison of nine months ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated above.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2016	2015	Increase/ (decrease)	Percentage Change

Revenue	$1,262	$1,172	$90	7.7

Cost of revenue	1,605	1,683	(78)	(4.6)

Gross margin	(343)	(511)	168	32.9

Operating expenses:

General and administrative	2,723	2,674	49	1.8
Depreciation	45	52	(7)	(13.6)
Research and development	565	466	99	21.2

Total operating expenses	3,333	3,192	141	4.4

Loss from operations	(3,676)	(3,703)	(27)	0.1

Other expense	(525)	(476)	(49)	(10.3)
Loss before income taxes	(4,201)	(4,179)	(22)	(0.5)

Income taxes (recovery)	(32)	(45)	(13)	(28.9)
Net Loss for period	(4,169)	(4,134)	(35)	(0.8)

Net loss attributable to non-controlling interest	-	(50)	50	N/A

Net loss attributable to One Horizon Group, Inc.	(4,169)	(4,084)	(85)	(2.1)

Revenue: Our revenue for the nine months ended September 30, 2016 was approximately $1,262,000 as compared to approximately $1,172,000 for the nine months ended September 30, 2015, an increase of approximately $90,000, or 7.7%. The increase was primarily due to the increase in B2B and B2C revenue in China together with the additional software revenue achieved in the rest of Asia. The management expects further growth in both sectors of revenue and particularly the B2B sector with the launch of “Roam Like Home” software for Telecommunication companies

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $87,000 or 6.9% of sales for the nine months ended September 30, 2016, compared to cost of revenue of $108,000 or 9.2% of sales for the nine months ended September 30, 2015. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges.   The decrease in cost during the nine months ended September 30, 2016, when compared to the same period in 2015 is due sales in 2015 of hardware which has not occurred in the same period in 2016 and the cost of the hardware associated with those sales.

Gross Profit: Gross profit (excluding the Amortization of software development costs) for the nine months ended September 30, 2016 was approximately $1,175,000 as compared to $1,064,000 for the nine months ended September 30, 2015, an increase of approximately $111,000 or 10.4%. The increase was mainly due to the increased revenue as set forth above herein. Moving forward, management expects that gross margin will begin to increase with the growth of our business in both sectors of the Company.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $3.3 million and $3.2 million during the nine months ended September 30, 2016 and 2015, respectively.  The increase of approximately $0.1 million or 3.1% was primarily due to additional research and development costs expensed and other non cash items expensed in General and administrative costs.

Loss before taxes:  Loss before taxes for the nine months ended September 30, 2016 was approximately $4.20 million as compared to loss of approximately $4.18 million for the same period in 2015. The small increase in loss was primarily due to the increase in operating expenditure less the increase in revenue mentioned above.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of approximately $304,000. The Company received $125,000 in October from a fund raise disclosed in note 11 to the financial statements above. Based on our current operational plan and budget, we expect that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes we receive customer receipts in a timely manner. This estimation assumes we don’t face unexpected events, costs or contingencies, any of which could affect our cash requirements.

The Company has a registration statement in place allowing the company to issue up to approximately $15 million worth of securities in a 12 month period. Whilst the Company does not anticipate needing to draw more than $1 million during the next 12 months, it will do so if management considers the price is acceptable. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including equity and debt financings) may be unavailable on favorable terms, if at all.

Nine Months Ended September 30, 2016 and September 30, 2015

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2016	2015
Net cash flows from operating activities	(1,093)	(1,730)
Net cash flows from investing activities	(341)	(813)
Net cash flows from financing activities	59	1,949

Net cash flows from operating activities was approximately $(1,093,000) for the nine months ended September 30, 2016 as compared to net cash flows from operating activities of approximately $(1,730,000) for the same period in 2015. The decrease in cash used in operations was primarily due to the increase in cash generated from revenue during the nine months ended September 30, 2016 as compared to the same period in 2015.

Net cash flows from investing activities was approximately $(341,000) and $(813,000) for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash flows from financing activities was $58,000 for the nine months ended September 30, 2016 as compared to net cash provided in financing activities of $1,949,000 for the nine months ended September 30, 2015. Cash provided in financing activities in 2016 and 2015 was primarily due to funds raising undertaken in the periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.

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
33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: November 9th, 2016	By:	/s/ Brian Collins
Brian Collins
President , Chief Executive Officer,
Chief Technology Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director

