Form 10-K
period 2016-12-31
One Horizon Group, Inc.
filed 2017-04-11
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the 35,347,283 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 26.86 million as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.76 per share, as reported on Nasdaq.

As of April 3, 2017, 37,316,714 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

The Company designs, develops and sells white label SmartPackettm software and services to large Tier-1 telecommunications operators. Our licensees deliver an operator-branded mobile Internet communication solution to smartphones including VoIP, multi-media messaging, video, and mobile advertising; and the Business to Business (“B2B”) business. Current licensees include some of the world’s largest operators such as Singapore Telecommunications and Philippines Smart Communication.

The SmartPacket™ platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and reduced battery usage while transmitting a VoIP call on a smartphone. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan networks and on legacy 2G and 3G cellular networks.

By leveraging its SmartPacketTM solution, the Company is also a VoIP as a Service (“VaaS”) cloud communications leader for hosted smartphone VoIP that run globally on the Microsoft Azure cloud. The Company sells its software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector; and the “VaaS” business. Our existing licensees come from around the world including Zimbabwe, Ghana, China, United Kingdom, Singapore, Canada and Hong Kong.

Based on the SmartPacketTM solution, the Company is the sole owner and operator of its own branded retail smartphone VoIP, messaging and advertising service in the People’s Republic of China called AishuoTM; the “Aishuo” business. Since its inception in the second quarter of 2015 Aishuo has been downloaded over 40 million times since 2015 and has produced revenues throughout 2016. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus additional innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a free VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

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

We are an ISO 9001 and ISO 20000-1 certified company with assets and operations in Switzerland, Ireland, the United Kingdom, China, India, Russia, Hong Kong and Latin America.

Current Structure of the Company

The Company has the following wholly owned subsidiaries:

•	One Horizon Group PLC
•	Abbey Technology GmbH
•	Horizon Globex GmbH
•	Global Phone Credit Ltd
•	Horizon Globex Ireland Ltd
•	One Horizon Hong Kong Ltd
•	Horizon Network Technology Co. Ltd

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purpose in accordance with generally accepted accounting principles in the United States (“GAAP”).

Current Business Operations

In 2015, we announced the rollout of our platform in China, brand named Aishuo (http://www.ai-shuo.cn/). This rollout entailed multiple strategies including advertisements, search engine optimization, press releases, event marketing, business-traveler direct marketing, as well as on and off-line promotions and leveraging the brand new One Horizon Sponsored-Call platform.  Based on the SmartPacketTM solution, we are the owner and operator of this retail smartphone VoIP, messaging and advertising service in the People’s Republic of China.

Since its commercial availability in the second quarter of 2015, Aishuo has to date, been downloaded over 43 million times. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across 25 Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

Aishuo is operated by, Suzhou Aishuo Network Information Co., Ltd. a Chinese company controlled by us and headquartered in Nanjing, China.

Figure 1. Aishuo Retail

At the end of Q1 2017, we announced the rollout of our VoIP as a Service “VaaS” platform on the Microsoft Azure cloud. We sell our software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector. The Company was showcased by Microsoft Corp. for its Azure technology (https://customers.microsoft.com/en-us/story/onehorizon).

Figure 2. VaaS Hosted Offering

Figure 3. Cloud-based Secure, Fault Tolerant and Low Latency Architecture

Figure 4. Microsoft Showcases One Horizon Group Inc.

Our B2B platform is being used by a pre-paid VoIP Smartphone application launched by different carriers respectively, some of which are listed as follows:

•	Smart Communications, Inc, (“Smart”). Smart is the Philippines' leading wireless services provider with 62.8 million subscribers on its GSM network as of December 2016.

•	Singapore Telecommunications (“Singtel”). Singtel is the Singapore’s leading wireless services provider with a combined mobile subscriber base of 600 million customers from its own operations and regional associates in 25 countries at end of July 2016.

Figure 1. Horizon B2B Operator Core Network

Offering and Market Related

In September 2016, we sold 198,413 shares of common stock to certain institutional investors at a purchase price of $0.63 for aggregate gross proceeds of $125,000 pursuant to a securities purchase agreement. In connection with the purchase of common stock the purchasers received a warrant to acquire 148,810 shares of common stock at an exercise price of $0.819 per share. The warrants became exercisable on the date of issuance for a three-year term.

In October 2016, we sold 320,512 shares of common stock to certain institutional investors at a purchase price of $0.39 for aggregate gross proceeds of $125,000 pursuant to a securities purchase agreement.. In connection with the purchase of common stock the purchasers received a warrant to acquire 240,385 shares of common stock at an exercise price of $0.5616 per share. The warrants became exercisable on the date of issuance for a three-year term.

In December 2016, we sold 500,000 shares of common stock to certain institutional investors at a purchase price of $0.30 for aggregate gross proceeds of $150,000 pursuant to a securities purchase agreement. . In connection with the purchase of common stock the purchasers received a warrant to acquire 375,000 shares of common stock at an exercise price of $0.35 per share. The warrants became exercisable on the date of issuance for a three-year term.

The above financings are conducted as at-the-market shelf-take down under our registration statement on Form S-3 (File No. 333-205049).

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

Recent Developments

Notice of Delisting or Failure to Satisfy a Continued Listing Rule

On August 30, 2016, the Company received a written alert from Nasdaq Listing Qualifications that our listed security has not regained compliance with the minimum $1 bid price per share requirement, within the 180 calendar days. However, the Staff has determined that the Company is eligible for an additional 180 calendar day period, pursuant to Listing Rule 5810(c)(3)(a). If at any time during this 180 day period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days, we will regain compliance. In order to regain compliance, we may have to affect a reverse stock-split. If we are required to effect a reverse stock-split, it would have to be completed at least 10 days prior to the expiration of the date by which we must regain compliance with Rule 5550(a)(2).

On February 28, 2017, the Company  received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) Listing Qualifications Staff (the “Staff”) stating that the Staff has determined, unless the Company timely requests an appeal of the Staff’s determination, before Nasdaq’s Hearing Panel (the “Panel”), by March 7, 2017, to delist the Company’s common stock from the Nasdaq Capital Market because the Company is not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price”) for continued listing set forth in the Nasdaq Listing Rule 5550(a)(2). The Company filed a request for a hearing before the Panel, on March 2, 2017, which request will stay any delisting or suspension action by the Staff pending the issuance of the Panel’s decision and the expiration of any extension granted by the Panel.

On March 3, 2017, the Staff informed the Company that they were granted a hearing to be held on April 20, 2017 (the “Hearing”). As such, the delisting action, referenced above, has been stayed, pending a final written decision by the Panel at the Hearing.

At the Hearing, we will present its plan to regain compliance with the Minimum Bid Price by effecting a reverse stock split. On March 20, 2017, the Company filed a definitive proxy statement with the Securities and Exchange Commission in connection with special meeting of stockholders (the “Stockholders’ Meeting”) to be held on April 14, 2017.  The proposal being submitted is for a vote of the stockholders at the Stockholders’ Meeting is the approval of a 6 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock. Management believes that effecting the reverse stock split will allow our common stock to regain compliance with Nasdaq Listing Rule 5550(a)(2), which should allow the Company’s common stock to continue to trade on the Nasdaq Capital Market. Assuming the reverse stock split proposal is approved by the Company’s stockholders, the Company’s board of directors currently intends to effect the reverse stock split immediately after the Stockholders’ Meeting, unless it determines that doing so would not have the desired effect of satisfying the Minimum Bid Price requirement.

Industry

Rapid Growth in Global Mobile Voice over IP Service Market

We aim to deliver our patented smartphone software to the ever expanding mobile Voice over IP (“mVoIP”) user. By 2019 there are expected to be over 2.7 billion smartphones consumers, or more than one-third of all people worldwide (Source: https://www.statista.com/statistics/330695/number-of-smartphone-users-worldwide. Each new smartphone represents an opportunity for us to deliver our innovative mobile VoIP, Messaging over IP and Advertising over IP solution in whatever mobile app brand is attractive to the end user throughout the globe.

By partnering with national carriers and delivering our solution as a licensed service to regional mobile operators, we leverage the power of their brand and join them to fight back against already lost revenues, or potential revenue loss, to network bandwidth-intensive Over The Top (“OTT”) VoIP apps; such as SkypeTM in the USA or LineTM in Japan and the like.

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

Our Benchmark Testing: Horizon vs the biggest smartphone VoIP technologies in the world

University published testing has shown that Horizon is up to 8.8 times more efficient, depending on which one of our voice compression settings is selected by the user.

Proprietary Technology

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

We believe that emerging markets represent a key opportunity for Horizon Call because these are significant markets with high population densities, high penetration of mobile phones, congested mobile cellular networks and high growth in the adoption of smartphones.  It is forecast that over 2.7 billion people will use smartphones in 2019.  Asia-Pacific will account for over half of all smartphone users in 2016, estimated at 1.1 billion users. Globally, China is the largest smartphone market with an estimated 563.1 million handsets. These factors will put increased pressure on mobile operators to manage their network availability.

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

Sales

Direct Sales. Our primary sales channel for the products and services of Horizon Platform is the sale of Horizon Platforms to Tier 1 and Tier 2 telecommunications companies to enable them to provide the product and services to their customers. We continue our efforts to develop new customers globally but particularly in Asia, Africa and Latin America.

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

Competition

Our direct competitors for its technology primarily consist of systems integrators that combine various elements of SIP (Session Initiation Protocol) dialers and media gateways. Other dial-back solutions exist but they are not IP-based. Because SIP dialers and media gateways currently are unable to provide a low bandwidth solution, they do not currently compete with the Company’s technology in those markets in which their high bandwidth needs are unsupported by the existing cellular networks. They do, however, compete in those markets where the cellular networks are accessible by those SIP dialers and gateways.

We license the Horizon Platform to mobile operators, who in turn may offer the application to their end-user subscribers. The Company’s principal competitors for the mobile operators’ end-users are Skype, Viber, WeChat, and WhatsApp. Having a mobile operator’s subscriber opt to use the operator’s (branded) Horizon Call service instead of existing OTT services means that the mobile operator will gain market share of some of the OTT voice and messaging traffic. We are currently unaware of any other companies that seek to license VoIP technology directly to mobile operators.

One of our key competitive advantages is that we are not a threat to mobile operators. Rather, the Company’s Horizon Platform is a tool that can be used by mobile operators to compete against the OTT provider’s applications that are running on their networks. Through the Horizon Platform, mobile operators are able to compete directly with OTT services that, by their design, divert voice and messaging services away from mobile operators. The solution is delivered completely and is easy to install and operate. This means that a mobile operator has a turnkey mobile voice and messaging solution to deploy to its customer (i.e., the end-user).

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

Research and Development and Software Products

We have spent approximately $0.5 million on capitalizable research and development during 2016.

Throughout 2016 we continued with our focus on innovation and our research and development teams (“R&D”) brought us software that allows our customer to offer call and messaging Bundles. This is a common feature for SIM cards and popular with mobile subscribers whereby the user pre-purchases bulk minutes at a lower per minute rate that when they pay for a call minute by minute. The Company now offers such innovations to its subscribers right inside the operators’ smartphone app supplied to Company thereby driving up the operator’s revenue per user.

We also expanded our R&D effort into the cellular operators' core network with a feature set that allows our service to directly connect to an operators Unstructured Supplementary Service Data (USSD) service thereby allowing all mobile prepaid subscribers to add credit to their mobile account in a traditional way and then allowing this USSD top up to be applied to a mobile VoIP smartphone app, an industry first.

The Cyber-Security R&D team also delivered a cyber-secure VoIP service that leverages the low bandwidth benefits of Company’s patented technology to allow VoIP over the strongest security protocols on the Internet. By leveraging the power of Virtual Private Networks (VPN) native client on the smartphone the Company’s VoIP protocols work where other traditional VoIP solutions cannot due to call quality issues with high data consumption protocols. Management expect this platform to drive a new revenue stream for Cyber Secure VoIP.

Also in 2016 our Cyber-Security R&D team delivered a stand alone version of our optimized VoIP core network server software for vertical markets covering Government, Banks and Small to Medium Enterprises that ensures privacy of their internal voice and messaging services in a cryptographically secure way. Our stand alone service can be installed on-site at the customer and requires minimal operational support thereby delivering secure communications in a cost efficient manner.

R&D also delivered a standalone Lawful Intercept module for operators that are legally required to have call recording features. This service is capable of recording calls from VoIP application on the handset to another handset or to the traditional telephone network. Such features are required by regulators in certain jurisdictions around the world.  This feature also allows our mobile solution to internet connect with Microsoft's Skype for Business Unified Communication platform.

R&D also delivered a complete mobile app telephone conferencing service where a user of our VoIP service can bring in other parties to an on-going call, an ad-hoc conference. This feature is targeting the B2B user that may need multi-party calls on lower quality or congested mobile data networks.

R&D delivered a complete integration into one of Africa's largest micropayments platforms, Ecocash.  App users can now securely pay for their calls from inside the app using this widely used payment solution.

Cyber-Security team delivered a completely new security messaging solution with external key-broker for the ultimate in message security.  Using our solution, not even the service-host can decrypt the app-app messages as the keys are not available inside the core network.  Our distributed key broker can be located anywhere in the world, independent of the service-host passing messages thereby guaranteeing message security for the end to end communication.

R&D delivered a bespoke real-time network quality monitor that automatically adjusts the bandwidth consumed by a handset for a VoIP call depending out network strength.  This allow for a much smoother call with reduced jitter and enhanced user acceptance.

R&D commenced the development work on iOS for the latest Apple CallKit service.

Cyber-Security R&D team commenced development on an encrypted call solution that can avail of the independent key broker service for the ultimate in VoIP security.

Employees

As of December 31, 2016, we had 23 employees, all of whom were full-time employees.

ITEM 2.  PROPERTIES

We do not currently own any real property.  In March 2017, we leased the following offices:

Location	Approximate size	Approximate monthly rent

Ireland	840 sqft	$2,050
China	1,900 sqft	$1,400
UK	120 sqft	$1, 250

Executive Offices

Our executive offices are located at T1-017 Tierney Building, University of Limerick, Limerick, Ireland.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us except the following:

Since 2014 the Company has been involved in legal proceedings with Broadband Satellite Services Limited (“BSS”) to whom we sold had sold former subsidiaries in 2012.  In December 2016 the parties agreed to drop their respective claims and counterclaims without any payment required to paid by either party. As a result we have written off receivable amounts due by BSS totaling $455,000 in the Company’s books having provided previously an amount totaling $605,000 against the original unpaid sales invoices.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Capital Market under the symbol OHGI.

The following table sets forth the high and low bid information, as reported by Nasdaq on its website, www.nasdaq.com, for our common stock for each quarterly period in 2016 and 2015.

	Low	High

Fiscal year ending December 31, 2016:
Quarter ended December 31	$0.22	$0.65
Quarter ended September 30	0.52	1.27
Quarter ended June 30	0.61	0.85
Quarter ended March 31	0.78	1.17

Fiscal year ending December 31, 2015:
Quarter ended December 31	$0.90	$1.62
Quarter ended September 30	1.11	3.34
Quarter ended June 30	1.03	5.84
Quarter ended March 31	1.21	3.92

As of April 3, 2017, the closing bid price of the common stock was $0.28 and we had approximately 37,316,714 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Description of Equity Compensation Plans Approved by Shareholders

Prior to the Share Exchange, One Horizon UK had authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2016:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	847,500	$2.47	4,936,000

The securities referenced in the table above reflect stock options granted and approved by security holders pursuant to the 2013 plan.

In addition share options were issued to employees under previous unapproved plans, 875,700 of such options are fully vested.  583,800 of such options are expiring in 2020; and 291,900 are expiring in 2022. The number of options in the table above reflect a conversion that occurred in connection with the Share Exchange, whereby the number of options (to purchase One Horizon UK shares) held by each employee was increased by 175.14 times and the exercise price was decreased by the option exercise price divided by 175.14, and additionally reflect a 1-for-600 reverse stock split effected as of August 6, 2013.

Repurchases of Equity Securities

We have not repurchased any equity securities during the periods covered by this Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2016 and 2015. The following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

One Horizon Group, Inc. and its Subsidiaries (the “Company”) is the inventor of the patented SmartPacketTM Voice over Internet Protocol (“VoIP”) platform. Our proprietary software is designed to capitalize on numerous industry trends, including the rapid adoption of smartphones, the adoption of cloud based Internet services, the migration towards all IP voice networks and the expansion of enterprise bring-your-own- device to work programs.

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

The SmartPacket™ platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and reduced battery usage while transmitting a VoIP call on a smartphone. This is of commercial interest to operators that wish to have a high quality VoIP call on congested metropolitan 4G networks and on legacy 2G and 3G cellular networks and our optimizations benefits operators by reducing their payments by over 10x to overseas operators when their subscribers make VoIP calls whilst roaming.

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

Aishuo sought to acquire 15 million new app subscribers for the smartphone app over a two-year period and expects to achieve industry average revenues per user (ARPU) for similar social media apps. By the end of September 30, 2016, we had exceeded our two year target of 15 million and in December 2016 had grown to over 40 million downloads of Aishuo smartphone app.

Also during 2016 Company was granted a 20-year patent for Invention in the People's Republic of China for its mobile VoIP software solution.

In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we delivered a data roaming VoIP solution with, Smart Communications, the Philippines' leading wireless service provider with an estimated 55 million prepaid subscribers. For the first time, prepaid subscribers that travel abroad are now able to call home on their operators' data roaming service free from roaming fees (http://smart.com.ph/smartroamer). The management expect this commercial rollout of an optimized data voice solution for roamers to drive further mobile operator interest in the Company’s products and to drive revenues from its rollout to Filipinos throughout 2017.

Corporate Governance

Research & Development

During the fiscal year 2016, we spent approximately $500,000 on capitalizable research and development together with approximately $600,000 on expensed research and development.

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

Together with our critical accounting policies set out above, our significant accounting policies are summarized in Note 2 of our audited financial statements as of December 31, 2016.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

•	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at the date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met.

•	Revenue for user licenses purchased by customers is recognized when the user license is delivered except as set out below.

•	Revenue for maintenance services is recognized over the period of delivery of the services except as set out below.

•	Effective as of October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Effective October 1, 2014 revenue will be recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services will be recorded only after existing accounts receivable balances are fully collected.

•	Revenues from Aishuo retail sales are recognized when the PSTN calls and texts are made

Where the Company has entered into a Revenue Share with the customer then all future revenue from granting of user licenses and for maintenance services will be recognized when the Company has delivered user licenses and is entitled to invoice.

We enter into arrangements in which a customer purchases a combination of software licenses, maintenance services and post-contract customer support (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to unspecified upgrades, when and if available, support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. No sales arrangements to date include undelivered elements for which VSOE does not exist.

For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that the fee in the transaction is not fixed and determinable.

If the presumption cannot be overcome due to a lack of such evidence, revenue is recognized as payments become due, assuming all other revenue recognition criteria has been met.

Results of Operations

The following table sets forth information from our statements of operations for the year ended December 31, 2016 and 2015.

Comparison of year ended December 31, 2016 and 2015 (in thousands)

	For the Year Ended December 31,		Year to Year Comparison
	2016	2015 (restated)	Increase/ (decrease)	Percentage Change

Revenue	$1,615	$1,532	$83	5.4%

Cost of revenue
Hardware, calls and network charges	98	116	(18)	(15.5)%
Amortization of software development costs	2,010	2,111	(101)	(4.8)%
	2,108	2,227

Gross margin	(493)	(695)	(202)	(29.1)%

Operating Expenses

General and administrative	3,267	3,326	(59)	(0.2)%
Increase in Allowance for doubtful accounts	455	934	(501)	(53.6)%
Depreciation	59	67	(8)	(11.9)%
Research and development	605	579	26	4.5%
Total Operating Expenses	4,386	4,906	(520)	(10.6)%

Loss from Operations	(4,879)	(5,601)	(722)	(12.9)%

Other Income(Expense)
Interest expense	(712)	(722)	10	1.4%
Interest expense - related parties	-	(2)	2	100%
Gain on settlement of lease	-	36	(36)	(100)%
Foreign Exchange gain/(loss), net	9	(29)	38	131.0%
Interest income	-	2	(2)	(100)%

Loss for continuing operations before income taxes	(5,582)	(6,316)	(734)	(11.3)%

Income tax recovery	(43)	(20)	(23)	(115.0)%
Net loss for the year	(5,539)	(6,296)	(757)	(12.0)%

Revenue: Our revenue for the year ended December 31, 2016 was approximately $1.6 million as compared to approximately $1.5 million for the year ended December 31, 2015, an increase of roughly $0.1 million or 5%. The increase was primarily due to increase in B2B business primarily in the Asia region.

Cost of Revenue: Cost of revenue for hardware calls and network charges was approximately $0.1 million for the year ended December 31, 2016, compared to approximately the same amount for the year ended December 31, 2015. Our cost of sales is primarily composed of the amortization of software development costs together with the costs of hardware, calls and network charges.

Gross Profit:  Gross profit before the amortization charge for the year ended December 31, 2016 was approximately $1.5 million as compared to $1.4 million for the previous year.  Our gross profits increased by 6% from 2015 to 2016.  The increase was mainly due to the increase in B2B business primarily in the Asia region.

Operating Expenses: Operating expenses including general and administrative expenses, allowance for doubtful accounts, depreciation and research and development expenses were approximately $ 4.4 million or 272% of revenue for the year ended December 31, 2016, as compared to approximately $4.9 million, or 322% of sales for the same period in 2015, a decrease of $0.5 million. The decrease in expenses arose due to the reduction in provision for doubtful accounts of $0.4 million in the year ended December 31, 2016 when compared to the same period in 2015. General and administrative expenses were approximately $3.3 million for the year ended December 31, 2016 as compared to approximately the same amount as the same period in 2015.

Net Loss: Net loss for the year ended December 31, 2016 was approximately $5.5 million as compared to a net loss of $6.3 million for the same period in 2015.  Going forward, management expects to generate a growth in revenue based on the roll out of the products primarily in the China, Asia and Latin America regions. Going forward, management believes the Company will continue to grow the business and increase profitability if we are successful in selling the Horizon B2B solution to new telecommunications company customers globally and the B2C service to end users.

Foreign Currency Translation Adjustment:     Our reporting currency is the U.S. dollar. Our local currencies, Swiss Francs, Euro, British pounds and Chinese Renminbi, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to approximately $65,000 for the year ended December 31, 2016.

Liquidity and Capital Resources

As we continue to pursue our operations and our business plan, we expect to incur further losses in 2017 which when combined with our continued investment in our intellectual property, will generate negative cash flows. As of December 31, 2016 the Company did not have any available credit facilities. As a result we are in the process of seeking new financing by way of sale of either convertible debt or equities. Whilst we have been successful in the past in obtaining the necessary capital to support our investment and operations there is no assurance that we will be able to obtain additional financing under acceptable terms and conditions, or at all. As a result , our auditors’ report for our 2016 Financial Statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern”.

Years Ended December 31, 2016 and December 31, 2015

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2016	2015
Net cash used in operating activities	(1,303)	(2,115)
Net cash used in investing activities	(475)	(1,072)
Net cash provided by financing activities	334	1,787

Net cash used by operating activities was approximately $1.3 million for the year ended December 31, 2016 as compared to approximately $2.1 million for the same period in 2015. The decrease in cash used in operating activities is largely due to the deferral of payments to vendors during 2016

Net cash used in investing activities was approximately $0.5 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities was primarily focused on investment in software development costs.

Net cash provided by financing activities amounted to approximately $0.3 million for 2016 and $1.8 million for 2015. Cash provided by financing activities in 2016 primarily from the sale of Common Stock in September, October and December 2016, net of related costs. Cash provided by financing activities in 2015 was primarily due to the sale of Common Stock in August and September 2015.

Our working capital deficit as of December 31, 2016, was approximately $1.9 million, as compared to working capital of approximately $3.9 million for the same date in 2015.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Certifying Accountant.

(1) Previous Independent Public Accounting Firm

On October 12, 2016, Peterson Sullivan LLP (“Peterson”) resigned as One Horizon Group, Inc.’s (the “Company”) independent registered public accounting firm. The report of Peterson on the Company’s financial statements for the year ended December 31, 2014, did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2014, there were no disagreements between the Company and Peterson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. No reportable event, as described in Item 304(a)(1)(v) of Regulation S-K, has occurred from the resignation of Peterson.

As a result of Peterson’s resignation, Peterson determined not to reissue their report on our financial statements for fiscal year ended December 31, 2015.

(2) New Independent Public Accounting Firm

On October 12, 2016, the Company entered into an engagement with Cherry Bekaert LLP (“Cherry”) to retain Cherry as the Company’s independent public accounting firm. On October 12, 2016, the audit committee of the Company approved and ratified the engagement of Cherry as its new independent registered public accounting firm.

Cherry re-audited our financial statements for the fiscal year ended December 31, 2015 and determined there is no material change to the prior report issued by Peterson for that period, but for the emphasis of matter paragraph with respect to the restatement of the previously reported consolidated financial statement as of and for the year ended December 31, 2015.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2016. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

Management’s Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors (notably, the Audit Committee thereof), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

(i)   Lack of in-house US GAAP Expertise. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely on the expertise and knowledge of external financial advisors to account for transactions in accordance with US GAAP.

During the years ended December 31, 2015 and 2016, we implemented the following measures to remediate the material weaknesses identified:

During 2015 and 2016, the Company engaged external CPA consultants to provide the Company with improved in-house US GAAP expertise. Despite these measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2016, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We intend to continue in the future using external financial advisors throughout the year to assist on the reporting of complex transactions and the overall review of the quarterly and annual filings.

Changes in Internal Control over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of April 3, 2017. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.  Each director has been elected to the term indicated. Directors whose term of office ends in 2016 shall serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

Name	Age	Principal Occupation or Employment	First Became Director	Current Board Term Expires

Brian Collins	49	President, Chief Executive Officer, Chief Technology Officer, Director	12/10/12	2017

Martin Ward	59	Chief Financial Officer, Director	12/10/12	2017

Nicholas Carpinello	67	Owner, Carpinello Enterprises LLC, Director	3/7/13	Until the date of removal or resignation

Richard Vos	71	Director	8/21/2013	Until the date of removal or resignation

Robert Law	66	Director	8/28/2013	Until the date of removal or resignation

Robert Vogler	66	Director	1/8/14	Until the date of removal or resignation

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

Mr. Vos was an Independent Director from 2007 to January 2017 of Avanti Communications Group plc, a public company listed on the London Stock Exchange (LSE:AVN), where he was chairman of its remuneration committee and past chairman of its audit committee.  From June 2005 to June 2010, Mr. Vos was a director of our United Kingdom subsidiary, One Horizon Group plc (formerly SatCom Group Holdings plc) (“One Horizon UK”), and from October 2006 to June 2010 was also Chairman.  From July 2005 to March 2010, One Horizon UK was listed on the Alternative Investment Market of the London Stock Exchange (AIM: SGH).  From October 2008 to October 2010, Mr. Vos served as a director of TerreStar Europe Ltd., a former start-up business seeking to provide mobile satellite services in Europe. From April 2003 to 2009, Mr. Vos was chairman of the Telecommunications and Navigation Advisory Board of the British National Space Centre (subsequently reconstituted as the United Kingdom Space Agency).   From September 2006 to June 2009, Mr. Vos was a director of Avanti Screenmedia Group plc, formerly listed on the London Stock Exchange (LSE:ASG), which provided satellite and other services. Mr. Vos obtained his Bachelor of Arts with Honors in Modern Languages from University of London in 1968, and his Diploma in Management Studies from Kingston Polytechnic in 1973. He is a member of the Institute of Directors.

Robert Law

Mr. Law was appointed as a director on August 28, 2013. Between May 1990 and January 2016, Mr. Law has served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and since 1979 has served as a director of Langdowns.  Also, between May 1990 and January 2016 Mr. Law has been the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services, and has been a member of Southern Business Advisers since 1979.  Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”).  Mr. Law qualified as an ICAEW Chartered Accountant in 1976.

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

Significant Employees

Qingsong  Li

Mr. Li, aged 40, was appointed the General Manager of Horizon Network Technology Co., Ltd at the end of 2012. Mr. Li was the Deputy General Manager of Nanjing ZTEsoft CO., Ltd, in charge of international marketing and national business development from 2008 to 2012. Before that period, he was a Software Engineer(2002-2003), Chief of International Development Team(2003-2004), Deputy Head of International Sales Department(2004-2005) and Head of International Sales Department(2006-2007) of Nanjing ZTEsoft Co., Ltd. Mr. Li graduated from Southeast University, Nanjing with a master degree in System Engineering and Hefei University of Technology with a bachelor degree in Accounting and minor in Computer Science.

Peter Hall

Peter Hall, aged 43, joined One Horizon Group in 2011 and was appointed Chief Information Officer in August 2014. Before joining the Company, he worked at Microsoft within the Premier Field Engineering Division (2008-2011).  Between 2004 and 2008 he worked as a Security Consultant for Atos Origin and a CRM software company, AIT Group plc, between 1998 and 2002. Mr. Hall has held the CISSP certification since 2010. He graduated from the University of Sheffield in 1995 and also holds an MSc (Distinction) Degree from University College London in 2006.

Andrew Le Gear

Dr. Andrew Le Gear, aged 34, joined One Horizon Group in 2013 and was appointed Chief Horizon Architect in September 2015.  Before joining the Company, he worked as a Senior Solutions Architect at Dell Inc. (2012-1013),and as an Equity Trading Software Engineer at Lehman Brothers Inc. and Nomura Plc. (2007-2012).  Prior to this he was co-founder of Juneberi Ltd., a research driven software tech start up (2004-2007). Dr. Le Gear graduated from the University of Limerick in 2003 and again in 2006, with a B.Sc. in Computer Systems and a Ph.D. in Computer Science respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors, and greater than 10% beneficial owners filed on a timely basis reports required by Section 16(a) of the Exchange Act prior to the Share Exchange on November 30, 2012 during the fiscal year ended December 31, 2012. After the Share Exchange, we believe that none of our officers, directors, and beneficial owners with more than 10% shareholding, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2016.

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

•	Our Nominating and Corporate Governance Committee has, among the others, the following authority and responsibilities:

•	To determine and recommend to the Board, the criteria to be considered in selecting nominees for the director;

•	To identify and screen candidate consistent with such criteria and consider any candidates recommended by our stockholders pursuant to the procedures described in our proxy statement or in accordance with applicable laws, rules and regulations and provisions of our charter documents.

•	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

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

•	The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.

•	The compensation committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the compensation committee or said group.

•	The Company must provide for appropriate funding, as determined by the compensation committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the compensation committee or said group.

•	The compensation committee select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee or said group, other than in-house legal counsel, only after conducting an independence assessment with respect to the adviser as provided for in the Act.

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

•	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Collin’s continuation in the combined role of the Acting Chairman and Chief Executive Officer is in the best interest of the stockholders.

•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

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

Summary Compensation Table: Executives

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Collins, CEO (1)	Year ended 12/31/16	360,000	0	0	0	0	0	0	360,000

	Year ended 12/31/15	360,000	0	0	357,000	0	0	0	717,000

Martin Ward, CFO(2)	Year ended 12/31/16	254,000	0	0	0	0	0	0	254,000
	Year ended 12/31/15	287,000	0	0	0	0	0	0	287,000

(1)	Mr. Collins was appointed our Chief Executive Officer effective July 28, 2014 and our chief technology officer effective November 30, 2012. For the two years ended December 31, 2016, Mr. Collins was paid predominately in US Dollars.

(2)	Mr. Ward was appointed our Chief Financial Officer effective November 30, 2012. For the period ended December 31, 2016, Mr. Ward was paid predominately in British pounds, with conversion rate of £1.00 = $1.351, which rate represents the average exchange rate for that period. For the period ended December 31, 2015, Mr. Ward was paid predominately in British pounds (GBP 1 = USD 1.5288).

Pension Benefit

None during the periods covered in this Report.

Nonqualified Deferred Compensation

None during the periods covered in this Report.

Retirement/Resignation Plans

None during the periods covered in this Report.

Outstanding Equity Awards at 2016 Year-End

As of the year ended December 31, 2016, there were unexercised options to purchase an aggregate of 364,000, shares of common stock that were not vested held by any of the Company’s named executive officers.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2016, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Brian Collins	360,000	0	0	0	0	0	360,000
Robert Law	16,000	0	0	0	0	0	16,000
Richard Vos	16,000	0	0	0	0	0	16,000
Martin Ward	254,000	0	0	0	0	0	254,000
Robert Vogler	18,000	0	0	0	0	0	18,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 3, 2017 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of  April 3, 2017, we had 37,316,714 shares of Common Stock issued and outstanding.

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

Name of Person or Group	Amount And Nature of Beneficial Ownership(1)	Percent

Principal Stockholders:

Alexandra Mary Johnson 44 Fairway Lakes Village Fritton, Great Yarmouth, NR31 9EY United Kingdom	1,942,666	5.3%

Adam Christe Thompson 547A Wellington Road Crisfield, MD 21817	1,942,666	5.3%

Mark White(2)	4,262,397	11.6%

Named Executive Officers and Directors:

Brian Collins	6,247,074	16.9%

Martin Ward	3,059,609	8.3%

Richard Vos	20,413	*

Nicholas Carpinello	10,700	*

Robert Law	10,684	*

Robert Vogler	205,284	*
All Executive Officers and Directors as a Group (6 persons):	9,553,764	25.9%

*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.
(2)	Mr. White was appointed our chief executive officer effective November 30, 2012 and resigned on July 24, 2014 due to personal reasons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2016	2015
Loans due to stockholders
Due within one year	$-	$-
Long-term	2,343	2,354
	$2,343	$2,354

The balance of $2,343,000 matures on April 1, 2018 and bears no interest.

In the quarter ended March 31, 2015 the Company entered into a sales contract in the normal course of business with a customer (Horizon Latin America) which the Company holds minority ownership interest. The customer purchased perpetual software license for $500,000. The Company owns a cost based investment interest of 10% in the customer with limited voting rights or board representation.

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

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2),we currently have four independent directors, Nicholas Carpinello, Robert Law, Robert Vogler and Richard Vos. The audit committee is comprised of Nicholas Carpinello (chair), Robert Law and Richard Vos, the compensation committee is comprised of Nicholas Carpinello, Robert Law (chair) and Richard Vos, and the corporate governance/nominating committee is comprised of Nicholas Carpinello, Robert Law and Richard Vos (chair), all of whom are independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by Peterson Sullivan LLP (“Peterson”) and Cherry Bekaert LLP (“Cherry”) for the years ended December 31, 2016 and 2015 were as follows:

Services Provided	2016	2015
Audit Fees	$167,000	$150,000
Audit Related Fees	0	30,000
Tax Fees	0	0
All Other Fees	0	0
Total	$167,000	$180,000

Audit Fees

Audit fees billed by Peterson, the Company’s prior independent registered public accounting firm, and by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Audit-related fees billed in 2015 were for the work undertaken in respect of amendments to the 2015 consolidated financial statements.

Tax Fees

There were no tax fees billed or accrued during the Reported Periods.

All Other Fees

There were no other fees billed or accrued during the Reported Periods.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or non audit activities, the engagement is approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

Item 3	Articles of Incorporation and Bylaws

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3. 2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3. 3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3. 4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location
Item 10	Material Contracts

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

Common Stock Purchase Warrant dated May 1, 2013

10.6	Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.12	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.13	Form of Class B Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.14	Form of Class A Warrant	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

10.15	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.16	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.17	Form of Convertible Debenture	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.18	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.19	Form of Amended and Restated Class C Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.20	Form of Amended and Restated Class D Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.21	Form of Amended and Restated Performance Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.22	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from the Current Report on Form 8-K filed on January 23, 2015

10.23	Indemnification Agreement between the Company and Brian Collins	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.24	Indemnification Agreement between the Company and Martin Ward dated	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

Exhibit Number	Title of Document	Location
Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

14.2	Insider Trading Policy	Incorporated by reference from the Registration Statement on Form S-1 filed February 5, 2015

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report

Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: April 10, 2017	By:	/s/ Brian Collins
Brian Collins
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 10, 2017

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
Richard Vos
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

One Horizon Group, Inc.

Limerick, Ireland

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the 2015 consolidated financial statements have been restated to correct a misstatement.

/s/ Cherry Bekaert LLP

Tampa, Florida

Date: April 10, 2017

ONE HORIZON GROUP, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands, except share data)

	2016	2015
		(As Restated, note 12)
Assets
Current assets:
Cash	$260	$1,772
Accounts receivable, net	1,208	1,760
Other assets	472	402
Total current assets	1,940	3,934

Property and equipment, net	42	96
Intangible assets, net	8,407	9,823
Investments	17	18

Total assets	$10,406	$13,871

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$364	$223
Accrued expenses	206	220
Accrued compensation	156	18
Income taxes payable	90	90
Convertible debenture, net	3,068	-
Current portion of long-term debt	-	5
Total current liabilities	3,884	556

Long-term liabilities
Long term debt, net of current portion	-	-
Amount due to related parties	2,343	2,354
Convertible debenture	-	2,636
Deferred income taxes	172	215
Mandatorily redeemable preferred shares	62	73
Total liabilities	6,461	5,834

Stockholders' Equity
One Horizon Group, Inc. stockholders' equity
Preferred stock: $0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares	1	1
Common stock: $0.0001 par value, authorized 200,000,000 shares, issued and outstanding 35,147,283 (2016)and 33,281,069 (2015)	4	3
Additional paid-in capital	37,501	36,070

Retained Earnings (Deficit)	(33,590)	(28,001)
Accumulated other comprehensive income/(loss)	29	(36)
Total stockholders' equity	3,945	8,037
Total liabilities and stockholders' equity	$10,406	$13,871

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

(in thousands, except per share data)

	Years ended December 31,
	2016	2015
		(As Restated, note 12
Revenue	$1,615	$1,532
Cost of revenue
Hardware, calls and network charges	98	116
Amortization of intangibles	2,010	2,111
	2,108	2,227
Gross deficit	(493)	(695)

Expenses:
General and administrative	3,267	3,326
Increase in Allowance for doubtful accounts	455	934
Depreciation	59	67
Research and development	605	579
	4,386	4,906

Loss from operations	(4,879)	(5,601)

Other income and expense:
Interest expense	(712)	(722)
Interest expense - related parties	-	(2)
Gain on settlement of lease	-	36
Foreign currency exchange	9	(29)
Interest income	-	2
	(703)	(715)

Loss from continuing operations before income taxes	(5,582)	(6,316)
Income taxes benefit	(43)	(20)
Net loss	(5,539)	(6,296)

Loss attributable to non-controlling interest	-	(50)
Net loss attributable to One Horizon Group, Inc.	(5,539)	(6,246)
Less: Preferred dividends	(50)	(100)
Net loss attributable to One Horizon Group, Inc. Common stockholders	$(5,589)	$(6,346)

Earnings per share
Basic and diluted net loss per share	$(0.16)	$(0.18)
Weighted average number of shares outstanding
Basic and diluted	35,411	33,996

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2016 and 2015

(in thousands)

	Years ended December 31,
	2016	2015
		(As Restated, note 12
Net loss	$(5,539)	$(6,296)
Other comprehensive (loss):
Foreign currency translation adjustment gain (loss)	65	(99)
Comprehensive loss	(5,474)	(6,395)
Comprehensive loss attributable to the non-controlling interest	-	(50)

Total comprehensive loss	$(5,474)	$(6,345)

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2016 and 2015

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2014 (Restated, note 12)	171	$1	33,282	$3	$32,163	$(214)	$(21,655)	$63	$291	$10,652
Net loss							(6,246)		(50)	(6,296)
Foreign currency translations								(99)		(99)
Preferred dividends							(100)			(100)
Amortization of deferred compensation						214				214
Options issued for services					660					660
Common Stock issued for cash			1,866		3,266					3,266
Contribution of shares of subsidiary					241				(241)	-
Costs of financing					(391)					(391)
Amounts owing to related party forgiven					131					131

Balance December 31, 2015 (restated, note 12)	171	$1	35,148	$3	$36,070	$-	$(28,001)	$(36)	$-	$8,037

Net loss							(5,539)			(5,539)
Foreign currency translation								65		65
Preferred dividends							(50)			(50)
Issuance of common stock for cash			1,374	1	524					525
Common Stock issued for services			347		204					204
Options issued for services					703					703
Balance December 31, 2016	171	$1	36,869	$4	$37,501	$-	$(33,590)	$29	$-	$3,945

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

(in thousands)

	Years ended December 31,
	2016	2015
		(As Restated, note 12
Cash used in operating activities:
Operating activities:
Net loss for the year	$(5,539)	$(6,246)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	59	67
Amortization of intangible assets	2,010	2,111
Increase in allowance for doubtful accounts	455	934
Amortization of debt issue costs	132	132
Amortization of beneficial conversion feature	100	101
Amortization of debt discount	200	199
Amortization of deferred compensation	-	214
Amortization of shares issued for services	47	-
Gain on settlement of lease	-	(36)
Options issued for services received	703	660
Common shares issued for services received	70	-
Net loss attributable to non-controlling interest	-	(50)
Changes in operating assets and liabilities:
Accounts receivable	96	(50)
Other assets	18	174
Accounts payable and accrued expenses	389	(302)
Income taxpayable	-	(3)
Deferred income taxes	(43)	(20)

Net cash used in operating activities	(1,303)	(2,115)

Cash used in investing activities:

Acquisition of intangible assets	(467)	(1,063)
Acquisition of property and equipment	(8)	(9)
Net cash used in investing activities	(475)	(1,072)

Cash flow from financing activities:

Decrease in long-term borrowing, net	(5)	(144)
Cash proceeds from issuance of common stock	400	2,875
Preferred dividends paid	(50)	(100)
Repayments to related parties	(11)	(844)
Net cash provided by financing activities	334	1,787

Decrease in cash during the year	(1,444)	(1,400)
Foreign exchange effect on cash	(68)	-
Cash at beginning of the year	1,772	3,172
Cash at end of the year	$260	$1,772

See accompanying notes to consolidated financial statements.

F-6

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2016 and 2015

(in thousands)

	Year ended December 31,
	2016	2015

Interest paid	$209	$216
Non-cash transactions:
Common stock issued for services provided	204	-
Common stock issued for settlement of accrued compensation	125	-

See accompanying notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc., (the “Company” or “Horizon”) develops proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provides it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. In addition, the Company either sells related user licenses and software maintenance services to or enters into revenue sharing agreements with telecommunication companies. Horizon, through its Chinese company Suzhou Aishuo Network Information Co. Ltd., provides the Aishuo App to end user customers through App stores based in China. Our Aishuo customers purchase call credits for Public Service Telephone Network (PSTN) access using a variety of Chinese on-line payment services including Union Pay and Apple Pay.

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (“HNT”). In addition, included in the consolidated financial statements as of and for the years ended December 31, 2016 and 2015, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements (Note 3).

During the year ended December 31, 2015, the minority parties which held ownership interests in HNT returned their shareholdings to HNT such that HNT is now fully owned by the Company. The amount of net loss attributable to the Company and the non-controlling interest, up to the time that the shareholdings were returned, are both presented in the Consolidated statement of operations.

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

As we continue to pursue our operations and our business plan, we expect to incur further losses in 2017 which when combined with our continued investment in our intellectual property, will generate negative cash flows. As of December 31, 2016, the Company did not have any available credit facilities. As a result, we are in the process of seeking new financing by way of sale of either convertible debt or equities. Whilst we have been successful in the past in obtaining the necessary capital to support our investment and operations there is no assurance that we will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, we are unable to obtain sufficient additional funding when needed in order to fund our ongoing research and development activities as well as our operations, we would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate the Company. As a result, our auditors’ report for our 2016 Financial Statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern”.

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

Accounts Receivable

Accounts receivable result primarily from sale of software and licenses to customers and are recorded at their principal amounts. The categories of sales and receivables and their terms of payment are as follows:

a)	Master License Agreement (“Agreement”) deposits – Deposits are payable in accordance with the terms of the Agreement. Payment terms may vary from Agreement to Agreement, with payment due generally within 30 days of the execution of an Agreement.

b)	Software consultancy and hardware fees – The terms of payment are fixed terms, with payment normally due within stated terms, normally 30 days from the date of the invoice.

c)	Maintenance and operational fees and end user licenses fees – Payments vary from customer to customer. For customers who have not entered into a revenue share agreement, the terms of payment are fixed and payment is due within stated terms, normally 30 days from the date of the invoice. For customers who have entered into a revenue share agreement, the Company will receive an agreed proportion of a customer’s revenue from the customer’s operation of the Horizon service. The proportion of a customer’s revenue received is used to pay the receivable balance until the balance is paid.

Receivables are generally unsecured. Account balances are charged off against the allowance when the Company determines that certain receivable will probably not be recovered.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2016 and December 31, 2015, two customers accounted for 61% and 51%, respectively, of the accounts receivable balance.

Property and Equipment

Property and equipment is primarily comprised of equipment that is recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives of between 3 and 5 years.

Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Intangible Assets

Intangible assets include software development costs and customer lists and are amortized on a straight-line basis over the estimated useful lives of five years for customer lists and ten years for software development. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company. Based on these valuations, no impairment charges were recognized during either of the years December 31, 2016 or 2015.

The Company expenses software development costs as incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Judgement is required in determining when technical feasibility of a product is established. The Company has determined that after technological feasibility for software products is reached, the Company continues to address all high risk development issues through coding and testing prior to release of the products to customers. The amortization of these costs is included in cost of revenue over the estimated life of the products.

During the years ended December 31, 2016 and 2015 software development costs of $467,000 and $1,063,000 respectively, have been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015 the Company recorded no impairment losses related to the Company’s long-lived assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

•	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized at date of invoices raised for installments due under the agreement, unless payment terms exceed one year, as described below, presuming all other relevant revenue recognition criteria are met. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

•	Revenue for user licenses purchased by customers is recognized when the user license is delivered.

•	Revenue for maintenance services is recognized over the period of delivery of the services.

•	Effective October 1, 2014, the Company amended certain existing customer contracts with respect to the terms under which those customers would pay the Company for perpetual licenses, user licenses and maintenance services provided by the Company. Existing customer contracts required payments for maintenance services to be made based on contractually specified fixed amounts, which were billed regularly through September 2014. Through that date the Company recorded revenue for licenses and maintenance services when those licenses and services were billed. Revenue for user licenses was recorded as earned and revenue for maintenance services was recorded based on a fixed annual fee, billed quarterly. The Company has modified the payment terms under certain of those existing customer contracts by entering into Revenue Sharing agreements with those customers. Under the terms of these Revenue Sharing agreements, future payments will be due from the customer when that customer has generated revenue from its customers who subscribe to use the Horizon products and services. Hosted services are offered to customers on revenue share arrangements whereby the Company can provide fully terminated services and sells vouchers for minutes which can be resold by the customer. Sales for this service are recognized when the supply is made and the invoice raised.

Effective October 1, 2014 revenue has been recorded by the Company when it invoices the customer for the revenue share due to the Company. Certain customers who entered into revenue sharing arrangements had outstanding balances due to the Company as of September 30, 2014, which balances were included in accounts receivable as at that date. Payments received after September 30, 2014, from those customers under revenue sharing agreements have been applied to the customer’s existing accounts receivable balances first. For those customers having balances due at September 30, 2014, revenue related to perpetual and user licenses and maintenance services are recorded only after existing accounts receivable balances are fully collected.

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

During the year ended December 31, 2016 $1,175,000 or 73% of the Company’s revenue was concentrated in the hands of one major customer. During the year ended December 31, 2015, $1,205,000 or 79% of the Company’s revenue was concentrated in the hands of two customers.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred. Advertising costs incurred during the years ended December 31, 2016 and 2015 were $39,000 and $30,000, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products, significant enhancements to existing products, and the portion of costs of development of internal-use software required to be expensed.  Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. The Company expensed research and development costs in the years ended December 31, 2016 and 2015 of $605,000 and $579,000, respectively.

Debt Issue Costs

In accordance with the ASU No. 2015-03 the debt issue costs related to long-term debt are shown as a reduction of debt outstanding and amortized over the term of the related debt using the effective interest method.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings if not filed contain penalties. The Company is currently addressing this issue with advisors to determine the amount, if any, of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss, if any. Accordingly no liability has been recorded in the accompanying consolidated balance sheets in respect of this matter

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2016 and 2015, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share comparisons.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on it consolidated financial statements.

Note 3. Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd. (“Aishuo”) through various contractual arrangements. As a result of this control, one hundred percent of the operations, assets, liabilities and cash flows of Aishuo have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations, prior to eliminations in consolidation, of Aishuo are as follows: (in thousands)

	December 31	December 31
	2016	2015

Assets	$5	$43
Intercompany receivables/(payables)	(355)	(123)
Other liabilities	(12)	(60)
Revenue	224	56
Net Loss	(292)	(286)

Note 4. Property and Equipment, net

Property and equipment consist of the following: (in thousands)

	December 31	December 31
	2016	2015

Equipment	$285	$291
Less accumulated depreciation	(243)	(195)
Property and equipment, net	$42	$96

Note 5. Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. (in thousands)

	December 31	December 31
	2016	2015

Horizon software	$18,634	$17,879
ZTEsoft Telecom software	438	469
Customer lists	885	885
	19,957	19,233
Less accumulated amortization	(11,550)	(9,410)
Intangible assets, net	$8,407	$9,823

Amortization of intangible assets for each of the next four years is estimated to be approximately $2,100,000 per year

Note 6. Convertible Debenture

In December 22, 2014 the Company closed a private placement of $3,500,000 under Regulation S whereby we issued to an investor a convertible debenture that is convertible into 1,555,556 shares of common stock, Class C warrant to purchase 388,889 shares of common stock, Class D warrant to purchase 388,889 shares of common stock and the potential for performance warrants.

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

Proceeds received in 2014 from the convertible debentures were allocated between the convertible debenture and warrants based on their relative fair values. The resulting debt discount is amortized using the effective interest method over the life of the debentures. The relative fair value of Class C and Class D warrants resulted in a discount of $598,500 at the date of issuance. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible debentures was determined to result in a beneficial conversion feature. The beneficial conversion feature has a relative fair value of $302,994 at the date of issuance and is being amortized over the life of the convertible debenture. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debentures. The amortization of the debt discount is included in interest expense in the consolidated statements of operations.

A total of 1,555,556 shares of common stock have been reserved for the potential conversion of the convertible debenture.

Note 7. Related-Party Transactions

Amounts due to related parties include the following: (in thousands)

	December 31	December 31
	2016	2015

Loans due to stockholders (current officers and directors)	$2,343	$2,354

At December 31, 2016, $2,343,000 of related party debt was outstanding and will mature on April 1, 2018, which is unsecured and is interest free.

In the quarter ended March 31, 2015 the Company entered into a sales contract in the normal course of business with a customer (Horizon Latin America) which the Company holds minority ownership interest. The customer purchased perpetual software license for $500,000. As at December 31, 2015 Horizon Latin America owed the Company $250,000 (2015: $400,000)

The Company owns a cost based investment interest of 10% in the customer with limited voting rights or board representation.

Note 8. Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

The holders of Series A Preferred Stock were entitled to receive cumulative dividends during a period of twenty-four (24) months from and after the Issuance Date (the “Dividend Period”). The Dividend Period ended on July 21, 2016. During the Dividend Period for each outstanding share of Series Preferred Stock, dividends were payable quarterly in cash, at the rate of 10% per annum on or before each ninety (90) day period following the Issuance Date (each a “Dividend Payment Date”), with the first Dividend Payment Date to occur promptly following the three month period following the Issuance Date, and continuing until the end of the Dividend Period. Following the expiration of the Dividend Period, the holders of Series A Preferred Stock shall not be entitled to any additional dividend payment or coupon rate.

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

170,940 shares of Series A preferred stock are issued and outstanding as of December 31, 2016.

Mandatorily Redeemable Preferred Shares (Deferred Stock)

The Company’s subsidiary OHG has in issue 50,000 shares of deferred stock, par value of £1 to third parties. These shares are non-voting, non-participating, redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the year ended December 31, 2016 the Company:

•	issued 200,000 shares of common stock for services to be provided with a fair value of $133,960
•	issued 1,018,925 shares of common stock for cash proceeds of $400,000
•	issued 45,000 shares of common stock for services received with a fair value of $33,750
•	issued 457,366 shares of common stock in part settlement of accrued compensation in the amount of $160,535

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

Stock Purchase Warrants

At December 31, 2016, the Company had reserved 3,898,941 shares of its common stock for the following outstanding warrants:

Number of Warrants	Weighted average exercise price	Expiry	Intrinsic value

3,898,941	2.73	To December 2019	-

During the year ended December 31, 2016 160,000 warrants were forfeited, 764,195 warrants were issued and none exercised.

If, at the time of exercise of warrants issued pursuant to the financing of August 2015, wherein a total of 933,107 warrants were issued, that the shares issued upon exercise are not able to be included in a registration statement then the holder may request that the warrants so exercised be done on a cashless basis.

Note 9. Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There are 3,000,000 shares of common stock available for granting awards under the 2013 Plan. Each year, commencing 2014, until 2016, the number of shares of common stock available for granting awards shall be increased by the lesser of 1,000,000 shares of common stock and 5% of the total number of shares of common stock outstanding. On each of January 1, 2014, 2015 and 2016 the number of shares available for granting awards under the 2013 Plan has been increased by 1,000,000 shares.

There have been no options issued in the year ended December 31, 2016.

A summary of the 2013 Plan for the years ended December 31, 2015 and 2016, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2015	500,000	$4.54
Options issued	564,000	1.09
Options forfeited	(120,000)	4.54
Outstanding at December 31, 2015	944,000	$2.48
Options forfeited	(96,500)	2.52
Outstanding at December 31, 2016	847,500	2.47

As at December 31, 2016 there was unrecognized compensation expense of approximately $167,000 to be recognized over the remaining vesting periods.

At December 31, 2016, 4,936,000 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

Prior to the 2013 Plan the Company issued stock options to employees “Other Stock Options”.

A summary of the Company’s other stock options for the years ended December 31, 2015 and 2016, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2015	584,650	$0.53
Options issued	291,900	$0.53
Options forfeited	(850)	$0.51
Outstanding at December 31, 2015	875,700	$0.53
Options issued	-	-
Options forfeited	-	-
Outstanding at December 31, 2016	875,700	$0.53

As of December 31, 2016 there was unrecognized compensation expense of approximately $64,000, related to Other Stock Options, to be recognized over the remaining vesting period.

The following table summarizes all stock options outstanding at December 31, 2016:

	Number	Average	Number	Intrinsic
	Outstanding	Remaining	Exercisable	Value
	at	Contractual	at	at
	December 31,	Life	December 31,	December 31,
Exercise Price	2016	(Years)	2016	2016

$0.53	291,900	3.50	291,900	-
0.53	291,900	5.50	291,900	-
0.53	291,900	8.75	291,900	-
4.54	340,000	7.00	-	-
1.09	507,500	8.50	-	-
Total	1,723,200		875,700	-

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.

The assumptions used in calculating the grant date fair value of options and other stock options granted during the year ended December 31, 2015 were as follows:

•	Risk free interest rate	2.50%
•	Expected term	2–3 years
•	Volatility	95–123%
•	Dividend	–
•	forfeiture rate	0–30%

Note 10. Income Taxes

Income tax benefit of $43,000 and $20,000 in 2016 and 2015, respectively, is recognized for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. The difference between the U.S. statutory federal tax rate of 34% in 2016 and 2015 and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax the differential on losses in foreign countries.

Deferred Tax Assets

The Company’s United Kingdom subsidiary has non-capital losses of approximately $10.9 million available for future deductions from taxable income derived in the United Kingdom, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the combined financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates namely United Kingdom, Switzerland, Ireland, China and Hong Kong. The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2016	2015

Deferred tax assets
Net operating loss carryforwards - International	6,097	4,527
Valuation allowance	(6,097)	(4,527)
Net deferred tax assets	$-	$-

The increase in the valuation allowance was $529,000 for the year ended December 31, 2016 and $449,000 for the year ended December 31, 2015.

Note 11. Commitments and Contingencies

Contractual Commitments

The Company incurred rent expense of $63,000 and $86,000, respectively, for the years ended December 31, 2016 and 2015.

There are no minimum contractual lease commitments in excess of one year from December 31, 2016.

Legal Proceedings

Since 2014 the Company has been involved in legal proceedings with Broadband Satellite Services Limited (“BSS”) to whom we sold had sold former subsidiaries in 2012.  In December 2016 the parties agreed to drop their respective claims and counterclaims without any payment required to paid by either party. As a result the Company has written off receivable amounts due by BSS totaling approximately $455,000 in the Company’s books having provided previously an amount totaling approximately $605,000 against the original unpaid sales invoices.

Note 12. Restatements

In the first quarter of 2017, management’s working with the Company’s advisers and auditors’ reviewed the pace of rollout of the Company’s licensed software with respect to revenue share customers over the previous two years. Based on the review and the slower than forecasted commercial roll out by some of the customers during the past two years management determined that the timing of the write off of slow paying account receivable balances should be altered. Accordingly the previously reported balances as outlined below have been restated. As a result, the allocation of the provision for uncertain accounts receivable made in 2015 and 2016 was restated as follows.

Annual Balance Sheet data:

	December 31, 2014		December 31, 2015
	As reported	As restated	As reported	As restated
	$000’s	$000’s	$000’s	$000’s

Accounts receivable	9,072	2,644	3,560	1,760
Total current assets	12,820	6,392	5,734	3,934
Total assets*	24,406	17,978	15,934	14,134
Retained earnings deficit	(15,227)	(21,655)	(26,201)	(28,001)
Total stockholders’ equity	17,080	10,652	9,837	8,037

Quarterly Balance Sheet data:

	March 31, 2015		June 30, 2015		September 30, 2015
	As reported	As restated	As reported	As restated	As reported	As restated
	$000’s	$000’s	$000’s	$000’s	$000’s	$000’s

Accounts receivable current portion	5,879	2,567	5,448	2,476	3,811	2,510
Total current assets	8,386	5,074	6,887	3,915	6,903	5,206
Accounts receivable, net of current portion	3,116	0	3,456	0	5,127	0
Total assets*	23,024	16,596	21,823	15,395	22,870	16,442
Retained earnings deficit	(16,185)	(22,613)	(17,758)	(24,186)	(19,386)	(25,814)
Total stockholders’ equity	16,305	9,877	15,287	8,859	16,321	9,893

	March 31, 2016		June 30, 2016		September 30, 2016
	As reported	As restated	As reported	As restated	As reported	As restated
	$000’s	$000’s	$000’s	$000’s	$000’s	$000’s

Accounts receivable current portion	3,058	1,258	2,963	1,163	3,037	1,237
Total current assets	5,114	3,314	4,552	2,752	3,840	2,040
Total assets*	14,943	13,143	13,806	12,006	12,793	10,993
Retained earnings deficit	(27,484)	(29,284)	(28,927)	(30,727)	(30,420)	(32,220)
Total stockholders’ equity	9,114	7,314	7,795	5,995	6,586	4,786

* = Prior to giving effect to the implementation of ASU 2015-03 (Note 2).

Statement of operations data:

	December 31, 2015
	As reported	As restated
	$000’s	$000’s

Increase in allowance for doubtful accounts	5,562	934
Loss from operations	(10,229)	(5,601)
Loss from operations before income taxes	(10,944)	(6,316)
Net loss for the year	(10,924)	(6,296)
Net loss for the year attributable to One Horizon Group, Inc	(10,874)	(6,246)
Net loss attributable to One Horizon Group Inc common stockholders	(10,974)	(6,346)
Earnings per share – basic	$(0.32)	$(0.18)
Earnings per share – diluted	$(0.30)	$(0.16)

There was no impact of the restatement on the previously reported quarterly income statements during the years ended December 31, 2015 and 2016 as previously filed on Form 10-Q as the allowance was initially recorded the fourth quarter of each year. Accordingly such information has not been presented in this restatement

Note 13. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo. For the years ended December 31, 2016 and 2015 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas: (in thousands)

	Year ended December 31,
	2016	2015

China	$224	$57
Rest of Asia	1,325	900
Europe and Russia	48	25
The Americas	7	550
	$1,615	$1,532

Note 14. Subsequent events

On February 28, 2017, One Horizon Group, Inc. (the “Company”)  received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) Listing Qualifications Staff (the “Staff”) stating that the Staff has determined, unless the Company timely requests an appeal of the Staff’s determination, before Nasdaq’s Hearing Panel (the “Panel”), by March 7, 2017, to delist the Company’s common stock from the Nasdaq Capital Market because the Company is not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price”) for continued listing set forth in the Nasdaq Listing Rule 5550(a)(2). The Company filed a request for a hearing before the Panel, on March 2, 2017, which request will stay any delisting or suspension action by the Staff pending the issuance of the Panel’s decision and the expiration of any extension granted by the Panel.

On March 3, 2017, the Staff informed the Company that they were granted a hearing to be held on April 20, 2017 (the “Hearing”). As such, the delisting action, referenced above, has been stayed, pending a final written decision by the Panel at the Hearing.

At the Hearing, the Company will present its plan to regain compliance with the Minimum Bid Price by effecting a reverse stock split. On March 3, 2017, the Company filed a preliminary proxy statement with the Securities and Exchange Commission in connection with special meeting of stockholders (the “Stockholders’ Meeting”) to be held on April 14, 2017.  One of the proposals being submitted to a vote of the stockholders at the Stockholders’ Meeting is the approval of a 6 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock. Management believes that effecting the reverse stock split will allow the Company’s common stock to regain compliance with Nasdaq Listing Rule 5550(a)(2), which should allow the Company’s common stock to continue to trade on the Nasdaq Capital Market. Assuming the reverse stock split proposal is approved by the Company’s stockholders, the Company’s board of directors currently intends to effect the reverse stock split, unless it determines that doing so would not have the desired effect of satisfying the Minimum Bid Price requirement.

