Form 10-Q
period 2017-03-31
One Horizon Group, Inc.
filed 2017-05-12
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes    ☐   No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 11, 2017, 6,220,492 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2017, we completed a reverse stock split in which each six (6) shares of our common stock were automatically combined into and became one (1) share of our common stock. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-six reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-Q have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash	$262	$260
Accounts receivable, net	982	1,208
Other assets	485	471
Total current assets	1,729	1,939

Property and equipment, net	36	42
Intangible assets, net	7,883	8,407
Investment	17	17

Total assets	$9,665	$10,405

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$352	$364
Accrued expenses	404	206
Accrued compensation	228	156
Income taxes	90	90
Convertible debenture, net	3,177	3,068
Total current liabilities	4,251	3,884

Long-term liabilities
Amount due to related parties	2,343	2,343
Deferred income taxes	161	172
Mandatorily redeemable preferred shares	62	62
Total liabilities	6,817	6,461

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000 shares; issued and outstanding 170,940 shares	1	1
Common stock:
$0.0001 par value, authorized 33,333,333 shares; issued and outstanding 6,236,729 shares as of March 31,2017 (December 2016 – 6,144,762)	4	4
Additional paid-in capital	37,859	37,501
Accumulated deficit	(34,875)	(33,591)
Accumulated other comprehensive income (loss)	(141)	29
Total stockholders' equity	2,848	3,944
		-
Total liabilities and stockholders’ equity	$9,665	$10,405

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(in thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2017	2016

Revenue	$373	$609

Cost of revenue - Hardware	2	26
- Amortization of intangibles	500	512
	502	538

Gross margin	(129)	71

Expenses:
General and administrative	846	964
Depreciation	8	15
Research and development	134	188
	988	1,167

Loss from operations	(1,117)	(1,096)

Other income and expense:
Interest expense	(179)	(180)
Foreign exchange	1	7
	-
	(178)	(173)

Loss before income taxes	(1,295)	(1,269)

Income taxes benefit	11	11

Net loss for the period	(1,284)	(1,258)

Less: Preferred Dividends	-	(25)

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(1,284)	$(1,283)

Loss per share attributable to One Horizon Group, Inc. stockholders

Basic and diluted net loss per share	$(0.21)	$(0.22)

Weighted average number of shares outstanding
Basic and diluted	6,176	5,857

See accompanying notes to condensed consolidated financial statements.

5

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2017 and 2016

(in thousands)

(unaudited)

	Three Months ended March 31,
	2017	2016

Net loss	$(1,284)	$(1,258)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	(170)	372
Comprehensive loss	(1,454)	(886)

Total comprehensive loss	$(1,454)	$(886)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2017

(in thousands)

(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance December 31, 2016	171	$1	6,145	$4	$37,501	$(33,591)	$29	$3,944

Net loss						(1,284)		(1,284)
Foreign currency translations							(170)	(170)
Shares issued for services			92		176			176
Options issued for services					59			59
Warrants issued for services					123			123

Balance March 31, 2017	171	$1	6,237	$4	$37,859	$(34,875)	$(141)	$2,848

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(in thousands)

(unaudited)

	2017	2016
Cash flows from operating activities:

Net loss for the period	$(1,284)	$(1,258)

Adjustment to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8	15
Amortization of intangible assets	500	512
Increase in allowance for doubtful accounts	-	100
Amortization of debt issue costs	34	33
Amortization of beneficial conversion feature	25	25
Amortization of debt discount	50	50
Amortization of shares issued for services	22	-
Shares issued for services	176	-
Warrants issued for services	123	-
Options issued for services	59	188
Changes in operating assets and liabilities:
Accounts receivable	226	402
Other assets	(36)	(71)
Accounts payable and accrued expenses	258	(106)
Deferred income taxes	(11)	(11)

Net cash provided by (used in) operating activities	150	(121)

Cash flows from investing activities:

Acquisition of intangible assets	(129)	(116)
Acquisition of property and equipment	(2)	(2)

Net cash (used in) investing activities	(131)	(118)

Cash flows from financing activities:

(Decrease) in long-term borrowing, net	-	(3)
Dividends paid	-	(25)

Net cash used in financing activities	-	(28)

Increase (Decrease) in cash during the period	19	(267)
Foreign exchange effect on cash	(17)	78

Cash at beginning of the period	260	1,172

Cash at end of the period	$262	$1,583

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 10, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (“HNT”). In addition, included in the consolidated financial statements as of and for the three months ended March 31, 2017 are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements .

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2.  Summary of Significant Accounting Policies

Liquidity and Capital Resources

As we continue to pursue our operations and our business plan, we expect to incur further losses in 2017, which when combined with our continued investment in our intellectual property, will generate negative cash flows. As of March 31, 2017, the Company did not have any available credit facilities. As a result, we are in the process of seeking new financing by way of sale of either convertible debt or equities. Whilst we have been successful in the past in obtaining the necessary capital to support our investment and operations there is no assurance that we will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, we are unable to obtain sufficient additional funding when needed in order to fund our ongoing research and development activities as well as our operations, we would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report dated April 10, 2017, regarding our 2016 financial statements.

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

Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2017 and December 31, 2016, two customers accounted for 55% and 61%, respectively, of the accounts receivable balance.

Intangible Assets

Intangible assets include software development costs and customer lists and are amortized on a straight-line basis over the estimated useful lives of five years for customer lists and ten years for software development. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company. Based on these valuations, no impairment charges were recognized during the three months ended March 31, 2017.

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

During the three months ended March 31, 2017 and 2016 software development costs of $129,000 and $116,000 respectively, have been capitalized.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

●	Software and licenses – revenue from sales of perpetual licenses to telecom entities is recognized when payments are due under extended payment term arrangements. Revenue from sales of perpetual licenses to other entities is recognized over the agreed collection period.

●	Revenue for user licenses purchased by customers is recognized when the user license is delivered.

●	Revenue for maintenance services is recognized over the period of delivery of the services.

●	Revenues from Aishuo retail sales are recognized when the Public Switched Telephone Network (“PSTN”) calls and texts are made.

For purposes of revenue recognition for perpetual licenses, the Company considers payment terms exceeding one year as a presumption that the fee in the transaction is not fixed and determinable.

During the three months ended March 31, 2017, $287,000 or 30% of the Company’s revenue was concentrated in the hands of one major customer. In the three months ended March 31, 2016 the equivalent amount was $523,000 or 86% of the revenue.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings if not filed contain penalties. The Company is currently addressing this issue with advisors to determine the amount, if any, of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss, if any. Accordingly no liability has been recorded in the accompanying condensed consolidated balance sheets in respect of this matter

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the three month periods ended March 31, 2017 and 2016, outstanding stock options, warrants and convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3.  Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized straight line over the related asset’s pattern of economic benefit.(in thousands)

	March 31	December 31
	2017	2016

Horizon software	$18,400	$18,634
ZTEsoft Telecom software	441	438
Contractual relationships	885	885
	19,726	19,957
Less accumulated amortization	(11,843)	(11,550)

Intangible assets, net	$7,883	$8,407

Amortization of intangible assets for each of the next five years is estimated to be $2,100,000 per year

Note 4.  Related-Party Transactions

At March 31, 2017, $2,343,000 of related party debt was outstanding and will mature on April 1, 2018, which is unsecured and is interest free.

In March 2015 the Company entered into a sales contract in the normal course of business with a customer (Horizon Latin America) in which the Company holds minority ownership interest. The customer purchased perpetual software license for $500,000. As at March 31, 2017 Horizon Latin America owed the Company $250,000 (2016: $250,000)

The Company owns a cost based investment interest of 10% in the customer with limited voting rights or board representation, which is accounted for as investments in the accompanying balance sheets.

Note 5.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

Shares of Series A Preferred Stock were convertible into shares of common stock in July 2016, the scheduled maturity date. However, the Company is in negotiations with Series A Preferred Stock investors regarding new terms. As of March 31, 2017, none of the holders of the Series A Preferred Stock have elected to convert the Series A Preferred Stock into shares of common stock.

170,940 shares of Series A preferred stock are issued and outstanding as of March 31, 2017.

Mandatorily Redeemable Preferred Shares

The Company’s subsidiary One Horizon Group Plc has 50,000 shares of redeemable preferred stock issued and outstanding, par value of £1. These shares are non-voting, non-participating,  redeemable and have been presented as a long-term liability.

Common Stock

The Company is authorized to issue 33.3 million shares of common stock, par value of $0.0001 per share, after giving effect to the reverse stock split.

During the three months ended March 31, 2017 the Company:

●	Issued 92,000 shares of common stock for services provided with a fair value of $176,000.

Stock Purchase Warrants

At March 31, 2017, the Company had reserved 887,919 shares of its common stock for the following outstanding warrants:

Number of Warrants	Weighted average exercise price	Expiry	Intrinsic value

887,919	12.66	To December 2019	-

During the three months ended March 31, 2017 no warrants were forfeited, 238,095 warrants were issued and none exercised. For services performed and valued under Black-Scholes valuation method.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for warrants issued by the Company for the three months ended March 31, 2017 and 2016.

Common stock fair value	$1.92
Risk-free interest rate	2.5%
Expected dividend yield	0%
Expected warrant life (years)	0.5
Expected stock price volatility	107%

Note 6.  Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There have been no options issued in the three months ended March 31, 2017.

A summary of the 2013 Plan for the three months ended March 31, 2017 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	141,250	14.82
Outstanding at March 31, 2017	141,250	14.82

As at March 31, 2017 there was unrecognized compensation expense of approximately $140,000 to be recognized over the remaining vesting periods.

At March 31, 2017, 822,667 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

Prior to the 2013 Plan the Company issued stock options to employees “Other Stock Options”.

A summary of the Company’s other stock options for the three months ended March 31, 2017 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	145,950	$3.18
Outstanding at March 31, 2017	145,950	$3.18

As of March 31, 2017 there was unrecognized compensation expense of approximately $32,000, related to Other Stock Options, to be recognized over the remaining vesting period.

Note 7. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo for the three months ended March 31, 2017 and 2016 activity in the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas: (in thousands)

	March 31	March 31
	2017	2016

China	$49,000	$60,000
Rest of Asia	304,000	548,000
EMEA	20,000	1,000
The Americas	0	0
Total	$373,000	$609,000

Note 8. Subsequent Event

On April 19, 2017, in connection with a special meeting of the shareholders of One Horizon Group, Inc. (the “Company”) which authorized the Board of Directors to effect a six-to-one reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation of the Company to effect the Reverse Stock Split, which became effective on April 28, 2017.

On April 20, 2017, the Company attended a hearing with Nasdaq’s Hearing Panel in which they presented their case for continued listed with The Nasdaq Stock Market LLC.

On April 26, 2017, the Company received a decision letter from The Nasdaq Stock Market LLC (“Nasdaq”) granting its request for continued listing, subject to the Company effecting a reverse stock split on or before May 15, 2017, and evidencing a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.

On May 12, 2017, the Company received notice from The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. Accordingly, the Company is in compliance with all applicable listing standards and its common stock will continue to be listed on The NASDAQ Capital Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2016 and 2015  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The SmartPacket™ platform, significantly improves the efficiency by which voice signals are transmitted from smartphones over the Internet resulting in a 10X reduction in mobile bandwidth and battery usage required to transmit a smartphone VoIP call. This is of commercial interest to operators that wish to have a high-quality VoIP call on congested metropolitan 4G networks and on legacy 2G and 3G cellular networks. The following diagram shows the global penetration of mobile broadband and with the Company’s patented technology being one of the leading mobile VoIP solution for all mobile network types management believes that this represents a very large opportunity for future growth in sales.

By leveraging its SmartPacketTM solution, the Company is also a VoIP as a Service (“VaaS”) cloud communications leader for hosted smartphone VoIP that run globally on the Microsoft Azure cloud. The Company sells its software, branding, hosting and operator services to smaller telecommunications operators, enterprises, operators in fixed line telephony, cable TV operators and to the satellite communications sector; and the “VaaS” business. Our existing licensees come from around the world.

Based on the SmartPacketTM solution, the Company is the sole owner and operator its own branded retail smartphone VoIP, messaging and advertising service in the People’s Republic of China called AishuoTM; the “Aishuo” business. Since its inception in the second quarter of 2015 Aishuo has been downloaded over 43 million times. Aishuo offers subscribers very competitive telephone call rates and a virtual number rental service plus lots of innovative smartphone social media features. Aishuo has been made available to users across numerous Chinese Android app stores and through iTunes. Aishuo subscribers pay for VoIP or can have a free VoIP call sponsored by advertisers. Aishuo supports top-up payment services inside the smartphone app including China UnionPay, Apple In-App Purchases, Alibaba’s Alipay and Tencent’s Wechat Wallet.

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

Since 2015 we have rolled out a retail service available only in China with a brand name of “Aishuo”. The Aishuo product has been delivered to the major stores in Chinese App marketplace including Baidu’s 91.com and Baidu.com, the Tencent App store MyApp.com, 360 Qihoo store 360.cn, Apple’s iTunes and the ever growing Xiaomi store mi.com. The Aishuo smartphone app is expected to drive multiple revenue streams from the supply of its value-added services including the rental of Chinese telephone phone numbers linked to the app, low cost local and international calling plans and sponsorship from advertisers.  Subscribers can top up their app credit from the biggest online payment services in China including AliPay (from Alibaba), Union Pay, PayPal and Tencent’s WeChat payment service.

In addition to the developments in the rollout of Aishuo smartphone app brand in mainland China, we continue to rollout a data roaming VoIP solution with, Smart Communications, the Philippines' leading wireless service provider with an estimated 64 million prepaid subscribers. For the first time ever, prepaid subscribers that travel abroad are now able to call home on their operators' data roaming service free from roaming fees (http://smart.com.ph/smartroamer).  The management expect this commercial rollout of an optimized data voice solution for roamers to drive further mobile operator interest in the Company’s products and to drive revenues from its rollout to Filipinos throughout 2017.

Research & Development

During the first three months of 2017, we spent approximately $129,000 on capitalizable research and development together with approximately $134,000 on expensed research and development.

During the three months ended March 31 2017 we continued with our drive for innovation and our research and development teams brought us a low bandwidth Video Calling solution that consumes just 0.5MB per minute, 7x lower than most other video services. This solution now means that our users can enjoy video calls across 2G, 3G and 4G networks as well as HD video calls across Wi-Fi connections.

The expanded R&D team also delivered a cyber-secure VoIP service that leverages the low bandwidth benefits of Company’s patented technology to allow VoIP over the strongest security protocols on the Internet with encrypted video calls that also supports in-call encryption for when a user starts a call in an unencrypted mode and they needs to secure the line without having to hang up and restart the call.

The R&D team also delivered a complete Google AdMob advertising environment for our operator customers to further monetize their subscriber base. Intelligent ads are delivered based on the user profile and their location.

The R&D team also delivered a call transfer feature that allows one user to transfer a call from their smartphone app to another app user.

The R&D team also delivered the complete Apple CallKit solution from Apple Inc. that seamlessly integrates our smartphone app with the native iOS call interfaces making the usability of the application even more attractive.

The R&D team also delivered an advanced fraud management and detection that permits pre-paid users to only spend a certain amount of money and other server side fraud management that massively reduces risk of theft.

The R&D team also delivered an encrypted call from the smartphone to an enterprise voice server thereby ensuring staff calls are all encrypted and contained within the enterprise secure IT infrastructure

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2017	2016	Increase/ (decrease)	Percentage Change

Revenue	$373	$609	$(236)	(38.7)

Cost of revenue	502	538	(36)	(6.7)

Gross margin	(129)	71	(200)	(281.7)

Operating expenses:

General and administrative	846	964	(118)	(12.2)
Depreciation	8	15	(7)	(46.7)
Research and development	134	188	(54)	(28.7)

Total operating expenses	988	1,167	(179)	(15.3)

Loss from operations	(1,117)	(1,096)	(21)	(1.9)

Other expense	(178)	(173)	(5)	(2.9)
Loss before income taxes	(1,295)	(1,269)	(26)	(2.0)

Income taxes (recovery)	(11)	(11)	(0)	N/A
Net Loss for period	(1,284)	(1,258)	(26)	(2.1)

Revenue: Our revenue for the three months ended March 31, 2017 was approximately $373,000 as compared to approximately $609,000 for the three months ended March 31, 2016, a decrease of approximately $236,000, or 38.7%. The decrease was primarily due to the reduction in income from the Business to Business (“B2B”) revenue in Asia as a result of timing of license purchases by customers.

Cost of Revenue: Cost of revenue, excluding amortization of software development costs, was approximately $2,000 or 0.5% of sales for the three months ended March 31, 2017, compared to cost of revenue of $26,000 or 4.3% of sales for the three months ended March 31, 2016. Our cost of sales, excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold and PSTN breakout costs and network charges.

Gross Profit: Gross profit excluding amortization of software development costs, for the three months ended March 31, 2017 was approximately $371,000 as compared to $583,000 for the three months ended March 31, 2016, a decrease of approximately 36.4%.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $988,000 and $1,167,000 during the three months ended March 31, 2017 and 2016, respectively.  The overall reduction in Operating expenses was primarily due to reductions in employee salaries, legal fees and provision for doubtful accounts partially offset by increases in audit costs and outside consultancy costs. Going forward, management does not expect operating costs to rise significantly until revenue grows following the increase of end users.

Net Loss: Net Loss for the three months ended March 31, 2017 was approximately $1,284,000 as compared to net loss of approximately $1,258,000 for the same period in 2016.

Liquidity and Capital Resources

Three Months Ended March 31, 2017 and March 31, 2016

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2017	2016
Net cash flows from operating activities	150	(121)
Net cash flows from investing activities	(131)	(118)
Net cash flows from financing activities	-	(28)

Net cash generated from operating activities was approximately $150,000 for the three months ended March 31, 2017 as compared to net cash used in operating activities of approximately $121,000 for the same period in 2016. The increase in cash generated from operations was primarily due to the increase in cash collected from customers.

Net cash used in investing activities was approximately $131,000 and $118,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities was primarily focused on development of software.

There was no net cash used in financing activities for the three months ended March 31, 2017 as compared to net cash used in financing activities of $28,000 for the three months ended March 31, 2016.

As we continue to pursue our operations and our business plan, we expect to incur further losses in 2017, which when combined with our continued investment in our intellectual property, will generate negative cash flows. As of March 31, 2017, the Company did not have any available credit facilities. As a result, we are in the process of seeking new financing by way of sale of either convertible debt or equities. Whilst we have been successful in the past in obtaining the necessary capital to support our investment and operations there is no assurance that we will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, we are unable to obtain sufficient additional funding when needed in order to fund our ongoing research and development activities as well as our operations, we would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report dated April 10, 2017, regarding our 2016 financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

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

ONE HORIZON GROUP, INC.

Date: May 12, 2017	By:	/s/ Brian Collins
Brian Collins
President, Chief Executive Officer
and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director

