Form 10-Q
period 2017-06-30
One Horizon Group, Inc.
filed 2017-08-14
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-10822

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 South Molton Street, London W1K 5RG, UK
(Address of principal executive offices)	(Zip Code)

+44(0)20 7409 5248

(Registrant’s telephone number, including area code)

T1-017 Tierney Building, University of Limerick, Limerick, Ireland

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 09, 2017, 6,765,319 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets

Current assets:
Cash	$69	$260
Accounts receivable, net	1,037	1,208
Other assets	456	472
Total current assets	1,562	1,940

Property and equipment, net	27	42
Intangible assets, net	7,231	8,407
Investment	18	17

Total assets	$8,838	$10,406

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$471	$364
Accrued expenses	562	206
Accrued compensation	307	156
Income taxes	90	90
Convertible debenture	3,284	3,068
Amount due to related parties	2,343	—
Total current liabilities	7,057	3,884

Long-term liabilities

Amount due to related parties	—	2,343
Deferred income taxes	151	172
Mandatorily redeemable preferred shares	—	62
Total liabilities	7,208	6,461

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 170,940 shares (December 2016 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 33,333,333 shares issued and outstanding 6,364,862 shares (December 2016 - 6,144,762)	4	4
Additional paid-in capital	38,082	37,501

Accumulated Deficit	(36,643)	(33,590)
Accumulated other comprehensive income	186	29
Total One Horizon Group, Inc., stockholders’ equity	1,630	3,945

Total liabilities and equity	$8,838	$10,406

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(in thousands, except per share data)

(unaudited)

		Three Months ended June 30,		Six Months ended June 30,
		2017	2016	2017	2016

	Revenue	$181	$366	$554	$975

Cost of revenue	- Hardware, calls and network charges	3	49	5	75
	- Amortization of software development costs	512	493	1,012	1,005
		515	542	1,017	1,080

	Gross margin	(334)	(176)	(463)	(105)

	Expenses:
	General and administrative	566	878	1,412	1,842
	Depreciation	7	15	15	30
	Impairment charge	572	—	572	—
	Research and development	121	186	255	374
		1,266	1,079	2,254	2,246

	Loss from operations	(1,600)	(1,255)	(2,717)	(2,351)

	Other income and expense:
	Interest expense	(177)	(176)	(356)	(356)
	Foreign exchange	(3)	2	(2)	9

		(180)	(174)	(358)	(347)

	Loss before income taxes	(1,780)	(1,429)	(3,075)	(2,698)

	Income tax benefit	(11)	(11)	(22)	(22)

	Net Loss	(1,769)	(1,418)	(3,053)	(2,676)

	Less: Preferred Dividends	—	(25)	—	(50)

	Net loss attributable to One Horizon Group Inc. common stockholders	$(1,769)	$(1,443)	$(3,053)	$(2,726)

	Earnings per share

	Basic net loss per share	$(0.28)	$(0.25)	$(0.49)	$(0.47)

	Diluted net loss per share	$(0.28)	$(0.25)	$(0.49)	$(0.47)

	Weighted average number of shares outstanding
	Basic and diluted	6,287	5,864	6,231	5,861

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2017 and 2016

(in thousands)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Net loss	$(1,769)	$(1,418)	$(3,053)	$(2,676)
Other comprehensive income:
Foreign currency translation adjustment loss	(13)	475	157	101
Total Comprehensive loss	$(1,782)	$(943)	$(2,896)	$(2,575)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Equity

For the six months ended June 30, 2017

(in thousands)

(unaudited)

							Accumulated
	Preferred Stock		Common Stock				Other
	Number				Additional		Comprehensive
	of		Number of		Paid-in	Accumulated	Income		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)		Equity

Balance December 31, 2016	171	$1	6,145	$4	$37,501	$(33,590)	$29	$	$3,945

Net loss						(3,053)			(3,053)
Foreign currency translations							157		157
Shares issued for services			92		176				176

Shares issued on exercise of warrants			127		102				102

Warrants issued for services			1		123				123

Options issued for services					118				118

Reclassification of mandatorily redeemable preferred shares					62				62

Balance June 30, 2017	171	$1	6,365	$4	$38,082	$(36,643)	$186		$1,630

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(in thousands)

(unaudited)

	2017	2016
Cash flows from operating activities:

Net loss for the period	$(3,053)	$(2,676)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	15	30
Amortization of intangible assets	1,012	1,005
Increase in allowance for doubtful accounts	—	200
Amortization of debt issue costs	68	66
Amortization of beneficial conversion feature	50	50
Amortization of debt discount	100	100
Shares issued for services	176	—
Warrants issued for services	123	—
Amortization of shares issued for services	43	4
Impairment charge	572	—
Options issued for services	118	376

Changes in operating assets and liabilities:
Accounts receivable	171	397
Other assets	(28)	(125)
Accounts payable and accrued expenses	614	(2)
Deferred income taxes	(22)	(22)
Net cash flows from operating activities	(41)	(597)

Cash used in investing activities:

Acquisition of intangible assets	(259)	(207)
Acquisition of property and equipment	(2)	(4)
Net cash flows from investing activities	(261)	(211)

Cash flows from financing activities:

Increase (decrease) in long-term borrowing, net	—	(5)
Proceeds from exercise of warrants	102	—
Advances from (repayments to) related parties, net		(11)
Dividends paid	—	(50)
Net cash flows from financing activities	102	(66)

Decrease in cash during the period	(200)	(874)
Foreign exchange effect on cash	9	(39)

Cash at beginning of the period	260	1,772

Cash at end of the period	$69	$859

Supplementary Information:

	2017	2016

Interest paid	$—	$69
Income taxes paid	$—	$—
Reclassification of mandatorily redeemable preferred shares	$62	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

Prior to the transaction described in Note 8, One Horizon Group, Inc., (the “Company” or “Horizon”) developed proprietary software primarily in the Voice over Internet Protocol (VoIP) and bandwidth optimization markets (“Horizon Globex”) and provided it to telecommunication companies under perpetual license arrangements (“Master License”) throughout the world. In addition, the Company sold related user licenses and software maintenance services to or entered into revenue sharing agreements with telecommunication companies. Horizon, through its Chinese company Suzhou Aishuo Network Information Co. Ltd. will continue to provide the Aishuo App to end user customer through App stores based in China. Our Aishuo customers purchase call credits for Public Service Telephone Network (PSTN) access using a variety of Chinese on-line payment services including Union Pay and Apple Pay.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’ instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 10, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH, One Horizon Group Pte., Limited, Horizon Globex Ireland Limited, Global Phone Credit Limited and One Horizon Hong Kong Limited, and its wholly-owned subsidiary, Horizon Network Technology Co. Ltd. (“HNT”). In addition, included in the consolidated financial statements as of and for the six months ended June 30, 2017 are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements (Note 3).

All significant intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

As Horizon continues to pursue its operations and business plan, it expects to incur further losses in 2017 which, when combined with any investment in intellectual property, will generate negative cash flows. As of June 30, 2017, the Company did not have any available credit facilities. As a result, it is in the process of seeking new financing by way of sale of either convertible debt or equities. Subsequent to June 30, 2017, the Company entered into a series of transactions to improve liquidity and reduce outstanding obligations (see Note 8). Whilst it has been successful in the past in obtaining the necessary capital to support its investment and operations, there is no assurance that it will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, Horizon is unable to obtain sufficient additional funding when needed in order to fund ongoing research and development activities as well as operations, it would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or amounts of liabilities that might result from the outcome of these uncertainties. The Company’s current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding the Company’s 2016 financial statements dated April 10, 2017.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in Switzerland, Ireland, the United Kingdom and China, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Accounts Receivable and Customer Concentrations.

Prior to the transaction discussed more fully in Note 8, accounts receivable resulted primarily from sale of software and licenses to customers and are recorded at their principal amounts. The categories of sales and receivables and their terms of payment are as follows:

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

Receivables are generally unsecured.

During the six months ended June 30, 2017, $431,000 or 78% of the Company’s revenue was concentrated in the hands of one major customer. In the six months ended June 30, 2016 the equivalent amount was $795,000 or 81% of revenue.

The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2017 and December 31, 2016, two customers accounted for 52% and 61%, respectively, of the accounts receivable balance.

Intangible Assets

Prior to the transaction discussed more fully in Note 8, intangible assets included software development costs and customer lists and are amortized on a straight-line basis over the estimated useful lives of five years for customer lists and ten years for software development. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company. Based on these valuations, an impairment charge of $572,000 was recognized during the six months ended June 30, 2017.

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

During the six months ended June 30, 2017 and 2016, software development costs of $259,000 and $207,000, respectively, have been capitalized.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings, if not filed, contain penalties. The Company is currently addressing this issue with advisors to determine the amount, if any, of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss, if any. Accordingly no liability has been recorded in the accompanying condensed consolidated balance sheets in respect of this matter

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six month periods ended June 30, 2017 and 2016, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal period. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Stock based payments

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option pricing model, which includes subjective judgements about the expected life of the awards, forfeiture rates and stock price volatility.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the six months ended June 30, 2017, did not have any impact on the condensed consolidated financial statements and related disclosures.

Note 3. Intangible Assets

Intangible assets consist primarily of software development costs and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.(in thousands)

	June 30	December 31
	2017	2016

Horizon software	$18,752	$18,634
ZTEsoft Telecom software	448	438
Contractual relationships	885	885
	20,085	19,957
Less accumulated amortization	(12,854)	(11,550)

Intangible assets, net	$7,231	$8,407

Amortization of intangible assets for each of the next five years is estimated to be $2,100,000 per year, not withstanding the transaction discussed in Note 8.

Note 4. Related-Party Transactions

At June 30, 2017, $2,343,000 of related party debt was outstanding and will mature on April 1, 2018, which is unsecured and is interest free, of which approximately $2,000,000 was forgiven in consideration for the sale of 100% of the common stock held by the Company in certain subsidiaries subsequent to June 30, 2017 (Note 8).

In March 2015 the Company entered into a sales contract in the normal course of business with a customer (Horizon Latin America) in which the Company holds minority ownership interest. The customer purchased a perpetual software license for $500,000. As at June 30, 2017 Horizon Latin America owed the Company $250,000

The Company owns a cost based investment interest of 10% in the customer with limited voting rights or board representation.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

The number of shares of Series A Preferred Stock was reduced as a result of the reverse stock split completed in April 2017. Pursuant to an agreement between the Company and the holders of the Series A Preferred Stock reached on July 10, 2017, in return for an extension in the maturity date of the Series A Preferred Stock to February 1, 2018, the stock was re-designated as the Series A-1 Preferred Stock,  the conversion price was reduced to $1.80 per share, the number of outstanding shares of Series A-1 Preferred Stock was increased to 555,555 which are to be paid dividends of 10% per annum in cash or shares of common stock. The Series A-1 Preferred Stock is redeemable into cash or common stock at the option of the holder through the maturity date.

170,940 shares of Series A preferred stock are issued and outstanding as of June 30, 2017. On July 10, 2017 the original number of shares of preferred stock was increased as a result of a renewal agreement to 555,555 notes.

Common Stock

On April 19, 2017, at a special meeting the shareholders of One Horizon Group, Inc. authorized the Board of Directors to effect a six-to-one reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share. The Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation of the Company to effect the Reverse Stock Split, which became effective on April 28, 2017.

The Company is authorized to issue 33.3 million shares of common stock, par value of $0.0001 per share, after giving effect to the reverse stock split.

During the six months ended June 30, 2017 the Company:

●	Issued 91,667 shares of common stock for services provided with a fair value of $176,000.

●	Issued 127,366 shares of common stock upon the exercise of warrants at $0.80 per share

Stock Purchase Warrants

At June 30, 2017, the Company had reserved 760,553 shares of its common stock for the following outstanding warrants with a weighted average exercise price of $14.26. Such warrants expire of various times upto December 2019 and had no intrinsic value as of June 30, 2017.

During the six months ended June 30, 2017 no warrants were forfeited, 238,095 warrants which qualified for equity accounting were issued for services performed and valued under the Black-Scholes valuation method, and 127,366 warrants were exercised.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model for warrants issued by the Comapany during the six months ended June 30, 2017.

Common stock fair value	$1.92
Risk-free interest rate	2.5%
Expected dividend yield	0%
Expected warrant life (years)	0.5
Expected stock valtility	107%

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

There have been no options issued in the six months ended June 30, 2017.

A summary of activity under the 2013 Plan for the six months ended June 30, 2017 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	141,250	14.83
Forfeited	(2,283)	11.80
Outstanding at June 30, 2017	138,967	14.96

As at June 30, 2017 there was unrecognized compensation expense of approximately $113,000 to be recognized over the remaining vesting periods.

At June 30, 2017, 822,667 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

Prior to the 2013 Plan the Company issued stock options to employees “Other Stock Options”.

A summary of the Company’s other stock options for the six months ended June 30, 2017 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017 and June 30, 2017	145,950	$3.18

As of June 30, 2017 there was unrecognized compensation expense of approximately $32,000, related to Other Stock Options, to be recognized over the remaining vesting period.

Note 7. Segment Information

The Company has two business segments, both of which involve the development and licensing of software for mobile VoIP. One for business to business line and one for business to consumer line, primarily represented by Aishuo for the six months ended June 30, 2017 and 2016 activity. Operating results for the business to consumer line is not material for separate segment presentation.

The Company’s revenues were generated in the following geographic areas: (in thousands).

	Three months ended June 30,		Six months ended June 30,

	2017	2016	2017	2016

China	$83	$74	$132	$134
Rest of Asia	$85	$275	$389	$823
EMEA	$3	$10	$23	$11
The Americas	$10	$7	$10	$7
Total	$181	$366	$554	$975

Note 8. Subsequent Event

On July 31, 2017, the Company received a written alert from Nasdaq Listing Qualifications that our closing bid price for the last 30 consecutive days was less than $1.00 per share. As a result the Company is below the continued listing requirement to maintain a minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a). However, Nasdaq Listing Rule 581 (c) (3)(A) provides a compliance period of 180 calendar days to regain compliance. If at any time during this 180 day period the closing bid price is at least $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance.

On August 11, 2017, the Company consummated a Stock Purchase Agreement pursuant to which its Chief Executive Officer (“CEO”) acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH, and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group PLC (collectively, the “Acquired Entities”) from the Company in consideration for the forgiveness of approximately $2.0 million due from the Company to its CEO. In connection with the transaction, the CEO and the Acquired Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Acquired Entities from any outstanding claims.

In contemplation of the Stock Purchase Agreement certain intellectual property was transferred among the Acquired Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the transaction was consummated;

Upon conclusion of the Stock Purchase Agreement the CEO resigned from all positions held within the Company and the Excluded Entities.

Unaudited Pro Forma Condensed Balance sheet as of June 30, 2017, showing the effect of the above sale of the Acquired Entities:

In $ thousands	As reported	Proforma adjustments	Revised

Current assets:	$1,562	$(1,357)	$205

Property and equipment, net	27	(25)	2
Intangible assets, net	7,231	(1,082)	6,149
Investment	18	(18)	0

Total assets	$8,838	$(2,482)	$6,356

Liabilities and Stockholders’ Equity

Current Liabilities:	$7,057	$(2,345)	$4,712

Long-term liabilities	151	(151)	0

Total liabilities	$7,208	$(2,496)	$4,712

Total Stockholders’ equity	$1,630	$14	$1,644

Total liabilities and equity	$8,838	$(2,482)	$6,356

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the six months ended June 30, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2016 and 2015, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

On August 11, 2017 the Company completed a sale of four subsidiaries (“Acquired Entities”), based in Europe, to the Chief Executive Officer, Mr Brian J Collins. The Company decided to reduce its expenditure base and concentrate on opportunities in the Chinese market for its secure messaging software. The Acquired Entities retained the intellectual property related to the Horizon VoIP product and the existing customers associated with that technology. The Company has retained the subsidiaries (“Retained Entities”) and business based in China and Hong Kong together with the intellectual property related to secure messaging and intends to continue to promote this business in China and Hong Kong. The Retained Entities in June 2017, secured a contract with a Hong Kong based customer for the technology. It is expected the contract will produce revenue in excess of $500,000 in the second half of 2017 and, absent the costs related to the business conducted by the Acquired Entities, the Company expects to be cash flow positive in the near term. In addition, the Retained Entities are in discussions regarding other sales opportunities in the same region.

Results of Operations

Comparison of three months ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2017	2016	Increase/ (decrease)	Percentage Change

Revenue	$181	$366	$(185)	(50.5)

Cost of revenue	515	542	(27)	(5.0)

Gross margin	(334)	(176)	158	(89.8)

Operating expenses:

General and administrative	566	878	(312)	(35.5)
Depreciation	7	15	(8)	(53.3)
Impairment charge	572	—	572	N/A
Research and development	121	186	(65)	(34.9)

Total operating expenses	1,266	1,079	187	17.3

Loss from operations	(1,600)	(1,255)	(345)	(27.5)

Other expense	(180)	(174)	(6)	(3.4)
Loss before income taxes	(1,780)	(1,429)	(351)	(24.6)

Income taxes benefit	(11)	(11)	(—)	(—)
Net loss	(1,769)	(1,418)	(351)	(24.8)

Revenue: Our revenue for the three months ended June 30, 2017 was approximately $181,000 as compared to approximately $366,000 for the three months ended June 30, 2016, a decrease of approximately $185,000, or 50.5%. The decrease was primarily due to the reduction in software license sales in the business in the B2C business in Asia.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $3,000 or 1.7% of sales for the three months ended June 30, 2017, compared to cost of revenue of $49,000 or 13.4% of sales for the three months ended June 30, 2016. Our cost of sales excluding amortization of software development costs, is composed of the cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges.

Gross Profit: Gross profit excluding the Amortization of software development costs, for the three months ended June 30, 2017 was approximately $178,000 as compared to $317,000 for the three months ended June 30, 2016, a decrease of approximately 43.8%. The decrease was mainly due to the decreased revenue as set forth above herein.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $1,266,000 and $1,079,000 during the three months ended June 30, 2017 and 2016, respectively. The increase of $187,000 or 17.3% was primarily due to impairment charge offset by a reduction in research and development costs expensed and other non cash items expensed.

Loss before taxes: Loss before taxes for the three months ended June 30, 2017 was approximately $1,780,000 as compared to loss before taxes of approximately $1,429,000 for the same period in 2016. The increase in loss was primarily due to the increase in general and administrative expenses mentioned above.

Comparison of six months ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2017	2016	Increase/ (decrease)	Percentage Change

Revenue	$554	$975	$(421)	(43.2)

Cost of revenue	1,017	1,080	(63)	(5.8)

Gross margin	(463)	(105)	(358)	(341.4)

Operating expenses:

General and administrative	1,412	1,842	(430)	(23.3)
Depreciation	15	30	(15)	(50.0)
Impairment charge	572	—	572	N/A
Research and development	255	374	(119)	(31.8)

Total operating expenses	2,254	2,246	8	0.0

Loss from operations	(2,717)	(2,351)	366	15.6

Other income (expense)	(358)	(347)	(11)	(3.2)
Loss before income taxes	(3,075)	(2,698)	377	14.0

Income taxes benefit	(22)	(22)	(—)	(—)
Net loss	(3,053)	(2,676)	377	14.1

Revenue: Our revenue for the six months ended June 30, 2017 was approximately $554,000 as compared to approximately $975,000 for the six months ended June 30, 2016, a decrease of approximately $421,000, or 43.2%. The decrease was primarily due to the decrease in license sales in the B2B sector in Asia.

Cost of Revenue: Cost of revenue excluding amortization of software development costs, was approximately $5,000 or 0.9% of sales for the six months ended June 30, 2017, compared to cost of revenue of $75,000 or 7.7% of sales for the six months ended June 30, 2016. Our cost of sales excluding amortization of software development costs, is composed of cost of ancillary hardware equipment sold and costs of PSTN calls breakout and other network charges. The decrease in cost of revenue during the six months ended June 30, 2017, when compared to the same period in 2016 is due to lower sales in 2017 of PSTN calls when compared to the same period in 2016.

Gross Profit: Gross profit excluding the Amortization of software development costs, for the six months ended June 30, 2017 was approximately $549,000 as compared to $900,000 for the six months ended June 30, 2016, a decrease of approximately $351,000 or 39.0%. The decrease was mainly due to the reduced revenue as set forth above herein.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and research and development were approximately $2.2 million and $2.2 million during the six months ended June 30, 2017 and 2016, respectively.

Net Loss: Net Loss for the six months ended June 30, 2017 was approximately $3.1 million as compared to loss of approximately $2.7 million for the same period in 2016. The increase in loss was primarily due to the increase in general and administrative expenses and by a reduction in revenues mentioned above.

Liquidity and Capital Resources

Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2017	2016
Net cash flows from operating activities	(41)	(597)
Net cash flows from investing activities	(261)	(211)
Net cash flows from financing activities	102	(66)

Net cash used in operating activities was approximately $41,000 for the six months ended June 30, 2017 as compared to net cash used in operating activities of approximately $597,000 for the same period in 2016. The decrease in cash used in operations was primarily due to the increase in accounts payable and accrued expenses as compared to the same period in 2016.

Net cash used in investing activities was approximately $261,000 and $211,000 for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities was primarily focused on development of software.

Net cash generated in financing activities was $102,000 for the six months ended June 30, 2017 as compared to net cash used in financing activities of $66,000 for the six months ended June 30, 2016. Cash raised by financing activities in 2017 was primarily due to the exercise of warrants. Cash used in financing activities in 2016 was primarily due to the payment of preferred dividends.

As Horizon continues to pursue its operations and business plan, it expects to incur further losses in 2017 which, when combined with any investment in intellectual property, will generate negative cash flows. As of June 30, 2017, the Company did not have any available credit facilities. As a result, it is in the process of seeking new financing by way of sale of either convertible debt or equities. Subsequent to June 30, 2017, the Company entered into a series of transactions to improve liquidity and reduce outstanding obligations (see Note 8). Whilst it has been successful in the past in obtaining the necessary capital to support its investment and operations, there is no assurance that it will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, Horizon is unable to obtain sufficient additional funding when needed in order to fund ongoing research and development activities as well as operations, it would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate the Company.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, and as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 11, 2017, our Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2017, the Company entered into an agreement with L1 Capital Global Opportunities Master Fund in which the Company agreed to reprice 127,366 (post-reverse split) options held by L1 to $0.80 per share provided L1 exercised the options and delivered the exercise price no later than May 25, 2017. L1 elected to exercise the options from which the Company received gross proceeds of $101,893. The proceeds were applied to the Company’s working capital.

The transaction with L1 was exempt from the registration requirements of the Securities Act of 1933, as amended, as private placement completed in accordance with Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Sale of Certain Subsidiaries

On August 11, 2017, the Company consummated a Stock Purchase Agreement pursuant to which Brian J. Collins, the Company’s President and Chief Executive Officer acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH, and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group PLC (collectively, the “Acquired Entities”) from the Company in consideration for the forgiveness of approximately $ 2.0 million due from the Company to Mr. Collins. In connection with the transaction, Mr. Collins and the Acquired Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Acquired Entities from any outstanding claims.

In contemplation of the Stock Purchase Agreement certain intellectual property was transferred among the Acquired Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the transaction was consummated.

Resignation of President and Chief Executive Officer

Upon conclusion of the Stock Purchase Agreement referred to above, Brian Collins, the Company’s President, Chief Executive Officer, Chief Technology Officer and a member of the Board of Directors resigned from all positions held within the Company and the Excluded Entities.

Resignation of Director

On August 11, 2017 Robert Veglar tendered his resignation as director of the Company.

Item 6. Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act. Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: August 14, 2017	By:	/s/ Martin Ward
Martin Ward
Principal Executive Officer,
Chief Financial Officer, Principal
Finance and Accounting Officer and Director