Form 10-Q
period 2017-09-30
One Horizon Group, Inc.
filed 2017-11-14
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-36530

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 06, 2017, 10,827,437 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, may contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. If any of the risks or uncertainties inherent in our forward looking statements or other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets

Current assets:
Cash	$170	$106
Accounts receivable, net	—	2
Prepaid compensation, current	607	131
	777	239
Current assets of discontinued operations	—	1,696

Total current assets	777	1,935
Property and equipment, net	1	16
Intangible assets, net	5,745	6,190
Prepaid compensation, non current	2,155	—
Non current assets of discontinued operations	—	2,265

Total assets	$8,678	$10,406

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$98	$177
Accrued expenses	590	188
Accrued compensation	70	151
Convertible debenture	3,493	3,068
	4,251	3,584

Current liabilities of discontinued operations	—	300
Total current liabilities	4,251	3,884

Long-term liabilities

Amount due to related parties	—	2,343
Long term liabilities of discontinued corporation	—	234
Total liabilities	4,251	6,461

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; issued and outstanding 555,555 shares (December 2016 - 170,940)	1	1
Common stock:
$0.0001 par value, authorized 33,333,333 shares issued and outstanding 9,135,181 shares (December 2016 - 6,144,762)	1	1
Additional paid-in capital	41,863	37,504

Accumulated Deficit	(37,416)	(33,590)
Accumulated other comprehensive income	(22)	29
Total One Horizon Group, Inc., stockholders’ equity	4,427	3,945

Total liabilities and equity	$8,678	$10,406

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(in thousands, except per share data)

(unaudited)

		Three Months ended September 30,		Nine Months ended September 30,
		2017	2016	2017	2016

Revenue		$397	$1	$514	$32

Cost of revenue	- Hardware, calls and network charges	1	7	1	32
	- Amortization of software development costs	405	22	449	68
		406	29	450	100

Gross margin		(9)	(28)	64	(68)

Expenses:
General and administrative		338	482	911	1,470
Depreciation		2	7	16	21
		340	489	927	1,491

Loss from operations		(349)	(517)	(863)	(1,559)

Other income and expense:
Interest expense		(179)	(178)	(536)	(533)
Foreign exchange		—	1	1	2

		(179)	(177)	(535)	(531)

Loss before income taxes for continuing operations		(528)	(694)	(1,398)	(2,090)

Income tax benefit		—	—	—	—

Loss after income taxes for continuing operations		(528)	(694)	(1,398)	(2,090)

Loss from discontinued operations		(244)	(799)	(2,428)	(2,079)

Net Loss		(772)	(1,493)	(3,826)	(4,169)

Less: Preferred Dividends		—	—	—	(50)

Net loss attributable to One Horizon Group Inc. common stockholders		$(772)	$(1,493)	$(3,826)	$(4,219)

Earnings per share

Basic and diluted net loss per share – continuing operations		$(0.07)	$(0.12)	$(0.21)	$(0.36)

Basic and diluted net loss per share – discontinued operations		$(0.03)	$(0.08)	$(0.36)	$(0.35)

Weighted average number of shares outstanding
Basic and diluted		7,541	5,864	6,680	5,861

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2017 and 2016

(in thousands)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Net loss	$(772)	$(1,493)	$(3,826)	$(4,169)
Other comprehensive (loss):
Foreign currency translation adjustment income/(loss)	(221)	320	(51)	146
Total Comprehensive loss	$(993)	$(1,173)	$(3,877)	$(4,023)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Equity

For the nine months ended September 30, 2017

(in thousands)

(unaudited)

							Accumulated
	Preferred Stock		Common Stock				Other
	Number				Additional		Comprehensive
	of		Number of		Paid-in	Accumulated	Income	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance December 31, 2016	171	$1	6,145	$1	$37,504	$(33,590)	$29	$3,945

Net loss						(3,826)		(3,826)
Foreign currency translations							(51)	(51)
Shares issued for services			92		176			176
Shares issued for cash			417		265			265
Options issued for services					145			145
Shares issued on exercise of warrants			183		146			146
Shares issued in settlement of related party debts			860		662			662
Warrants issued for services					123			123
Shares issued for amounts owing			37		30			30
Amendment to preferred stock agreement	385		—		—			—
Shares issued for services			3,000		2,750			2,750
Reclassification of mandatorily redeemable preferred shares					62			62

Balance September 30, 2017	556	$1	10,734	$1	$41,863	$(37,416)	$(22)	$4,427

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(in thousands)

(unaudited)

	2017	2016
Cash flows from operating activities:

Net loss for the period	$(1,398)	$(2,090)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	18	21
Amortization of intangible assets	449	68

Amortization of debt issue costs	99	99
Amortization of beneficial conversion feature	76	75
Amortization of debt discount	150	150
Amortization of shares issued for signing management contracts	46	—
Warrants issued for services	123	—
Amortization of shares issued for services	46	—
Options issued for services	145	563
Changes in operating assets and liabilities:
Accounts receivable	2	—
Other assets	12	49
Accounts payable and accrued expenses	242	71

Net cash flows from continuing operating activities	10	(994)

Net cash flows from discontinued operating activities	(374)	(99)

Net cash flows from total operating activities	(364)	(1,093)

Cash used in investing activities:

Acquisition of property and equipment	(1)	(2)
Net cash flows from investing activities continuing operations	(1)	(2)

Net cash flows from investing activities discontinued operations	(261)	(339)

Net cash flows from investing activities total operations	(262)	(341)

Cash flows from financing activities:

Proceeds from issuance of common stock	265	125
Proceeds from exercise of warrants	146	—
Advances from (repayments to) related parties, net	100	(11)
Dividends paid	—	(50)
Net cash flows from financing activities continuing operations	511	64

Net cash flows from financing activities discontinued operations	—	(5)
Net cash flows from financing activities total operations	511	59

Decrease in cash during the period	(115)	(1,375)
Foreign exchange effect on cash	26	(93)

Cash at beginning of the period – discontinued operations	153	160
Cash at beginning of the period – continuing operations	106	1,612

Cash at end of the period	$170	$304

Supplementary Information:

	2017	2016

Interest paid	$—	$69
Income taxes paid	$—	$—
Reclassification of mandatorily redeemable preferred shares	$62	$—
Forgiveness of related party dept for stock	$662	—
Forgiveness of related party dept for sale of discontinued assets	$1,968	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has proprietary digitally secure messaging software and sells licenses primarily into the gaming, security and educational markets. The Company is based in Hong Kong, China and the United Kingdom

Interim Period Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries Global Phone Credit Limited, One Horizon Hong Kong Limited and Horizon Network Technology Co. Ltd. (“HNT”). The accounts of the former subsidiaries, One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH and Horizon Globex Ireland Limited are included up to the date of Reorganization (Note 3). In addition, included in the consolidated financial statements as of and for the nine months ended September 30, 2017 and 2016, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements.

All significant intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

As a result of the Reorganization in August 2017, more fully described in note 3, the Company will pursue its revised operations and business plan. The Company expects to incur further non cash losses in 2017 which, when combined with any costs incurred in pursuing acquisition of new businesses, may generate negative cash flows. As of September 30, 2017, the Company did not have any available credit facilities. As a result, it is in the process of seeking new financing by way of sale of either convertible debt or equities. While it has been successful in the past in obtaining the necessary capital to support its investment and operations, there is no assurance that it will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event that the Company is unable to obtain sufficient additional funding when needed in order to fund operations, it would not be able to continue as a going concern and may be forced to severely curtail or cease operations and liquidate the Company.

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

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in Hong Kong, the United Kingdom and China, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Accounts receivable

Pursuant to the Reorganization the Company recognizes revenue from the sale of licenses of the digitally secure messaging on a invoice basis at September 30, 2017 the Company had collected all receivables on invoices raised to that date.

Intangible Assets

Intangible assets include software development costs and are amortized on a straight-line basis over the estimated useful lives of ten years for software development costs. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings, if not filed, result in penalties. The Company is currently addressing this issue with advisors to determine the amount, if any, of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss, if any. Accordingly, no liability has been recorded in the accompanying condensed consolidated balance sheets in respect of this matter

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine month periods ended September 30, 2017 and 2016, outstanding stock options and warrants (totaling 494,000) are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the nine months ended September 30, 2017, did not have any impact on the condensed consolidated financial statements and related disclosures.

Note 3. Reorganization

On August 11, 2017 (date of Reorganization), the Company consummated a Stock Purchase Agreement whereby its former Chief Executive Officer (“Former CEO”) acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group plc (collectively the “Discontinued Entities”) from the Company in exchange for the forgiveness of $1,968,253 due by the Company to the Former CEO. In connection with the transaction, the Former CEO (See note 5) and the Discontinued Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Discontinued Entities from any outstanding claims.

In contemplation of the Stock Purchase Agreement, certain intellectual property was transferred among the Discontinued Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the transaction was consummated.

The Company’s condensed consolidated balance sheet as at December 31, 2016 has been adjusted to properly account for the current and noncurrent assets, current and noncurrent liabilities of discontinued operations separate from the current and noncurrent assets and current and noncurrent liabilities of the Excluded Entities.

Adjustments to December 31, 2016 Balance Sheet for Discontinued operations

Current assets of discontinued operations
Cash	$153
Accounts receivable, net	1,206
Other assets	337
$1,696

Noncurrent assets of discontinued operations
Property and equipment (net)	$26
Intangible assets, net	2,222
Investment	17
$2,265

Current liabilities of discontinued operations
Accounts payable	$187
Accrued expenses	18
Accrued compensation	5
Income taxes	90
$300

Long-term liabilities of discontinued operations
Deferred income taxes	$172
Mandatorily redeemable shares	62
$234

Loss from Discontinued Operations

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include operations of the Discontinued Entities up to the date of the Reorganization in Loss from Discontinued Operations. The Company’s condensed consolidated balance sheets, statements of operations for the three and nine months ended September 30, 2016 and statements of cash flows for the nine months ended September 30, 2016 have been adjusted to properly account for the discontinued operations as follows: (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Revenue	$5	$286	$443	$1,230
Cost of Revenue
Hardware	—	5	5	55
Amortization	39	491	1,007	1,450
	39	496	1,012	1,505
Gross Margin	(34)	(210)	(569)	(275)
Expenses
General and administrative	159	540	998	1,393
Depreciation	1	8	5	24
Research and development	—	51	255	425
	160	599	1,258	1,842
Other income (loss)	—	(1)	—	6

Impairment Loss	(50)	—	(622)	—
Income Taxes	—	11	21	32
Loss from Discontinued Operations	$(244)	$(799)	$(2,428)	$(2,079)

Note 4. Intangible Assets

Intangible assets consist primarily of software development costs which are amortized over the estimated useful life, generally on a straight-line basis (in thousands)

	September 30	December 31
	2017	2016

Horizon secure messaging software	$6,517	$6,498

Less accumulated amortization	(772)	(308)
Intangible assets, net	$5,745	$6,190

Amortization of intangible assets for each of the next four years is estimated to be approximately $1,500,000 per year

Note 5. Related-Party Transactions

During the nine months ended September 30, 2017, $1,968,253 due to the Former CEO, Brian C Collins was forgiven in the reorganization whereby he acquired ownership of the Discontinued Entities (Note 3). After an impairments charge of $572,000 incurred in the three months to June 30, 2017 the net assets disposed of was equal to the amount due to the former CEO.

During the nine months ended September 30, 2017 $662,048 due to the Chief Financial Officer was converted at the prevailing market price of $0.77 to 859,802 shares of common stock.

Note 6. Convertible Debentures.

In the three months ended September 30, 2017 the Company signed a convertible debenture in the amount of $100,000 to an individual repayable in July 2018 with interest at 10% per year and convertible into common stock at $0.60 at the holders option.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

During the nine months ended September 30, 2017, pursuant to an agreement between the Company and the holders of the Series A preferred stock, the stock was re-designated as Series A-1 Preferred Stock, outstanding shares increased to 555,555 shares with a redemption price of $1.80, dividends of 10% per annum and the redemption date extended to February 1, 2018.

Common Stock

The Company is authorized to issue 33.3 million shares of common stock, par value of $0.0001, after giving effect to the, one new share for every six old shares, reverse stock split which was approved by the stock holders on April 19, 2017.

During the nine months ended September 30, 2017 the Company:

●	Issued 91,667 shares of common stock for services provided with a fair value of $176,055.
●	Issued 127,366 shares of common stock for exercise of warrants at a price of $0.80 per share
●	Issued 417,461 shares of common stock for cash proceeds of $265,000
●	Issued 859,802 shares of common stock for settlement of related party loan in the amount of $662,048
●	Issued 3,000,000 shares of common stock for employment commencement of 5 year employment contracts for executives with a fair value of $2,750,000.
●	Issued 55,556 shares of common stock for exercise of warrants at a price of $0.80 per shares
●	Issued 37,500 shares of common stock for settlement of amount owing of $30,000

Stock Purchase Warrants

At September 30, 2017, the Company had reserved 578,014 shares of its common stock for the outstanding warrants with weighted average exercise price of $17.98. Such warrants expire at various times up to December 2019 and had no intrinsic value as at September 30, 2017.

During the nine months ended September 30, 2017, 238,095 warrants were forfeited, 349,095 warrants were issued, for services performed and valued under the Black-Scholes valuation method, and 182,922 warrants were exercised.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model for warrants issued by the Company during the nine months ended September 30, 2017:

Common stock fair value	$1.92
Risk-free interest rate	2.5%
Expected dividend yield	0%
Expected warrant life (years)	0.5
Expected stock volatility	107%

Stock compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There have been no options issued in the nine months ended September 30, 2017.

A summary of the 2013 Plan options for the nine months ended September 30, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	141,250	$14.83
Forfeited	(32,200)	22.61
Outstanding at September 30, 2017	109,050	18.71

As at September 30, 2017 there was unrecognized compensation expense of approximately $86,000 to be recognized over the remaining vesting periods.

At September 30, 2017, 109,050 shares of common stock were reserved for all outstanding options and future commitments under the 2013 Equity Incentive Plan.

Prior to the 2013 Plan the Company issued stock options to employees.

A summary of the Company’s other stock options for the nine months ended September 30, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017 and September 30, 2017	145,950	$3.18

Note 8. Segment Information

Subsequent to the reorganization set out in note 3, the Company has one business segments in the digital secure messaging in the gaming, security and educational fields.. All the revenue from continuing operations was generated in the Asia region.

Note 9. Subsequent Events

In October 2017 the Company has entered into agreements with the holder of the $3,500,000 principal amount of convertible debentures currently outstanding (the “Debentures”) and the holder of the 555,555 outstanding shares of its Series A-1 Preferred Stock (the “Preferred Shares”) pursuant to which it agreed to issue (the “Debenture Exchange”) to the holder of the Debentures upon conversion of $3,000,000 principal amount of the Debentures together with all interest accrued thereon, 13,000,000 shares of common stock, and, upon cancellation of the remaining balance due on the Debenture a $500,000 promissory note bearing interest at the rate of 7% per annum payable August 31, 2019 (the “7% Note”) and agreed to issue to the holder of the Preferred Shares, in exchange for the Preferred Shares (the “Preferred Exchange”), and the accrued but unpaid dividends thereon, 4,000,000 shares of common stock, together with a $500,000 promissory note bearing interest at the rate of 7% per annum.

In September 2017 the Company agreed to issue 1,600,000 shares of its common stock to Mark White as an inducement to his employment as our President and Chief Executive Officer (the “Inducement Grant”),

Consummation of each of the Debenture Exchange and the Preferred Exchange, and the issuance of the Inducement Grant requires approval of the Company’s stockholders under applicable rules of the NASDAQ Capital Market (“NASDAQ”), since each transaction involves the issuance of in excess of 20% of its outstanding shares of common stock.

On October 3, 2017, the Company distributed an Information Statement to its stockholders noting that the Exchange Transactions were approved by written consent of the holders of a majority of its outstanding shares. However, the staff of NASDAQ questioned whether under NASDAQ’s corporate governance rules the Inducement Grant should be combined with the Preferred Exchange and thus those shares could only be issued after stockholder approval. If that is the case, the 1,600,000 shares could not be voted until the combined transaction is so approved and those shares should not have been included in the stockholder consent which approved the Exchange Transactions. Rather than dispute the issue raised by the Staff of NASDAQ, the Company obtained the written consent of a majority of our stockholders, without giving effect to the 1,600,000 inducement shares to be issued to Mark White.

On November 6, 2017, the Company distributed an Information Statement to its stockholders noting that the Exchange Transactions and Inducement Grant were approved by written consent of the holders of a majority of its outstanding shares without giving effect to the shares granted to Mr. White as a result of the Inducement Grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2016 and 2015, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

In September 2017 the Company appointed Mark White as CEO and Edwin Lun as COO to drive the new business acquisition strategy in the Asia region. As a result, the Company is now active in early discussions with possible target companies in the online gaming, education and security sectors based in Asia.

On August 11, 2017, the Company consummated a Stock Purchase Agreement pursuant to which Brian J. Collins, the Company’s President and Chief Executive Officer acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH, and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group PLC (collectively, the “Acquired Entities”) from the Company in consideration for the forgiveness of approximately $ 2.0 million due by the Company to Mr. Collins. In connection with the transaction, Mr. Collins and the Acquired Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Acquired Entities from any outstanding claims.

In contemplation of the Stock Purchase Agreement certain intellectual property was transferred among the Acquired Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the transaction was consummated.

The Company decided to reduce its expenditure base and concentrate on opportunities in the Asia market for its secure messaging software. The Company has retained the subsidiaries (“Retained Entities”) based in China and Hong Kong together with the intellectual property related to secure messaging and intends to continue to promote this business particularly in China and Hong Kong. Going forward the Company expects to be cash flow positive from continuing trading operations in the next twelve months.

Results of Continuing Operations

Comparison of three months ended September 30, 2017 and 2016

The following table sets forth key components of our results of continuing operations for the above periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2017	2016	Increase/ (decrease)	Percentage Change

Revenue	$397	$1	$396	N/A

Cost of revenue	406	29	377	N/A

Gross margin	(9)	(28)	(19)	(67.9)

Operating expenses:

General and administrative	338	482	(144)	(30.0)
Depreciation	2	7	(5)	(71.4)

Total operating expenses	340	489	(149)	(30.4)

Loss from operations	(349)	(517)	(167)	(32.3)

Other expense	(179)	(177)	2	1.1
Loss before income taxes	$(528)	$(694)	$(166)	(23.9)

Revenue: Our revenue for the three months ended September 30, 2017 was approximately $397,000 as compared to approximately $1,000 for the three months ended September 30, 2016, an increase of approximately $396,000. In the comparative period there was little or no license income from the secure messaging which commenced in the three months ended June 30, 2017.

Cost of Revenue: Cost of revenue including amortization of software development costs, was approximately $406,000 for the three months ended September 30, 2017, compared to cost of revenue of $29,000 for the three months ended September 30, 2016. The amortization relates to the software developed for secure messaging which was acquired from the discontinued operations prior to its sale.

Gross Margin: Gross loss including the amortization of software development costs, for the three months ended September 30, 2017 was approximately $9,000 as compared to $28,000 for the three months ended September 30, 2016, a decrease of approximately 67.9%. The reason for the decrease is as set out in the Revenue and Cost of Revenue notes above.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $340,000 and $489,000 during the three months ended September 30, 2017 and 2016, respectively. The decrease of $149,000 or 30.4% was primarily due to a reduction in public company advisory fees and company management charges.

Loss before taxes: Loss before taxes for the three months ended September 30, 2017 was approximately $528,000 as compared to loss before taxes of approximately $694,000 for the same period in 2016. The decrease in loss was primarily due to the reduction in gross loss and in general and administrative expenses mentioned above.

Comparison of nine months ended September 30, 2017 and 2016

The following table sets forth key components of our results of continuing operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2017	2016	Increase/ (decrease)	Percentage Change

Revenue	$514	$32	$482	1506.3

Cost of revenue	450	100	350	350.0

Gross margin	64	(68)	132	N/A

Operating expenses:

General and administrative	911	1,470	(559)	(38.0)
Depreciation	16	21	(5)	(23.8)

Total operating expenses	927	1,491	(564)	(37.8)

Loss from operations	(863)	(1,559)	(696)	(44.6)

Other income (expense)	(535)	(531)	4	0.0
Loss before income taxes	$(1,398)	$(2,090)	$(692)	(33.1)

Revenue: Our revenue for the nine months ended September 30, 2017 was approximately $514,000 as compared to approximately $32,000 for the nine months ended September 30, 2016, an increase of approximately $482,000, or 1,506.3%. The increase was primarily due to the increase in license sales of secure messaging software in Asia.

Cost of Revenue: Cost of revenue including amortization of software development costs, was approximately $450,000 for the nine months ended September 30, 2017, compared to cost of revenue of $100,000 for the nine months ended September 30, 2016. The amortization relates to the software developed for secure messaging which was acquired from the discontinued operations prior to its sale.

Gross Margin: Gross Profit, including the amortization of software development costs, for the nine months ended September 30, 2017 was approximately $(64,000) as compared to a Gross Loss of $68,000 for the nine months ended September 30, 2016, an improvement of approximately $132,000. The reason for the improvement is as set out in the Revenue and Cost of Revenue notes above.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $927,000 and $1,491,000 during the nine months ended September 30, 2017 and 2016, respectively. The decrease in expenses of $564,000 or 37.8% was primarily due to a reduction in public company advisory fees and management charges.

Net Loss: Net Loss for the nine months ended September 30, 2017 was approximately $1,398,000 as compared to loss of approximately $2,090,000 for the same period in 2016. The reduction in loss was approximately $692,000 and was primarily due to the reduction in general and administrative expenses and offset by an increase in Revenue mentioned above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2017 and September 30, 2016

The following table sets forth a summary of our approximate cash flows from continuing operations, for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2017	2016
Net cash flows from continuing operating activities	10	(994)
Net cash flows from investing activities	(1)	(2)
Net cash flows from financing activities	511	64

Net cash generated from continuing operating activities was approximately $10,000 for the nine months ended September 30, 2017 as compared to net cash used in continuing operating activities of approximately $994,000 for the same period in 2016. The increase in cash generated from operations was primarily due to the increase in Revenue and significant reduction in operating expenses as compared to the same period in 2016.

There was no significant cash used for investing activities for the nine months ended September 30, 2017 and 2016, respectively.

Net cash generated from financing activities was $511,000 for the nine months ended September 30, 2017 as compared to net cash generated from financing activities of $64,000 for the nine months ended September 30, 2016. Cash raised by financing activities in 2017 was primarily due to the exercise of warrants and sale of common stock.

In October 2017 the Company entered into agreements with the holder of the $3,500,000 principal amount of convertible debentures currently outstanding (the “Debentures”) and the holder of the 555,555 outstanding shares of its Series A-1 Preferred Stock (the “Preferred Shares”) pursuant to which it agreed to issue (the “Debenture Exchange”) to the holder of the Debentures upon conversion of $3,000,000 principal amount of the Debentures together with all interest accrued thereon, 13,000,000 shares of common stock, and, upon cancellation of the remaining balance due on the Debenture a $500,000 promissory note bearing interest at the rate of 7% per annum payable August 31, 2019 and agreed to issue to the holder of the Preferred Shares, in exchange for the Preferred Shares (the “Preferred Exchange”), and the accrued but unpaid dividends thereon, 4,000,000 shares of common stock, together with a $500,000 promissory note bearing interest at the rate of 7% per annum.

The Company has agreed to issue 1,600,000 shares of its common stock to Mark White as an inducement to his employment as our President and Chief Executive Officer (the “Inducement Grant”),

Consummation of each of the Debenture Exchange and the Preferred Exchange, and the issuance of the Inducement Grant requires approval of the Company’s stockholders under applicable rules of the NASDAQ Capital Market (“NASDAQ”), since each transaction involves the issuance of in excess of 20% of its outstanding shares of common stock.

On November 6, 2017, the Company distributed an Information Statement to its stockholders noting that the Exchange Transactions and Inducement Grant were approved by written consent of the holders of a majority of its outstanding shares without giving effect to the shares granted to Mr. White as a result of the Inducement Grant

As the Company pursues its continuing operations and new business plan, it expects to be cash flow positive for the continuing business but may initially use cash for acquisition costs related to any new business it will acquire. As of September 30, 2017, the Company did not have any available credit facilities. As a result, it is in the process of seeking new financing by way of sale of either convertible debt or equities. Whilst it has been successful in the past in obtaining the necessary capital to support its investment and operations, there is no assurance that it will be able to obtain additional financing under acceptable terms and conditions, or at all. In the event, the Company is unable to obtain sufficient additional funding when needed in order to fund ongoing research and development activities as well as operations, it would not be able to continue as a going concern and maybe forced to severely curtail or cease operations and liquidate.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, and as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 11, 2017, our Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in our Registration Statement on Form S-3 (File No. 333-221300) filed on November 2, 2017 and declared effective on November 10, 2017 (the “Bespoke Resale Registration Statement”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2017, we issued 1,400,000 shares of common stock to Edwin Lun as an inducement to his employment as our Chief Operating Officer. The issuance to Mr. Lun, a citizen of Hong Kong, was exempt from the registration requirements of the Securities Act pursuant to Regulation S. The certificate representing the shares was endorsed with a restrictive legend.

On September 8, 2017 we entered into an employment agreement with Mark White in which we agreed to issue 1,600,000 shares of common stock to Mr. White as an inducement to his employment as our President and Chief Executive Officer. To comply with NASDAQ requirements the issuance required approval of our stockholders, which we obtained by written consent of a majority of the holders of our common stock. The issuance of the shares is exempt from registration pursuant to Regulation S under the Securities Act as Mr. White is not a “U.S Person” (as defined in Rule 902(k) of Regulation S. The certificate evidencing the shares was endorsed with a restrictive Regulation S legend.

In October 2017 we entered into agreements with the holder of the $3,500,000 principal amount of our convertible debentures currently outstanding (the “Debentures”) and the holder of the 555,555 outstanding shares of our Series A-1 Preferred Stock (the “Preferred Shares”) pursuant to which we agreed to issue to the holder of the Debentures upon conversion of $3,000,000 principal amount of the Debentures, together with all interest accrued thereon, 13,000,000 shares of common stock (the “Debenture Exchange”), and, upon cancellation of the remaining balance due on the Debenture a $500,000 promissory note bearing interest at the rate of 7% per annum payable August 31, 2019 (the “7% Note”) and agreed to issue to the holder of the Preferred Shares, in exchange for the Preferred Shares (the “Preferred Exchange”), and the accrued but unpaid dividends thereon, 4,000,000 shares of common stock, together with a $500,000 promissory note bearing interest at the rate of 7% per annum. To comply with NASDAQ requirements the issuances required approval of our stockholders, which we obtained by written consent of a majority of the holders of our common stock. The issuance of the shares will occur on or about November 27, 2017, the 20th day following the mailing of an information statement to our stockholders advising them of the issuances in accordance with Regulation 14C of the Exchange Act. The issuance of the shares is exempt from registration pursuant to Regulation S under the Securities Act as neither the holder of the Debentures nor the holder of the Preferred Shares is a “U.S Person” (as defined in Rule 902(k) of Regulation S. The certificates evidencing the shares will be endorsed with a restrictive Regulation S legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

4.1	Warrant issued to Bespoke Capital Partners (incorporated herein by reference to Exhibit 4.1 to the Company’s Bespoke Resale Registration Statement).
10.1	Employment Agreement with Mark White.
10.2	Employment Agreement with Edwin Lun.
10.3	Consulting Agreement with Bespoke Growth Partners (incorporated herein by reference to Exhibit 10.1 to the Company’s Bespoke Resale Registration Statement).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act. Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: November 14, 2017	By:	/s/ Mark White
Mark White
Chief Executive Officer and Director

	By	/s/Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director