Form 10-K
period 2017-12-31
One Horizon Group, Inc.
filed 2018-04-02
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36530

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

34 South Molton Street London W1K 5RG United Kingdom
N/A
(Address of principal executive offices)	(Zip Code)

+44(0)20 7409 5248

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the 6,347,858 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 4.86 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.765 per share, as reported on Nasdaq.

As of March 12, 2018, 33,400,215 shares of the registrant’s common stock, par value $0.0001, were outstanding.

Introductory Note

Unless otherwise noted, references to the “Company” in this Report include One Horizon Group, Inc. and all of its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  These risks include, but are not limited to, risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; the potential delisting of our common stock from The NASDAQ Capital Market; our ability to retain our managerial personnel and to attract additional personnel; competition; our ability to protect intellectual property rights, and any and other factors, including the risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated herein by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the respective dates of this report or the date of the document incorporated by reference in this report. We expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2017, we completed a reverse stock split in which each six (6) shares of our common stock were automatically combined into and became one (1) share of our common stock. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-six reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-K have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I

ITEM 1.  BUSINESS

On August 11, 2017 (date of Reorganization), the Company consummated a Stock Purchase Agreement whereby its former Chief Executive Officer (“Former CEO”) acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group plc (collectively the “Discontinued Entities”) from the Company in exchange for the forgiveness of $1,968,253 due by the Company to the Former CEO. In connection with the transaction, the Former CEO and the Discontinued Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Discontinued Entities from any outstanding claims.

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

On February 22, 2018, we acquired 51% of the membership interests in Once In A Lifetime LLC, a Florida limited liability company d/b/a/ 123 Wish (“123 Wish”), pursuant to an Exchange Agreement dated January 18, 2018 with 123 Wish and its members in exchange for 1,333,334 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of 123 Wish during the periods ending six and twelve months after the completion of the acquisition., 123Wish is a subscription-based, experience marketplace that focuses on providing users with exclusive opportunities to enjoy personalized, dream experiences with some of the world’s most renowned social media influencers including Super Influencer Jake Paul and Team 10 as well as celebrities, professional athletes, fashion designers, and artists while supporting a diverse range of charities. The business has subsequently been transferred to a newly formed Delaware subsidiary 123Wish, Inc.

On February 27, 2018, we entered into an Exchange Agreement with C-Rod, Inc., Christopher Rodriguez and Patricia Rodriguez, pursuant to which we completed the acquisition on March 20, 2018. We acquired all the outstanding shares of C-Rod, Inc., including its record label, Velveteen Entertainment, and media division, Mues Media (collectively, the “C-Rod Companies”), in exchange for $150,000, 1,000,000 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of C-Rod during the two years ending after the completion of the acquisition.

The C-Rod Companies will continue business operations as ‘Love Media House,’ a wholly owned subsidiary of our company.

C-Rod, Inc., a premier music production company founded in 2002 by Grammy-nominated, multi-platinum producer and composer Christopher Rodriguez, regularly works with superstar artists, which have included many celebrity acts such as Rihanna, Jennifer Lopez, Lady Gaga, Enrique Iglesias and Pet Shop Boys.

Current Structure of the Company

The Company has the following wholly owned subsidiaries: (except for Once In A Lifetime, LLC, which is 51% owned)

●	Once In A Lifetime, LLC d/b/a/ 123Wish (effective 2018)
●	Global Phone Credit Ltd
●	One Horizon Hong Kong Ltd
●	Horizon Network Technology Co. Ltd
●	C-Rod, Inc. (effective 2018)

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purpose in accordance with generally accepted accounting principles in the United States (“GAAP”).

Current Business Operations

 In September 2017 the Company appointed Mark White as CEO to drive the new business acquisition strategy of the Company. As a result, the Company has looked at various possible targets and undertaken the necessary due diligence. In line with the Company’s policy we are only prepared to invest in target companies that have strong local management and that assist the Group in achieving profitability during 2018.

Recent Developments

Acquisition of controlling interest in 123Wish

On February 22, 2018, we acquired 51% of the membership interests in Once In A Lifetime LLC, a Florida limited liability company d/b/a/ 123 Wish (“123 Wish”), pursuant to an Exchange Agreement dated January 18, 2018 with 123 Wish and its members in exchange for 1,333,334 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of 123 Wish during the six month periods ending six and twelve months after the completion of the acquisition.

123Wish, available in the Apple App Store, Google Play and www.123wish.com is a subscription-based, experience marketplace that focuses on providing users with exclusive opportunities to enjoy personalized, dream experiences with some of the world’s most renowned social media influencers including Super Influencer Jake Paul and Team 10 as well as celebrities, professional athletes, fashion designers, and artists while supporting a diverse range of charities.

The influencer or celebrity for each 123Wish experience selects a philanthropic cause to benefit or is randomly matched to a non-profit organization. Once the charitable contribution goal for an experience has been met and the designated timeframe for entry has expired, 123Wish randomly selects the winner who receives exclusive access to interact with the influencer or celebrity. Everyone who enters wins a specialized gift for participation, which may include limited edition merchandise, gift cards or personalized video or voice messages from experience contributors.

In order to deliver authentic and unique lifestyle experiences, 123Wish will launch experiences with social media influencers, music artists and other celebrities that have been embraced by Generation Z. TGZ Capital, L.P., the Gen Z focused venture capital fund, owned five percent of 123Wish pre-acquisition and becomes an OHGI shareholder pursuant to this transaction.

In connection with the 123 Wish Acquisition, the Company entered into an Employment Agreement with Natalia Diaz, who will remain the President and CEO of 123Wish. The Employment Contract is for an initial period of 2 years with an annual salary of $115,000. In addition to the salary there are performance incentives of future stock awards based on the profitability of 123Wish, Inc.

Acquisition of C-Rod, Inc

On March 20, 2018, we acquired all of the outstanding shares of C-Rod, Inc., a Florida corporation, including its record label, Velveteen Entertainment, and media division, Mues Media (collectively, the “C-Rod Companies”), pursuant to an Exchange Agreement with C-Rod, Inc., Christopher Rodriguez and Patricia Rodriguez, in exchange for $150,000 in cash, 1,000,000 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of C-Rod during the two years ending after the completion of the acquisition.

The C-Rod Companies will in the future continue business operations as “Love Media House”, a wholly owned subsidiary of OHGI.

C-Rod a premier music production company founded in 2002 by Grammy-nominated, multi-platinum producer Christopher Rodriguez, regularly works with superstar artists, which have included many celebrity acts such as Rihanna, Jennifer Lopez, Lady Gaga, Enrique Iglesias and Pet Shop Boys.

Corporate Information. Our principal executive offices are located at 34 South Molton Street, London W1K 5RG, United Kingdom, and our telephone number at that location is +44(0)20 7409 5248.

Our Strategy

After the reorganization previously described, the Company’s strategy is make further acquisitions in the digital media and entertainment space, whilst continuing to trade in the secure messaging business in gaming, educational and security segments.

Competition

Our secure messaging software operates in a relatively crowded marketplace and whilst other software can provide similar results the messaging application has we believe additional secure encoyptia.

123 wish provides experiences to fans of high profile celebrities but with the ability to ensure charities can benefit from a proceedings of subscriptions paid. There are other companies offering similar fan experiences.

Love Media (previously C-Rod, Inc.) operates as a music production, songwriter, mixers and arrangers and therefore is in marketplace with many competition. The team, headed by Chois Rodriguez has worked with many famous artists and achieved many Bill board number i.e and that gives the company an important edge in attacking new talent.

Employees

As of December 31, 2017, we had 6 employees, all of whom were full-time employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

 We incurred a net loss in 2017 and 2016 with negative cash flows and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We incurred a net loss of $7.4 million for the year ended December 31, 2017 and a net loss of $5.6 million for the year ended December 31, 2016 and negative cash flows from operations in each of those years. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. As a result of our recent acquisitions and the sale of certain subsidiaries in 2017 to our former CEO, we project to have positive cash flows to fund operations during 2018. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions, accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. These can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

We may be unable to effectively manage our planned expansion.

Our planned expansion may strain our financial resources. In addition, any significant growth into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any growth, we may face problems related to our operational and financial systems and controls. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

If we are unable to successfully manage our expansion, we may encounter operational and financial difficulties which would in turn adversely affect our business and financial results.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans.

If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

The activities of 123 Wish are subject to regulation in certain jurisdictions, and the failure to comply with those regulations could result in fines and other penalties.

Certain jurisdictions, including California where 123 Wish maintains it principal offices, have regulations that require 123 Wish to register as a commercial fundraiser and notify governmental authorities of events that it is sponsoring. The failure to comply with applicable regulations could subject 123 Wish to fines and other penalties, including being enjoined from conducting solicitation activities for charitable purposes within the jurisdiction and other civil remedies provided by law.

Our operations and managements are partially located outside of the United States; U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non U.S. resident officers and directors.

While we are organized under the laws of State of Delaware, our management, our officers and directors are non-U.S. residents, and our headquarters are located outside of the United States. Consequently, it may be difficult for investors to effect service of process on such officers and directors in the United States and to enforce in the United States judgments obtained in United States courts against such persons based on the civil liability provisions of the United States securities laws. Since all our assets are located outside of the U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable.

We are dependent on our management team and the loss of any key member of that team could have a material adverse effect on our operations and financial condition.

We attribute our success to the leadership and contributions of our managing team comprising executive directors and key executives, in particular to Mark White, our Chief Executive Officer, and Martin Ward, our Chief Financial Officer.

Our continued success is therefore dependent to a large extent on our ability to retain the services of these key management personnel. The loss of their services without timely and qualified replacement, would adversely affect our operations and hence, our revenue and profits.

We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.

We currently do not maintain any insurance policies against loss of key personnel and business interruption as well as product liability claims. If such events were to occur, our business, financial performance and financial position may be materially and adversely affected.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Our business is reliant on our intellectual property. Our software is the result of our research and development efforts, which we believe to be proprietary and unique. However, we are unable to assure you that third parties will not assert infringement claims against us in respect of our intellectual property or that such claims will not be successful. It may be difficult for us to establish or protect our intellectual property against such third parties and we could incur substantial costs and diversion of management resources in defending any claims relating to proprietary rights. If any party succeeds in asserting a claim against us relating to the disputed intellectual property, we may need to obtain licenses to continue to use the same. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could cause our business results to suffer.

Where litigation is necessary to safeguard our intellectual property, or to determine the validity and scope of the proprietary rights of others, this could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition, operating results or future prospects.

RISKS RELATED TO OUR COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY.

Our principal stockholder, directors and officers control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Zhanming Wu, our principal stockholder owns 15,000,000 shares, or approximately 45% of our outstanding shares. Our directors and officers own an additional 5,369,645 shares, or approximately 16% of our outstanding shares. As a result, Mr. Wu and our directors and officers as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

Our shares of common stock are from time to time thinly-traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NASDAQ Capital Market. If we fail to meet the requirements for continued listing on the NASDAQ Capital Market, the NASDAQ Capital Market may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

Certain provisions of the General Corporation Law of the State of Delaware may have anti-takeover effects, which may make an acquisition of our company by another company more difficult.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

ITEM 2.  PROPERTIES

We do not currently own any real property. We lease the following offices:

Location	Approximate size	Approximate monthly rent

Hong Kong	150 sqft	$1,900
China	1,900 sqft	$1,400
UK	120 sqft	$1, 250

ITEM 3. LEGAL proceedings

We are not party to any material legal proceedings and no material legal proceedings have been threatened by us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol OHGI.

The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq on its website, www.nasdaq.com.

	Low	High

Fiscal year ended December 31, 2017:
Quarter ended December 31	$0.80	$3.38
Quarter ended September 30	0.57	1.39
Quarter ended June 30	0.62	2.82
Quarter ended March 31	1.44	2.24

Fiscal year ended December 31, 2016:
Quarter ended December 31	$1.32	$3.90
Quarter ended September 30	3.12	7.62
Quarter ended June 30	3.66	5.10
Quarter ended March 31	4.68	7.02

Record Holders

As of March 12, 2018, we had approximately 258 record holders of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. We have not declared or paid any dividends on our common stock, during the periods included in this report, and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

Description of Equity Compensation Plans

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2017:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	$—	822,667
Equity compensation plans not approved by security holdes	3,450,000	$0.909	—

The securities referenced in the table above reflect stock options granted and approved by security holders pursuant to the equity compensation plan approved in 2013.

Sales of Unregistered Equity Securities

On December 6, 2017, we entered into an agreement with Maxim Group LLC (“Maxim”) for investment banking and advisory services. Under the agreement we agreed to issue 225,000 shares of common stock to Maxim. The certificates evidencing the shares were issued in 2018 and were endorsed with, the customary Securities Act legend. Except as previously reported in the reports we have filed under the Exchange Act, we have not issued or sold any other unregistered equity securities during the period by this report.

Repurchases of Equity Securities

We have not repurchased any equity securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2017 and 2016. The following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.” You also should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

The share and per share information presented in the discussion of our Results of Operations for the years ended December 31, 2017 and 2016 gives effect to a one-for-six reverse stock split of our outstanding shares of common stock effected on April 14, 2017.

Overview

During the year ended December 31, 2017, the Company continued to generate cash losses related to the discontinued operations (Horizon Globex/VoIP Business) until the date these operations were sold to the former CEO in August 2017. Of the results in the year ended December 31, 2017 the Company’s net loss totaled $7.4 million, of which $2.4 million related to the discontinued operations for the period up to August 11, 2017. The losses relating to continued operations totaled approximately $5.0 million, which were primarily made up of non-cash items totaling $4.5 million including, amortization of intangible assets, issuance of common stock warrants for services received and amortization of debt issue costs and debt discounts.

One Horizon Group, Inc. following the divestiture of the Horizon Globex/VoIP Business (four entities) in August 2017 to the former CEO Brian Collins of the VoIP business, has retained the secure messaging business, based primarily in South East Asia. In addition, during 2018, the Company has pursued investments in the digital media business and on February 22, 2018, acquired a controlling interest in Once In A Lifetime, LLC d/b/a 123Wish (www.123wish.com), an experience based platform that offers participants an opportunity to play and win unique experiences from renowned celebrities, influencers, athletes, designers, artists, luxury items and more while supporting a diverse range of charities.

In addition on March 20, 2018, we acquired all of the outstanding shares of C-Rod, Inc., a Florida corporation, including its record label, Velveteen Entertainment, and media division, Mues Media (collectively, the “C-Rod Companies”), pursuant to an Exchange Agreement with C-Rod, Inc., Christopher Rodriguez and Patricia Rodriguez, in exchange for $150,000 in cash and 1,000,000 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of C-Rod during the two years ending after the completion of the acquisition.

The C-Rod Companies will continue business operations as ‘Love Media House,’ a wholly owned subsidiary of our company.

C-Rod, Inc., a premier music production company founded in 2002 by Grammy-nominated, multi-platinum producer and composer Christopher Rodriguez, regularly works with superstar artists, which have included many celebrity acts such as Rihanna, Jennifer Lopez, Lady Gaga, Enrique Iglesias and Pet Shop Boys.

The following financial forecasts, including the acquisitions completed in the first quarter of 2018, as projected by management, reflect the expected revenue and operating profit before Group costs, minority interests and amortization, to be generated during the year ended December 31, 2018. Our actual results may differ significantly from these expected results.

ANTICIPATED REVENUE	Year ended December 31, 2018
Division	$million
Horizon Secure Messaging	0.5
123Wish	5.1
Love Media House (C-Rod)	1.1

Total	$6.7

ANTICIPATED OPERATING PROFIT BEFORE GROUP COSTS AND AMORTIZATION	Year ended December 31, 2018
Division	$million
Horizon Secure Messaging	0.4
123Wish	2.9
Love Media House (C-Rod)	0.4

Total	$3.7

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2017 and 2016.

Comparison of year ended December 31, 2017 and 2016 (in thousands) excluding discontinued items.

	For the Year Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2017	2016	(decrease)	Change

Revenue	$714	$44	$670	1,522.7%

Cost of revenue
Hardware, calls and network charges	—	33	(33)	(100.0)%
Amortization of software development costs	855	91	(764)	839.6%
	855	124

Gross deficit	(141)	(80)	(61)	(76.2)%

Operating Expenses

General and administrative	4,236	2,013	2,223	110.4%

Depreciation	17	28	(11)	(39.3)%

Total Operating Expenses	4,253	2,041	2,212	108.4%

Loss from Operations	(4,394)	(2,121)	(2,273)	(107.2)%

Other Income(expense)
Interest expense	(666)	(712)	46	6.5%

Foreign currency exchange gains	1	2	(1)	(50.0)%

Loss for continuing operations	(5,059)	(2,831)	(2,228)	(78.7)%

Revenue: Our revenue for continuing operations for the year ended December 31, 2017 was approximately $714,000 as compared to approximately $44,000 for the year ended December 31, 2016, an increase of approximately $670,000 or 1,523%. The increase was primarily due to the increase in software licenses for secure messaging software in the gaming, education and security business sectors in the Asia region.

Cost of Revenue: Cost of revenue was primarily the amortization of the intellectual property relating to the secure messaging software.

Gross Profit:  Gross loss for the year ended December 31, 2017 was approximately $(141,000) as compared to $(80,000) for the year ended December 31, 2016.

Operating Expenses: Operating expenses including general and administrative expenses, consultancy, depreciation and research and development expenses were approximately $ 4.25 million for the year ended December 31, 2017, as compared to approximately $2.04 million, for the same period in 2016, an increase of approximately $2.3 million or 116%. The increase in expenses primarily arose due to an increase in non-cash consulting expenditure..

Net Loss: Net loss from continuing operations for the year ended December 31, 2017 was approximately $5.1 million as compared to a net loss of $2.8 million for the same period in 2016.  Going forward, management believes the Company will continue to grow the business and increase profitability through acquisitions.

Foreign Currency Translation Adjustment:     Our reporting currency is the U.S. dollar. Our local currencies, Hong Kong Dollars, British pounds and Chinese Renminbi, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Liquidity and Capital Resources

During 2017 the Company has entered into agreements with the holder of $3,500,000 principal amount of convertible debentures then outstanding (the “Debentures”) and the holder of the 555,555 outstanding shares of its Series A-1 Preferred Stock (the “Preferred Shares”) pursuant to which it agreed to issue (the “Debenture Exchange”) to the holder of the Debentures upon conversion of $3,000,000 principal amount of the Debentures together with all interest accrued thereon, 13,000,000 shares of common stock, and, upon cancellation of the remaining balance due on the Debentures a $500,000 promissory note bearing interest at the rate of 7% per annum payable August 31, 2019 (the “7% Note”) and agreed to issue to the holder of the Preferred Shares, in exchange for the Preferred Shares (the “Preferred Exchange”), and the accrued but unpaid dividends thereon, 4,000,000 shares of common stock, together with a $500,000 promissory note bearing interest at the rate of 7% per annum.

The Company expects to receive further equity investment in April 2018 as a result of an exercise of 850,000 warrants held by First Choice International Company, Inc at $0.85 per share. In addition, $400,000 of convertible loan notes, including the $200,000 outstanding at December 31, 2017, were converted into common stock in February 2018.

Years Ended December 31, 2017 and December 31, 2016

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2017	2016
Net cash used in operating activities from continuing operations	(426)	(1,363)
Net cash used in operating activities from discontinued operations	(277)	60
Net cash used in investing activities from continuing operations	(2)	(8)
Net cash used in investing activities from discontinued operations	(261)	(467)
Net cash provided by financing activities from continuing operations	1,477	339
Net cash provided by financing activities from discontinued operations	—	(5)

Net cash used by operating activities from continuing operations was approximately $0.4 million for the year ended December 31, 2017 as compared to approximately $1.4 million for the same period in 2016. The decrease in cash used in operating activities from continuing operations is largely due to the reduction in cash expenditure in 2017 as compared to 2016.

Net cash used in investing activities from continuing operations was approximately $2,000 and $8,000 for the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities was primarily focused on investment in office equipment costs.

Net cash provided by financing activities from continuing operations amounted to approximately $1.5 million for 2017 and $0.3 million for 2016. Cash provided by financing activities in 2017 was primarily from the sale of Common Stock, net of related costs. Cash provided by financing activities in 2016 was primarily due to the sale of Common Stock net of related costs.

Our working capital surplus as of December 31, 2017, was approximately $0.89 million, as compared to a working capital deficit of approximately $1.95 million for the same date in 2016.

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

Together with our critical accounting policies set out above, our significant accounting policies are summarized in Note 2 of our audited financial statements as of December 31, 2017.

Revenue Recognition

The Company earns revenue under license agreements, for the use of its secure messaging software, which include a license fee and the sale of user licenses.

The Company recognizes revenue when it is realized or realizable and earned (and vendor specific objective evidence of fair value has been established for all elements in the license agreement). The Company establishes persuasive evidence of a sales arrangement for each type of revenue  transaction based on a signed contract or services have been rendered price fixed and determinable, and collectability is reasonably assumed.

Revenue for user licenses purchased by  customers is recognized when the user license is delivered.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for us in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption.

        In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply the ASU either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We have evaluated the impact of the new accounting standard on our revenue recognition policies and do not believe that it will have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2017. Our chief executive officer and chief financial officer concluded that due to the deficiency in the internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors (notably, the Audit Committee thereof), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Due to a lack of accounting personnel, management concluded that there was a material weakness due to our inability to segregate various accounting functions and concluded that as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

Other than described above, during the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position

Mark White	57	President, Chief Executive Officer and Director

Martin Ward	60	Chief Financial Officer and Director

Nicholas Carpinello	68	Director

Richard Vos	72	Director

Robert Law	67	Director

Mark White.  Mr. White was appointed as President, Chief Executive Officer and a director on September 8, 2017. Mr. White previously served as the Company’s Chief Executive Officer from November 30, 2012 to July 24, 2014 and as a director from December 2012 to July 2014. From July 2014 to August 2017, he was engaged as a private investor seeking business and investment opportunities. Mr. White served as the Chief Executive Officer of One Horizon Group, PLC from 2004 to November 2012. His entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 20 years. He founded Next Destination Limited in 1993, the European distributor for Magellan GPS and satellite products, and sold the business in 1997. Prior to that, Mr. White was Chief Executive Officer for Garmin Europe, where he built up the company’s European distribution network. He previously sold Garmin’s GPS products through Euro Marine Group Ltd, a company he formed in 1990, which established distribution in Europe for U.S. manufacturers of marine electronic equipment. Earlier in his career, Mr. White was the Sales Director for Cetrek Limited, a maritime autopilot manufacturer.

Martin Ward. Mr. Ward has served as Chief Financial Officer since November 30, 2012 and a director since December 10, 2012. Mr. Ward served as the Chief Financial Officer and Company Secretary of One Horizon Group, PLC from 2004 to November 2012. Prior to joining One Horizon Group, Mr. Ward was a partner at Langdowns DFK, a United Kingdom-based chartered accountancy practice. Earlier in his career, between 1983 and 1987, he worked for PricewaterhouseCoopers as an Audit Manager. Mr. Ward is a fellow of the Institute of Chartered Accountants of England and Wales.

Nicholas Carpinello. Mr. Carpinello has served as a director since March 7, 2013. He has been the owner of Carpinello Enterprises LLC d/b/a Cottman Transmission Center, a national auto service franchise, since 2004 and also has worked as a consultant to SatCom Distribution Inc. (“SDI”), assisting in various business, tax and financial matters of US operations of UK-based distributors of satellite communication hardware and airtime, since 2005. Prior to November 2012, SDI was a subsidiary of One Horizon Group PLC. Mr. Carpinello’s years of professional experience are extensive, and include experience as CFO and Treasurer with multinational public and private manufacturers of armored vehicles and, later in his career, CFO of privately-held companies in the computer science field. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BA degree in Accounting from the University of Cincinnati.

Richard Vos

Mr. Vos was appointed as a director on August 28, 2013.

Mr. Vos has been a non-executive director of NSSC Operations Ltd., which operates the National Space Centre in the United Kingdom, until February 2018 and was chairman of its audit committee. From August 2014 to March 2017. Mr Vos was a non-executive director of Tawsat Limited and Tawsat Holdings Limited, both Irish registered companies which hold intelluctual property in certain satellite operations.

Mr. Vos was an Independent Director from 2007 to January 2017 of Avanti Communication Group plc, a public company listed on the London Stock Exchange (LSE:AVN), where he was chairman of its remuneration committee and audit committee. From June 2005 to June 2010, Mr. Vos was a director of our United Kingdom subsidiary. One Horizon Group plc (formerly SatCom Group Holdings plc) (“One Horizon UK”), and from October 2006 to June 2010 was also Chairman. From July 2005 to March 2010, One Horizon UK was listed on the Alternative Investment Market of the London Stock Exchange (AIM: SGH). From October 2008 to October 2010, Mr. Vos served as a director of TerreStar Europe Ltd., a former start-up business seeking to provide mobile satellite services in Europe. From April 2003 to 2009, Mr. Vos was chairman of the Telecommunications and Navigation Advisory Board of the British National Space Centre (subsequently reconstituted as the United Kingdom Space Agency). From September 2006 to June 2009, Mr. Vos was a director of Avanti Screenmedia Group plc, formerly listed on the London Stock Exchange (LSE:ASG), which provided satellite and other services. Mr. Vos obtained his Bachelor of Arts with Honors in Modern Languages from University of London in 1968, and his Diploma in Management Studies from Kingdom Polytechnic in 1973.

Robert Law. Mr. Law has served as a director since August 28, 2013. Since 1990, Mr. Law has served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and since 1979 has served as a director of Langdowns.  Also, since 1990, Mr. Law has been the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services, and has been a member of Southern Business Advisers since 1979.  Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”), and is a member of the Valuation and Information Technology Faculties of the ICAEW.  Mr. Law qualified as an ICAEW Chartered Accountant in 1976.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified, or his earlier death, resignation or removal. Officers are elected by and serve at the discretion of the Board of Directors.

Information Concerning the Board of Directors

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

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. White’s continuation in the combined role of the Acting Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Compensation of Directors

Non-employee directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Employee directors do not receive any compensation for their services as directors. All of our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2017, to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Robert Law	16,000	0	0	0	0	0	16,000
Richard Vos	16,000	0	0	0	0	0	16,000
Robert Vogler (resigned August 11, 2017)	9,000	0	0	0	0	0	9,000

Independent Directors

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Richard Vos are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2017 (“fiscal 2017”). During fiscal 2017, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.”

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

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2017 all of our officers, directors, and beneficial owners of more than 10% of our outstanding shares of common stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act, except that Mark White failed to file a Form 4 reporting his conversion of 555,555 shares of Series A-1 Preferred Stock (the “Preferred Shares”) into 4,000,000 shares of common stock on November 27, 2017 and the transfer of 2,000,000 of those shares to Zhanming Wu on November 27, 2017 in consideration for Mr. Wu’s previous contribution to Mr. White of $250,000 to be used in connection with Mr. White’s initial purchase of the Preferred Shares.

Stockholder Communications

OHGI stockholders who want to communicate with our Board or any individual director can write to:

One Horizon Group, Inc.

34 South Molton Street

London W1K 5RG, United Kingdom

Attn: Board Administration

Your letter should indicate that you are an OHGI stockholder.  Depending on the subject matter, management will:

●	Forward the communication to the Director or Directors to whom it is addressed;

●	Attempt to handle the inquiry directly, for example where it is a request for information about OHGI or it is a stock-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

At each Board meeting, a member of management presents a summary of all communications received since the last meeting that were not forwarded and makes those communications available to the Directors on request.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth, for the periods indicated, the total compensation awarded to, earned by or paid to each person who served as the principal executive officer during the fiscal year ended December 31, 2017 (“Fiscal 2017”) and each other executive officer whose total compensation awarded to, earned by or paid to such other executive officer for Fiscal 2017 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (together, the “Named Executive Officers”).

Summary Compensation Table: Executives

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Collins, Former CEO (1)	Year ended 12/31/17	210,000	0	0	0	0	0	0	210,000
	Year ended 12/31/16	360,000	0	0	0	0	0	0	360,000
Mark White CEO (3)	Year ended 12/31/17	160,000	0	0	0	0	0	0	160,000
	Year ended 12/31/16	0	0	0	0	0	0	0	0
Martin Ward, CFO(2)	Year ended 12/31/17	240,000	0	0	0	0	0	0	240,000
	Year ended 12/31/16	254,000	0	0	0	0	0	0	254,000

(1)	Mr. Collins resigned as Chief Executive Officer, President and Director effective August 11, 2017. For the two years ended December 31, 2017, Mr. Collins was paid predominately in US Dollars.

(2)	Mr. Ward was appointed our Chief Financial Officer effective November 30, 2012. For the year ended December 31, 2017, Mr. Ward was paid predominately in US Dollars,. For the year ended December 31, 2016, Mr. Ward was paid predominately in British pounds (GBP 1 = USD 1.351) which rate represents the average exchange rate for that period.

(3)	Mr. White was appointed as Chief Executive Officer, President and Director effective September 8, 2017. For the year ended December 31, 2017 Mr. White remuneration was accrued in US Dollars, but 2017 remuneration remains unpaid as per the terms of his employment agreement.

We have entered into an Amended and Restated Employment Agreement with Mark White which continues for an initial term through July 31, 2022, and which automatically renews for one year terms thereafter, subject to the rights of both parties to terminate the Agreement. Mr. White’s Employment Agreement provided for a signing grant of 1,600,000 shares of the Company’s common stock, an annual salary of $480,000 per annum, an annual bonus to be determined by the Board and an acquisition bonus whereby Mr. White will receive additional shares each time the Company completes an acquisition of a new business. Mr. White’s Agreement contains customary non-disclosure and non-compete provisions which are operative during the term of his agreement and for one year thereafter. Mr. White’s agreement provides for severance of one year’s salary if his agreement is terminated by the Company without cause or in the event of a change in control of the Company. In addition we have agreed that upon termination of Mr. White’s Employment Agreement upon request we would register our shares of common stock then held by him for sale under the Securities Act of 1933, as amended.

We have entered into an Employment Agreement with Martin Ward which continues for an initial term through July 31, 2022, and which automatically renews for one year terms thereafter, subject to the rights of both parties to terminate the Agreement. Mr. Ward’s Employment Agreement provides for an annual salary of $240,000 per annum and an annual bonus to be determined in accordance with a program to be developed by the Board of Directors. Mr. Ward’s Agreement contains customary non-disclosure and non-compete provisions which are operative during the term of his agreement and for one year thereafter. Mr. Ward’s agreement provides for severance of one year’s salary if his agreement is terminated by the Company without cause or in the event of a change in control of the Company. In addition we have agreed that upon termination of Mr. Ward’s Employment Agreement upon request we would register our shares of common stock then held by him for sale under the Securities Act of 1933, as amended.

Pension Benefit

None during the periods covered in this Report.

Nonqualified Deferred Compensation

None during the periods covered in this Report.

Retirement/Resignation Plans

None during the periods covered in this Report.

Outstanding Equity Awards at 2017 Year-End

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 12, 2018 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 12, 2018, we had 33,400,215 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 12, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of March 12, 2018  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Amount And Nature of Beneficial Ownership(1)	Percent

Owners of More than 5% of Outstanding Shares:

Zhanmang Wu	15,000,000	44.9%

Directors and Named Executive Officers:

Mark White	3,992,943	12.0%

Martin Ward	1,369,738	4.1%

Richard Vos	3,402	*

Nicholas Carpinello	1,781	*

Robert Law	1,781	*
		*
All Executive Officers and Directors as a Group (5 persons):	5,369,645	16.1%

*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our Directors or Executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions

The following includes a summary of transactions since January 1, 2017, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On August 11, 2017 we sold all of the outstanding capital stock of three of our subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group plc (collectively the “Discontinued Entities”) to Brian Collins, our then Chief Executive Officer, in exchange for the forgiveness of $1,968,253 payable to Mr. Collins. In connection with the transaction, Mr. Collins and the Discontinued Entities released us and our remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and we and the Excluded Entities released the Discontinued Entities from any outstanding claims. In contemplation of sale, certain intellectual property was transferred among the Discontinued Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the sale was consummated.

On August 18, 2017, Martin Ward, our Chief Financial Officer, accepted the offer to convert $662,048 due to him from us into 859,802 shares of common stock (a conversion price of $0.77 per share, the closing price of the Company’s common stock on August 14, 2017).

In September 2017, we entered into an agreement with Mark White, our President, Chief Executive Officer and a director of our company, whereby Mr. White agreed to exchange 555,555 shares of our Series A-1 Convertible Preferred Stock, and the right to accrued but unpaid dividends thereon, for 4,000,000 shares of common stock. The exchange was approved by holders of a majority of our outstanding shares of common stock by written consent in lieu of a meeting of stockholders dated October 24, 2017 in accordance with NASDAQ’s corporate governance rules.

Amounts due to related parties include the following: (in thousands)

December 31
2017
Loans due to stockholders
Due within one year	$32
Long-term	1,000
$1,032

The foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Director Independence

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Richard Vos are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

Principal Accountant Fees and Services

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Cherry Bekaert LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Cherry Bekaert LLP in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

Aggregate fees for professional services rendered to the Company by Cherry Bekaert LLP (“Cherry”) for the years ended December 31, 2017 and 2016 were as follows:

Services Provided	2017	2016
Audit Fees	$88,700	$169,900
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$88,700	$169,900

Audit Fees

Audit fees billed by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Tax Fees

There were no tax fees billed or accrued during the Reported Periods.

All Other Fees

There were no other fees billed or accrued during the Reported Periods.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

2.2	Stock Purchase Agreement with Brian Collins dated August 11, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 14, 2017

Item 3	Articles of Incorporation and Bylaws

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3.2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3.3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3.4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017.

3.7	Certificate of Designation for Series A-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 14, 2017.

3.8	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location
4	Instruments defining the rights of security holders

4.1	Common Stock Purchase Warrant dated May 1, 2013	Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q/A filed May 30, 2013

4.2	Form of Class A Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014.

4.3	Form of Class B Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014

4.5	Form of Convertible Debenture	Incorporated by reference from Current Report on Form 8-K filed December 29, 2014

4.6	Form of Amended and Restated Class C Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.7	Form of Amended and Restated Class D Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.8	Form of Amended and Restated Performance Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.9	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.10	Form of Warrant	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 18, 2017

4.11	Form of Warrant issued to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-221300) filed October 17, 2017

4.12	Form of warrants issued to First Choice International Company, Inc.	Incorporated by reference to the exhibits to Exhibit 10.1 to Current Report on Form 8-K Filed December 19, 2017

Exhibit Number	Title of Document	Location
Item 10	Material Contracts

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.6	Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.12	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

Exhibit Number	Title of Document	Location
10.13	Form of Securities Purchase Agreement dated July 14, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017

10.14	Form of Stock Purchase Agreement dated August 10, 2017 with Brian Collins, former CEO	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2017

10.15	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.16	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.17	Agreement with Zhanming Wu for conversion of Convertible Debenture	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2017

10.18	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.19	Agreement with Mark White dated August 4, 2017 for Exchange of Series A-1 Preferred Stock	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 8, 2017

10.20	Consulting Agreement dated October 17, 2017 with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3(File No. 333-221300) filed October 17, 2017

10.21	Agreement dated December 6, 2017 with Maxim Group LLC	Filed as part of this report

10.22	Agreement dated December 13, 2017 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2017

10.23	Indemnification Agreement between the Company and Brian Collins	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.24	Indemnification Agreement between the Company and Martin Ward dated	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.25	Form of Securities Purchase Agreement dated July 14, 2017.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017.

10.26	Exchange Agreement dated January 18, 2018 with Once In A Lifetime, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2018

10.27	Exchange Agreement dated February 26, 2018 with C-Rod, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2018

10.28	Employment Agreement with Mark White	Filed as part of this report

10.29	Employment Agreement with Martin Ward	Filed as part of this report

10.30	2018 Equity Incentive Plan	Filed as part of this report

Exhibit Number	Title of Document	Location
Item 14.	Code of Ethics

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

14.2	Insider Trading Policy	Incorporated by reference from the Registration Statement on Form S-1 filed February 5, 2015

Item 21.	Subsidiaries

21.1	Subsidiaries	Filed as part of this report

Item 23.	Consents

Item 23.1	Consent of Cherry Bekaert, LLP	Filed as part of this report

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report

Item 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: April 2, 2018	By:	/s/ Mark White
Mark White
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2018

By:	/s/ Mark White
Mark White
President, Chief Executive Officer, and Director

By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal Finance and Accounting Officer and Director

By:	/s/ Nicholas Carpinello
Nicholas Carpinello
Director

By:	/s/ Robert Law
Robert Law
Director

By:	/s/ Richard Vos
Richard Vos
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
One Horizon Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements the Company has historical recurring net losses and negative cash flows from operations. Management’s plans with regard to this matter are more fully described in Note 2 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2016.

/s/ Cherry Bekaert LLP

Tampa, Florida
April 2, 2018

ONE HORIZON GROUP, INC.

Consolidated Balance Sheets

December 31, 2017 and 2016

(in thousands, except share data)

	2017	2016

Assets
Current assets:
Cash	$763	$106
Accounts receivable	102	2
Other current assets	578	131
	1,443	239
Current assets of discontinued operations	—	1,696
Total current assets	1,443	1,935

Property and equipment, net	2	16
Intangible assets, net	5,340	6,190
Prepaid compensation	2,017	—
Non current assets of discontinued operations	—	2,265

Total assets	$8,802	$10,406

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$167	$177
Accrued expenses	55	188
Accrued compensation	251	151
Amount due to related parties	32	—
Convertible notes, net of debt discount of $155	45	—
Convertible debenture, net	—	3,068
	550	3,584
Current liabilities of discontinued operations	—	300
Total current liabilities	550	3,884

Long-term liabilities

Amount due to related parties	—	2,343
Promissory notes, related parties	1,000	—
Long term liabilities of discontinued operations	—	234

Total liabilities	1,550	6,461

Stockholders’ Equity
One Horizon Group, Inc. stockholders’ equity
Preferred stock: $0.0001 par value, authorized 50,000,000; nil shares (2017) and 170,940 shares (2016) issued and outstanding	—	1
Common stock: $0.0001 par value, authorized 200,000,000 shares, issued and outstanding 30,255,123 (2017) and 6,144,762 (2016)	3	1
Additional paid-in capital	48,356	37,504
Accumulated (Deficit)	(41,085)	(33,590)
Accumulated other comprehensive income/(loss)	(22)	29
Total stockholders’ equity	7,252	3,945
Total liabilities and stockholders’ equity	$8,802	$10,406

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Operations

For the years ended December 31, 2017 and 2016

(in thousands, except per share data)

	Years ended December 31,
	2017	2016

Revenue	$714	$44
Cost of revenue
Hardware, calls and network charges	—	33
Amortization of intangibles	855	91
	855	124
Gross deficit	(141)	(80)

Expenses:
General and administrative	4,236	2,013

Depreciation	17	28

	4,253	2,041

Loss from operations	(4,394)	(2,121)

Other income and expense:
Interest expense	(666)	(712)

Foreign currency exchange gains	1	2

	(665)	(710)

Loss from continuing operations before income taxes	(5,059)	(2,831)

Loss after income taxes from continuing operations	(5,059)	(2,831)

Loss from discontinued operations	(2,375)	(2,708)
Net loss for the year	(7,434)	(5,539)
Less: Preferred dividends	—	(50)
Net loss attributable to One Horizon Group, Inc. Common stockholders	$(7,434)	$(5,589)

Earnings per share
Basic and diluted net loss per share
- Continuing operations	$(0.40)	$(0.48)
- Discontinued operations	$(0.19)	$(0.46)
Weighted average number of shares outstanding
Basic and diluted	12,534	5,902

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2017 and 2016

(in thousands)

	Years ended December 31,
	2017	2016

Net loss	$(7,434)	$(5,539)
Other comprehensive (loss):
Foreign currency translation adjustment gain (loss)	(51)	65
Comprehensive loss	(7,485)	(5,474)

Total comprehensive loss	$(7,485)	$(5,474)

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017 and 2016

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2015	171	$1	5,858	$1	$36,072	$(28,001)	$(36)	$8,037
Net loss						(5,539)		(5,539)
Foreign currency translations							65	65
Preferred dividends						(50)		(50)
Common stock issued for services			58		204			204
Options issued for services					703			703
Common Stock issued for cash			229		525			525

Balance December 31, 2016	171	$1	6,145	$1	$37,504	$(33,590)	$29	$3,945

Net loss						(7,434)		(7,434)
Foreign currency translation							(51)	(51)
Deemed distribution					61	(61)		—
Common stock issued for cash			417		265			265
Common Stock issued for services			4,275		4,170			4,170
Common stock issued on exercise of warrants			1,521		980			980
Common stock issued for settlement of liabilities			897		692			692
Amendment to preferred stock agreement	385
Beneficial conversion features on convertible notes					155			155
Conversion of preferred stock and note payable to common stock	(556)	(1)	4,000	1	(500)			(500)
Conversion of debenture to common stock			13,000	1	3,349			3,350
Warrants issued for services					1,486			1,486
Reclassification of mandatory redeemable preference shares					62			62
Options issued for services					132			132
Balance December 31, 2017	—	$—	30,255	$3	$48,356	$(41,085)	$(22)	$7,252

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

(in thousands)

	Years ended December 31,
	2017	2016

Cash used in operating activities:
Operating activities:
Net loss for the year	$(5,059)	$(2,831)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	17	28
Amortization of intangible assets	855	91

Amortization of debt issue costs	132	132
Amortization of beneficial conversion feature	101	100
Amortization of debt discount	199	200

Amortization of shares issued for services	270	47
Warrants issued for services received	1,486	—
Options issued for services received	132	703
Common shares issued for services received	1,244	70

Changes in operating assets and liabilities:
Accounts receivable	(100)	3
Other assets	17	(120)
Accounts payable and accrued expenses	280	214
Net cash flows from continuing operating activities	(426)	(1,363)

Net cash flows from discontinued operating activities	(277)	60

Net cash flows from total operating activities	(703)	(1,303)

Cash used in investing activities:

Acquisition of property and equipment	(2)	(8)
Net cash flows from investing activities – continuing operations	(2)	(8)

Net cashflows from investing activities – discontinued operations	(261)	(467)

Net cashflows from investing activities - total	(263)	(475)

Cash flow from financing activities:

Cash proceeds from exercise of warrants	980	—
Cash proceeds from issuance of common stock	265	400
Preferred dividends paid	—	(50)
Advances from/(repayments to) related parties	232	(11)
Net cash flows from financing activities – continuing operations	1,477	339
Net cash flows from financing activities – discontinued operations	—	(5)
	1,477	334

Increase/(decrease) in cash during the year	511	(1,444)
Foreign exchange effect on cash	(8)	(68)

Cash at the beginning of the year - continuing operations	106	1,612
Cash at the beginning of the year – discontinued operations	154	160
Cash at end of the year – total	$763	$260

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2017 and 2016

(in thousands)

	Year ended December 31,
	2017	2016

Interest paid	$—	$209
Non-cash transactions:
Common stock issued for services provided	—	204
Common stock issued for settlement of accrued compensation	—	125
Common stock issued for settlement of liabilities	692	—
Redemption of preferred stock with issuance of common stock and note payable	500	—
Conversion of debenture and accrued interest to common stock	3,350	—

See accompanying notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has proprietary digitally secure messaging software and sells licenses primarily into the gaming, security and educational markets. The Company is based in Hong Kong, China and the United Kingdom.

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of One Horizon Group, Inc. and its wholly owned subsidiaries Global Phone Credit Limited, One Horizon Hong Kong Limited and Horizon Network Technology Co. Ltd. (“HNT”). The accounts of the former subsidiaries, One Horizon Group plc, Horizon Globex GmbH, Abbey Technology GmbH and Horizon Globex Ireland Limited are included up to the date of Reorganization (Note 3). In addition, included in the consolidated financial statements as of and for the years ended December 31, 2017 and 2016, are the accounts of Suzhou Aishuo Network Information Co., Ltd. which is controlled by One Horizon Group, Inc. through various contractual arrangements.

All significant intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flows from operations. The Company has principally financed these losses from the sale of equity securities and the issuance of debt instruments.

As a result of the Reorganization in August 2017, more fully described in Note 3, the Company has revised its operations and business plan. In addition, during 2017 amounts previously due to the Chief Financial Officer was converted to common stock (Note 6) and the previously outstanding convertible debentures were converted into shares of common stock (Note 7). As a result of these transactions as well as adjustments to the Company’s business plans, working capital as of December 31, 2017 increased to approximately $593,000 as compared to a working capital deficit of approximately $1,949,000 as of December 31, 2016 and long term liabilities decreased by approximately $1,577,000 as compared to December 31, 2016.

In addition, and as more fully described in Note 12, the Company acquired two operating entities subsequent to December 31, 2017. Coupled with the reduction of liabilities described above, the Company projects the results of these acquisitions will provide positive cash flows.

However, actual results could materially differ from the Company’s projections. Accordingly, the Company may be required to raise additional funds through various sources, such as equity and debt financings. While the Company believes it is probably that such financings could be secured, there can be no assurance the Company will be able to secure additional sources of funds to support its operations, or if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to us.

At December 31, 2017, the Company had cash of $763,000. In addition, in January of 2018, the Company received proceeds totaling $200,000 for the issuance of convertible notes. In February of 2018, the then outstanding convertible loan notes totaling $400,000, including the $200,000 outstanding at December 31, 2017, were converted into common stock. In February 2018, the Company received $562,500 from the exercise of outstanding common stock warrants. The Company expects to receive further investment from the exercise of additional common stock warrants in the second quarter of 2018 for net proceeds of approximately $723,000. Together with the cash on hand as a result of these transactions and based on the Company’s current operational plan and budget, the Company believes that it is probable that it has will have sufficient cash to fund its operations into at least the second quarter of 2019.

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

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the United Kingdom, Hong Kong and China which, at times, balances may exceed insured limits. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts receivable and concentrations

Subsequent to the Reorganization (Note 3) the Company recognizes revenue from the sale of licenses of the digitally secure messaging on an invoice basis.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2017 and December 31, 2016, two customers accounted for 100% and 61%, respectively, of the accounts receivable balance and one customer accounted for 75% of the revenue for the year ended December 31, 2017.

Intangible Assets

Intangible assets include software development costs and are amortized on a straight-line basis over the estimated useful lives of ten years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company. As a result of this review, no impairment charges were recognized during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2016 software development costs of $467,000 had been capitalized.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the years ended December 31, 2017 and 2016 the Company recorded no impairment losses related to the Company’s long-lived assets.

Debt Issue Costs

Debt issue costs related to long-term debt are recorded as a reduction of debt outstanding and amortized over the term of the related debt using the effective interest method.

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

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2017 and 2016, shares issuable from outstanding stock, warrants (totaling 3,936,388- 2017 and 666,324 - 2016) are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Stock-based payments

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option pricing model, which includes subjective judgements about the expected life of the awards, forfeiture rates and stock price volatility.

Revenue recognition

The Company earns revenue under license agreement, for the use of its secure messaging software, which include a license fee and the sale of user licenses.

The Company recognizes revenue when it is realized or realizable and earned (and vendor specific objective evidence of fair value has been established for all elements in the license agreement). The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on a signed contract with the customer and that delivery has occurred on services have been rendered, price fixed and determinable and collecitivity is reasonably assured.

Revenue for user licenses purchased by customers is recognized when the user license is delivered.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for us in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply the ASU either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We have evaluated the impact of the new accounting standard on our revenue recognition policies and do not believe that it will have an impact on our financial statements.

Note 3. Reorganization

On August 11, 2017 (date of Reorganization), the Company consummated a Stock Purchase Agreement whereby its former Chief Executive Officer (“Former CEO”) acquired all of the outstanding capital stock of three of the Company’s subsidiaries, Abbey Technology GmbH, Horizon Globex GmbH and Horizon Globex Ireland Ltd., and approximately 99.7% of the outstanding shares in One Horizon Group plc (collectively the “Discontinued Entities”) from the Company in exchange for the forgiveness of $1,968,253 due by the Company to the Former CEO. In connection with the transaction, the Former CEO (See note 6) and the Discontinued Entities released the Company and its remaining subsidiaries (the “Excluded Entities”) from any claims outstanding as of the date of the transaction and the Company and the Excluded Entities released the Discontinued Entities from any outstanding claims.

In contemplation of the Stock Purchase Agreement, certain intellectual property was transferred among the Discontinued Entities and the Excluded Entities such that each could continue the business contemplated to be carried on after the transaction was consummated.

The Company’s consolidated balance sheet as at December 31, 2016 has been adjusted to properly account for the current and noncurrent assets, current and noncurrent liabilities of discontinued operations separate from the current and noncurrent assets and current and noncurrent liabilities of the Excluded Entities.

Adjustments to December 31, 2016 Balance Sheet for Discontinued operations

Current assets of discontinued operations
Cash	$153
Accounts receivable, net	1,206
Other current assets	337
$1,696

Noncurrent assets of discontinued operations
Property and equipment (net)	$26
Intangible assets, net	2,222
Investment	17
$2,265

Current liabilities of discontinued operations
Accounts payable	$187
Accrued expenses	18
Accrued compensation	5
Income taxes	90
$300

Long-term liabilities of discontinued operations
Deferred income taxes	$172
Mandatorily redeemable shares	62
$234

The Company’s consolidated statements of operations for the year ended December 31, 2017 include operations of the Discontinued Entities up to the date of the Reorganization in Loss from Discontinued Operations. The Company’s consolidated 2016 balance sheets and statements of operations for the years ended December 31, 2017 and 2016 have been adjusted to properly account for the discontinued operations as follows: (in thousands)

Loss from Discontinued operations	Year ended December 31,
	2017	2016

Revenue	$495	$1,571
Cost of Revenue
Hardware	5	65
Amortization	1,007	1,919
	1,012	1,984
Gross Margin	(517)	(413)
Expenses
General and administrative	998	1,709
Depreciation	5	30
Research and development	255	605
	1,258	2,344
Other income (loss)	—	6

Impairment Loss	(622)	—
Income Taxes	22	43
Loss from Discontinued Operations	$(2,375)	$(2,708)

Note 4. Suzhou Aishuo Network Information Co. Ltd.

The Company has control of a Chinese entity Suzhou Aishuo Network Information Co. Ltd. (“Aishuo”) through various contractual arrangements. As a result of this control, one hundred percent of the operations, assets, liabilities and cash flows of Aishuo have been consolidated in the accompanying consolidated financial statements.

Summarized assets, liabilities and results of operations, prior to eliminations in consolidation, of Aishuo are as follows: (in thousands)

	December 31	December 31
	2017	2016

Assets	$—	$5
Intercompany payables	(423)	(355)
Other liabilities	—)	(12)
Revenue	2	224
Net Loss	(37)	(292)

Note 5. Intangible Assets

Intangible assets consist primarily of software development costs which are amortized over the estimated useful life, generally on a straight-line basis (in thousands)

	2017	2016

Horizon secure messaging software	$6,527	$6,498

Less accumulated amortization	(1,187)	(308)
Intangible assets, net	$5,340	$6,190

Amortization of intangible assets for each of the next four years is estimated to be approximately $1,500,000 per year

Note 6. Related-Party Transactions

During the year ended December 31, 2017, $1,968,253 due to the Former CEO, Brian J Collins was forgiven in the reorganization whereby he acquired ownership of the Discontinued Entities (Note 3). The net assets disposed of was equal to the amount due to the former CEO, accordingly no gain or loss was Recognized on the transaction.

During the year ended December 2017 $662,048 due to the Chief Financial Officer was converted at the prevailing market price of $0.77 to 859,802 shares of common stock.

Note 7. Promissory Notes, Related parties

In October 2017 the Company entered into agreements with the holder (Principal Stockholder) of the $3,500,000 principal amount of convertible debentures then outstanding (the “Debentures”) and the holder (our Chief Executive Officer) of the 555,555 outstanding shares of its Series A-1 Preferred Stock (the “Preferred Shares”) pursuant to which it agreed to issue (the “Debenture Exchange”) to the holder of the Debentures upon conversion of $3,000,000 principal amount of the Debentures together with all $350,000 interest accrued thereon, 13,000,000 shares of common stock, and, upon cancellation of the remaining balance due on the Debenture, a $500,000 unsecured promissory note bearing interest at the rate of 7% per annum payable August 31, 2019 (the “7% Note”) and agreed to issue to the holder of the Preferred Shares, in exchange for the Preferred Shares (the “Preferred Exchange”), and the accrued but unpaid dividends thereon, 4,000,000 shares of common stock, together with a $500,000 unsecured promissory note bearing interest at the rate of 7% per annum, payable August 31, 2019. Due to the related party nature of the transactions, there were no gains or losses recorded. The $3,350,000 principal and interest outstanding on the Debentures was reclassified as an increase in stockholders’ equity. The $500,000 promissory note issued to our Chief Executive Officer for the redemption of the Preferred shares was recorded as a reduction in stockholders’ equity.

Note 8. Convertible Notes.

In the year ended December 31, 2017 the Company signed convertible notes in the amount of $400,000 to two individuals, of which $200,000 was received in 2017 and the remaining $200,000 was received in January 2018. These loans plus accrued interest (at 7% per annum) were converted into common stock in February 2018 at $0.60 per share. The carrying value of the $200,000 convertible notes outstanding at December 31, 2017 has been reduced by $155,000 to record a beneficial conversion feature.

Note 8. Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.0001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

During the year ended December 31, 2017, pursuant to an agreement between the Company and the holders of the Series A preferred stock, the stock was re-designated as Series A-1 Preferred Stock, outstanding shares increased to 555,555 shares with a redemption price of $1.80, dividends of 10% per annum and the redemption date extended to February 1, 2018. During the year ended December 31, 2017 all the shares of preferred stock were converted into 4,000,000 shares of common stock and a promissory note, due August 31, 2019, in the amount of $500,000.

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

On April 19, 2017 the stockholders approved a reverse stock split, one new share for every six old shares, which has been shown retroactively in these financial statements.

During the year ended December 31, 2017 the Company:

●	Issued 91,667 shares of common stock for services provided with a fair value of $176,055

●	Issued 127,366 shares of common stock for exercise of warrants at a price of $0.80 per share

●	Issued 417,461 shares of common stock for cash proceeds of $265,000

●	Issued 859,802 shares of common stock for settlement of related party loan in the amount of $662,048

●	Issued 3,000,000 shares of common stock in connection with five year employment contracts for executives with a fair value of $2,750,000

●	Issued 55,556 shares of common stock for exercise of warrants at a price of $0.80 per share

●	Issued 37,500 shares of common stock for settlement of amount owing of $30,000

●	Issued 13,000,000 shares of common stock as part of settlement of convertible debenture and accrued interest in the amount of $3,350,000

●	Issued 4,000,000 shares of common stock for redemption of 555,555 shares of Series A-1 Preferred Stock

●	Issued 108,333 shares of common stock for services provided with a fair value of $83,416

●	Issued 833,334 shares of common stock for the exercise of warrants at a price of $0.60 per share

●	Issued 1,075,000 shares of common stock for services provided with a fair value of $1,161,000

●	Issued 350,000 shares of common stock for the exercise of warrants at a price of $0.60 per share

●	Issued 155,000 shares of common stock for the exercise of warrants at a price of $0.80 per share

During the year ended December 31, 2016 the Company:

●	Issued 33,333 shares of common stock for services to be provided with a fair value of $133,960

●	Issued 169,821 shares of common stock for cash proceeds of $400,000

●	Issued 7,500 shares of common stock for services received with a fair value of $33,750

●	Issued 76,228 shares of common stock in part settlement of accrued compensation in the amount of $160,535

Stock Purchase Warrants

As at December 31, 2017, the Company had reserved 3,936,388 shares of its common stock for the outstanding warrants with weighted average exercise price of $2.12. Such warrants expire at various times up to July 2020. The warrants have an intrinsic value of $1,848,601 as of December 31, 2017.

During the year ended December 31, 2017, 304,168 warrants were forfeited, 5,095,486 warrants were issued, for services performed (with a fair value of $1,486,000) and valued under the Black-Scholes valuation method, and 1,521,255 warrants were exercised.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model for warrants issued by the Company during the year ended December 31, 2017:

Common stock fair value	$1.92
Risk-free interest rate	2.5%
Expected dividend yield	0%
Expected warrant life (years)	0.1-1.2
Expected stock volatility	107-114%

Under the engagement agreement with Maxim Group LLC, the Company has agreed for any financing arranged by Maxim for the Company, during the contractual period, the Company will in addition to paying a cash fee of up to 7% of funds raised to deliver a cash warrant to Maxim to purchase shares in the Company equal to 4% of the number of shares issued in the financing. The warrants will be exercisable at 120% of the pricing of the common stock issued in the raise. The exercisable period is 12 months from the date of the raise, thereafter if not exercised the warrants will lapse.

Note 9. Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company. Following the reorganization in August 2017, all outstanding employee stock options were forfeited under the rules of the Plan.

There have been no options issued in the year ended December 31, 2017.

A summary of the 2013 Plan options for the twelve months ended December 31, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	141,250	$14.83
Forfeited	(141,250)	22.61
Outstanding at December 31, 2017	—	N/A

Prior to the 2013 Plan the Company issued stock options to employees under other stock plans.

A summary of the Company’s other stock options for the year ended December 31, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	145,950	$3.18
Forfeited	(145,950)	22.61
Outstanding at December 31, 2017	—	N/A

Note 10. Income Taxes

The difference between the U.S. statutory federal tax rate and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax the differential on losses in foreign countries.

 Deferred Tax Assets

The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2016 remain open to examination by federal authorities and other jurisdictions in which the Company operates namely China and Hong Kong. The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2017	2016

Deferred tax assets
Net operating loss carryforwards	2,138	1,803
Valuation allowance	(2,138)	(1,803)
Net deferred tax assets	$—	$—

The increase in the valuation allowance was $1,658,000 for the year ended December 31, 2017 and $529,000 for the year ended December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 became law (the “Tax Act”). The Tax Act enacts a broad range of changes to the Internal Revenue Code of 1986, as amended (the “IRC”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our financial statements as our net deferred tax assets and liabilities are fully reserved. We continue to examine the impact this tax reform legislation may have on our business. The impact of the Tax Act on holders of our common shares is uncertain and could be adverse. The annual report in which these consolidated financial statements are included, does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Note 11. Segment Information

Subsequent to the reorganization set out in note 3, the Company has one business segments in the digital secure messaging in the gaming, security and educational fields. All the revenue from continuing operations was generated in the Asia region.

Note 12. Subsequent Events

In January 2018 the Company entered into an agreement with the shareholders of Once in a Lifetime LLC (“LLC”) to acquire 51% of the issued and outstanding membership interests of LLC in exchange for 1,334,000 fully paid and non-assessable shares of common stock of the Company. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times the net, after tax, income of LLC for the six month period after the acquisition of LLC by the Company and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, income of LLC for the second six month period after the acquisition of LLC.

In February 2018 the Company announced it had entered into an exchange agreement to acquire 100% of C-Rod, a music and video content business based in Miami, Florida. The acquisition was completed on March 20, 2018.

The Company expects to receive further equity investment in the second quarter of 2018 from the exercise of common stock warrants, which will result in net proceeds of $722,500. In addition, $400,000 of convertible loan notes, including the $200,000 outstanding at December 31, 2017, were converted into common stock in February 2018.

In February 2018, the Company approved the creation of the 2018 Equity Incentive Plan, which authorizes the Company to issue up to 5,000,000 shares of common stock, which is still pending final Shareholders approval.