Form 10-Q
period 2018-03-31
One Horizon Group, Inc.
filed 2018-05-16
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-36530

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 South Molton Street, London UK	W1K 5RG
(Address of principal executive offices)	(Zip Code)

+44(0)20 7409 5248

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 08, 2018, 35,412,067 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2017, we completed a reverse stock split in which each six (6) shares of our common stock were automatically combined into and became one (1) share of our common stock. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one- for-six reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-Q have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets

Current assets:
Cash	$788	$763
Accounts receivable	272	102
Prepaid compensation	550	550
Other assets	514	28
Total current assets	2,124	1,443

Property and equipment, net	2	2
Intangible assets, net	8,141	5,340
Goodwill	802	—
Prepaid compensation, net of current portion	1,879	2,017

Total assets	$12,948	$8,802

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$385	$167
Common stock payable	780	-
Accrued expenses	45	55
Accrued compensation	191	251
Amount due to related parties	34	32
Convertible notes, net of debt discount	—	45
Total current liabilities	1,435	550

Long-term liabilities
Promissory notes, related parties	1,000	1,000
Total liabilities	2,435	1,550

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000 shares; nil issued and outstanding shares	—	—
Common stock:
$0.0001 par value, authorized 200,000,000 shares; issued and outstanding 34,662,067 shares as of March 31, 2018 (December 2017 – 30,255,123)	3	3
Additional paid-in capital	52,959	48,356
Accumulated deficit	(43,659)	(41,085)
Accumulated other comprehensive income (loss)	(23)	(22)
Total One Horizon Group, Inc. stockholders’ equity	9,280	7,252
Equity attributable to non-controlling interest	1,233	—

Total Stockholders’ Equity	10,513	7,252

Total liabilities and stockholders’ equity	$12,948	$8,802

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(in thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2018	2017

Revenue	$274	$7

Cost of revenue - Amortization of intangibles	405	22

Gross margin	(131)	(15)

Expenses:
General and administrative	2,170	308
Depreciation	20	7

	2,190	315

Loss from operations	(2,321)	(330)

Other income and expense:
Interest expense	(373)	(179)
Foreign exchange	—	1

	(373)	(178)
Loss from continuing operations	(2,694)	(508)

Loss from discontinued operations	—	(776)
Net loss for the period	(2,694)	(1,284)

Net loss attributable to non-controlling interest	120	—

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(2,574)	$(1,284)

Loss per share attributable to One Horizon Group, Inc. stockholders

Basic and diluted net loss per share – continuing operations	$(0.07)	$(0.08)

Basic and diluted net loss per share – discontinued operations	—	(0.13)

Weighted average number of shares outstanding
Basic and diluted	32,080	6,176

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2018 and 2017

(in thousands)

(unaudited)

	Three Months ended March 31,
	2018	2017

Net loss	$(2,574)	$(1,284)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	(1)	(170)
Total comprehensive loss	$(2,575)	$(1,454)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2018

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity

Balance December 31, 2017	30,255	$3	$48,356	$(41,085)	$(22)	$—	$7,252

Net loss	—	—	—	(2,574)	—	(120)	(2,694)
Foreign currency translations	—	—	—	—	(1)	—	(1)

Issuance of shares for services	647	—	927	—	—	—	927
Issuance of shares for acquisitions	2,333	—	2,507	—	—	1,353	3,860
Issuance of shares for exercise of convertible promissory notes	677	—	406	—	—	—	406
Issuance of shares for conversion of warrants	750	—	563	—	—	—	563

Conversion benefit on convertible notes	—	—	200	—	—	—	200

Balance March 31, 2018	34,662	$3	$52,959	$(43,659)	$(23)	$1,233	$10,513

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(in thousands)

(unaudited)

	2018	2017
Cash flows from operating activities:

Net loss for the period	$(2,694)	$(508)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	20	7
Amortization of intangible assets	405	22
Amortization of debt issue costs	—	34
Amortization of debt discount	355	75
Amortization of shares issued for services	14	22
Shares issued for services	404	—
Warrants issued for services	—	123
Options issued for services	—	59
Changes in operating assets and liabilities:
Accounts receivable	(170)	—
Other assets	168	(36)
Accounts payable and accrued expenses	907	156
Net cash flows from continuing operating activities	(591)	(46)

Net cash flows from discontinued operations	—	196

Net cash flows from total activities	(591)	150

Cash flows from investing activities:

Cash consideration of acquisition of business	(150)	—
Net cash flows from continuing investing activities	(150)	—

Net cash flows from discontinued operations	—	(131)

Net cash flows from total investing activities	(150)	(131)

Cash flows from financing activities:

Proceeds from issue of common stock	563	—
Proceeds from convertible notes	200	—
Advances from related parties, net	2	—

Net cash flows from financing activities	765	—

Increase in cash during the period	24	19
Foreign exchange effect on cash	1	(17)

Cash at beginning of the period	763	260

Cash at end of the period	$788	$262

Non-cash financing transactions:
Common stock issued for services	927	—
Common stock issued for business combinations	3,860	—
Common stock issued for conversion of debt	406	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 1.  Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has three core businesses following the acquisition of 123Wish Inc. and C-Rod, Inc in the three months ended March 31, 2018 (See Note 3). The core trading businesses are:

(i)	Secure Messaging – offers digitally secure messaging software and sells licenses primarily into the gaming, security and educational markets.

(ii)	123Wish – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.

(iii)	C-Rod - a full-service music production, artist representation and digital media business

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018.

Current Structure of the Company

The Company has the following wholly owned subsidiaries: (except for 123Wish, Inc. which is 51% owned)

●	123Wish, Inc.
●	Global Phone Credit Ltd
●	One Horizon Hong Kong Ltd
●	Horizon Network Technology Co. Ltd
●	C-Rod, Inc.

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purpose in accordance with GAAP.

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

During the three months ended March 31, 2018 the Company issued an additional $200,000 of convertible notes, which together with the $200,000 of similar notes issued in 2017, were converted into common stock.

The Company may be required to raise additional funds through various sources, such as equity and debt financings. While the Company believes it is probable that such financings could be secured, there can be no assurance the Company will be able to secure additional sources of funds to support its operations, or if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to us.

At March 31, 2018 the Company had cash of $788,000. In addition, the Company expects to receive further investment from the exercise of additional common stock warrants in the second quarter of 2018 for net proceeds of approximately $723,000. Together with the cash on hand as a result of these transactions and based on the Company’s current operational plan and budget, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the second quarter of 2019.

Accounts receivable, revenue recognition and concentrations

New Accounting Standard - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers, which discussed the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The new standard was adopted by the Company in our fiscal year beginning January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our revenue recognition in prior periods is not significant; accordingly, while the Company would have used the modified retrospective method of adoption of the new standard, there was no cumulative effect of adoption on January 1, 2018 retained earnings.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts do not typically have variable consideration that needs to be considered when the contract consideration is allocated to each performance obligation.

Revenue Recognition – We recognize revenues from each business segment under ASC 606 as described below:

1.	Digital secure messaging revenue involves the sale of user licenses, at a fixed price per license, to the customers, which is our sole performance obligation under the existing licensing agreements. The Company recognizes the revenue from the sale of the user licenses when the valid licenses have been delivered to the customer’s server in useable form.

2.	123Wish derives income from user subscriptions, sale of merchandise, sale of tickets for experiences with social media influencers and artists, and the sale of corporate sponsorships, each of which is a separate performance obligation. User subscriptions cover a defined period of time (typically one month) and the revenue is recognized as the Company satisfies the requisite performance obligation (over the defined subscription period). Sale of merchandise and tickets are recognized when the customer has paid for the item and when the merchandise and/or ticket has been delivered to the customer. Corporate sponsorship packages are non-refundable and relate to brand association. The Company has no further service deliverable to the sponsor and the revenue is recognized when the agreement is entered into by both parties and the required marketing materials have been delivered to the corporate sponsor for their use.

3.	C-Rod derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered. These revenues are non-refundable.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2018 two customers accounted for 73.5% of the accounts receivable balance and as of December 31, 2017, one customer accounted for 100% of the accounts receivable balance. Two customers accounted for 73.0% of the revenue for the quarter ended March 31, 2018 and one customer accounted for 100% of the revenue for the quarter ended March 31, 2017.

Income taxes

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

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three month periods ended March 31, 2018 and 2017 all outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Fair Value Measurements

GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by GAAP are described below:

●	Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2 - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3 - Pricing inputs that are generally observable inputs and not corroborated by market data.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The Company’s Level 3 financial liabilities consist of contingent consideration relating to the acquisition of 123Wish and C-Rod which requires significant judgment or estimation (see Note 3).

Note 3. Acquisitions

123Wish, Inc.

On January 31, 2018 the Company completed the acquisition of a 51% controlling interest in 123 Wish, Inc. (formerly Once in a Lifetime LLC) a Delaware corporation in exchange for the issuance of 1,333,334 fully paid and non-assessable shares of common stock with a fair value of $1.39 million. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times of the net, after tax, earnings of 123 Wish for the six month period after the date of acquisition and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, earnings of 123 Wish for the second six month period after the date of acquisition. 123 Wish, Inc. has proprietary applications which use the social media aspect of the internet through which they are downloaded.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of February 22, 2018 (In thousands):

Consideration Paid:

Common stock	$1,387
Non controlling interest	1,353
$2,740

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$14
Other intangible assets	2,307
Goodwill	419

Net Assets Acquired	$2,740

The consideration paid was 1,333,334 common shares valued at $1.04 per share. Separately identifiable intangible assets include technology which were valued by management using discounted cash flow and replacement cost approaches. Management’s analysis is provisional in nature and is subject to change based on the availability of new information about facts and circumstances that existed as of the acquisition date.

As of March 31, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial statements of 123 Wish, Inc. have been included in the Company’s condensed consolidated financial statements and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

C-Rod Inc.

On February 26, 2018 the Company completed the acquisition of 100% ownership of C-Rod Inc. a Florida corporation in exchange for $150,000 cash and 1,000,000 fully paid and non-assessable shares of common stock with a fair value of $1,120,000. C-Rod, Inc. is in the music and video content business. The financial statements of C-Rod, Inc. have been included in the condensed consolidated financial statements from the date of acquisition.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of February 26, 2018 (In thousands):

Consideration Paid:

Cash	$150
Common stock	1,120
$1,270

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$5
Other intangible assets	910
Goodwill	383
Total assets acquired	1,298

Liabilities assumed:
Accounts payable	28
Total Liabilities Assumed	157

Net Assets Acquired	$1,270

The consideration paid was 1,000,000 common shares valued at $1.12 per share. Separately identifiable intangible assets were customer relationships and were valued by management. The customer relationships were valued using discounted cash flow and replacement cost approaches. Management’s analysis is provisional in nature and is subject to change based on the availability of new information about facts and circumstances that existed as of the acquisition date.

As of March 31, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial statements of C-Rod, Inc. have been included in the Company’s condensed consolidated financial statements and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

Note 4. Intangible Assets

Intangible assets consist primarily of software development costs which are amortized over the estimated useful life, generally on a straight-line basis, acquired intellectual property, customer lists, contracts and goodwill. (in thousands)

	March 31	December 31
	2018	2017

Horizon secure messaging software	$6,527	$6,527
Social online application software	2,210	—
Customer lists	997	—
	9,734	6,527
Less accumulated amortization	(1,593)	(1,187)
Intangible assets, net	$8,141	$5,340

Amortization of software development costs, customer lists, and contracts for each of the next four years is estimated to be approximately $1,500,000 per year

Note 5. Goodwill

The following is the detail of the Goodwill that arose on acquisitions described in Note 3:

	March 31	March 31
	2018	2017

123Wish, Inc.	$419	—
C. Rod, Inc.	383	—
	$802	—

Note 6.  Convertible notes

In February 2018 the convertible note holders converted their notes into common stock, together with the interest accrued thereon. The amounts converted at $0.60 per share totaled $405,833 giving rise to 676,389 new shares of common stock.

Note 7.  Share Capital

The Comany is authorized to issue 200 million shares of common stock, par value of $0.0001 per share, after giving effect to the reverse split.

During the three months ended March 31, 2018 the Company:

●	Issued 225,000 shares of common stock for services with a fair value of $357,750

●	Issued 1,333,334 shares of common stock, with a fair value of $1.4 million, for the acquisition of 51% of Once in a Lifetime

●	Issued 100,000 shares of common stock for services provided with a fair value of $204,000

●	Issued 504,167 shares of common stock for conversion of convertible note and accrued interest in the amount of $302,500

●	Issued 172,222 shares of common stock for conversion of convertible note and accrued interest in the amount of $103,000

●	Issued 172,222 shares of common stock for services provided with a fair value of $200,000

●	Issued 750,000 shares of common stock for exercise of warrants at a price of $0.75 per share.

●	Issued 50,000 shares of common stock for services provided with a fair value of $80,000.

●	Issued 1,000,000 shares of common stock, with a fair value of $1,120,000, as part consideration for the acquisition of C-Rod, Inc.

●	Issued 100,000 shares of common stock for services to be provided with a fair value of $85,000.

Stock Purchase Warrants

As at March 31, 2018, the Company had reserved 3,186,388 shares of its common stock for the outstanding warrants with weighted average exercise price of $2.44. Such warrants expire at various times up to July 2020. Some 2,885,169 warrants have a total intrinsic value of $1,361,101 as at March 31, 2018.

During the three months ended March 31, 2018, no warrants were forfeited, or issued, and 750,000 warrants were exercised.

Note 8. Segment Information

The Company has the following business segments for the three months ended March 31, 2018 and 2017.

The Company’s revenues were generated in the following business segments:

	March 31	March 31
	2018	2017

Sale of secure messaging licenses	$100,000	$7,000
123Wish (from January 2018)	102,000	—
C-Rod Music (from March 2018)	72,000	—

Total	$274,000	$7,000

The following is a detail of the Company’s general and administrative expenses by business segment:

	March 31	March 31
	2018	2017

Sale of secure messaging licenses	$49,000	$—
123Wish (from January 2018)	345,000	—
C-Rod Music (from March 2018)	33,000	—
Corporate costs	1,743,000	308,000
Total	$2,170,000	$308,000

The following is a detail of the net income (loss) by business segment:

	March 31	March 31
	2018	2017

Sale of secure messaging licenses	$51,000	$7,000
123Wish (from January 2018)	(243,000)	—
C-Rod Music (from March 2018)	39,000	—
Corporate costs and amortization	(2,541,000)	(1,291,000)
Total	$(2,694,000)	$(1,284,000)

Note 9. Employment Agreements

In connection with the acquisitions described in Note 3, the Company has entered into Employment Agreements (the “Agreements”) with three members of management of 123Wish and C-Rod. The Agreements have an initial employment period of two years and are automatically renewed annually thereafter. The Agreements entitle the members of management to a fixed base salary, along with incentive compensation that is calculated using pre-tax earnings and is payable in shares of the Company’s common stock.

Note 10. Subsequent Event

On May 9th , 2018 the Company announced it had entered into a term sheet to acquire a majority interest in Banana Whale Studios PTE Limited (“BWS”) Singapore. BWS is a business to business software provider in the online gaming industry.

The Company is paying for the acquisition with One Horizon Group Inc shares, with the price being determined by post acquisition earnings of BWS.

The acquisition is expected to be completed in the second quarter 2018.

On May 8, 2018 the Company issued 750,000 shares of Common Stock in respect of the work undertaken by First Choice International Company, Inc. (“FCIC”) on the acquisition of 123Wish, Inc., which was recorded as a common stock payable as of March 31, 2018 and the related expense of $780,000 is included in general and administrative expenses in the accompanying condensed consolidated 2018 statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2017 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

During the three months ended March 31, 2018 the Company executed the following acquisitions:

1.	Majority interest in Wish123, Inc. a company that is a subscription based, experience market place allowing fans a chance to enjoy experiences with social media influencers, athletes, artists and celebrities.

2.	a 100% stake in C-Rod, Inc. a music production company along with its record label Velveteen Entertainment and its media contest division music media.

In addition to the two acquisitions the Company has an Asian based digitally secure messaging software business that sells user licenses primarily to companies in the security, gaming and education sectors. The results of the above divisions are shown in Note 8.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2018	2017	Increase/ (decrease)	Percentage Change

Revenue	$274	$7	$267	3,814.0

Cost of revenue – amortization of intangible asset	405	22	383	1741.0

Gross margin	(131)	(15)	(126)	(840.0)

Operating expenses:

General and administrative	2,170	308	1,862	604.5
Depreciation	20	7	13	185.7

Total operating expenses	2,190	315	1,875	595.2

Loss from operations	(2,321)	(330)	(1,991)	(603.3)

Other expense	(373)	(178)	(195)	(109.6)
Loss from continuing operations	(2,694)	(508)	(2,186)	(430.3)

Loss from discontinued operations	—	(776)	(776)	N/A
Net loss for the period	(2,694)	(1,284)	(1,410)	(109.8)
Net loss attributable to non-controlling interest	(120)	—	(120)	N/A
Net Loss attributable to One Horizon Group, Inc	$(2,574)	$(1,284)	(1,290)	(100.5)

Revenue: Our revenue for the three months ended March 31, 2018 was split between our operations as follows:

●	Secure messaging - $100,000 for the sale of user licenses

●	123Wish - $102,000 for subscriptions and sponsorships

●	C-Rod - $72,000 for music and video production services

Gross Profit: Gross profit excluding amortization of software development costs, for the three months ended March 31, 2018 was approximately $274,000 as compared to $7,000 for the three months ended March 31, 2017, an increase of approximately $267,000.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $2.2 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.  The major costs included in the three months ended March 31, 2018 were consulting costs including due diligence and legal costs incurred in the acquisitions strategy of the Company

Net Loss: Net Loss for the three months ended March 31, 2018 was approximately $2.7 million as compared to net loss of approximately $1.3 million for the same period in 2017. The increase in the losses is attributable to the increase in G&A expenses, offset by an increase in revenue, as discussed above.

Liquidity and Capital Resources

Three Months Ended March 31, 2018 and March 31, 2017

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31 (in thousands)
	2018	2017
Net cash flows from continuing operations	(591)	(46)
Net cash flows from investing activities	(150)	—
Net cash flows from financing activities	765	—

Net cash used by operating activities was approximately $591,000 for the three months ended March 31, 2018 as compared to net cash used in operating activities of approximately $46,000 for the same period in 2017. The increase in cash used by operations was primarily due to the cost of pursuing the acquisition strategy.

Net cash used in investing activities was approximately $150,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities related to cash consideration in the acquisition of C Rod, Inc.

Net cash generated in financing activities was approximately $765,000 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. The cash generated from financing activities was primarily from the proceeds from the sale of new shares of common stock and proceeds from convertible debt during the three months ended March 31, 2018.

At March 31, 2018 the Company had cash of $788,000. In addition, the Company expects to receive further investment from the exercise of additional common stock warrants in the second quarter of 2018 for net proceeds of approximately $723,000. Together with the cash on hand as a result of these transactions and based on the Company’s current operational plan and budget, the Company believes that it is probable that it has will have sufficient cash to fund its operations into at least the second quarter of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and under the caption “Risk Factors” in our Registration Statement on Form S-3/A (Amendment No. 1) (Registration No. 333-223607) filed on May 3, 2018 (the “Registration Statement”) and declared effective on May 8, 2018, which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, the Registration Statement, the our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ONE HORIZON GROUP, INC.

Date: May 15, 2018	By:	/s/ Mark White
Mark White
President, Chief Executive Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director