Form 10-Q
period 2018-06-30
One Horizon Group, Inc.
filed 2018-08-17
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 08, 2018, 51,347,022 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Among these risks and uncertainties are the competition we face; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions in our international operations including changes in taxes and currency restrictions; increased market and competitive risks, risks related to the acquisition or integration of future businesses or joint ventures; our ability to obtain or maintain relevant intellectual property rights; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; fraudulent use of our name or services; our ability to maintain data security; and our ability to obtain additional financing if required; These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING NASDAQ NOTIFICATION

On May 10, 2018, the Company received written notification from NASDAQ that the minimum bid price per share for its common share was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in NASDAQ Listing Rule 5550 (a)(2). The notification does not impact the Company’s listing on The Nasdaq Capital Market at this time.

The Company has a period of 180 calendar days to regain compliance with NASDAQ’s minimum bid price requirement. To regain compliance, the Company’s common shares must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. The Company will work to regain compliance during the 180-day compliance period. In the event the Company does not regain compliance during the 180-day period, the Company may be eligible for additional time to regain compliance.

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(in thousands, except share data)

	June 30,	December 31,
	2018 (unaudited)	2017
Assets

Current assets:
Cash	$604	$763
Accounts receivable, net	352	102
Prepaid compensation	550	550
Amounts due from related parties	46	—
Other assets	920	28
Total current assets	2,472	1,443

Property and equipment, net	39	2
Intangible assets, net	17,392	5,340
Goodwill	1,223	—
Prepaid compensation, net of current portion	1,742	2,017

Total assets	$22,868	$8,802

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$385	$167
Accrued expenses	60	55
Accrued compensation	215	251
Amount due to related parties	—	32
Convertible notes, net of debt discount	—	45
Total current liabilities	660	550

Long-term liabilities

Promissory notes, related parties	1,000	1,000

Total liabilities	1,660	1,550

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 51,347,022 shares as of June 30, 2018 (December 2017 - 30,255,123)	4	3
Additional paid-in capital	62,627	48,356

Accumulated Deficit	(46,841)	(41,085)
Stock subscription receivable	(370)	—
Accumulated other comprehensive income	(36)	(22)
Total One Horizon Group, Inc., stockholders’ equity	15,384	7,252
Non-controlling interest	5,824	—
Total stockholders’ equity	21,208	7,252

Total liabilities and equity	$22,868	$8,802

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(in thousands, except per share data)

		Three Months ended June 30,		Six Months ended June 30,
		2018 audited	2017	2018 unaudited	2017

	Revenue	$294	$110	$568	$117

Cost of revenue	- Hardware, calls and network charges	111	—	111	—
	- Amortization of intangible assets	824	22	1,229	44
		935	22	1,340	44

	Gross margin (deficiency)	(641)	88	(772)	73

	Expenses:
	General and administrative	1,773	265	3,183	573
	Depreciation	2	7	2	14
	Acquisition services	1,094	—	1,874	—

		2,869	272	5,059	587

	Loss from operations	(3,510)	(184)	(5,831)	(514)

	Other income and expense:
	Interest expense	(17)	(176)	(390)	(356)
	Foreign exchange	(1)	(2)	(1)	—

		(18)	(178)	(391)	(356)

	Loss before income taxes	(3,528)	(362)	(6,222)	(870)

	Income tax benefit	—	—	—	—

	Loss on continuing operations	(3,528)	(362)	(6,222)	(870)

	Loss from discontinued operations	—	(1,408)	—	(2,184)

	Net loss for the period	(3,528)	(1,770)	(6,222)	(3,054)
	Net loss attributable to non-controlling interest	346	—	466	—

	Net loss attributable to One Horizon Group Inc. common stockholders	$(3,182)	$(1,770)	$(5,756)	$(3,054)

	Earnings per share

	Basic and diluted net loss per share – continuing operations	$(0.09)	$(0.06)	$(0.17)	$(0.15)

	Basic and diluted net loss per share – discontinued operations	$—	$(0.24)	$—	$(0.37)

	Weighted average number of shares outstanding
	Basic and diluted	41,366	5,864	36,902	5,861

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2018 and 2017

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2018 unaudited	2017	2018 unaudited	2017

Net loss	$(3,182)	$(1,770)	$(5,756)	$(3,054)
Other comprehensive income:
Foreign currency translation adjustment loss	13	475	(14)	157
Total Comprehensive loss	$(3,169)	$(1,295)	$(5,770)	$(2,897)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Equity

For the six months ended June 30, 2018

(in thousands)

(unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Stock subscription receivable	Non-controlling interest	Total Equity

Balance December 31, 2017	30,255	$3	$48,356	$(41,085)	$(22)	$—	$—	$7,252

Net loss	—	—	—	(5,756)	—	—	(466)	(6,222)
Foreign currency translations	—	—	—	—	(14)	—	—	(14)

Issuance of shares for services	5,095	—	3,625	—	—	—	—	3,625
Issuance of shares for acquisitions	10,127	1	7,929	—	—	—	6,290	14,220
Issuance of shares for exercise of convertible promissory notes	677	—	406	—	—	—	—	406
Issuance of shares for exercise of warrants	3,450	—	1,358	—	—	(370)	—	988
Increase in service compensation due to change in exercise price			403					403
Conversion benefit on convertible notes	—	—	200	—	—		—	200

Issuance of shares for cash	1,750	—	350	—	—		—	350

Balance June 30, 2018	51,354	$4	$62,627	$(46,841)	$(36)	$(370)	$5,824	$21,208

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(in thousands)

	2018 (unaudited)	2017
Cash flows from operating activities:

Net loss for the period	$(6,222)	$(870)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	2	14
Amortization of intangible assets	1,229	44

Amortization of debt issue costs	—	68
Amortization of beneficial conversion feature	355	50
Amortization of debt discount	—	100
Shares issued for services	3,282	—
Warrants issued for services	—	123
Amortization of shares issued for services	624	43
Options issued for services	—	118
Changes in operating assets and liabilities:
Accounts receivable	(250)	—
Other assets	(476)	(28)
Accounts payable and accrued expenses	(63)	650
Net cash flows from continuing operating activities	(1,519)	312

Net cash flows from discontinued operating activities	—	(353)
Net cash flows from total operating activities	(1,519)	(41)

Cash used in investing activities:

Cash consideration on acquisitions (net of cash acquired)	(108)	—
Acquisition of fixed assets	(2)	—
Net cash flows from investing activities – continuing operations	(110)	—

Net cash flows from investing activities – discontinued operations	—	(261)
Net cash flows from total investing activities	(110)	(261)

Cash flows from financing activities:

Proceeds from issuance of shares	350	—
Proceeds from exercise of warrants	988	102
Proceeds from issuance of convertible notes	200	—
Repayment of advances from related parties (net)	(78)
Net cash flows from continuing operations and total financing activities	1,460	102

Decrease in cash during the period	(169)	(200)
Foreign exchange effect on cash	10	9

Cash at beginning of the period – continuing operations	763	106
Cash at beginning of the period – discontinued operations	—	154

Cash at end of the period	$604	$69

Supplementary Information:

	2018	2017

Non-cash financing transactions:
Common stock issued for business combinations	14,220	—
Common stock issued for conversion of debt	406	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has four core businesses following the acquisition of 123Wish Inc., Love Media House, Inc (formerly called C-Rod, Inc.) and Banana Whale Studios PTE Ltd in the six months ended June 30, 2018 (See Note 3). The core trading businesses are:

(i)	Secure Messaging – offers digitally secure messaging software and sells licenses primarily into the gaming, security and educational markets.
(ii)	123Wish – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.
(iii)	Love Media House (formerly called C-Rod) - a full-service music production, artist representation and digital media business.
(iv)	Banana Whale Studios – a B2B software provider in the online gaming industry that develops and supplies online games to Asian gaming platforms.

The Company is based in the United States of America, Hong Kong, Singapore, China and the United Kingdom.

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

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% owned
●	123Wish, Inc.	51%
●	Global Phone Credit Ltd	100%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc	100%
●	Banana Whale Studios PTE Ltd	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with GAAP.

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flows from operations. The Company has principally financed these losses from the sale of equity securities and the issuance of debt instruments.

During the three months ended June 30, 2018 the Company issued additional shares of common stock for cash totaling $405,000.

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

At June 30, 2018 the Company had cash of $604,000. In addition, the Company will receive $370,000 from shares subscribed in June from the exercise of additional common stock warrants. Further fundraising in the region of $2.0 million will be undertaken in August/September 2018 which is expected to give the Company sufficient cash resources to cover forecasted expenditure into the first quarter of 2019.

However, actual results could materially differ from the Company’s projections. Accordingly, the Company may be required to raise additional funds through various sources. While the Company believes it is probable that such financings could be secured, there can be no assurance that the Company will be able to secure additional sources of funds to support its operations, or if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to us.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in Singapore, the United Kingdom and China, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

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

Revenue Recognition – We recognize revenues from each business segment under ASC 606 as described below:

1.	Digital secure messaging revenue involves the sale of user licenses, at a fixed price per license, to the customers, which is our sole performance obligation under the existing licensing agreements. The Company recognizes the revenue from the sale of the user licenses when the valid licenses have been delivered to the customer’s server in useable form.

2.	123Wish derives income from user subscriptions, sale of merchandise, sale of tickets for experiences with social media influencers and artists, and the sale of corporate sponsorships, each of which is a separate performance obligation. User subscriptions cover a defined period of time (typically one month) and the revenue is recognized as the Company satisfies the requisite performance obligation (over the defined subscription period). Sale of merchandise and tickets are recognized when the customer has paid for the item and when the merchandise and/or ticket has been delivered to the customer. Corporate sponsorship packages are non-refundable and relate to brand association. The Company has no further service deliverable to the sponsor and the revenue is recognized when the agreement is entered into by both parties and the required marketing materials have been delivered to the corporate sponsor for their use.

3.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered. These revenues are non-refundable.

4.	Banana Whale derives income primarily through licensing arrangements with gaming customers. Under these arrangements, Banana Whale provides the customers with a license (functional IP), implementation services and ad-hoc support, which may include unspecified upgrades and enhancements. The Company has determined that these promised goods and services represent one combined performance obligation since the individual promised goods or services are not distinct in the context of the contract. The revenues earned from the arrangements are primarily based on usage-based royalties. As the Company has determined that the license is the predominant item to which the royalty relates, revenues are recognized when the related sale or usage by the customer occurs.

The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2018 two customers accounted for 50.4% of the accounts receivable balance and as of December 31, 2017, one customer accounted for 100% of the accounts receivable balance. Two customers accounted for 60% of the revenue for the six months ended June 30, 2018 and one customer accounted for 85% of the revenue for the quarter ended June 30, 2017.

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

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six month periods ended June 30, 2018 and 2017, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company’s Level 3 financial liabilities consist of contingent consideration relating to the acquisition of 123Wish, LMH and Banana Whale which requires significant judgment or estimation (see Note 3).

Note 3. Acquisitions

123Wish, Inc.

On January 31, 2018 the Company completed the acquisition of a 51% controlling interest in 123 Wish, Inc. (formerly Once in a Lifetime LLC) a Delaware corporation in exchange for the issuance of 1,333,334 fully paid and non-assessable shares of common stock with a fair value of $1.39 million. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times of the net, after tax, earnings of 123 Wish for the six month period after the date of acquisition and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, earnings of 123 Wish for the second six month period after the date of acquisition. 123 Wish, Inc. has proprietary applications which use the social media aspect of the internet.

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

As of June 30, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial statements of 123 Wish, Inc. have been included in the Company’s condensed consolidated financial statements and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

Love Media House, Inc. (formerly C-Rod, Inc.)

On February 26, 2018 the Company completed the acquisition of 100% ownership of Love Media House, Inc. (“LMH”) a Florida corporation in exchange for $150,000 cash and 1,376,147 fully paid and non-assessable shares of common stock with a fair value of $1,541,285. LMH is in the music and video content business. The financial statements of LMH have been included in the condensed consolidated financial statements from the date of acquisition.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of February 26, 2018 (In thousands):

Consideration Paid:

Cash	$150
Common stock	1,541
$1,691

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$5
Other intangible assets	910
Goodwill	804
Total assets acquired	1,719

Liabilities assumed:
Accounts payable	28
Total Liabilities Assumed	28

Net Assets Acquired	$1,691

The consideration paid was 1,376,000 common shares plus $150,000 in cash. Separately identifiable intangible assets were customer relationships and were valued by management. The customer relationships were valued using discounted cash flow and replacement cost approaches. Management’s analysis is provisional in nature and is subject to change based on the availability of new information about facts and circumstances that existed as of the acquisition date.

As of June 30, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial statements of LMH have been included in the Company’s condensed consolidated financial statements.

Banana Whale Studios PTE Ltd

On May 24, 2018 the Company completed the acquisition of 51% ownership of Banana Whale Studios PTE Ltd (“Banana Whale”) a Singapore corporation in exchange for an initial allocation of 7,383,000 fully paid shares of common stock with a fair value of $4,983,000. The acquisition of Banana Whale is based on an earnout formula solely and should Banana Whale fail to reach forecasted profit numbers during the first 24 months then some, or all of the shares allocated would be refundable to the Company. Banana Whale develops and supplies online games to Asian gaming platforms on a B2B basis with their revenue generated on a revenue share basis. The financial statements of Banana Whale have been included in the condensed consolidated financial statements from the date of acquisition.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of May 24, 2018 (In thousands):

Consideration Paid:

Common stock	$4,983
Non-controlling interest	4,937
$9,920

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$42
Accounts receivable	53
Equipment	37
Other intangible assets	10,076
Total assets acquired	10,208

Liabilities assumed:
Accounts and advances payable	288
Total Liabilities Assumed	288

Net Assets Acquired	$9,920

The consideration paid was 7,383,000 common shares valued at $0.675 per share. Separately identifiable intangible assets include technology which were valued by management using discounted cash flow and replacement cost approaches. Management’s analysis is provisional in nature and is subject to change based on the availability of new information about facts and circumstances that existed as of the acquisition date.

As of June 30, 2018, the Company has estimated that no additional share amounts will need to be issued (or refunded) as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial statements of Banana Whale have been included in the Company’s condensed consolidated financial statements and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

Note 4. Intangible Assets

Intangible assets consist primarily of software development costs, acquired gaming software and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit.(in thousands)

	June 30	December 31
	2018	2017

Horizon software	$6,527	$6,527
Social online application software	2,210	—
Customer lists	997	—
Gaming software	10,076	—
	19,810	6,527
Less accumulated amortization	(2,418)	(1,187)

Intangible assets, net	$17,392	$5,340

Amortization of intangible assets for each of the next five years is estimated to be $3,900,000 per year.

Note 5. Goodwill

The following is the detail of the Goodwill that arose on acquisitions described in Note 3:

	June 30	December 31
	2018	2017

123Wish, Inc.	$419	$—
Love Media House, Inc. (formerly C. Rod, Inc.)	804	—
	$1,223	$—

Note 6. Convertible notes

In February 2018 the convertible note holders converted their notes into common stock, together with the interest accrued thereon. The amounts converted at $0.60 per share totaled $405,833 giving rise to 676,389 new shares of common stock.

Note 7. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the six months ended June 30, 2018 the Company:

●	Issued 225,000 shares of common stock for services with a fair value of $357,750
●	Issued 1,333,334 shares of common stock, with a fair value of $1.4 million, for the acquisition of 51% of Once in a Lifetime
●	Issued 100,000 shares of common stock for services provided with a fair value of $204,000
●	Issued 504,167 shares of common stock for conversion of convertible note and accrued interest in the amount of $302,500
●	Issued 172,222 shares of common stock for conversion of convertible note and accrued interest in the amount of $103,000
●	Issued 172,222 shares of common stock for services provided with a fair value of $200,000
●	Issued 750,000 shares of common stock for exercise of warrants at a price of $0.75 per share.
●	Issued 50,000 shares of common stock for services provided with a fair value of $80,000.
●	Issued 1,376,147 shares of common stock, with a fair value of $1,541,285, as part consideration for the acquisition of C-Rod, Inc.
●	Issued 100,000 shares of common stock for services to be provided with a fair value of $85,000.
●	Issued 225,000 shares of common stock for services to be provided with a fair value of $168,750
●	Issued 850,000 shares of common stock for services provided with a fair value of $425,000
●	Issued 7,383,000 shares of common stock, with a fair value of $4,983,000, for the acquisition of 51% of Banana Whale Studios Pte., Ltd
●	Issued 1,575,000 shares of common stock for services provided with a fair value of $787,500
●	Issued 850,000 shares of common stock for exercise of warrants at a price of $0.50 per share
●	Issued 600,000 shares of common stock for services provided with a fair value of $306,000
●	Issued 300,000 shares of common stock for services provided with a fair value of $150,000
●	Issued 1,750,000 shares of common stock for cash of $0.20 per share

●	Issued 1,850,000 shares of common stock for exercise of warrants at a price of $0.20 per share
●	Issued 35,000 shares of common stock, with a fair value of $18,200, for an option to acquire an interest in an acquisition target.

Stock Purchase Warrants

As at June 30, 2018, the Company had reserved 1,461,387 shares of its common stock for the outstanding warrants with weighted average exercise price of $10.80. Such warrants expire at various times up to July 2020.

During the six months ended June 30, 2018, no warrants were forfeited, or issued, and 3,450,000 warrants were exercised for proceeds of $1,357,500.

During the six months ended June 30, 2018, the Company agreed to reduce the exercise price on 2.7 million outstanding warrants, which resulted in additional compensation cost of $403,000, in order to obtain additional funding.

Note 8. Segment Information

The Company has the following business segments for the six months ended June 30, 2018 and 2017.

The Company’s revenues were generated in the following business segments (in thousands)

	June 30	June 30
	2018	2017

Sale of secure messaging licenses	$178	$117
123Wish (from January 2018)	105	—
Love Media House (from March 2018)	261	—
Banana Whale (from May 2018)	24	—
Total	$568	$117

The following is a detail of the Company’s general and administrative expenses by business segment:

	June 30	June 30
	2018	2017

Sale of secure messaging licenses	$96	$—
123Wish (from January 2018)	573	—
Love Media House (from March 2018)	126	—
Banana Whale (from May 2018)	57	—
Corporate costs	2,331	573
Total	$3,183	$573

The following is a detail of the net income (loss) by business segment:

	June 30	June 30
	2018	2017

Sale of secure messaging licenses	$81	$102
123Wish (from January 2018)	(468)	—
Love Media House (from March 2018)	13	—
Banana Whale Studios (from May 2018)	(295)	—
Corporate costs, discontinued operations and acquisition costs	(5,553)	(3,156)
Total	$(6,222)	$(3,054)

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

Note 10. Legal proceedings

On May 30, 2018, Zhanming Wu (“Wu”), the record owner of 15,000,000 shares of common stock of One Horizon Group, Inc. (the “Company”), commenced an action in the Court of Chancery of the State of Delaware [Case No.2018-0387-JRS] against the Company and its directors and officers (collectively, the “Director Defendants”):

(i)	alleging Breach of Contract on the basis that Wu believes that pursuant to an ‘Approval Right Side Letter’ between Dachao Asset Management (Shanghai) Co., Ltd. (“Dachao”) and the Company and Wu’s agreement not to demand repayment of a Convertible Debenture in place on or prior to October 1, 2017, Wu would have the right to pre-approve certain actions to be taken by the Company for so long as Dachao beneficially owned more than thirty percent (30%) of the outstanding shares of the Company; (ii) seeking Specific Performance and/or Rescission against the Company to affirm his alleged right to compel the Company to submit the recent acquisition of fifty-one percent (51%) of Banana Whale Studios Pte. Ltd. (“Banana Whale”) and the related stock issuance to him for approval or an order rescinding the Banana Whale transaction and awarding him damages;

(ii)	seeking Promissory Estoppel against the Company with respect to the Approval Right Side Letter in so far as Wu alleges that he relied on purported promises of the Company that such Letter and related agreements would be retitled in the name of Wu rather than Dachao in exchange for Dachao’s agreement not to demand repayment of the Convertible Debenture on or prior to October 1, 2017;

(iii)	alleging Breach of Contract and seeking Specific Performance against the Company on the basis that Wu asserts pursuant to the debt conversion/exchange agreement that the Company agreed to first give Dachao, then ultimately Wu, the right to appoint four (4) directors to the Company Board so long as Dachao, then Wu, beneficially owned more than thirty percent (30%) of the outstanding shares of the Company;

(iv)	alleging Breach of the Implied Covenant of Good Faith and Fair Dealing against the Company insofar as Wu asserts that the Company owes Wu a duty of good faith and fair dealing implied in all contracts and Wu believes that the Company has taken steps to attempt to dilute his holdings of Company common stock below the thirty percent (30%) ownership threshold in order to enter into transactions without Wu’s prior approval; and

(v)	alleging Breach of Fiduciary Duty against the Director Defendants by: (a) purportedly making false representations, misleading statements and omitting material information when communicating with Wu regarding the Company’s intent to close the Banana Whale transaction; (b) disseminating false representations, misleading statements, and omitting material information in the 8-K filed by the Company on May 18, 2018, with respect to the Banana Whale transaction insofar as Section 3.02 of the 8-K states that there are no agreements to which the Company is a party, or has knowledge of, that conflict with the debt exchange/conversion agreement or would prohibit its consummation, to the extent Wu asserts that he had a right of prior approval based on the Approval Right Side Letter, which he asserts pertains to his holdings of Company common stock, which Letter he filed as an exhibit to his Schedule 13D filing with the SEC on April 10, 2018; (c) alleging that the Director Defendants breached their fiduciary duties to Wu and Company stockholders by issuing 7,383,000 shares of Company common stock to Banana Whale to the extent possession of these shares grant full voting and economic rights to the stockholders of Banana Whale while there is also a twenty-four (24) month earn-out structure as part of the definitive transaction agreements between the Company and Banana Whale; and (d) asserting that the Director Defendants breached their fiduciary duties to Wu and Company stockholders by entering into transactions including Banana Whale that Wu alleges were designed to preclude Wu from appointing four (4) additional directors to the Company Board by diluting his ownership below the thirty percent (30%) mark.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2017 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

During the three months ended June 30, 2018 the Company executed the following acquisitions:

Majority interest in Banana Whale Studios PTE Ltd a company a B2B software provider in the online gaming industry.

In addition to this acquisition the Company has an Asian based digitally secure messaging software business that sells user licenses primarily to companies in the security, gaming and education sectors together with a US based experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists. In addition the Company has a full-service music production, artist representation and digital media business.

Results of Operations

Comparison of three months ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2018	2017	Increase/ (decrease)	Percentage Change

Revenue	$294	$110	$184	167.3

Cost of revenue	935	22	913	4150

Gross margin	(641)	88	(729)	(828.4)

Operating expenses:

General and administrative	1,773	265	1,508	417.0
Depreciation	2	7	(5)	(71.4)
Acquisition costs	1,094	—	1,094	N/A

Total operating expenses	2,869	272	2,597	954.8

Loss from operations	(3,510)	(184)	(3,326)	(1,807.6)

Other expense	(18)	(178)	160	89.9
Loss for the period for continuing operations	(3,528)	(362)	(3,166)	(874.6)

Loss for discontinued operations	—	(1,408)	1,418	N/A
Total net loss	(3,528)	(1,770)	(1,758)	(99.3)

Revenue: Our revenue for the three months ended June 30, 2018 was split between our operations as follows:

●	Secure messaging - $75,000 for the sale of user licenses
●	123Wish - $7,000 for subscriptions and sponsorships
●	LMH - $186,000 for music and video production services
●	Banana Whale - $26,000 for B2B software provided in the online gaming industry.

Gross Margin: Gross margin deficit, for the three months ended June 30, 2018 was approximately $641,000 as compared to $88,000 margin gain for the three months ended June 30, 2017, due to the increase in amortization of software development costs, offset by increased revenues.

Operating Expenses: General and administrative expenses, acquisition related costs and depreciation were approximately $2.87 million and $0.27 million during the three months ended June 30, 2018 and 2017, respectively.  The major costs included in the three months ended June 30, 2018 were consulting costs including due diligence and advisory costs incurred in the acquisitions strategy of the Company.

Net Loss: Net Loss for the three months ended June 30, 2018 was approximately $3.5 million as compared to net loss of approximately $0.4 million for the same period in 2017. The increase in the losses is attributable to the increase in General and Administrative expenses, offset by an increase in revenue, as discussed above.

Comparison of six months ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2018	2017	Increase/ (decrease)	Percentage Change

Revenue	$568	$117	$451	385.5

Cost of revenue	1,340	44	(1,296)	(2,945.5)

Gross margin	(772)	73	(845)	(1,157.6)

Operating expenses:

General and administrative	3,183	573	(2,610)	(455.5)
Acquisition costs	1,874	—	(1,874)	N/A
Depreciation	2	14	12	85.7

Total operating expenses	5,059	587	4,472	761.8

Loss from operations	(5,831)	(514)	(5,317)	1,034.462

Other income (expense)	(391)	(356)	(35)	(9.8)
Loss for the period for continuing operations	(6,222)	(870)	(5,352)	615.2

Loss for discontinued operations	—	(2,184)	(2,184)	N/A
Net loss	(6,222)	(3,054)	(3,168)	(103.7)

Revenue: Our revenue for the six months ended June 30, 2018 was approximately $568,000 as compared to approximately $117,000 for the six months ended June 30, 2017, an increase of approximately $451,000, or 385.5%. The increase was due to the increases in license sales together with the revenue generated by the newly acquired subsidiaries.

Cost of Revenue: Cost of revenue was approximately $1,340,000 for the six months ending June 30, 2018 as compared to $44,000 for the six months ended June 30, 2017. The main reason for the increase was the amortization charge of $1,229,000 relating to software development costs.

Gross Margin: Gross margin deficit for the six months ended June 30, 2018 was approximately $772,000 as compared to a gain of $73,000 for the six months ended June 30, 2017, a decrease of approximately $1,413,000. The decrease was mainly due to the amortization charge of $1,229,000, offset by increased revenues, as set forth above herein.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs were approximately $5.1 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively. The Company incurred the increased costs as a result of the strategy of business acquisitions and the operational costs relating thereto.

Net Loss: Net Loss for the six months ended June 30, 2018 was approximately $6.2 million as compared to loss of approximately $3.1 million for the same period in 2017. The increase in loss was primarily due to the increase in non-cash general and administrative expenses, and acquisition costs offset by an increase in revenues mentioned above.

Liquidity and Capital Resources

Six Months Ended June 30, 2018 and June 30, 2017

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30, 2018 (in thousands)
	2018	2017
Net cash flows from total operating operations	(1,519)	(41)
Net cash flows from total investing activities	(110)	(261)
Net cash flows from total financing activities	1,460	102

Net cash used by operating activities was approximately $1,519,000 for the six months ended June 30, 2018 as compared to net cash used in operating activities of approximately $41,000 for the same period in 2017. The increase in cash used by operations was primarily due to the cost of pursuing the acquisition strategy.

Net cash used in investing activities was approximately $110,000 and $261,000 for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities for the six months ended June 30, 2018 related to cash consideration in the acquisition of LMH offset by the cash acquired in the Banana Whale acquisition.

Net cash generated in financing activities was approximately $1,460,000 for the six months ended June 30, 2018 as compared to $102,000 for the six months ended June 30, 2017. The cash generated from financing activities was primarily from the proceeds from the sale of new shares of common stock, the exercise of common stock warrants and proceeds from convertible debt during the six months ended June 30, 2018.

At June 30, 2018 the Company had cash of $604,000. In addition, the Company will receive further investment from the exercise of additional common stock warrants in the third quarter of 2018 for net proceeds of $370,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 2018, Zhanming Wu (“Wu”), the record owner of 15,000,000 shares of common stock of One Horizon Group, Inc. (the “Company”), commenced an action in the Court of Chancery of the State of Delaware [Case No.2018-0387-JRS] against the Company and its directors and officers (collectively, the “Director Defendants”):

(i)	alleging Breach of Contract on the basis that Wu believes that pursuant to an ‘Approval Right Side Letter’ between Dachao Asset Management (Shanghai) Co., Ltd. (“Dachao”) and the Company and Wu’s agreement not to demand repayment of a Convertible Debenture in place on or prior to October 1, 2017, Wu would have the right to pre-approve certain actions to be taken by the Company for so long as Dachao beneficially owned more than thirty percent (30%) of the outstanding shares of the Company; (ii) seeking Specific Performance and/or Rescission against the Company to affirm his alleged right to compel the Company to submit the recent acquisition of fifty-one percent (51%) of Banana Whale Studios Pte. Ltd. (“Banana Whale”) and the related stock issuance to him for approval or an order rescinding the Banana Whale transaction and awarding him damages;

(ii)	seeking Promissory Estoppel against the Company with respect to the Approval Right Side Letter in so far as Wu alleges that he relied on purported promises of the Company that such Letter and related agreements would be retitled in the name of Wu rather than Dachao in exchange for Dachao’s agreement not to demand repayment of the Convertible Debenture on or prior to October 1, 2017;

(iii)	alleging Breach of Contract and seeking Specific Performance against the Company on the basis that Wu asserts pursuant to the debt conversion/exchange agreement that the Company agreed to first give Dachao, then ultimately Wu, the right to appoint four (4) directors to the Company Board so long as Dachao, then Wu, beneficially owned more than thirty percent (30%) of the outstanding shares of the Company;

(iv)	alleging Breach of the Implied Covenant of Good Faith and Fair Dealing against the Company insofar as Wu asserts that the Company owes Wu a duty of good faith and fair dealing implied in all contracts and Wu believes that the Company has taken steps to attempt to dilute his holdings of Company common stock below the thirty percent (30%) ownership threshold in order to enter into transactions without Wu’s prior approval; and

(v)	alleging Breach of Fiduciary Duty against the Director Defendants by: (a) purportedly making false representations, misleading statements and omitting material information when communicating with Wu regarding the Company’s intent to close the Banana Whale transaction; (b) disseminating false representations, misleading statements, and omitting material information in the 8-K filed by the Company on May 18, 2018, with respect to the Banana Whale transaction insofar as Section 3.02 of the 8-K states that there are no agreements to which the Company is a party, or has knowledge of, that conflict with the debt exchange/conversion agreement or would prohibit its consummation, to the extent Wu asserts that he had a right of prior approval based on the Approval Right Side Letter, which he asserts pertains to his holdings of Company common stock, which Letter he filed as an exhibit to his Schedule 13D filing with the SEC on April 10, 2018; (c) alleging that the Director Defendants breached their fiduciary duties to Wu and Company stockholders by issuing 7,383,000 shares of Company common stock to Banana Whale to the extent possession of these shares grant full voting and economic rights to the stockholders of Banana Whale while there is also a twenty-four (24) month earn-out structure as part of the definitive transaction agreements between the Company and Banana Whale; and (d) asserting that the Director Defendants breached their fiduciary duties to Wu and Company stockholders by entering into transactions including Banana Whale that Wu alleges were designed to preclude Wu from appointing four (4) additional directors to the Company Board by diluting his ownership below the thirty percent (30%) mark.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and under the caption “Risk Factors” in our Registration Statement on Form S-3 (Registration No. 333-225945) filed on June 28, 2018 and declared effective on August 7, 2018, which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, the Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2018 the following shares of common stock were issued;

1. 850,000 shares of common stock to an accredited investor, upon exercise of warrants at an exercise price of $0.50 per share. The issuance of the shares was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

2. 225,000 shares of common stock to a consultant for services having a fair value of $168,750. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

3. 850,000 shares of common stock to a consultant for services having a fair value of $425,000. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

4. 1,575,000 shares of common stock to a consultant for services having a fair value of $787,500. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

5. 300,000 shares of common stock to a consultant for services having a fair value of $150,000. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

6. 600,000 shares of common stock to a consultant for services provided with a fair value of $306,000. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

7. 500,000 shares of common stock to a consultant for services rendered having a fair value of $265,000 pursuant to a Documentary Rights Agreement. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

8. 1,750,000 shares of our common stock to an accredited investor, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), for gross proceeds of $350,000 (the “Private Placement”). The issuance and sale of the shares sold in the Private Placement was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

9. 1,850,000 shares of common stock to an accredited investor, upon exercise of warrants at an exercise price of $0.20 per share. The issuance of the shares was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

10. 35,000 shares of common stock having a fair value of $18,200 for an option to acquire an interest in an acquisition target. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

Except as previously reported in the reports we have filed under the Exchange Act, we have not issued or sold any other unregistered equity securities during the period by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 6. Exhibits

10.1	Subscription Agreement with BK Consulting Group, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-225945) filed on June 28, 2018 and declared effective on August 7, 2018).
10.2	Verified Complaint in the Wu Litigation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018).
10.3	Exchange Agreement with stockholders of Banana Whale Studios Pte. Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on May 18, 2018).
10.4	Escrow Agreement between the Company and the stockholders of Banana Whale Studios Pte. Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act. Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: August 17, 2018	By:	/s/ Mark White
Mark White
President, Chief Executive Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director