Form 10-Q
period 2018-09-30
One Horizon Group, Inc.
filed 2018-11-16
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2018, 75,901,431 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

On November 7, 2018 the Company received confirmation from NASDAQ that they have granted a further period of 180 calendar days to regain compliance with NASDAQ’s minimum bid price requirement. To regain compliance, the Company’s common shares must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. The Company will work to regain compliance during this 180-day compliance period.

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(in thousands, except share data)

	September 30,	December 31,
	2018 (unaudited)	2017
Assets

Current assets:
Cash	$535	$763
Accounts receivable, net	490	102
Prepaid compensation	550	550
Amounts due from related parties	15	—
Other assets	635	28
Total current assets	2,225	1,443

Property and equipment, net	39	2
Intangible assets, net	16,387	5,340
Goodwill	1,247	—
Prepaid compensation, net of current portion	1,604	2,017
Total assets	$21,502	$8,802

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$354	$167
Accrued expenses	70	55
Accrued compensation	318	251
Amount due to related parties	—	32
Convertible notes, net of debt discount	—	45
Total current liabilities	742	550

Long-term liabilities

Promissory notes, related parties	1,000	1,000
Total liabilities	1,742	1,550

Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 59,353,874 shares as of September 30, 2018 (December 2017 - 30,255,123)	6	3
Additional paid-in capital	63,303	48,356

Accumulated Deficit	(49,150)	(41,085)
Stock subscription receivable	—	—
Accumulated other comprehensive income	(37)	(22)
Total One Horizon Group, Inc., stockholders’ equity	14,122	7,252
Non-controlling interest	5,638	—
Total stockholders’ equity	19,760	7,252

Total liabilities and equity	$21,502	$8,802

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

(in thousands, except per share data)

		Three Months ended September 30,		Nine Months ended September 30,
		2018 unaudited	2017 unaudited	2018 unaudited	2017 unaudited

	Revenue	$317	$397	$885	$514

Cost of revenue	- Software and production costs	177	1	288	1
	- Amortization of intangible assets	1,047	405	2,276	449
		1,224	406	2,564	450

	Gross margin (deficiency)	(907)	(9)	(1,679)	64

	Operating expenses:
	General and administrative	1,544	338	4,147	911
	Depreciation	3	2	5	16
	Acquisition services	—	—	1,874	—

		1,547	340	6,626	927

	Loss from operations	(2,454)	(349)	(8,305)	(863)

	Other income and expense:
	Interest expense	(18)	(179)	(408)	(536)
	Foreign exchange	(3)	—	(4)	1

		(21)	(179)	(412)	(535)

	Loss before income taxes and discontinued items	(2,475)	(528)	(8,717)	(1,398)

	Income tax benefit	—	—	—	—

	Loss on continuing operations	(2,475)	(528)	(8,717)	(1,398)

	Loss from discontinued operations	—	(244)	—	(2,428)

	Net loss for the period	(2,475)	(772)	(8,717)	(3,826)
	Net loss attributable to non-controlling interest	186	—	652	—

	Net loss attributable to One Horizon Group Inc. common stockholders	$(2,289)	$(772)	$(8,065)	$(3,826)

	Earnings per share

	Basic and diluted net loss per share – continuing operations	$(0.05)	$(0.07)	$(0.21)	$(0.21)

	Basic and diluted net loss per share – discontinued operations	$—	$(0.03)	$—	$(0.36)

	Weighted average number of shares outstanding
	Basic and diluted	52,671	7,541	42,275	6,680

See accompanying notes to condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2018 and 2017

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2018 unaudited	2017 unaudited	2018 unaudited	2017 unaudited

Net loss	$(2,289)	$(772)	$(8,065)	$(3,826)
Other comprehensive income:
Foreign currency translation adjustment loss	(1)	(221)	(15)	(51)
Total Comprehensive loss	$(2,290)	$(993)	$(8,080)	$(3,877)

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statement of Equity

For the nine months ended September 30, 2018

(in thousands)

(unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity

Balance December 31, 2017	30,255	$3	$48,356	$(41,085)	$(22)	$—	$7,252

Net loss	—	—	—	(8,065)	—	(652)	(8,717)
Foreign currency translations	—	—	—	—	(15)	—	(15)

Issuance of shares for services	6,095	1	3,799	—	—	—	3,800
Issuance of shares for acquisitions	10,127	1	7,929	—	—	6,290	14,220
Issuance of shares for exercise of convertible promissory notes	677	—	406	—	—	—	406
Issuance of shares for exercise of warrants	4,425	—	1,246	—	—	—	1,246
Increase in service compensation due to change in exercise price			544				544
Conversion benefit on convertible notes	—	—	200	—	—	—	200

Issuance of shares for cash	7,775	1	823	—	—	—	824

Balance September 30, 2018	59,354	$6	$63,303	$(49,150)	$(37)	$5,638	$19,760

See accompanying notes to condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(in thousands)

	2018 (unaudited)	2017 (unaudited)
Cash flows from operating activities:

Net loss for the period	$(8,717)	$(1,398)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	5	18
Amortization of intangible assets	2,276	449
Amortization of debt issue costs	—	99
Amortization of beneficial conversion feature	355	76
Amortization of debt discount	—	150
Shares issued for services	3,392	—
Warrants issued for services	—	123
Amortization of shares issued for services	872	92
Options issued for services	—	145
Changes in operating assets and liabilities:
Accounts receivable	(377)	2
Other assets	(114)	12
Accounts payable and accrued expenses	(65)	242
Net cash flows from continuing operating activities	(2,373)	10

Net cash flows from discontinued operating activities	—	(374)
Net cash flows from total operating activities	(2,373)	(364)

Cash used in investing activities:

Cash consideration on acquisitions (net of cash acquired)	(108)	—
Acquisition of fixed assets	(6)	(1)
Net cash flows from investing activities – continuing operations	(114)	(1)

Net cash flows from investing activities – discontinued operations	—	(261)
Net cash flows from total investing activities	(114)	(262)

Cash flows from financing activities:

Proceeds from issuance of shares	824	265
Proceeds from exercise of warrants	1,246	146
Proceeds from issuance of convertible notes	200	—
Repayment of advances from related parties (net)	(47)	100
Net cash flows from financing activities	2,223	511

Decrease in cash during the period	(264)	(115)
Foreign exchange effect on cash	36	26

Cash at beginning of the period – continuing operations	763	106
Cash at beginning of the period – discontinued operations	—	153

Cash at end of the period	$535	$170

Supplementary Information:

	2018	2017

Non-cash financing transactions:
Common stock issued for business combinations	$14,220	$—
Common stock issued for conversion of debt and accrued interest	$406	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has four core businesses following the acquisition of 123Wish Inc., Love Media House, Inc (formerly called C-Rod, Inc.) and Banana Whale Studios PTE Ltd in the nine months ended September 30, 2018 (See Note 3). The core trading businesses are:

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

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc.	51%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc	100%
●	Banana Whale Studios PTE Ltd	51%
●	Browning Production & Entertainment Inc (acquired October 22, 2018)	51%

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

During the nine months ended September 30, 2018 the Company issued additional shares of common stock for cash in the amount of $2,070,000, of which $547,000 was raised in the three months ended September 30, 2018.

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

At September 30, 2018 the Company had cash of $535,000. Subsequent to September 30, 2018 the Company has raised a further amount of cash totaling $825,000 and is considering raising additional funds in the region of $2.0 million the last quarter of 2018 and the first quarter of 2019 which is expected to give the Company sufficient cash resources to cover forecasted expenditure into 2020.

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

The Company does not have off-balance sheet credit exposure related to its customers. As of September 30, 2018 four customers accounted for 87% of the accounts receivable balance and as of December 31, 2017, one customer accounted for 100% of the accounts receivable balance. Three customers accounted for 46% of the revenue for the nine months ended September 30, 2018 and one customer accounted for 76% of the revenue for the quarter ended September 30, 2018.

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

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine month periods ended September 30, 2018 and 2017, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Acquisitions

123Wish, Inc.

On January 31, 2018 the Company completed the acquisition of a 51% controlling interest in 123 Wish, Inc. (formerly Once in a Lifetime LLC) a Delaware corporation in exchange for the issuance of 1,333,334 fully paid and non-assessable shares of common stock with a fair value of $1.39 million. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times of the net, after tax, earnings of 123 Wish for the nine month period after the date of acquisition and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, earnings of 123 Wish for the second six month period after the date of acquisition. 123 Wish, Inc. has proprietary applications which use the social media aspect of the internet.

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

As of September 30, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial results of 123 Wish, Inc. have been included in the Company’s condensed consolidated financial statements since the date of acquisition, and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of February 26, 2018 (In thousands):

Consideration Paid:

Cash	$150
Common stock	1,541
$1,691

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$5
Other intangible assets	910
Goodwill	828
Total assets acquired	1,743

Liabilities assumed:
Accounts payable	52
Total Liabilities Assumed	52

Net Assets Acquired	$1,691

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

As of September 30, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial results of LMH have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of May 24, 2018 (In thousands):

Consideration Paid:

Common stock	$4,983
Non-controlling interest	4,937
$9,920

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$42
Accounts receivable	11
Equipment	37
Other intangible assets	10,118
Total assets acquired	10,208

Liabilities assumed:
Accounts and advances payable	288
Total Liabilities Assumed	288

Net Assets Acquired	$9,920

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

As of September 30, 2018, the Company has estimated that no additional share amounts will need to be issued (or refunded) as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above. The financial results of Banana Whale have been included in the Company’s condensed consolidated financial statements since the date of acquisition and the amount of stockholders’ equity and net loss attributable to the non-controlling interest has been recorded as a separate line item in the accompanying statements of operations and stockholders’ equity.

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

	September 30	December 31
	2018	2017

Horizon software	$6,527	$6,527
Social online application software	2,210	—
Customer lists	997	—
Gaming software	10,118	—
	19,852	6,527
Less accumulated amortization	(3,465)	(1,187)

Intangible assets, net	$16,387	$5,340

Amortization of intangible assets for each of the next five years is estimated to be $3,900,000 per year.

Note 5. Goodwill

The following is the detail of the Goodwill that arose on acquisitions described in Note 3:

	September 30	December 31
	2018	2017

123Wish, Inc.	$419	$—
Love Media House, Inc. (formerly C. Rod, Inc.)	828	—
	$1,247	$—

Note 6. Convertible notes

In February 2018 the convertible note holders converted their notes into common stock, together with the interest accrued thereon. The amounts converted at $0.60 per share totaled $405,833 giving rise to 676,389 new shares of common stock.

Note 7. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001 per share.

During the nine months ended September 30, 2018 the Company:

●	Issued 225,000 shares of common stock for services with a fair value of $357,750

●	Issued 1,333,334 shares of common stock, with a fair value of $1.4 million, for the acquisition of 51% of Once in a Lifetime

●	Issued 100,000 shares of common stock for services provided with a fair value of $204,000

●	Issued 504,167 shares of common stock for conversion of convertible note and accrued interest in the amount of $302,500

●	Issued 172,222 shares of common stock for conversion of convertible note and accrued interest in the amount of $103,000

●	Issued 172,222 shares of common stock for services provided with a fair value of $200,000

●	Issued 750,000 shares of common stock for exercise of warrants at a price of $0.75 per share.

●	Issued 50,000 shares of common stock for services provided with a fair value of $80,000.

●	Issued 1,376,147 shares of common stock, with a fair value of $1,541,285, as part consideration for the acquisition of C-Rod, Inc.

●	Issued 100,000 shares of common stock for services to be provided with a fair value of $85,000.
●	Issued 225,000 shares of common stock for services to be provided with a fair value of $168,750
●	Issued 850,000 shares of common stock for services provided with a fair value of $425,000

●	Issued 7,383,000 shares of common stock, with a fair value of $4,983,000, for the acquisition of 51% of Banana Whale Studios Pte., Ltd
●	Issued 1,575,000 shares of common stock for services provided with a fair value of $787,500
●	Issued 850,000 shares of common stock for exercise of warrants at a price of $0.50 per share
●	Issued 600,000 shares of common stock for services provided with a fair value of $306,000
●	Issued 300,000 shares of common stock for services provided with a fair value of $150,000
●	Issued 1,750,000 shares of common stock for cash of $0.20 per share

●	Issued 1,850,000 shares of common stock for exercise of warrants at a price of $0.10 per share
●	Issued 35,000 shares of common stock, with a fair value of $18,200, for an option to acquire an interest in an acquisition target.
●	Issued 1,525,000 shares of common stock for cash of $114,375
●	Issued 975,000 shares of common stock for exercise of warrants at a price of $0.075 per share
●	Issued 4,500,000 shares of common stock for cash of $360,000
●	Issued 1,000,000 shares of common stock for services provided with fair value of $175,000

Stock Purchase Warrants

As at September 30, 2018, the Company had reserved 330,869 shares of its common stock for the outstanding warrants with weighted average exercise price of $15.88. Such warrants expire at various times up to July 2020.

During the nine months ended September 30, 2018, 155,518 warrants were forfeited, 4,425,000 warrants were exercised, for proceeds of $1,246,000.

After September 30, 2018, the Company sold 4,250,000 units, each consisting of one share of common stock and one warrant to purchase an additional share of common stock for total proceeds of $425,000 and issued 2,000,000 shares of common stock that were exercised for total proceeds of $400,000

During the nine months ended September 30, 2018, the Company agreed to reduce the exercise price on 6.5 million outstanding warrants, which resulted in additional compensation cost of $544,000, in order to obtain additional funding.

Note 8. Segment Information

The Company has the following business segments for the nine months ended September 30, 2018 and 2017.

The Company’s revenues were generated in the following business segments (in thousands)

	September 30,	September 30,
	2018	2017

Sale of secure messaging licenses	$228	$514
123Wish (from January 2018)	108	—
Love Media House (from March 2018)	405	—
Banana Whale (from May 2018)	144	—
Total	$885	$514

The following is a detail of the Company’s general and administrative expenses by business segment:

	September 30,	September 30,
	2018	2017

Sale of secure messaging licenses	$136	$—
123Wish (from January 2018)	732	—
Love Media House (from March 2018)	322	—
Banana Whale (from May 2018)	272	—
Corporate costs	3,285	911
Total	$(4,475)	$911

The following is a detail of the net income (loss) by business segment:

	September 30,	September 30,
	2018	2017

Sale of secure messaging licenses	$(1,059)	$102
123Wish (from January 2018)	(623)	—
Love Media House (from March 2018)	52	—
Banana Whale Studios (from May 2018)	(355)	—
Corporate costs, discontinued operations and acquisition costs	(6,320)	(3,156)
Total	$(8,305)	$(3,054)

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

Note 10. Legal proceedings

On May 30, 2018, Zhanming Wu (“Wu”), the record owner of 15,000,000 shares of common stock of One Horizon Group, Inc. (the “Company”), commenced an action in the Court of Chancery of the State of Delaware [Case No.2018-0387-JRS; the “Injunction Action”] against the Company and its directors and officers (collectively, the “Director Defendants”) alleging multiple breaches of contract between the Company and Wu, and seeking (i) damages; (ii) to enjoin the Company from issuing, offering, selling or granting any shares of its common stock to any person or entity, or consummate any merger, acquisition or similar transaction without the prior approval of Wu, and to prevent the Individual Defendants from undermining that right by engaging in any further transactions designed to entrench themselves as directors and officers of the Company and to dilute Wu’s stock ownership below 30% of the outstanding shares of the Company, (iii) to enforce Wu’s right to appoint four directors to the Company’s Board of Directors, (iv) to rescind the issuance of 7,383,000 shares to the former stockholders of Banana Whale Studios Pte. Ltd (“Banana Whale”) in exchange for 51% of the outstanding shares of Banana Whale (the “Banana Whale Acquisition”), (iv) to obtain a declaration that the Individual Defendants have breached their fiduciary duty of loyalty by taking actions to entrench themselves on the Company’s Board of Directors; and (v) seeking an award of attorneys’ fees and costs in connection with the litigation and such other relief as the Court deems fair and equitable.

On June 11, 2018, Wu commenced a second action in the Court of Chancery of the State of Delaware [Case No.2018-0427-JRS; the “225 Action”] under Section 225 of the Delaware General Corporation Law seeking (i) to appoint four directors to the Company’s Board of Directors, (ii) to enjoin the Company and its affiliates from issuing, offering, selling or granting any shares of the Company’s common stock to any person or entity, or consummate any merger, acquisition or similar transaction without the prior approval of Wu during the pendency of the action and (iii) seeking an award of attorneys’ fees and costs in connection with the litigation and such other relief as the Court deems fair and equitable.

On October 15, 2018, the parties entered into an agreement (the “Settlement Agreement”) which provides for the immediate cessation of all activities in the two actions and which will result in the dismissal of the two actions upon the fulfillment by the Company of certain conditions. Among the conditions to dismissal which the Company is required to meet to obtain the complete dismissal of the actions are the issuance of 354,409 shares to Wu to reimburse a portion of the expenses incurred in connection with the actions, the nomination and election to the Company’s Board of Directors of up to two individuals designated by Wu, the redemption of up to approximately 850,000 shares of common stock at $0.65 each, from certain investors whom Wu recommended to invest in the Company (the “Additional Investors”) should they request that the Company do so and the facilitation of the sale of shares of the Company’s common stock by Wu, including the registration of such shares for sale under the Securities Act. Based on ASC 840, which requires that conditionally redeemable securities be classified outside of permanent stockholders’ equity, $552,500 was reclassified as mezzanine equity effective October 15, 2018. Pending the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders, the Company will continue to comply with the terms of the Status Quo Order issued in July in connection with the 225 Action. The 225 Action will be dismissed and the Company will no longer be obliged to comply with the Status Quo Order upon the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders.

A Stipulation of Dismissal in respect of the Injunction Action will be filed and the parties will exchange releases upon the fulfillment of certain conditions, including the registration of Wu’s shares and the removal of the restrictive legend from Wu’s shares and the shares held by the Additional Investors. Notwithstanding such dismissal, should the registration of Wu’s shares lapse for any reason prior to October 1, 2019, Wu shall be entitled to enforce his rights under the side letters which were the basis of many of his claims, which letters are deemed to be a part of the Settlement Agreement as if set forth therein. If the Dismissal Stipulation has been filed in the Injunction Action and Wu’s shares have remained continuously registered until October 1, 2019, the side letters shall be deemed of no force and effect.

Note 11. Subsequent Events

On October 22, 2018, the Company entered into an Exchange Agreement pursuant to which we acquired a majority of the outstanding shares (the “Control Shares”) of Browning Productions & Entertainment, Inc ., a Florida corporation (“Browning”), from William J. Browning, the sole stockholder of Browning. Browning produces television programs which have aired internationally as well as nationally.

In exchange for the controlling interest in Browning, the Company paid Mr. Browning $10,000 and issued to him 150,000 shares of common stock, and agreed to issue to him an additional 150,000 shares of common stock following completion of the audit of Browning’s financial statements, plus an additional number of shares of common stock determined by dividing two and a half times the net after tax earnings of Browning during the twelve month period ending December 31, 2019 by the average of the closing price of our common stock during the ten consecutive trading days immediately preceding the end of 2019. To the extent the number of shares which the Company is obligated to issue to Mr. Browning exceeds 13,553,506 shares, representing 19.99% of the Company’s outstanding shares of common stock immediately prior to the acquisition (the “Excess Shares”), instead of issuing the Excess Shares to Mr. Browning the Company will pay him an amount in cash for the Excess Shares. The Company had previously paid Mr. Browning $10,000 and issued 35,000 shares of common stock to him upon execution of a non-binding letter of intent for the acquisition of Browning on May 10, 2018.

The Company has agreed to register for resale the initial 150,000 shares issued to Mr. Browning.

The Company has a right of first refusal to purchase the remaining shares of Browning.

In the event the Company’s common stock is delisted from NASDAQ, Mr. Browning has the right to request that we return to him the Control Shares, provided that he has not disposed of one-half of the shares issued and issuable to him in connection with the acquisition.

The Company also has agreed to provide Browning with a working capital loan in an initial amount of $150,000, which is to be repaid out of the post-closing net profit of Browning.

On October 9, 2018, the Company acquired a direct eighty percent ownership interest in the software, source code and other intellectual property underpinning the 123Wish experience marketplace platform operated by its subsidiary, 123Wish. In exchange for this ownership the Company issued 3,000,000 shares of its common stock and lent an additional $100,000 in working capital to 123Wish.

In October and November 2018 the Company issued an aggregate of 4,550,000 shares of its common stock to consultants for services provided.

On November 15, 2018, the Company issued and sold 9,500,000 shares of its common stock to two accredited investors, for a purchase price of $1,425,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2017 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

In October 2018 the Company executed the acquisition of a majority of Browning Production and Entertainment, Inc. a Florida based television production company.

This addition to the Company increases its group of digitally based software and media businesses based in Asia and the United States of America.

Results of Operations

Comparison of three months ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2018	2017	Increase/ (decrease)	Percentage Change

Revenue	$317	$397	$(80)	(20.2)

Cost of revenue	1,224	406	818	201.5

Gross margin	(907)	(9)	(898)	(9,977.8)

Operating expenses:

General and administrative	1,544	338	1,206	356.8
Depreciation	3	2	1	50.0
Acquisition costs	—	—	—	N/A

Total operating expenses	1,547	340	1,207	355.0

Loss from operations	(2,454)	(349)	(2,105)	(603.2)

Other expense	(21)	(179)	158	88.3
Loss for the period for continuing operations	(2,475)	(528)	(1,947)	(368.8)

Loss for discontinued operations	—	(244)	244	N/A
Total net loss	(2,475)	(772)	(1,703)	(220.6)

Revenue: Our revenue for the three months ended September 30, 2018 was split between our operations as follows:

●	Secure messaging - $50,000 for the sale of user licenses

●	123Wish - $3,000 for subscriptions and sponsorships

●	LMH - $144,000 for music and video production services

●	Banana Whale - $120,000 for B2B software provided in the online gaming industry.

Gross Margin: Gross margin deficit, for the three months ended September 30, 2018 was approximately $907,000 as compared to $9,000 margin deficit for the three months ended September 30, 2017, due to the increase in amortization of software development costs, offset by increased revenues.

Operating Expenses: General and administrative expenses and depreciation were approximately $1.6 million and $0.34 million during the three months ended September 30, 2018 and 2017, respectively. The major costs included in the three months ended September 30, 2018 were consulting costs including due diligence and advisory costs incurred in the acquisitions strategy of the Company.

Net Loss: Net Loss from continuing operations, for the three months ended September 30, 2018 was approximately $2.5 million as compared to net loss of approximately $0.5 million for the same period in 2017. The increase in the losses is attributable to the increase in General and Administrative expenses, offset by an increase in revenue, as discussed above.

Comparison of nine months ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2018	2017	Increase/ (decrease)	Percentage Change

Revenue	$885	$514	$371	72.2

Cost of revenue	2,564	450	2,114	469.8

Gross margin	(1,679)	64	(1,743)	(2,723.4)

Operating expenses:

General and administrative	4,147	911	3,236	355.2
Acquisition costs	1,874	—	1,874	N/A
Depreciation	5	16	(11)	(68.8)

Total operating expenses	6,626	927	5,699	614.8

Loss from operations	(8,305)	(863)	(7,442)	(862.3)

Other income (expense)	(412)	(535)	123	23.0
Loss for the period for continuing operations	(8,717)	(1,398)	(7,317)	523.5

Loss for discontinued operations	—	(2,428)	2,428	N/A
Net loss	(8,717)	(3,826)	(4,891)	(127.8)

Revenue: Our revenue for the nine months ended September 30, 2018 was approximately $0.9 million as compared to approximately $0.5 million for the nine months ended September 30, 2017, an increase of approximately $0.4 million, or 72.2%. The increase was due to the increases in revenue generated by the newly acquired subsidiaries.

Cost of Revenue: Cost of revenue was approximately $2. 6 million for the nine months ending September 30, 2018 as compared to $0. 5 million for the nine months ended September 30, 2017. The main reason for the increase was the amortization charge of $1.8 million relating to software development costs.

Gross Margin: Gross margin deficit for the nine months ended September 30, 2018 was approximately $1.7 million as compared to a gain of $0.1 million for the nine months ended September 30, 2017, a decrease of approximately $1.7 million. The decrease was mainly due to the amortization charge of $1.83 million, offset by increased revenues, as set forth above herein.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs were approximately $6.6 million and $0.9 million during the nine months ended September 30, 2018 and 2017, respectively. The Company incurred the increased costs as a result of the strategy of business acquisitions and the operational costs relating thereto.

Net Loss: Net Loss after discontinued operations, for the nine months ended September 30, 2018 was approximately $8.7 million as compared to loss of approximately $3.8 million for the same period in 2017. The increase in loss was primarily due to the increase in non-cash general and administrative expenses, and acquisition costs offset by an increase in revenues mentioned above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2018 and September 30, 2017

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30, (in thousands)
	2018	2017
Net cash flows from total operating operations	(2,373)	(364)
Net cash flows from total investing activities	(114)	(262)
Net cash flows from total financing activities	2,223	511

Net cash used by operating activities was approximately $2.37 million for the nine months ended September 30, 2018 as compared to net cash used in operating activities of approximately $0.36 million for the same period in 2017. The increase in cash used by operations was primarily due to the cost of pursuing the acquisition strategy.

Net cash used in investing activities was approximately $0.11 million and $0.26 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended September 30, 2018 related to cash consideration in the acquisition of LMH offset by the cash acquired in the Banana Whale acquisition.

Net cash generated in financing activities was approximately $2.22 million for the nine months ended September 30, 2018 as compared to $0.51 million for the nine months ended September 30, 2017. The cash generated from financing activities was primarily from the proceeds from the sale of new shares of common stock, the exercise of common stock warrants and proceeds from convertible debt during the nine months ended September 30, 2018.

At September 30, 2018 the Company had cash of $0.54 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 2018, Zhanming Wu (“Wu”), the record owner of 15,000,000 shares of common stock of One Horizon Group, Inc. (the “Company”), commenced an action in the Court of Chancery of the State of Delaware [Case No.2018-0387-JRS; the “Injunction Action”] against the Company and its directors and officers (collectively, the “Director Defendants”) alleging multiple breaches of contract between the Company and Wu, and seeking (i) damages; (ii) to enjoin the Company from issuing, offering, selling or granting any shares of its common stock to any person or entity, or consummate any merger, acquisition or similar transaction without the prior approval of Wu, and to prevent the Individual Defendants from undermining that right by engaging in any further transactions designed to entrench themselves as directors and officers of the Company and to dilute Wu’s stock ownership below 30% of the outstanding shares of the Company, (iii) to enforce Wu’s right to appoint four directors to the Company’s Board of Directors, (iv) to rescind the issuance of 7,383,000 shares to the former stockholders of Banana Whale Studios Pte. Ltd (“Banana Whale”) in exchange for 51% of the outstanding shares of Banana Whale (the “Banana Whale Acquisition”), (iv) to obtain a declaration that the Individual Defendants have breached their fiduciary duty of loyalty by taking actions to entrench themselves on the Company’s Board of Directors; and (v) seeking an award of attorneys’ fees and costs in connection with the litigation and such other relief as the Court deems fair and equitable.

On June 11, 2018, Wu commenced a second action in the Court of Chancery of the State of Delaware [Case No.2018-0427-JRS; the “225 Action”] under Section 225 of the Delaware General Corporation Law seeking (i) to appoint four directors to the Company’s Board of Directors, (ii) to enjoin the Company and its affiliates from issuing, offering, selling or granting any shares of the Company’s common stock to any person or entity, or consummate any merger, acquisition or similar transaction without the prior approval of Wu during the pendency of the action and (iii) seeking an award of attorneys’ fees and costs in connection with the litigation and such other relief as the Court deems fair and equitable.

On October 15, 2018, the parties entered into an agreement (the “Settlement Agreement”) which provides for the immediate cessation of all activities in the two actions and which will result in the dismissal of the two actions upon the fulfillment by the Company of certain conditions. Among the conditions to dismissal which the Company is required to meet to obtain the complete dismissal of the actions are the issuance of 354,409 shares to Wu to reimburse a portion of the expenses incurred in connection with the actions, the nomination and election to the Company’s Board of Directors of up to two individuals designated by Wu, the redemption of up to approximately 850,000 shares of common stock at $0.65 each, from certain investors whom Wu recommended to invest in the Company (the “Additional Investors”) should they request that the Company do so and the facilitation of the sale of shares of the Company’s common stock by Wu, including the registration of such shares for sale under the Securities Act. Pending the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders, the Company will continue to comply with the terms of the Status Quo Order issued in July in connection with the 225 Action. The 225 Action will be dismissed and the Company will no longer be obliged to comply with the Status Quo Order upon the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders.

A Stipulation of Dismissal in respect of the Injunction Action will be filed and the parties will exchange releases upon the fulfillment of certain conditions, including the registration of Wu’s shares and the removal of the restrictive legend from Wu’s shares and the shares held by the Additional Investors. Notwithstanding such dismissal, should the registration of Wu’s shares lapse for any reason prior to October 1, 2019, Wu shall be entitled to enforce his rights under the side letters which were the basis of many of his claims, which letters are deemed to be a part of the Settlement Agreement as if set forth therein. If the Dismissal Stipulation has been filed in the Injunction Action and Wu’s shares have remained continuously registered until October 1, 2019, the side letters shall be deemed of no force and effect.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and under the caption “Risk Factors” in our Registration Statement on Form S-3 (Registration No. 333-225945) filed on September 28, 2018 and declared effective on August 7, 2018, which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, the Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported in the reports we have filed under the Exchange Act, during the period covered by this report, we have not issued or sold any unregistered equity securities other than:

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

8. 1,750,000 shares of our common stock to an accredited investor for gross proceeds of $350,000. The issuance and sale of the shares were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

9. 1,850,000 shares of common stock to an accredited investor, upon exercise of warrants at an exercise price of $0.10 per share. The issuance of the shares was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

10. 35,000 shares of common stock having a fair value of $18,200 for an option to acquire an interest in an acquisition target. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The certificates representing the shares were endorsed with the customary Securities Act legend.

Subsequent to the period covered by this report, we issued the following unregistered equity securities:

In October 2016, we issued, (i) 500,000 shares of common stock having a fair value of $76,500 to Maxim Partners, LLC for extending the term of its M&A Agreement; (ii) 3,000,000 shares of common stock having a fair value of $459,000 in connection with the transfer to us of an eighty percent ownership interest in the software and source code and all other intellectual property underpinning the 123Wish experience marketplace platform operated by our subsidiary, 123Wish; and (iii) 500,000 shares of common stock having a fair value of $76,500 and 350,000 shares of common stock having a fair value of $53,550 for services rendered.

In November 2018, we issued (i) 1,250,000 shares of common stock having a fair value of $225,000 to One Percent Investments Inc. pursuant to Consulting Agreement; (ii) 1,300,000 shares of common stock having a fair value of $234,000 to BK Consulting Group, LLC for consulting services;  (iii) 500,000 shares of common stock having a fair value of $90,000 to Bespoke Growth Partners, Inc. in reimbursement of expenses; (iv) a total of 650,000 shares of common stock having a fair value of $117,000 for consulting services; and (v) a total of 9,500,000 shares of common stock to Bespoke Growth Partners, Inc. and BK Consulting Group, LLC for a total purchase price of $1,425,000, pursuant to Securities Purchase Agreements.

The issuance of the foregoing shares were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act. The certificates representing the foregoing shares were endorsed with the customary Securities Act restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 6. Exhibits

10.1	Subscription Agreement with First Choice International Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-227247 ) filed on September 10, 2018 and declared effective on September 14, 2018).

10.2	Settlement Agreement relating to the Wu Litigation (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-227971) filed on October 24, 2018 and declared effective on November 2, 2018).

10.3	Exchange Agreement with Browning Productions & Entertainments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2018).

10.4	Subscription Agreement with Bespoke Growth Partners, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.5	Securities Purchase Agreement with First Choice International Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018).

10.6	Consulting Agreement with One Percent Investments, Inc.

10.7	Securities Purchase Agreement with Bespoke Growth Partners, Inc.

10.8	Securities Purchase Agreement with BK Consulting Group, LLC.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act. Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: November 16, 2018	By:	/s/ Mark White
Mark White
President, Chief Executive Officer and Director

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, Principal
Finance and Accounting Officer and Director