Form 10-K
period 2018-12-31
One Horizon Group, Inc.
filed 2019-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36530

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

649 NE 81st Street Miami
FL 33138
(Address of principal executive offices)	(Zip Code)

+1 (305) 420-6640

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 13.5 million as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.535 per share, as reported on The Nasdaq Stock Market.

As of April 10, 2019, 88,401,431 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

PART I

ITEM 1.  BUSINESS

We are a holding company which, through our operating subsidiaries, is engaged in the digital media, entertainment and secure messaging businesses, described below.

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc. (acquired February 2018)	51%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc. (acquired March 2018)	100%
●	Browning Productions & Entertainment, Inc. (acquired October 2018)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summary Description of Businesses

We have the following three core businesses:

●	123Wish, Inc. formerly Once In A Lifetime, LLC (“123Wish”) – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.

●	Love Media House, Inc. formerly known as C-Rod, Inc. (“Love Media House”) - a full-service music production, artist representation and digital media business that provides a broad range of entertainment services including branding and advertising, video and photo production, recording (including music production, arranging, mixing and mastering), songwriting (arranging writing sessions with experienced and multi-platinum writers), artist development, digital distribution, billboard chart promotion, and consulting and life coaching. The entertainment marketplace is highly competitive. The team at Love Media House, headed by Chis Rodriguez, has worked with many famous artists and achieved many Billboard numbers and giving Love Media House an important edge in promoting new talent.

●	Browning Productions & Entertainment, Inc. (“Browning Productions”) - a full service video production company and executive producer for all entertainment projects. Browning Productions has been selected to produce and distribute numerous television programs spanning dozens of episodes in 2019 for acclaimed television networks including A&E, FYI and History Channel.

The Company is based in the United States of America, Hong Kong, Singapore, China and the United Kingdom.

Entertainment Production Services (Love House and Browning Productions)

The primary business of Love House and Browning Productions are entertainment production services. Video projects are divided into four parts: (i) pre-production, (ii) production, (iii) post-production and (iv) distribution. During pre-production, the client describes the need and the purpose of the production. Production is the part of the process where raw materials that will be formed into the final product are created. Post-production is where the first rough cut of the final product is created. Client input is then used to create the final version of the production.

Video production services through Browning Productions include production of television shows, commercials, corporate videos, music videos, film, motion pictures (full length features), make-up and hair, casting, writing, producing, directing, stunts, post production services, graphic design (animation and special effects), audio production, and audio mastering and integration. Music production services through Love House include recording (including music production, arranging, mixing and mastering), songwriting (arranging writing sessions with experienced and multi-platinum writers), artist development, digital distribution, billboard chart promotion, branding and advertising, video and photo production, and consulting and life coaching.

Browning Productions has produced and has ownership rights to dozens of national and international television programs currently airing on a number of the most recognized television networks including A&E, FYI and History Channel. Browning Productions distributes content on a proprietary Internet/Over-The-Top (“OTT”) content platform that operates in conjunction with Verizon Digital Media Services (“VDMS”). Current productions of Browning Productions include “Wine Warriors”; the spin-off “Whisky Warriors, for which Browning Productions recently secured the Big Sky Film Grant from the State of Montana’s Film Office, “Training Grounds”; a new docuseries called “The Cryptos,” unveiling the inner workings of the cryptocurrency industry, soon to be distributed on one of the world’s most widely recognized global business news networks; and “America’s Crowdfunding,” an equity crowd-funding television series (the concept is “Shark Tank” meets “America’s Got Talent,” where the viewers vote with their wallets for equity stakes in the featured companies) in conjunction with Equity Bender, among others.

We also provide through Browning Productions marketing services and branded entertainment. Branding and name recognition is generally achieved through exposure in repetition. Through branded entertainment, a product or service stands out throughout a television series in precise placement from segment to segment for each viewer to see or hear, where the product or service is referred or mentioned by the celebrity cast. The pinnacle of all product or service inclusion into television is to allow for a full integration into the storyline and scripting of the segments centering the brand in the show content, which we believe is one of the best forms of marketing for any product or service.

The recording studio of Love House is a facility for sound recording and mixing. Ideally both the recording and monitoring spaces are specially designed by an acoustician to achieve optimum acoustic properties (acoustic isolation or diffusion or absorption of reflected sound that could otherwise interfere with the sound heard by the listener). The typical recording studio consists of a room called the "studio" or "live room", where instrumentalists and vocalists perform; and the "control room", where sound engineers sometimes with producer(s) as well operate either professional audio mixing consoles or computers with specialized software suites to manipulate and route the sound for analogue or digital recording. Often, there will be smaller rooms called "isolation booths" present to accommodate loud instruments such as drums or electric guitar, to keep these sounds from being audible to the microphones that are capturing the sounds from other instruments, or to provide "drier" rooms for recording vocals or quieter acoustic instruments.

Our recording studios through Love House may be used to record musicians, voice-over artists for advertisements or dialogue replacement in film, television or animation, foley, or to record their accompanying musical soundtracks.

Competitive Strengths

We believe our competitive strengths through Browning Productions include:

Excellent reputation:    We believe we have earned an excellent reputation for our creative ability, innovation, execution and on-time delivery of complex and challenging media content.

Our creative storytelling capabilities:    We believe our creative content turns ideas into visual, relatable stories that resonate with consumers and influences their behavior. We believe that our years of experience and access to creative talent allow us to tell compelling stories whether in seconds or minutes.

Diverse, creative talent base:    We employ or represent directors and designers, technical directors and other artists who we believe deliver a unique combination of creative direction (character, world and story development) and execution (unique and high quality imagery and related production content).

Strong relationships with advertising agencies and brands:    We have produced highly successful and creative advertising campaigns for our customers, many of which are global brands which we believe have allowed us to develop long-standing, strong relationships with leading advertising agencies and brands. We are often commissioned to create multiple campaigns for brands over many years, acting as the go-to production company for these clients. In addition, despite that some of our competitors are larger than us, we have been able to compete effectively with them and win projects from new and existing clients.

End-to end solution:    We have developed in-house production processes that enable us to serve as a one-stop-shop, providing a full suite of solutions to the advertising industry and brands. We are able to conduct a project from concept through design and all stages of production using in-house and contracted creative talent when necessary.

We believe our competitive strengths through Love House include:

High quality services: We provide high quality sound recording and audio production services. We have a high end recording and production studio for use for customers.  Use of the studio is billed on an hourly basis plus fees relating to the rental of the studio. Reproduction of recorded materials will also be sold to customers. The benefits that are afforded to clients in our studio include:

●	a convenient, reasonably priced recording studio.

●	a comfortable studio experience that allows artists to record their music while being in an inviting atmosphere.

●	high end audio equipment that will make high quality sound recordings for our clients.

●	professional and expert staff members that will help artists mix and produce their albums with minimal hassle.

Supplemental Services to Music Production: We also provide songwriting (arranging writing sessions with experienced and multi-platinum writers), artist development, digital distribution, billboard chart promotion, branding and advertising, video and photo production.

Competition

The team at Love Media House, headed by Chis Rodriguez, has worked with many famous artists and achieved many Billboard numbers giving Love House an important edge in promoting new talent. The team at Browning Productions, headed by William Browning, has produced and has ownership rights to dozens of national and international television programs currently airing on a number of the most recognized television networks including A&E, FYI and History Channel. Notwithstanding, the entertainment marketplace is highly competitive. There are few barriers of entry in the business and level of competition is extremely high. There are many video production companies and recording studios in United States. Many of these companies may have a greater, more established customer base than us.

Our Industry

We create branded advertising and entertainment content primarily for television, digital and other platforms.

The global advertising market is large and growing.    Global advertising spending was a $591 billion global market in 2017, projected to grow to $724 billion in 2020, according to eMarketer. The U.S. is currently Browning Productions’ customers’ primary target market. eMarketer forecasts that the U.S. will have the largest share of global advertising spending in 2020, which it estimates will be $243 billion. As Browning Productions’ business grows, we expect to capitalize on the large and expanding demand for services such as Browning Productions.

Television spending continues to be strong.    Television has historically been the single largest advertising medium worldwide. Zenith forecasts that television advertising in the U.S. peaked in 2017 at $69 billion and will decline slightly to $66 billion in 2020. Television and online video together are becoming more important to advertisers seeking to build brands than either form alone.

Digital advertising spending is increasing.    Digital technologies have transformed media consumption, viewing habits and social interaction. Content is being viewed at ever-increasing rates on wired and wireless smart devices across the globe. In 2017, global digital advertising spending surpassed global television advertising spending for the first time, according to MAGNA. MAGNA projects that, in 2018, U.S. digital advertising spending will exceed $100 billion and will account for half of total U.S. advertising sales for the first time. MAGNA projects that U.S. digital advertising sales will be $163 billion by 2023.

Creative short-form video content attracts audiences.    Given the proliferation of entertainment channels, capturing the attention of audiences is becoming increasingly challenging. We believe that brands are seeking creative content in short-form video that includes animation and mixed media to evoke emotions that resonate with viewers. According to AOL Advertising, while online video consumption is increasing across all video lengths, short-form video is growing the fastest. According to AOL Advertising, 59% of consumers watch videos that are under one minute long every day.

Our Growth Strategy

We intend to build upon our proven ability to aggregate large audiences for brands by continuing to make compelling content that is viewable on both traditional and new platforms. We have begun to implement the growth strategies described below, and expect to continue to do so over the several years following this offering. Although the net proceeds of this offering will be available to assist us to implement our growth strategies, we cannot estimate the ultimate amount of capital needed to achieve our expected growth. We may need additional capital to implement these strategies, particularly in the event we pursue acquisitions of complementary businesses or technologies.

We intend to grow our business by:

Capitalizing on market trends in advertising and digital media:    We believe our long history of creating award-winning content for television provides us with the expertise to continue to capture television advertising spending. We also believe our expertise in delivering entertaining, narrative-based short-form video content positions us well for the expected growth in digital advertising. We intend to build our core business by leveraging the increased use of animation and visual effects to differentiate marketing messages and capture audiences in the growing digital media market.

Implementing client service teams:    We believe we can increase recurring work from our existing clients with a more client-focused approach to delivering our services. We are hiring account directors with knowledge of the needs of brands in key industries so that we can collaborate more closely with brands and the advertising agencies. By doing so, we believe we can get involved earlier and more intimately in a particular pitch.

Expanding direct-to-brand sales:    Brands are increasingly working directly with content creators, bypassing advertising agencies. We believe this industry disruption is being caused by the desire of brands to obtain greater cost-effectiveness, transparency and control over customer data. We believe that we can increase our direct-to-brand sales by increasing business development efforts with brands. We recently reorganized our sales organization to include a specific focus on brand management.

Growing through acquisitions:    We believe that the highly fragmented content creation media industry, which is comprised primarily of small-to-medium-sized private companies, provides us with significant opportunities to grow our business through acquisitions. We intend to pursue acquisitions that provide services within our current core product offerings, extend our geographic reach and expand our product offerings.

Cross-selling services:    Our ability to produce diverse, engaging content across various media platforms allows us to offer clients a one-stop-shop for all of their content needs. We intend to cross-sell our various capabilities to drive additional revenue from existing clients and to seek to win new clients.

Further developing intellectual property:    We intend to build upon our success in developing original series that we own and license to brands, networks and major and new digital media studios. When we develop an original series, we retain the copyright of that content. By licensing to other platforms portions of the content from original series that we develop, we can create additional revenue streams from development fees, brand license fees, distribution license fees and ancillary sources (such as from foreign viewership).

Expanding our geographic presence:    We believe that by expanding our physical presence into select international regions, we will be better able to attract and retain internationally-based brands as clients. With a physical presence outside of the U.S., we believe we can provide better customer service and offer local talent who can work more intimately with internationally-based brands than we can from our offices in the U.S.

Expanding our talent roster:    We intend to continue to seek to attract and retain world-class creative and technical talent, thereby increasing our ability to win jobs and build brand equity through additional high quality creative content. We believe that our reputation and our client base will allow us to continue to attract top creative talent.

Celebrity Experience Marketplace (123Wish)

123Wish, available in the Apple App Store, Google Play and www.123wish.com, is a subscription-based, experience marketplace that focuses on providing users with exclusive opportunities to enjoy personalized, dream experiences with some of the world’s most renowned social media influencers including Super Influencer Jake Paul and Team 10 as well as celebrities, professional athletes, fashion designers, and artists while supporting a diverse range of charities.

123Wish provides experiences to fans of high profile celebrities but with the ability to ensure charities can benefit from proceeds of subscriptions paid. 123Wish is a super fan platform bringing fans closer to their favorite influencers, celebrities, musicians and more. 123Wish offers its users unique experiences, face time sessions, weekly giveaways, limited edition merchandise, VIP events, video shouts and exclusive video content.

The influencer or celebrity for each 123Wish experience selects a philanthropic cause to benefit or is randomly matched to a non-profit organization. Once the charitable contribution goal for an experience has been met and the designated timeframe for entry has expired, 123Wish randomly selects the winner who receives exclusive access to interact with the influencer or celebrity. Yet, everyone who enters wins a specialized gift for participation, which may include limited edition merchandise, gift cards or personalized video or voice messages from experience contributors.

Each 123Wish subscriber will soon have a digital wallet and will receive four digital coins each month that his or her subscription remains active, which the subscriber may contribute to charity. 123Wish are committed to making at least $1,000,000 in digital coin value available for charitable contribution premised on the number of subscribers. Development for inclusion of the coin technology is underway and we will be providing blockchain integration.

Competitive Strengths

We believe our competitive strengths through 123Wish include:

Excellent reputation:    We believe we have earned an excellent reputation for providing users with exclusive opportunities to enjoy personalized, dream experiences with celebrities.

Contacts with Celebrities: We have successfully established relationships with a number of social media influences, music artists and other celebrities to ensure the success of our experience marketplace.

Regulatory Status

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

 CORPORATE HISTORY

We were initially incorporated in Pennsylvania in 1972 as Coratomic, Inc. We changed our name five times thereafter, with the last name change in 2012 to One Horizon Group, Inc. In addition, we changed our domicile from Pennsylvania to Delaware in 2013.

Our authorized capital is 200,000,000 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), and 50,0000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares. As of the date hereof, 88,401,431 shares of our Common Stock are issued and outstanding and no preferred stock is issued and outstanding.

Acquisition of a Controlling Interest in Once In A Lifetime LLC

On February 22, 2018, we acquired 51% of the membership interests in Once In A Lifetime LLC, a Florida limited liability company d/b/a/ 123 Wish (“123 Wish”), pursuant to an Exchange Agreement dated January 18, 2018, with 123 Wish and its members in consideration for 1,333,334 shares of our common stock, plus an additional number of shares of our common stock based upon the net after tax earnings of 123 Wish during the six month periods ending six and twelve months after the completion of the acquisition. Once In A Lifetime LLC has been merged into our newly formed majority-owned Delaware subsidiary, 123 Wish, Inc.

123 Wish is a subscription-based, experience marketplace that focuses on providing users with exclusive opportunities to enjoy personalized, dream experiences with social media influencers, including Jake Paul and Team 10, as well as celebrities, professional athletes, fashion designers and artists, while supporting a diverse range of charities.

Acquisition of C-Rod, Inc.

On March 20, 2018, we acquired C–Rod, Inc., including its record label, Velveteen Entertainment, and media division, Mues Media (collectively, the “C-Rod Companies”) pursuant to an Exchange Agreement dated February 27, 2018 with C-Rod, Inc., Christopher Rodriguez and Patricia Rodriguez, in consideration for $150,000, 1,376,147 shares of our common stock issued to Cap United LLC, plus an additional number of shares of our common stock based upon the net after tax earnings of C-Rod during the two years ending after the completion of the acquisition. On May 2, 2018, we amended the articles of incorporation of C-Rod, Inc. to change its corporate name to Love Media House, Inc.

C-Rod, Inc., a music production company founded in 2002 by Grammy-nominated, multi-platinum producer and composer Christopher Rodriguez, regularly works with artists, which have included many celebrity acts.

Acquisition of a Controlling Interest in Banana Whale Studios Pte. Ltd.

On May 18, 2018, we entered into and consummated an Exchange Agreement (the “Exchange Agreement”) with Banana Whale Studios Pte. Ltd., a Singapore corporation (“Banana Whale”), and the founding shareholders of Banana Whale (the “Banana Whale Stockholders”), pursuant to which we acquired 51% of the outstanding shares (“Controlling Interest in Banana Whale”) of Banana Whale in exchange for a number of our shares of common stock to be based upon the earnings of Banana Whale. Banana Whale is a B2B software provider in the $100+ billion-dollar gaming industry focusing on innovation and next generation games and entertainment. As a condition to closing the acquisition, Banana Whale Stockholders demanded and we deposited in escrow for their benefit 7,383,000 shares of our common stock (“OHGI Shares”) with a fair value of $4,983,000 as security for our obligation to issue such shares to which they may become entitled. If the number of shares to which the Banana Whale Stockholders become entitled is less than 7,383,000, the excess shares will be returned to us for cancellation. We also granted Banana Whale the right to use our secure messaging software.

Acquisition of 123Wish Software

Pursuant to the terms of that certain Agreement on Sale of 123Wish Software dated September 27, 2018 (“Software Sale Agreement”), among us, Once in a Lifetime Platform LLC (“OIALP”), and One Horizon Hong Kong Limited (“OHHK”), OIALP sold and assigned to OHHK eighty percent (80%) of the intellectual property rights to OIALP’s software platform and App that underlies 123Wish’s business in exchange for our making an additional investment of $100,000 into 123Wish without requiring the minority shareholders in 123Wish (some of whom are members of OIALP) to put up matching funds and our issuing 3,000,000 shares of its common stock to members of OIALP.

Acquisition of a Controlling Interest in Browning Productions & Entertainment, Inc.

On October 22, 2018, we entered into an Exchange Agreement (“Browning Exchange Agreement”) pursuant to which we acquired a majority of the outstanding shares (the “Controlling Interest in Browning”) of Browning Productions & Entertainment, Inc., a Florida corporation (“Browning Productions”), from William J. Browning, the sole stockholder of Browning. Browning Productions produces television programs which have aired internationally as well as nationally.

In exchange for the controlling interest in Browning Productions, we paid Mr. Browning $10,000 and issued to him 150,000 shares of common stock, and agreed to issue to him an additional 150,000 shares of common stock following completion of the audit of Browning Productions’ financial statements, plus an additional number of shares of common stock which can be up to a maximum of 17,000,000 shares, determined by dividing two and a half times the net after tax earnings of Browning Productions during the twelve month period ending December 31, 2019 by the average of the closing price of our common stock during the ten consecutive trading days immediately preceding the end of 2019. To the extent the number of shares which we are obligated to issue to Mr. Browning exceeds 13,553,506 shares, representing 19.99% of our outstanding shares of common stock immediately prior to the acquisition (the “Excess Shares”), instead of issuing the Excess Shares to Mr. Browning we will pay him an amount in cash for the Excess Shares. We had previously paid Mr. Browning $10,000 and issued 35,000 shares of common stock to him upon execution of a non-binding letter of intent for the acquisition of Browning Productions on May 10, 2018.

Though the terms of this transaction only required a $20,000 cash payment ($10,000 in cash under the non-binding letter of intent and $10,000 in cash under the Browning Exchange Agreement) to Mr. Browning, we were required to provide Browning Productions with a working capital loan in an initial amount of $150,000, which is to be repaid out of the post-closing net profit of Browning Productions as well as earmark an additional $150,000 in cash for future investment in Browning Productions (to assist in funding the future operations of Browning Productions).

We have agreed to register for resale the initial 150,000 shares issued to Mr. Browning.

We have a right of first refusal to purchase the remaining shares of Browning Productions.

Proposed Acquisition of a Controlling Interest in Maham

Pursuant to the terms of a definitive Exchange Agreement, dated February 20, 2019, among us, Maham LLC (“Maham”), the members of Maham, and Mr. Hauswirth (the “Maham Exchange Agreement”), we agreed to (i) issue to the members of Maham unregistered shares of Common Stock equal to (a) 25% of the dollar value the Members have invested in Maham to date, with all non-cash investment based equity owned by members will be exchanged at the same valuation as the valuation of Maham at the time that such non-cash investment based equity was issued, divided by (b) the market value of OHGI Common Stock, determined in accordance with the terms of the Exchange Agreement, as of the closing date (the “Initial Shares”), and (ii) upon completion of the second 12-month period following the closing, issue up to a maximum of 17,000,000 unregistered shares to the members of Maham on a pro-rata basis based on their holdings, which number of additional shares will be equal to two-and-a-half times (2.5x) the net after-tax earnings of Maham for the First Adjustment Period (as defined in the Maham Exchange Agreement), divided by the market value of our Common Stock. Upon the closing of the Maham transaction, we will own 51% of the issued and outstanding interests in Maham.

Adoption of One Horizon Group, Inc. Amended and Restated 2018 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on November 2, 2018 and December 27, 2018, respectively, the One Horizon Group, Inc. Amended and Restated 2018 Equity Incentive Plan, effective December 27, 2018, under which stock options and restricted stock may be granted to officers, directors, employees and consultants. Under the Plan, 15,000,000 of Common Stock, par value $0.0001 per share, are reserved for issuance, subject to increase pursuant to the terms and conditions as set forth in the Plan.

Recent Developments

Disposition of a Controlling Interest in Banana Whale Studios Pte. Ltd.

On February 4, 2019, we entered into and consummated an agreement (the “Agreement”) with Banana Whale and the Banana Whale Stockholders, pursuant to which we sold the Controlling Interest in Banana Whale in exchange for $2,000,000, consisting of $1,500,000 in cash and a $500,000 promissory note bearing interest at 5% per annum payable on December 31, 2019 (the “BWS Note”). Under the BWS Note, Banana Whale can prepay the BWS Note in whole or in part without premium or penalty. Pursuant to the BWS Note, the Banana Whale Stockholders agreed to guarantee the payments of all amounts due thereunder on a limited-recourse basis. On February 4, 2019, we also entered into a Pledge and Escrow Agreement with the Banana Whale Stockholders pursuant to which the Banana Whale Stockholders agreed to place the Controlling Interest in Banana Whale in escrow as security for payment of the BWS Note.

The Agreement also terminated certain of the remaining obligations under the Exchange Agreement which was previously entered into by us and the Banana Whale Stockholders, releasing us, Banana Whale and the Banana Whale Stockholders from their remaining obligations thereunder. Pursuant to the Exchange Agreement, we had agreed to acquire the Controlling Interest in Banana Whale in exchange for a number of our shares to be based upon the earnings of Banana Whale. Under the Agreement, the Company agreed to leave the OHGI Shares in escrow and together with the Banana Whale Stockholders, to instruct the escrow agent that the OHGI Shares will remain in escrow for a period of at least 90 days pending an absence of asserted claims under the Agreements indemnification provisions.

Recent Voluntary Termination By OHGI of Listing of Common Stock on the Nasdaq Capital Market

Our common stock commenced trading on the Nasdaq Capital Market (“Nasdaq”) on July 9, 2014 under the ticker symbol “OHGI”. On May 10, 2018, the Company received notice (the “Notice”) from Nasdaq indicating that the Company’s common stock did not meet the continued listing requirement as set forth in Nasdaq Listing Rule 5550(a)(2) based on the closing bid price of the common stock for the preceding 30 business days.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company received a 180-calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard of a minimum closing bid price of at least $1.00 per share for 10 consecutive business days during the 180-calendar day grace period ended on November 6, 2018. During the grace period, the Company was unable to regain compliance with the minimum bid price standard.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), in addition to such initial grace period, the Company could be afforded an additional 180-calendar day compliance period, provided that on the 180th calendar day of the initial grace period, the Company (i) met the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq (except for the bid price requirement) and (ii) notified Nasdaq of its intent to cure the minimum bid price deficiency. Prior to expiration of the initial grace period, the Company requested an additional 180-calendar day compliance period and notified Nasdaq of the Company’s compliance with the stated listing standards and its intent to cure the minimum bid price deficiency through a reverse stock split, if necessary. On November 7, 2018, the Company received written notification from Nasdaq granting an additional 180-calendar day period, which expires on May 6, 2019, to regain compliance with the minimum bid price requirement described above. This second 180-calendar day period relates exclusively to the bid price deficiency and we could be delisted during the 180-calendar day period for failure to maintain compliance with any other listing requirements that occurs during the 180-calendar day period.

During subsequent interactions between the Company and the Nasdaq it became apparent that the Nasdaq may make a finding of noncompliance with the stockholder approval requirements of Nasdaq Listing Rule 5635 and may initiate delisting proceedings against the Company.

As a result of the foregoing, on February 26, 2019, Martin Ward, Chief Financial Officer of the Company, approved the voluntary termination of the listing of OHGI’s common stock on the Nasdaq. On March 8, 2019, the Company filed an application on Form 25 with the SEC to voluntarily terminate its Nasdaq listing. The delisting from the Nasdaq became effective on March 8, 2019. As of March 8, 2019, the Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the ticker symbol “OHGI.” The transition from the Nasdaq to the OTCQB did not materially affect the Company’s business operations.

Reverse Stock Split

A reverse stock split (“Reverse Stock Split”) of the outstanding shares of the Common Stock in the range from one-for-two (1-for-2) to one-for-fifty (1-for-50), which ratio will be selected by the Board of Directors was approved by our Board of Directors and by our shareholders at the annual meeting of the shareholders held on December 27, 2018 as described in that proxy statement on that certain Definitive Schedule 14A filed with the SEC on November 28, 2018. We will announce publicly our plans to effect the Reverse Stock Split once the Board of Directors makes its determination.

Corporate Information

Our principal executive offices are located at 649 NE 81st Street, Miami, Florida 33138, and our telephone number at that location is (305) 420-6640. The URL for our website is www.onehorizongroup.com. The information contained on or connected to our website is not incorporated by reference into, and you must not consider the information to be a part of, this Annual Report on Form 10-K.

During the year ended December 31, 2017, we restructured our operations and simplified and strengthened our capital structure by:

●	Selling certain of our operating subsidiaries (the “Discontinued Entities”) to our former Chief Executive Officer pursuant to a Stock Purchase Agreement entered into August 10, 2017, in consideration for the forgiveness of $1,968,243 payable to our former CEO.

●	Issuing: (A) (i) 13,000,000 shares of our common stock in exchange for $3,000,000 principal amount of an outstanding subordinated debenture in the principal amount of $3,500,000 and the forgiveness of accrued and unpaid interest thereon, and (ii) our 7% promissory note in the principal amount of $500,000 for the surrender of the remaining principal amount of the debenture; (B) 4,000,000 shares of our common stock and our 7% promissory note in the principal amount of $500,000 for all of the outstanding shares of our Series A-1 Convertible Preferred Stock; and (C) 859,802 shares of our common stock to our Chief Financial Officer in exchange for $662,048 of indebtedness payable to him.

The restructuring and simplification and strengthening of our capital structure has allowed us to concentrate on developing our secure messaging business, which has focused on gaming, educational and security applications in China and Hong Kong, while seeking acquisition opportunities. In September 2017, Mark White who had previously served as our Chief Executive Officer, was appointed Chief Executive Officer to develop and implement our acquisition strategy.

Our Strategy

The Company’s strategy is make further acquisitions in the digital media and entertainment space, while continuing to trade in the secure messaging business in gaming, educational and security segments.

Employees

As of December 31, 2018, we had 13 employees, all of whom were full-time employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred a net loss in 2018 and 2017 with negative cash flows and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We incurred a net loss of $13.8 million for the year ended December 31, 2018 and a net loss of $7.5 million for the year ended December 31, 2017 and negative cash flows from operations of $3.0 million for the year ended December 31, 2018 and $0.4 million for the year ended December 31, 2017. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs.

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

We have estimated our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

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

There is only a limited public market for our common stock and a large number of outstanding shares of common stock may be sold in the market.

A substantial number of our shares of common stock are freely tradeable without restriction or further registration under the Securities Act any may be sold in the public market which may cause the market price of our common stock to decline. Because the Company believes Mr. Zhanming Wu is not an affiliate, as that term is defined in Rule 144 under the Securities Act, and has beneficially owned his shares for more than one year, the shares of common stock available for sale in the market include 15,484,039 shares currently owned by him.

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

ITEM 2.  PROPERTIES

We do not currently own any real property. We lease the following offices:

Location	Approximate size	Approximate monthly rent

Hong Kong	150 sqft	$1,900
USA	1,000 sqft	$1,400
UK	120 sqft	$1,250

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings and no material legal proceedings have been threatened by us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Venture Market under the symbol OHGI. Prior to March 8, 2019, our Company’s common stock was listed on the NASDAQ Capital Market.

Record Holders

As of April 10, 2019, we had approximately 269 record holders of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

There have been no options issued in the year ended December 31, 2018 and there are no options outstanding as at December 31, 2018.

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

On April 5, 2018 the Company entered into a “Buy-Side” agreement with Maxim for 12 months ending April 4, 2019 whereby Maxim would act for the Company in introducing an acquisition target. The Company agreed the annual fee of 225,000 shares of common stock together with a cash fee equivalent to 3% of the agreed price of any such acquisition.

On September 2, 2018 the investment bank advisory agreement signed in December 2017 was extended to a minimum period of 24 months with it terminating thereafter by either party giving a minimum of 15 days written notice of cancellation. The Company issued 500,000 shares of common stock in compensation for this contract extension.

Repurchases of Equity Securities

We have not repurchased any equity securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2018 and 2017. The following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.” You also should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

During the year ended December 31, 2018, the Company continued to generate cash losses related to the legacy operations (Horizon Globex/VoIP Business). For the year ended December 31, 2018 the Company’s net loss totaled $13.8 million. The losses were primarily made up of non-cash items totaling $11.2 million including, impairment charges, amortization of intangible assets, issuance of common stock warrants for services received, amortization of debt issue costs and debt discounts, and non cash other income.

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

In addition on March 20, 2018, we acquired all of the outstanding shares of C-Rod, Inc., a Florida corporation, including its record label, Velveteen Entertainment, and media division, Mues Media (collectively, the “C-Rod Companies”), pursuant to an Exchange Agreement with C-Rod, Inc., Christopher Rodriguez and Patricia Rodriguez, in exchange for $150,000 in cash and 3,376,000 shares of our common stock plus an additional number of shares of our common stock based upon the net after tax earnings of C-Rod during the two years ending after the completion of the acquisition.

The C-Rod Companies will continue business operations as ‘Love Media House,’ a wholly owned subsidiary of our company.

Love Media House, a premier music production company founded in 2002 by Grammy-nominated, multi-platinum producer and composer Christopher Rodriguez, regularly works with superstar artists, which have included many celebrity acts such as Rihanna, Jennifer Lopez, Lady Gaga, Enrique Iglesias and Pet Shop Boys.

In May 2018 the Company acquired a 51% interest of a Singaporean Gaming Software developer called Banana Whale Studios PTE Ltd.(“BWS”). BWS required funding of the development of the software games and the Company provided the necessary funding. In February 2019 the Company sold its interest in BWS for $2.0 million and the results for BWS are reflected in discontinued operations in the Company’s financial statements.

On October 23, 2018 the Company acquired a 51% stake in Browning Production & Entertainment, Inc., a Television production company with productions on Over The Top platforms like “Wine Warriors” and “Training Grounds”.

On February 21, 2019 the Company entered into an exchange agreement to acquire a 51% share of the Maham LLC, an innovative, technology- driven yoga studio concept. The purchase price is ultimately based on 2.5 times the aggregate net profit earned during the 24 month period from closing.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2018 and 2017.

Comparison of year ended December 31, 2018 and 2017 (in thousands) excluding discontinued items.

	For the Year Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2018	2017	(decrease)	Change

Revenue	$787	$714	$73	10.2%

Cost of revenue
Software and production costs	91	—	91	N/A
Amortization of intangible assets	2,148	855	1,293	151.2%
	2,239	855

Gross deficit	(1,452)	(141)	(1,311)	(929.8)%

Operating Expenses

General and administrative	7,139	4,236	2,903	68.5%
Acquisition services	1,874	—	1,874	N/A
Depreciation	1	17	(16)	(94.1)%
Impairment charge	3,761	—	3,761	N/A
Total Operating Expenses	12,775	4,253	8,522	200.4%

Loss from Operations	(14,227)	(4,394)	9,833	223.8%

Other Income(expense)
Interest expense	(428)	(666)	238	35.7%
Other Income	989	—	989	N/A
Foreign currency exchange (losses) gains	(5)	1	(6)	(600.0)%

Loss from continuing operations	$(13,671)	$(5,059)	(8,612)	(170.2)%

Revenue: Our revenue for continuing operations for the year ended December 31, 2018 was approximately $787,000 as compared to approximately $714,000 for the year ended December 31, 2017, an increase of approximately $73,000 or 10.2%. The increase was primarily due to revenue generated from companies acquired in the year.

Cost of Revenue: Cost of revenue was primarily the amortization of intangible assets relating to subsidiaries acquired together with intellectual property associated with the secure messaging.

Gross Deficit:  Gross deficit for the year ended December 31, 2018 was approximately $1.45 million as compared to $0.15 million for the year ended December 31, 2017. The increased deficit is primarily due to the increase in amortization.

Operating Expenses: Operating expenses including general and administrative expenses, consultancy expenses, depreciation and impairment charges were approximately $12.8 million for the year ended December 31, 2018, as compared to approximately $4.3 million, for the same period in 2017, an increase of approximately $8.5 million or 200%. The increase in expenses primarily arose due to an increase in non-cash consulting expenses paid in shares and an impairment charge related to our secure messaging software.

Other Income (Expense): Net other income totaled $0.56 million for the year ended December 31, 2018, and increase of $1.22 million over the year ended December 31, 2017. The increase in net other income is due primarily to a decrease in interest expense charges and other income recognized from the planned disposition of Banana Whale.

Net Loss: Net loss from continuing operations for the year ended December 31, 2018 was approximately $13.7 million as compared to a net loss of $5.1 million for the same period in 2017.  Going forward, management believes the Company will continue to grow the business and increase profitability through acquisitions.

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

Years Ended December 31, 2018 and December 31, 2017

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2018	2017
Net cash used in operating activities from continuing operations	(3,012)	(382)
Net cash used in operating activities from discontinued operations	(39)	(321)
Net cash used in investing activities from continuing operations	(170)	(2)
Net cash used in investing activities from discontinued operations	(980)	(261)
Net cash provided by financing activities from continuing operations	3,516	1,477
Net cash provided by financing activities from discontinued operations	301	—

Net cash used by operating activities from continuing operations was approximately $3.0 million for the year ended December 31, 2018 as compared to approximately $0.4 million for the same period in 2017. The increase in cash used in operating activities from continuing operations is largely due to the increase in cash expenditures in 2018 as compared to 2017 related to the newly acquired entities.

Net cash used in investing activities from continuing operations was approximately $0.17 million for the year ended December 31, 2018. Net cash used in investing activities was primarily focused on acquisition and investment in acquired subsidiaries.

Net cash provided by financing activities from continuing operations amounted to approximately $3.5 million for 2018 and $1.5 million for 2017. Cash provided by financing activities in 2018 and 2017 was primarily from the sale of Common Stock and conversion of warrants, net of related costs.

Our working capital surplus as of December 31, 2018, was approximately $1.6 million, as compared to a working capital surplus of approximately $0.9 million for the same date in 2017.

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

Together with our critical accounting policies set out above, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2018.

Revenue Recognition

1.	Digital secure messaging revenue involves the sale of user licenses, at a fixed price per license, to the customers, which is our sole performance obligation under the existing licensing agreements. The Company recognizes the revenue from the sale of the user licenses when the valid licenses have been delivered to the customer’s server in useable form.

2.	123Wish derives income from user subscriptions, sale of merchandise, sale of tickets for experiences with social media influencers and artists, and the sale of corporate sponsorships, each of which is a separate performance obligation. User subscriptions cover a defined period of time (typically one month) and the revenue is recognized as the Company satisfies the requisite performance obligation (over the defined subscription period). Sale of merchandise and tickets are recognized when the customer has paid for the item and when the merchandise and/or ticket has been delivered to the customer. Corporate sponsorship packages are non-refundable and relate to brand association. The Company has no further service deliverable to the sponsor and the revenue is recognized when the agreement is entered into by both parties and the required marketing materials have been delivered to the corporate sponsor for their use.

3.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

4.	Banana Whale derives income primarily through licensing arrangements with gaming customers. Under these arrangements, Banana Whale provides the customers with a license (functional IP), implementation services and ad-hoc support, which may include unspecified upgrades and enhancements. The Company has determined that these promised goods and services represent one combined performance obligation since the individual promised goods or services are not distinct in the context of the contract. The revenues earned from the arrangements are primarily based on usage-based royalties. As the Company has determined that the license is the predominant item to which the royalty relates, revenues are recognized when the related sale or usage by the customer occurs.

5.	Browning Production & Entertainment, Inc derives income from the advertising associated with the airing of television series produced by BP&E and also license income from the show of series on certain channels based on the number of viewers attracted.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, was effective for us in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. We have evaluated the impact of the new accounting standard on our revenue recognition policies and it did not have an impact on our financial statements.

        In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply the ASU either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We have evaluated the impact of the new accounting standard on our revenue recognition policies and it did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that due to the deficiency in the internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Due to a lack of accounting personnel, the Company's inability to segregate various accounting functions, lack of a control function over original documentation of agreements, and a lack of a documented control environment with respect to our operating entities, management has concluded that there was a material weakness in our internal control environment based on these matters and has concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position

Mark White	58	President, Chief Executive Officer and Director

Martin Ward	61	Chief Financial Officer and Director

Nicholas Carpinello	69	Director

Richard Vos	73	Director

Robert Law	68	Director

Aling Zhang	61	Director

Pengfei Li	31	Director

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

Richard Vos. Mr. Vos was appointed as a director on August 28, 2013. Mr. Vos has been a non-executive director of NSSC Operations Ltd., which operates the National Space Centre in the United Kingdom, until February 2018 and was chairman of its audit committee. From August 2014 to March 2017. Mr. Vos was a non-executive director of Tawsat Limited and Tawsat Holdings Limited, both Irish registered companies which hold intellectual property in certain satellite operations.

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

Robert Law. Mr. Law has served as a director since August 28, 2013. From 1990 to 2016, Mr. Law served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and from 1979 to 2018 served as a director of Langdowns. Also, from 1990 to 2016, Mr. Law served as the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services, was a member of Southern Business Advisers since 1979. Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”), having qualified as an ICAEW Chartered Accountant in 1976.

Ajing Zhang. Mr. Zhang was appointed as a director in January 2019. He was managing director of Shanghai Suonengderui Energy Science and Technology Development Co., Ltd. from March 2011 to April 2018. From March 2010 to February 2011 he was Executive Deputy General Manager of China Energy Conservation and Environmental Protection Shanghai Company. From June 2006 to March 2010 he was Deputy General Manager of Shanghai Citelum Kighting Design Co. LTd. From March 2003 to June 2006 he was Assistant General Manager of Oriental Pearl Group Co., Ltd. From May 1992 to March 2003, he was Assistant General Manager and Financial Manager of Oriental Pearl Taxi Co., Ltd. From April 1989 to May 1992 he was Finance Supervisor of Shanghai Qichongtian Hotel. Mr. Zhang received a Bachelor’s degree from Shanghai Lixin College of Accounting in 1987 (where he majored in Accounting), a postgraduate degree from East China Normal University in 1999 )(where he majored in Economic Information Management) and a Master’s degree from Macau University of Science and Technology in 2004 (where he majored in Business Administration Management).

Pengfei Li. Mr. Li was appointed as a director in January 2019. He has been Investment Director of Dachao Asset Management (Shanghai) Co., Ltd., of which Mr. Wu is Chairman, since January 2018. From June 2015 to December 2017 he was Assistant resident of Shanghai Lighter Capital Management Co., Ltd. From June 2013 to June 2015 he was Investment Manager of Shanghai Fosun Hiogh Technology (Group) Co., Ltd/Shanghai Yuyuan Gold and Jewelry Group Ltd. Mr. Li received a Bachelor’s degree from Shanghai University of Engineering Science in 2011 (where he majored in International Economics and Trade) and a Master of Science degree from the University of Brighton (United Kingdom) in 2013 (where he majored in MSc Finance and Investment).

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

Compensation of Directors

Non-employee directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Employee directors do not receive any compensation for their services as directors. All of our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2018, to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Robert Law	16,000	0	0	0	0	0	16,000
Richard Vos	16,000	0	0	0	0	0	16,000

Independent Directors

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Richard Vos are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets and ceased trading on Nasdaq.

Board Meetings; Committees and Membership

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2018 (“fiscal 2018”). During fiscal 2018, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.” As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets and ceased trading on Nasdaq.

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

The Board of Directors determined that Mr. Carpinello possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC. As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets and ceased trading on Nasdaq.

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

As required by Rule 10C-1(b)(2), (3) and (4)(i)(vi) under the Securities Exchange Act of 1934 (the “Act”), our Compensation Committee has, among the others,  the following responsibilities and authority.

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

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2018 all of our officers, directors, and beneficial owners of more than 10% of our outstanding shares of common stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Stockholder Communications

OHGI stockholders who want to communicate with our Board or any individual director can write to:

One Horizon Group, Inc.

649 NE 81st Street

Miami FL 33138

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

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth, for the periods indicated, the total compensation awarded to, earned by or paid to each person who served as the principal executive officer during the fiscal year ended December 31, 2018 (“Fiscal 2018”) and each other executive officer whose total compensation awarded to, earned by or paid to such other executive officer for Fiscal 2018 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (together, the “Named Executive Officers”).

2018 Summary Compensation Table: Executives

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark White CEO (1)	Year ended 12/31/18	480,000	0	0	0	0	0	0	480,000
	Year ended 12/31/17	160,000	0	1,504,000	0	0	0	0	1,664,000
Martin Ward, CFO(2)	Year ended 12/31/18	240,000	0	0	0	0	0	0	240,000
	Year ended 12/31/17	240,000	0	0	0	0	0	0	240,000

(1)	For the year ended December 31, 2018, Mr. White was paid in US Dollars. For the year ended December 31, 2017, Mr. White’s remuneration was accrued in US Dollars, that remuneration remains unpaid. Mr. White was awarded a stock award of 1.6 million shares with a value of approximately $1.5 million for the signing of the 5 year employment contract. The value was based on the closing stock price at the date of execution of the contract.

(2)	For the years ended December 31, 2017 and 2018, Mr. Ward was paid predominately in US Dollars.

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

Outstanding Equity Awards at 2018 Year-End

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 10, 2019 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 10, 2019, we had 88,401,431 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 10, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 10, 2019  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Amount And Nature of Beneficial Ownership(1)	Percent

Owners of More than 5% of Outstanding Shares:

Zhanmang Wu	15,354,409	17.4%

BK Consulting Group, LLC	4,750,000	5.4%

Directors and Named Executive Officers:

Mark White	4,140,603	4.7%

Martin Ward	1,369,738	1.5%

Richard Vos	3,402	*

Nicholas Carpinello	1,781	*

Robert Law	1,781	*
		*
All Executive Officers and Directors as a Group (5 persons):	5,517,305	6.2%

*	Less than 1%.
(1)	Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

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

Amounts due to related parties include the following: (in thousands)

December 31,
2018
Loans due to stockholders and related parties
Due within one year	$1,205
Long-term	0
$1,205

The foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Director Independence

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Richard Vos are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets and ceased trading on Nasdaq.

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

Aggregate fees for professional services rendered to the Company by Cherry Bekaert LLP (“Cherry”) for the years ended December 31, 2018 and 2017 were as follows:

Services Provided	2018	2017
Audit Fees	$101,684	$88,700
Audit Related Fees	16,100	0
Tax Fees	20,000	0
All Other Fees	0	0
Total	$137,784	$88,700

Audit Fees

Audit fees billed by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

There were $16,100 of audit related fees incurred in 2018 in relation to work on Form S-3 registration statements issued.

Tax Fees

There were $20,000 of tax fees billed or accrued during the Reported Periods.

All Other Fees

There were no other fees billed or accrued during the Reported Periods.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements on page F-1 and included beginning on page F-2.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit Number	Title of Document	Location

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

2.2	Stock Purchase Agreement with Brian Collins dated August 11, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 14, 2017

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3.2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3.3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3.4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017.

3.7	Certificate of Designation for Series A-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 14, 2017.

3.8	Bylaws of One Horizon Group, Inc., as filed, with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location
4.1	Common Stock Purchase Warrant dated May 1, 2013	Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q/A filed May 30, 2013

4.2	Form of Class A Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014.

4.3	Form of Class B Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014

4.5	Form of Convertible Debenture	Incorporated by reference from Current Report on Form 8-K filed December 29, 2014

4.6	Form of Amended and Restated Class C Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.7	Form of Amended and Restated Class D Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.8	Form of Amended and Restated Performance Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.9	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.10	Form of Warrant	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 18, 2017

4.11	Form of Warrant issued to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-221300) filed October 17, 2017

4.12	Form of warrants issued to First Choice International Company, Inc.	Incorporated by reference to the exhibits to Exhibit 10.1 to Current Report on Form 8-K Filed December 19, 2017

4.13	Warrant issued to BK Consulting Group, LLC, as amended	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

4.14	Form of Warrant issued to First Choice International Company, Inc	Incorporated by reference to Exhibit A to Exhibit 10.1 to Current Report on Form 8-K filed on October 9, 2018

Exhibit Number	Title of Document	Location
10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Loan Agreement dated January 22, 2013 between the Company and Brian Collins	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.3	Subscription Agreement, as amended, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.4	Warrant Agreement, dated as of February 18, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 10-8K filed September 5, 2013

10.5	Advisory Agreement dated as of April 15, 2013 between the Company and TriPoint Global Equities, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.6	Amended and Restated Subscription Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.7	Amended and Restated Warrant Agreement, dated as of August 30, 2013, between the Company and Patrick Schildknecht	Incorporated by reference from the Current Report on Form 8-K filed September 5, 2013

10.8	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.9	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.10	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.11	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.12	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

Exhibit Number	Title of Document	Location
10.13	Form of Securities Purchase Agreement dated July 14, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017

10.14	Form of Stock Purchase Agreement dated August 10, 2017 with Brian Collins, former CEO	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2017

10.15	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.16	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.17	Agreement with Zhanming Wu for conversion of Convertible Debenture	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2017

10.18	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.19	Agreement with Mark White dated August 4, 2017 for Exchange of Series A-1 Preferred Stock	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 8, 2017

10.20	Consulting Agreement dated October 17, 2017 with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3(File No. 333-221300) filed October 17, 2017

10.21	Agreement dated December 6, 2017 with Maxim Group LLC	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed April 2, 2018

10.22	Agreement dated December 13, 2017 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2017

10.23	Indemnification Agreement between the Company and Brian Collins	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.24	Indemnification Agreement between the Company and Martin Ward dated	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.25	Form of Securities Purchase Agreement dated July 14, 2017.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017.

10.26	Exchange Agreement dated January 18, 2018 with Once In A Lifetime, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2018

1 0.27	Exchange Agreement dated February 26, 2018 with C-Rod, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2018

10.28†	Employment Agreement with Mark White	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed April 2, 2018

10.29†	Employment Agreement with Martin Ward	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed April 2, 2018

10.30†	2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed April 2, 2018

10.31	Exchange Agreement dated as of May 18, 2018 by and among One Horizon Group, Inc., Banana Whale Studios, Sargon Petros, Mark Hogbin, Rita Liu and Jeremy Chung	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2018

10.32	Subscription Agreement dated as of August 29, 2018	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.33	Consulting Agreement dated as of March 30, 2018 with BK Consulting Group, LLC	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.34	Subscription Agreement dated as of September 21, 2018.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 21, 2018

10.35	Securities Purchase Agreement dated as of October 4, 2018 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 9, 2018

10.36	Exchange Agreement dated as of October 22, 2018 for the acquisition of a majority of the outstanding shares of Browning	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 2018

10.37	Settlement Agreement relating to the Wu Litigation	Incorporated by reference to Registration Statement on Form S-3 (Registration No. 333-227971) filed October 24, 2018 and declared effective November 2, 2018

10.38	Consulting Agreement with One Percent Investments, Inc.	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed November 16, 2018

10.39	Securities Purchase Agreement with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed November 16, 2018

10.40	Securities Purchase Agreement with BK Consulting Group, LLC.	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed November 16, 2018

Exhibit Number	Title of Document	Location
14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

21.1	Subsidiaries	Filed as part of this report

23.1	Consent of Cherry Bekaert, LLP	Filed as part of this report

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed as part of this report

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed as part of this report

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this report

101.INS	XBRL Instance	Filed as part of this report

101.SCH	XBRL Taxonomy Extension Schema	Filed as part of this report

101.CAL	XBRL Taxonomy Extension Calculation	Filed as part of this report

101.DEF	XBRL Taxonomy Extension Definition	Filed as part of this report

101.LAB	XBRL Taxonomy Extension Labels	Filed as part of this report

101.PRE	XBRL Taxonomy Extension Presentation	Filed as part of this report

† Management contract, compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: April 15, 2019	By:	/s/ Mark White
Mark White
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Mark White and Martin Ward, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark White	President, Chief Executive Officer and Director (principal executive officer)	April 15, 2019
Mark White

/s/ Martin Ward	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	April 15, 2019
Martin Ward

/s/ Nicholas Carpinello	Director	April 15, 2019
Nicholas Carpinello

/s/ Robert Law	Director	April 15, 2019
Robert Law

/s/ Richard Vos	Director	April 15, 2019
Richard Vos

ONE HORIZON GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
One Horizon Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Horizon Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Cherry Bekaert LLP

Tampa, Florida

April 15, 2019

We have served as the Company’s auditors since 2016.

ONE HORIZON GROUP, INC.

Consolidated Balance Sheets

December 31, 2018 and 2017

(in thousands, except share data)

	December 31,
	2018	2017

Assets
Current assets:
Cash	$353	$763
Accounts receivable, net	325	102
Prepaid compensation	550	550
Investment	100	—
Other receivable	2,022	—
Advances to acquisition target	70	—
Deferred production costs	87	—
Other current assets	386	28
	3,893	1,443
Current assets of discontinued operations	129	—
Total current assets	4,022	1,443

Property and equipment, net	3	2
Goodwill	2,213	—
Intangible assets, net	3,184	5,340
Prepaid compensation (non-current)	1,467	2,017
Non current assets of discontinued operations	36	—

Total assets	$10,925	$8,802

Liabilities, Temporary Equity and Stockholders’ Equity

Current liabilities:
Accounts payable	$334	$167
Accrued expenses	156	55
Accrued compensation	181	251
Deferred income	177	—
Notes payable	101	32
Notes payable, related parties	205	—
Convertible notes, net of debt discount of $155	—	45
Promissory notes, related parties	1,000	—
	2,154	550
Current liabilities of discontinued operations	301	—
Total current liabilities	2,455	550

Long-term liabilities

Promissory notes, related parties	—	1,000

Total liabilities	2,455	1,550

Temporary Equity - redeemable common stock outstanding 848,611	605	—

Stockholders’ Equity
One Horizon Group, Inc. stockholders’ equity
Preferred stock: $0.0001 par value, authorized 50,000,000; nil shares issued or outstanding	—	—
Common stock: $0.0001 par value, authorized 200,000,000 shares, issued and outstanding 87,559,672 (2018) and 30,255,123 (2017)	8	3
Additional paid-in capital	62,600	48,356
Share subscription receivable	(1,425)	—
Accumulated (Deficit)	(54,854)	(41,085)
Accumulated other comprehensive loss	(35)	(22)
Total One Horizon Group, Inc stockholders’ equity	6,294	7,252
Non-controlling interest	1,571	—
Total stockholders’ equity	7,865	7,252
Total liabilities, temporary equity and stockholders’ equity	$10,925	$8,802

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

(in thousands, except per share data)

	Years ended December 31,
	2018	2017

Revenue	$787	$714
Cost of revenue
Software and production costs	91	—
Amortization of intangible assets	2,148	855
	2,239	855
Gross deficit	(1,452)	(141)

Expenses:
General and administrative	7,139	4,236
Acquisition related costs	1,874	—
Depreciation	1	17
Intangible asset impairment charge	3,761	—
	12,775	4,253

Loss from operations	(14,227)	(4,394)

Other income and expense:
Interest expense	(428)	(666)
Other income (Note 3)	989	—
Foreign currency exchange (losses)/gains	(5)	1

	556	(665)

Loss from continuing operations	(13,671)	(5,059)

Loss from discontinued operations	(908)	(2,375)
Net loss for the year	(14,579)	(7,434)
Net loss attributable to non controlling interest	810	—
Net loss attributable to One Horizon Group, Inc. Common stockholders	$(13,769)	$(7,434)

Earnings per share
Basic and diluted net loss per share
- Continuing operations	$(0.27)	$(0.40)
- Discontinued operations	$(0.02)	$(0.19)
Weighted average number of shares outstanding
Basic and diluted	50,857	12,534

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2018 and 2017

(in thousands)

	Years ended December 31,
	2018	2017

Net loss	$(13,769)	$(7,434)
Other comprehensive loss:
Foreign currency translation adjustment loss	(13)	(51)

Total comprehensive loss	$(13,782)	$(7,485)

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Temporary and Stockholders’ Equity

For the years ended December 31, 2018 and 2017

(in thousands)

	Temporary Equity		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	OCI	Interest	Equity
Balance January 1, 2017	—	$—	6,145	$1	$37,504	—	$(33,590)	$29	$—	$3,944

Net loss	—	—	—	—	—	—	(7,434)	—	—	(7,434)

Foreign currency translation	—	—	—	—	—	—	—	(51)	—	(51)

Deemed distribution	—	—	—	—	61	—	(61)	—	—	—

Shares issued for services provided	—	—	4,275	—	4,170	—	—	—	—	4,170

Shares issued for exercise of warrants	—	—	1,521	—	980	—	—	—	—	980

Options issued for services	—	—	—	—	132	—	—	—	—	132

Warrants issued for services	—	—	—	—	1,486	—	—	—	—	1,486

Reclassification of redeemable preference shares	—	—	—	—	62	—	—	—	—	62

Shares issued in settlement of debt	—	—	897	—	692	—	—	—	—	692

Conversion of preferred shares and note payable to common stock	—	—	4,000	1	(500)	—	—	—	—	(499)

Conversion of debenture to common stock	—	—	13,000	1	3,349	—	—	—	—	3,350

Beneficial conversion feature	—	—	—	—	155	—	—	—	—	155

Shares issued for sale of stock	—	—	417	—	265	—	—	—	—	265

Balances, December 31, 2017	—	$—	30,255	$3	$48,356	$—	$(41,085)	$(22)	$—	$7,252

Net loss	—	—	—	—	—	—	(13,769)	—	(810)	(14,579)

Foreign currency translation	—	—	—	—	—	—	—	(13)	—	(13)

Shares issued for business combinations	—	—	12,277	1	3,340	—	—	—	2,381	5,722

Shares issued for exercise of warrants	—	—	8,675	—	2,096	—	—	—	—	2,096

Shares issued for services provided	171	199	11,474	2	4,748	—	—	—	—	4,750

Shares issued for sale of stock	—	—	21,525	2	2,672	(1,425)	—	—	—	1,249

Shares issued for IP agreement	—	—	3,000	—	548	—	—	—	—	548

Shares issued for conversion of debt	677	406	—	—	—	—	—	—	—	—

Shares issued for settlement agreement	—	—	354	—	96	—	—	—	—	96

Beneficial conversion feature	—	—	—	—	200	—	—	—	—	200

Warrant modification expense	—	—	—	—	544	—	—	—	—	544

Balances, December 31, 2018	848	$605	87,560	$8	$62,600	$(1,425)	$(54,854)	$(35)	$1,571	$7,865

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

(in thousands)

	Years ended December 31,
	2018	2017

Cash used in operating activities:
Operating activities:
Net loss for the year	$(13,671)	$(5,059)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	2	17
Amortization of intangible assets	2,148	855
Amortization of debt issue costs	—	132
Amortization of beneficial conversion feature	355	101
Amortization of debt discount	—	199
Impairment charge	3,761	—
Amortization of shares issued for services	550	270
Warrants issued for services received	544	1,530
Options issued for services received	—	132
Common shares issued for services received	4,949	1,244
Other income	(930)	—
Changes in operating assets and liabilities:
Accounts receivable	(180)	(100)
Other assets	(465)	17
Accounts payable and accrued expenses	(179)	280
Deferred revenue	105	—
Net cash flows from continuing operating activities	(3,012)	(382)

Net cash flows from discontinued operating activities	(39)	(321)

Net cash flows from operating activities	(3,051)	(703)

Cash used in investing activities:

Cash consideration of acquisitions (net of cash acquired)	(168)	—
	—	—
Acquisition of property and equipment	(2)	(2)
Net cash flows from investing activities – continuing operations	(170)	(2)

Cash flows from investing activities – discontinued operations	(980)	(261)

Net cash flows from investing activities	(1,150)	(263)

Cash flows from financing activities:

Cash proceeds from exercise of warrants	2,096	980
Cash proceeds from issuance of common stock	1,449	465
Advances from/(repayments to) related parties	(29)	32
Net cash flows from financing activities – continuing operations	3,516	1,477
Cash flows from financing activities – discontinued operations	301	—
Net cash flows from financing activities	3,817	1,477

Increase/(decrease) in cash during the year	(384)	511
Foreign exchange effect on cash	(26)	(8)

Cash at the beginning of the year - continuing operations	763	106
Cash at the beginning of the year – discontinued operations	—	154
Cash at end of the year – total	$353	$763

See accompanying notes to consolidated financial statements.

ONE HORIZON GROUP, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2018 and 2017

(in thousands)

	Year ended December 31,
	2018	2017

Cash paid for interest	$—	$—
Non-cash transactions:
Common stock issued in acquisitions	$5,722	$—
Common stock issued for software	$548	$—
Common stock issued for settlement of accrued compensation	$—	$662
Reclassification of preferred shares	$—	$62
Forgiveness of related party debt for sale of discontinued operations	$—	$1,968

See accompanying notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has the following core businesses following the acquisition of 123Wish Inc., Love Media House, Inc (formerly called C-Rod, Inc.), Banana Whale Studios PTE Ltd and Browning Productions & Entertainment, Inc. in the year ended December 31, 2018 (See Note 3). The core trading businesses are:

(i)	Secure Messaging – offers digitally secure messaging software and sells licenses primarily into the gaming, security and educational markets.
(ii)	123Wish – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.
(iii)	Love Media House (formerly called C-Rod) - a full-service music production, artist representation and digital media business.
(iv)	Banana Whale Studios (“BWS”) – a B2B software provider in the online gaming industry that develops and supplies online games to Asian gaming platforms. The interest in BWS was disposed on in February 2019 (see note 4)
(v)	Browning Productions & Entertainment - a television filming and production company was acquired on October 23, 2018.

The Company is based in the United States of America, Hong Kong, Singapore, China and the United Kingdom.

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc.	51%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc	100%
●	Global Phone Credit Limited	100%
●	Browning Production & Entertainment Inc.	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with GAAP.

In February 2019 the Company entered into to an agreement to acquire a majority interest in Maham LLC.

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flows from operations. The Company has principally financed these losses from the sale of equity securities.

On February 4, 2019 the Company sold its equity stake in BWS for $2.0 million of which $1.5 million was received in cash immediately and the balance is payable by December 31, 2019. The impact on the Company’s liquidity is twofold, (i) the immediate increase in cash balances of $1.5 million, and (ii) the ceasing of the investment funding to cover the Banana Whale software development.

In addition, and as more fully described in Note 3, the Company acquired three additional operating entities during 2018. Coupled with the reduction of expenses due to the disposal of the interest in BWS described above, the Company projects the results of these acquisitions will provide positive cash contributions to the Company’s corporate and central costs by the fourth quarter of 2019.

At December 31, 2018, the Company had cash of $353,000. In addition, in February 2019, the Company received cash proceeds of $1,500,000 together with a promissory note for $500,000 for the disposal of the Company’s interest in BWS. Together with the cash on hand as a result of these transactions and based on the Company’s current operational plan and budget, the Company believes that it is probable that it has will have sufficient cash to fund its operations into at least the second quarter of 2020.

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

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in Hong Kong which, at times, balances may exceed insured limits. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Accounts receivable, concentrations and revenue recognition

1.	Digital secure messaging revenue involves the sale of user licenses, at a fixed price per license, to the customers, which is our sole performance obligation under the existing licensing agreements. The Company recognizes the revenue from the sale of the user licenses when the valid licenses have been delivered to the customer’s server in useable form.

2.	123Wish derives income from user subscriptions, sale of merchandise, sale of tickets for experiences with social media influencers and artists, and the sale of corporate sponsorships, each of which is a separate performance obligation. User subscriptions cover a defined period of time (typically one month) and the revenue is recognized as the Company satisfies the requisite performance obligation (over the defined subscription period). Sale of merchandise are recognized when the customer has paid for the item and when the merchandise has been delivered to the customer. Corporate sponsorship packages are non-refundable and relate to brand association. The Company has no further service deliverable to the sponsor and the revenue is recognized when the agreement is entered into by both parties and the required marketing materials have been delivered to the corporate sponsor for their use.

3.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

4.	Banana Whale derives income primarily through licensing arrangements with gaming customers. Under these arrangements, Banana Whale provides the customers with a license (functional IP), implementation services and ad-hoc support, which may include unspecified upgrades and enhancements. The Company has determined that these promised goods and services represent one combined performance obligation since the individual promised goods or services are not distinct in the context of the contract. The revenues earned from the arrangements are primarily based on usage-based royalties. As the Company has determined that the license is the predominant item to which the royalty relates, revenues are recognized when the related sale or usage by the customer to which the royalty relates, occurs.

5.	Browning Production & Entertainment, Inc derives income from the advertising associated with the airing of television series produced by BP&E and also license income from the show of series on certain channels based on the number of viewers attracted advertising. The advertising revenue is recognized when the series to which the advertising relates is aired. Customer payments received prior to the satisfaction of the company’s performance obligation are recorded as deferred revenue in the Company’s consolidated balance sheet.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2018 three customers accounted for 68% of the accounts receivable balance and as of December 31, 2017, one customer accounted for 100% of the accounts receivable balance. Two customers accounted for 31% of the revenue for the year ended December 31, 2018 and one customer accounted for 76% of the revenue for the year ended December 31, 2017.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. Topic 606 was effective for us in the first quarter of the year ended December 31, 2018 and adoption did not have a material impact on our financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. Topic 606 was effective for us in the first quarter of the year ending December 31, 2018 and adoption did not have a material impact on our financial statements.

Intangible Assets

Intangible assets include software development costs, acquired technology and customer lists and are amortized on a straight-line basis over the estimated useful lives ranging from four to five years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company. As a result of this review, an impairment change relating to Horizon Software totaling $3.8 million was recognized in the year ended December 31, 2018 (2017: $nil).

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the years ended December 31, 2018 and 2017 the Company recorded no impairment losses related to the Company’s long-lived assets other than the previously discussed intangible asset impairment charge. The impairment determination is subject to a high degree of estimation uncertainty and are ongoing as we continue to develop the acquired companies.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings if not filed contain penalties. The Company is currently addressing this issue with advisors to determine the amount of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss. Accordingly no liability has been recorded in the accompanying consolidated balance sheets in respect of this matter. However, such potential penalties may be material to the Company’s financial statements.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2018 and 2017, all outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company’s Level 3 financial liabilities consist of contingent consideration relating to the acquisitions of 123Wish and LMH which requires significant judgment or estimation (see Note 3).

Note 3. Acquisitions

123Wish, Inc.

In February 2018 the Company completed the acquisition of a 51% controlling interest in 123 Wish, Inc. (formerly Once in a Lifetime LLC) a Delaware corporation in exchange for the issuance of 1,333,334 fully paid and non-assessable shares of common stock with a fair value of $1.39 million. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times of the net, after tax, earnings of 123 Wish for the nine month period after the date of acquisition and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, earnings of 123 Wish for the second six month period after the date of acquisition. 123 Wish, Inc. has proprietary applications which use the social media aspect of the internet.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed (In thousands):

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

As of December 31, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above.

Love Media House, Inc. (formerly C-Rod, Inc.)

In March 2018 the Company completed the acquisition of 100% ownership of Love Media House, Inc. (“LMH”) a Florida corporation in exchange for $150,000 cash and 3,376,147 fully paid and non-assessable shares of common stock with a fair value of $1.9 million. LMH is in the music and video content business. The financial statements of LMH have been included in the consolidated financial statements from the date of acquisition.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed (In thousands):

Consideration Paid:

Cash	$150
Common stock	1,885
$2,035

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$5
Other intangible assets	900
Goodwill	1,172
Total assets acquired	2,077

Liabilities assumed:
Accounts payable	42
Total Liabilities Assumed	42

Net Assets Acquired	$2,035

Separately identifiable intangible assets were customer relationships and were valued by management using discounted cash flow and replacement cost approaches.

As of December 31, 2018, the Company has estimated that no additional share amounts will need to be issued as contingent consideration and therefore is not included in the Company’s allocation of the purchase price in the table above.

Banana Whale Studios PTE Ltd

In May 2018 the Company completed the acquisition of 51% ownership of Banana Whale Studios PTE Ltd (“BWS”) a Singapore corporation. The acquisition of Banana Whale was based on an earnout formula solely and should Banana Whale fail to reach forecasted profit numbers during the first 24 months then some, or all of the shares allocated would be refundable to the Company.

At the time of acquisition 7,383,000 shares of common stock were placed in escrow for payment of the confirmed earn out. However, based on the terms of the ultimate disposition (note 4) of BWS no shares were ultimately transferred or other consideration paid. The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed in May 2018 (In thousands):

Consideration Paid:

Common stock	$—
Non-controlling interest	894
$894

 Fair values of identifiable assets acquired and (liabilities) assumed:

Assets acquired:
Cash	$42
Accounts receivable	11
Equipment	37
Other receivable	2,022
Liabilities assumed:
Accounts payable	(288)
$1,824
Bargain purchase gain	$930

On February 4, 2019 the Company sold it’s holding in Banana Whale for $2.0 million of which $1.5 million was in cash on completion and the balance was a note receivable for $500,000 payable by December 31, 2019. The note is secured by a pledge of Banana Whale shares held in the name the four founding shareholders of Banana Whale. The pledged shares are held in escrow pending the payout of the Note.

Browning Production & Entertainment

In October 2018 the Company completed the acquisition of 51% ownership of Browning Productions & Entertainment, Inc. (“Browning Productions”) a Florida corporation in exchange for $10,000 cash and an allocation of 300,000 fully paid shares of common stock with a fair value of $101,100. Of these shares, 150,000 have been issued with the remaining balance of 150,000 to be issued upon receipt of audited financial statements of Browning Productions. The Company had previously paid a deposit of $10,000 cash and 35,000 fully paid shares of common stock with a fair value of $18,200.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of October 22, 2018 (In thousands):

Consideration Paid:

Common stock	$119
Cash	20
Non-controlling interest	134
$273

Fair values of identifiable assets acquired and (liabilities) assumed:

Assets acquired:
Cash	$—
Accounts receivable	43
Other assets	23
Equipment	2
Goodwill	622
Liabilities assumed:
Accounts payable	(42)
Deferred revenue	(72)
Loans and advances	(303)

Net Assets Acquired	$273

Note 4. Discontinued Operations

In November 2018 the management of the Company’s then 51% controlled subsidiary, Banana Whale Studios PTE Ltd., entered into discussions whereby the Company would sell its shares of BWS to a third party. Under the agreement dated January 31, 2019, the Company received cash of $1,500,000 and a promissory note of $500,000 and the return of the 7,383,000 Company shares issued on acquisition. The Company shares are held in Escrow for three months to secure certain warranties given by the Company on closure.

The Company has accounted for the operations as discontinued operations. The statement of operations include discontinued operations as follows: (in thousands)

Year ended December 31,
2018

Revenue	$156
Cost of Revenue
Hardware	504
504
Gross Deficit	(348)
Expenses
General and administrative	551
Depreciation	9
560
Loss from Discontinued Operations	$(908)

The balance sheet of discontinued operations as at December 31, 2018 is as follows: (in thousands)

December 31,
2018

Current assets
Cash	$18
Accounts Receivable	111
129
Property and equipment	36
$165
Current liabilities
Accounts payable	$1
Loans payable	300
$301
Shareholder deficiency	(136)
$165

In the year ended December 31, 2017 the Company disposed of a Voice over I.P. software business together with the subsidiaries incorporated in Ireland, Switzerland and United Kingdom, which were involved in that business segment to Mr. Collins, the former Chief Executive Officer of the Company. In consideration Mr. Collins forgave the liability of $1.97 million then due to Mr. Collins. The Company accounted for the operations of this business segment as discontinued operations. The 2017 statement of operations include discontinued operations as follows (in thousands)

Year ended December 31,
2017

Revenue	$496
Cost of Revenue	1,012
Gross Deficit	(516)
Expenses
General and administrative	998
Depreciation	5
Research and development	255
1,258
Impairment Loss	(622)
Income Taxes	21
Loss from Discontinued Operations	$(2,375)

Note 5. Intangible Assets

Intangible assets consist primarily of software development costs, intellectual property and customer and reseller relationships which are amortized over the estimated useful life, generally on a straight-line basis.(in thousands)

	December 31	December 31
	2018	2017

Horizon software	$—	$6,527
123Wish Platform intellectual property	548	—
Social online application software	2,307	—
Customer lists	900	—

	3,755	6,527
Less accumulated amortization	(571)	(1,187)

Intangible assets, net	$3,184	$5,340

Amortization of intangible assets for each of the next four years is estimated to be approximately $796,000 per year.

Note 6. Goodwill

The following is the detail of the Goodwill that arose on acquisitions described in Note 3:

	December 31	December 31
	2018	2017

123Wish, Inc.	$419	$—
Love Media House, Inc. (formerly C. Rod, Inc.)	1,172	—
Browning Productions & Entertainment, Inc	622
	$2,213	$—

Note 7. Notes Payable, Related Parties

As of December 31, 2018 amounts totalling $205,000 were owed to certain members of the management at subsidiary companies. The amounts are unsecured, interest free and have no specified repayment dates.

Note 8. Notes Payable

a) Promissory notes.

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, are due for repayment on August 31, 2019. The promissory notes were issued as a result of the re-organization of the Company in August 2017 involving the removal of Redeemable Preference Shares and the Debenture totaling in exchange for new shares of common stock and the promissory notes.

b) Other notes payable.

Notes payable by Browning Productions & Entertainment, Inc. totaling $101,000 are due to unrelated parties and are repayable on demand and interest bearing at average rates of 5.4% per year.

Note 9. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the year ended December 31, 2018 the Company:

●	Issued 225,000 shares of common stock for services with a fair value of $357,750
●	Issued 1,333,334 shares of common stock, with a fair value of $1.4 million, for the acquisition of 51% of Once in a Lifetime
●	Issued 100,000 shares of common stock for services provided with a fair value of $204,000
●	Issued 504,167 shares of common stock for conversion of convertible note and accrued interest in the amount of $302,500
●	Issued 172,222 shares of common stock for conversion of convertible note and accrued interest in the amount of $103,000
●	Issued 172,222 shares of common stock for services provided with a fair value of $200,000
●	Issued 750,000 shares of common stock for exercise of warrants at a price of $0.75 per share.
●	Issued 50,000 shares of common stock for services provided with a fair value of $80,000.
●	Issued 1,376,147 shares of common stock, with a fair value of $1,541,285, as part consideration for the acquisition of Love Media House, Inc.
●	Issued 100,000 shares of common stock for services to be provided with a fair value of $85,000.
●	Issued 225,000 shares of common stock for services to be provided with a fair value of $168,750
●	Issued 850,000 shares of common stock for services provided with a fair value of $425,000
●	Issued 7,383,000 shares of common stock, for the acquisition of 51% of Banana Whale Studios Pte., Ltd see note 3.
●	Issued 1,575,000 shares of common stock for services provided with a fair value of $787,500
●	Issued 850,000 shares of common stock for exercise of warrants at a price of $0.50 per share
●	Issued 600,000 shares of common stock for services provided with a fair value of $306,000
●	Issued 300,000 shares of common stock for services provided with a fair value of $150,000
●	Issued 1,750,000 shares of common stock for cash of $0.20 per share
●	Issued 1,850,000 shares of common stock for exercise of warrants at a price of $0.10 per share
●	Issued 35,000 shares of common stock, with a fair value of $18,200, for an option to acquire an interest in Browning Productions.
●	Issued 1,525,000 shares of common stock for cash of $114,375
●	Issued 975,000 shares of common stock for exercise of warrants at a price of $0.075 per share
●	Issued 4,500,000 shares of common stock for cash of $360,000
●	Issued 1,000,000 shares of common stock for services provided with a fair value of $175,000
●	Issued 3,000,000 shares of common stock for acquisition of software with a fair value of $548,000
●	Issued 150,000 shares of common stock, with a fair value of $51,000, for the acquisition of 51% of Browning Productions.
●	Issued 5,550,000 shares of common stock for services provided with a fair value of $1,148,000
●	Issued 4,250,000 shares of common stock for cash of $324,500
●	Issued 4,250,000 shares of common stock for exercise of warrants at a price of $0.20 per share
●	Issued 354,409 shares of common stock, with a fair value of $96,000, pursuant to a settlement
●	Issued 2,000,000 shares of common stock, with a fair value of $344,000, as an adjustment to the purchase price of Love Media House, Inc.
●	Issued 9,500,000 shares of common stock for subscription receivable of $1,425,000

During the year ended December 31, 2017 the Company:

●	Issued 91,667 shares of common stock for services provided with a fair value of $176,055
●	Issued 127,366 shares of common stock for exercise of warrants at a price of $0.80 per share
●	Issued 417,461 shares of common stock for cash proceeds of $265,000
●	Issued 859,802 shares of common stock for settlement of related party loan in the amount of $662,048
●	Issued 3,000,000 shares of common stock in connection with five year employment contracts for executives with a fair value of $2,750,000
●	Issued 55,556 shares of common stock for exercise of warrants at a price of $0.80 per share
●	Issued 37,500 shares of common stock for settlement of amount owing of $30,000
●	Issued 13,000,000 shares of common stock as part of settlement of convertible debenture and accrued interest in the amount of $3,350,000
●	Issued 4,000,000 shares of common stock for redemption of 555,555 shares of Series A-1 Preferred Stock
●	Issued 108,333 shares of common stock for services provided with a fair value of $83,416
●	Issued 833,334 shares of common stock for the exercise of warrants at a price of $0.60 per share
●	Issued 1,075,000 shares of common stock for services provided with a fair value of $1,161,000
●	Issued 350,000 shares of common stock for the exercise of warrants at a price of $0.60 per share
●	Issued 155,000 shares of common stock for the exercise of warrants at a price of $0.80 per share

Stock Purchase Warrants

As at December 31, 2018, the Company had reserved 185,169 shares of its common stock for the outstanding warrants with weighted average exercise price of $0.80. Such warrants expire at various times up to July 2020.

During the year ended December 31, 2018, 5,225,000 warrants were issued, 301,219 warrants were forfeited and 8,675,000 warrants were exercised, for proceeds of $2,096,000.

During the year ended December 31, 2018, the Company agreed to reduce the exercise price on 6.5 million outstanding warrants, which resulted in additional compensation cost of $544,000, in order to obtain additional funding.

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

There have been no options issued in the years ended December 31, 2017 and 2018.

A summary of the 2013 Plan options for the twelve months ended December 31, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	141,250	$14.83
Forfeited	(141,250)	22.61
Outstanding at December 31, 2017	—	N/A

During the year ended December 31, 2018 there was no stock option activity relating to the 2013 Plan.

Prior to the 2013 Plan the Company issued stock options to employees under other stock plans.

A summary of the Company’s other stock options for the year ended December 31, 2017, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2017	145,950	$3.18
Forfeited	(145,950)	22.61
Outstanding at December 31, 2017	—	N/A

During the year ended December 31, 2018 there was no stock option activity relating to other stock plans.

In March, 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the year ended December 31, 2018, no common stock of the Company was issued under the 2018 Plan.

Note 11. Income Taxes

The difference between the U.S. statutory federal tax rate and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax the differential on losses in foreign countries.

 Deferred Tax Assets

The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2017 remain open to examination by federal authorities in certain jurisdictions in which the Company operates namely China and Hong Kong. The components of the net deferred tax assets and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2018	2017

Deferred tax assets
Net operating loss carryforwards	3,577	2,138
Valuation allowance	(3,577)	(2,138)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 became law (the “Tax Act”). The Tax Act enacts a broad range of changes to the Internal Revenue Code of 1986, as amended (the “IRC”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform did not have a material impact to our financial statements as our net deferred tax assets and liabilities are fully reserved. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Note 12. Segment Information

The Company has the following business segments for the year ended December 31, 2018 and 2017.

The Company’s revenues for continuing operations were generated in the following business segments (in thousands)

	December 31,	December 31,
	2018	2017

Sale of secure messaging licenses	$228	$714
123Wish (from January 2018)	109	—
Love Media House (from March 2018)	446	—
Browning Productions (from November 2018)	4
Total	$787	$714

 The following is a detail of the Company’s cost of sales by business segment:

	December 31,	December 31,
	2018	2017

Sale of secure messaging licenses including amortization of software	$1,577	$855
123Wish (from January 2018)	404	—
Love Media House (from March 2018)	258	—
Browning Productions (from November 2018)	—	—
Total	$2,239	$855

The following is a detail of the Company’s general and administrative and other expenses by business segment:

	December 31,	December 31,
	2018	2017

Sale of secure messaging licenses including impairment charge	$4,021	$—
123Wish (from January 2018)	869	—
Love Media House (from March 2018)	490	—
Browning Productions (from November 2018)	12	—
Corporate	7,383	4,253
Total	$12,775	$4,253

 The following is a detail of the Company’s other income and expenses by business segment:

	December 31,	December 31,
	2018	2017

Sale of secure messaging licenses	$—	$—
123Wish (from January 2018)	—	—
Love Media House (from March 2018)	—	—
Browning Productions (from November 2018)	22	—
Corporate	534	(665)
Total	$556	$(665)

The following is a detail of the continuing net (loss) by business segment:

	December 31,	December 31,
	2018	2017

Sale of secure messaging licenses	$(5,327)	$(149)
123Wish (from January 2018)	(760)	—
Love Media House (from March 2018)	(135)	—
Browning Productions (from November 2018)	14	—
Corporate	(7,463)	(4,910)
Total	$(13,671)	$(5,059)

Note 13. Legal proceedings

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

On October 15, 2018, the parties entered into an agreement (the “Settlement Agreement”) which provides for the immediate cessation of all activities in the two actions and which will result in the dismissal of the two actions upon the fulfillment by the Company of certain conditions. Among the conditions to dismissal which the Company is required to meet to obtain the complete dismissal of the actions are the issuance of 354,409 shares to Wu to reimburse a portion of the expenses incurred in connection with the actions, the nomination and election to the Company’s Board of Directors of up to two individuals designated by Wu, the redemption of up to approximately 850,000 shares of common stock at $0.65 each, from certain investors whom Wu recommended to invest in the Company (the “Additional Investors”) should they request that the Company do so and the facilitation of the sale of shares of the Company’s common stock by Wu, including the registration of such shares for sale under the Securities Act. Based on ASC 840, which requires that conditionally redeemable securities be classified outside of permanent stockholders’ equity, $605,000 was reclassified as mezzanine equity effective October 15, 2018. Pending the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders, the Company will continue to comply with the terms of the Status Quo Order issued in July in connection with the 225 Action. The 225 Action will be dismissed and the Company will no longer be obliged to comply with the Status Quo Order upon the re-election of Wu’s nominees to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders.

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