Form 10-Q
period 2019-03-31
One Horizon Group, Inc.
filed 2019-05-15
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-36530

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 NE 81st Street, Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

(305) 420-6640

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an Emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 13, 2019, 88,401,431 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets	(unaudited)

Current assets:
Cash	$1,076	$353
Accounts receivable, net	282	325
Prepaid compensation	550	550
Investment	100	100
Other receivable	500	2,022
Advances to acquisition target	134	70
Deferred production costs	61	87
Other current assets	351	386
	3,054	3,893
Current assets of discontinued operations	—	129
Total current assets	3,054	4,022

Property and equipment, net	40	3
Intangible assets, net	3,024	3,184
Goodwill	2,213	2,213
Prepaid compensation, net of current portion	1,329	1,467
Non current assets of discontinued operations	—	36
Total assets	$9,660	$10,925

Liabilities, Temporary Equity and Stockholders’ Equity

Current liabilities:
Accounts payable	$494	$334
Deferred revenue	46	177
Accrued expenses	279	156
Accrued compensation	155	181
Equipment note payable due within one year	3	—
Notes payable	110	101
Notes payable related parties	203	205
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	2,290	2,154

Current liabilities of discontinued operations	—	301

Long-term liabilities
Equipment note payable	28	—
Total liabilities	2,318	2,455

Temporary Equity – redeemable common stock outstanding 848,611 shares	605	605

Stockholders’ Equity

Preferred stock: $0.0001 par value, authorized 50,000,000 shares; nil issued and outstanding shares	—	—

Common stock: $0.0001 par value, authorized 200,000,000 shares; issued and outstanding 88,401,431 shares as of March 31, 2019 and December 31, 2018	8	8
Additional paid-in capital	62,600	62,600
Share subscription receivable	(1,425)	(1,425)
Accumulated deficit	(55,510)	(54,854)
Accumulated other comprehensive loss	(24)	(35)
Total One Horizon Group, Inc. stockholders’ equity	5,649	6,294
Equity attributable to non-controlling interest	1,088	1,571

Total Stockholders’ Equity	6,737	7,865

Total liabilities and stockholders’ equity	$9,660	$10,925

See accompanying notes to unaudited condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(in thousands)

(unaudited)

	Three Months ended March 31,
	2019	2018

Revenue	$201	$274

Cost of revenue:
Software and production costs	82	—
Amortization of intangible assets	160	405
	242	405

Gross deficit	(41)	(131)

Expenses:
General and administrative	1,184	1,390
Acquisition related costs	—	780
Depreciation	1	20

	1,185	2,190

Loss from operations	(1,226)	(2,321)

Other income and expense:
Interest expense	(20)	(373)
Interest income	4	—
Other income	553	—
Foreign exchange	(1)	—

	536	(373)

Net loss for the period	(690)	(2,694)

Net loss attributable to non-controlling interest	34	120

Net loss attributable to One Horizon Group, Inc. Common stockholders	$(656)	$(2,574)

Loss per share attributable to One Horizon Group, Inc. stockholders

Basic and diluted net loss per share – continuing operations	$(0.01)	$(0.07)

Weighted average number of shares outstanding
Basic and diluted	88,410	32,080

See accompanying notes to unaudited condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2019 and 2018

(in thousands)

(unaudited)

	Three Months ended March 31,
	2019	2018

Net loss	$(656)	$(2,574)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	11	(1)
Total comprehensive loss	$(645)	$(2,575)

See accompanying notes to unaudited condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2019 and 2018

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	OCI	Interest	Equity

Balances, January 1, 2018	—	$—	30,255	$3	$48,356	$—	$(41,085)	$(22)	$—	$7,252

Net loss	—	—	—	—	—	—	(2,574)	—	(120)	(2,694)

Foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)

Issuance of shares for services	171	199	476	—	728	—	—	—	—	728

Issuance of shares for acquisitions	—	—	2,333	—	2,507	—	—	—	1,353	3,860

Issuance of shares for coversion of warrants	—	—	750	—	563	—	—	—	—	563

Issuance of shares for conversion of debt	677	406	—	—	—	—	—	—	—	—

Conversion benefit on convertible notes	—	—	—	—	200	—	—	—	—	200

Balances, March 31, 2018	848	$605	33,814	$3	$52,354	$—	$(43,659)	$(23)	$1,233	$9,908

Balances, January 1, 2019	848	$605	87,560	$8	$62,600	$(1,425)	$(54,854)	$(35)	$1,571	$7,865

Net loss	—	—	—	—	—	—	(656)	—	(34)	(690)

Foreign currency translation	—	—	—	—	—	—	—	11	—	11

Disposal of equity in Banana Whale Studios PTE Limited	—	—	—	—	—	—	—	—	(449)	(449)

Balances, March 31, 2019	848	$605	87,560	$8	$62,600	$(1,425)	$(55,510)	$(24)	$1,088	$6,737

See accompanying notes to unaudited condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:

Net loss for the period	$(690)	$(2,694)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	1	20
Amortization of intangible assets	160	405
Gain on sale of interest in subsidiary	(553)	—
Amortization of debt discount	—	355
Amortization of shares issued for services	138	261
Shares issued for services	—	1,184

Changes in operating assets and liabilities:
Accounts receivable	43	(170)
Deferred production costs	26	—
Other assets	35	(79)
Deferred revenue	(131)	—
Accounts payable and accrued expenses	257	127
Net cash flows from operating activities	(714)	(591)

Cash flows from investing activities:
Cash advances to acquisition target	(64)	—
Proceeds from sale of interest in subsidiary	1,500	—
Purchase of fixed assets	(38)	—
Cash consideration of acquisition of business net of cash acquired	—	(150)
Net cash flows from continuing investing activities	1,398	(150)

Cash flows from financing activities:

Proceeds from issue of common stock	—	563
Proceeds from convertible notes	—	200
Proceeds from long-term debt	31	—
Advances from related parties, net	7	2

Net cash flows from financing activities	38	765

Increase in cash during the period	722	24
Foreign exchange effect on cash	1	1

Cash at beginning of the period	353	763

Cash at end of the period	$1,076	$788

Non-cash financing transactions:
Common stock issued for services	—	927
Common stock issued for business combinations	—	3,860
Common stock issued for conversion of debt	—	406

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc. (the “Company”) has the following three core businesses:

(i)	123Wish, Inc. formerly Once In A Lifetime, LLC (“123Wish”) – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.

(ii)	Love Media House, Inc. formerly known as C-Rod, Inc. (“Love Media House”) - a full-service music production, artist representation and digital media business that provides a broad range of entertainment services including branding and advertising, video and photo production, recording (including music production, arranging, mixing and mastering), songwriting (arranging writing sessions with experienced and multi-platinum writers), artist development, digital distribution, billboard chart promotion, and consulting and life coaching. The entertainment marketplace is highly competitive. The team at Love Media House, headed by Chis Rodriguez, has worked with many famous artists and achieved many Billboard numbers and giving Love Media House an important edge in promoting new talent.

(iii)	Browning Productions & Entertainment, Inc. (“Browning Productions”) - a full service video production company and executive producer for all entertainment projects. Browning Productions has been selected to produce and distribute numerous television programs spanning dozens of episodes in 2019 for acclaimed television networks.

In February 2019, the Company entered into an agreement to acquire a majority interest in Maham LLC, an innovative, technology driven yoga studio concept, which the Company expects to close during the second quarter of 2019.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 15, 2019.

Current Structure of the Company

The Company has the following subsidiary companies:

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

Note 2. Summary of Significant Accounting Policies

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in Hong Kong and the United Kingdom, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flows from operations which raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally financed these losses from the sale of equity securities and the issuance of debt instruments.

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

At March 31, 2019, the Company had cash of approximately $1,076,000. Together with the Company’s current operational plan and budget, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the third quarter of 2020. However, actual results could differ materially from the Company’s projections.

Accounts receivable, revenue recognition and concentrations

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts do not typically have variable consideration that needs to be considered when the contract consideration is allocated to each performance obligation.

Revenue Recognition – We recognize revenues from each business segment as described below:

1.	123Wish derives income from user subscriptions, sale of merchandise, sale of tickets for experiences with social media influencers and artists, and the sale of corporate sponsorships, each of which is a separate performance obligation. User subscriptions cover a defined period of time (typically one month) and the revenue is recognized as the Company satisfies the requisite performance obligation (over the defined subscription period). Sale of merchandise and tickets are recognized when the customer has paid for the item and when the merchandise and/or ticket has been delivered to the customer. Corporate sponsorship packages are non-refundable and relate to brand association. The Company has no further service deliverable to the sponsor and the revenue is recognized when the agreement is entered into by both parties and the required marketing materials have been delivered to the corporate sponsor for their use.

2.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

3.	Browning Production & Entertainment, Inc derives income from the advertising associated with the airing of television series produced by BP&E and also license income from the show of series on certain channels based on the number of viewers attracted. Advertising revenue is recognized when the series to which the advertising relates is aired.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2019 four customers accounted for 69% of the accounts receivable balance and as of December 31, 2018, three customers accounted for 68% of the accounts receivable balance. Two customers accounted for 69% of the revenue for the quarter ended March 31, 2019 and one customer accounted for 82% of the revenue for the quarter ended March 31, 2018.

During the three months ended March 31, 2019, $7,500 of revenue were generated from Maham, LLC, an acquisition target.

Income taxes

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically the Company has not filed income tax returns and the related required informational filings in the US. Certain informational filings if not filed contain penalties and such penalties could be material. The Company is currently addressing this issue with advisors to determine the amount, if any, of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss, if any. Accordingly no liability has been recorded in the accompanying consolidated balance sheets in respect of this matter

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three month periods ended March 31, 2019 and 2018 all outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019 and was adopted by the Company for the year beginning January 1, 2019. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact, as the Company has no leasing arrangements with terms greater than one year.

Note 3. Discontinued operations

In November 2018 the management of the Company’s then 51% controlled subsidiary, Banana Whale Studios PTE Ltd. (“BWS”), entered into discussions whereby the Company would sell its shares of BWS to a third party. Under the agreement, which has an effective date of January 1, 2019, the Company received cash of $1,500,000 and a promissory note of $500,000 and the return of the 7,383,000 Company shares issued on acquisition. The Company shares are held in Escrow for three months to secure certain warranties given by the Company on closure.

The Company realized a gain of $553,000 on the sale of its 51% interest is BWS during the three months ended March 31, 2019.

Note 4. Intangible Assets

Intangible assets consists of the following (in thousands):

	March 31,	December 31,
	2019	2018

Horizon secure messaging software	$548	$548
Social online application software	2,307	2,307
Customer lists	900	900
	3,755	3,755
Less accumulated amortization	(731)	(571)
Intangible assets, net	$3,024	$3,184

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2019	2018

123Wish, Inc.	$419	$419
Love Media House, Inc. (formerly C. Rod, Inc.)	1,172	1,172
Browning Productions & Entertainment, Inc	622	622
	$2,213	$2,213

Note 6. Equipment long-term debt

During the three months ended March 31, 2019, the Company financed the purchase of certain production equipment through a five year finance contract payable at $830 per month including interest of approximately 20% per annum.

Note 7. Notes Payable, Related Parties

As of March 31, 2019, amounts totaling $203,000 (December 31, 2018 - $205,000) were owed to certain members of the management at subsidiary companies. The amounts are unsecured, interest free and have no specified repayment dates.

Note 8. Notes Payable

a) Promissory notes.

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, are due for repayment on August 31, 2019.

b) Other notes payable.

Notes payable by Browning Productions & Entertainment, Inc. totaling $110,000 are due to unrelated parties and are repayable on demand and interest bearing at average rates of 5.4% per year.

Note 9. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the three months ended March 31, 2019 there were no shares of common stock issued.

Stock Purchase Warrants

As at March 31, 2019, the Company had reserved 185,169 shares of its common stock for the outstanding warrants with weighted average exercise price of $0.80. Such warrants expire at various times up to July 2020.

During the three months ended March 31, 2019, no warrants were issued, forfeited or exercised.

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

There have been no options issued in the three months ended March 31, 2019 and 2018 and there are no options outstanding as at March 31, 2019.

In March 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the three months ended March 31, 2019, no common stock of the Company was issued under the 2018 Plan.

Note 11. Segment Information

The Company has the following business segments for the three months ended March 31, 2019 and 2018.

The Company’s revenues were generated in the following business segments (in thousands)

	March 31,	March 31,
	2019	2018

Sale of secure messaging licenses	$—	$100
123Wish	—	102
Love Media House	67	72
Browning Productions	134	—
Total	$201	$274

The following is a detail of the Company’s cost of sales by business segment:

	March 31,	March 31,
	2019	2018

Sale of secure messaging licenses including amortization of software	$—	$405
123Wish	113	—
Love Media House	83	—
Browning Productions	46	—
Total	$242	$405

The following is a detail of the Company’s general and administrative and other expenses by business segment:

	March 31,	March 31,
	2019	2018

123Wish	22	345
Love Media House	165	33
Browning Productions	129	—
Corporate	869	1,763
Total	$1,185	$2,190

The following is a detail of the Company’s other income and expenses by business segment:

	March 31,	March 31,
	2019	2018

123Wish	$—	$—
Love Media House	—	—
Browning Productions	(3)	—
Corporate	539	(373)
Total	$536	$(373)

The following is a detail of the continuing net income (loss) by business segment:

	March 31,	March 31,
	2019	2018

Sale of secure messaging licenses	$—	$51
123Wish	(26)	(243)
Love Media House	(131)	39
Browning Productions	(45)	—
Corporate	(488)	(2,541)
Total	$(690)	$(2,694)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2018 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

During the three months ended March 31, 2019, the Company executed the following transaction:

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

Agreement to Acquire a Majority Holding in Maham LLC

In February 2019 the Company signed an agreement to acquire a majority stake in Maham LLC. Maham is an innovative , technology driven yoga studio concept (see http://mahamstudio.com) . The intention is to use the 123Wish Platform technology to livestream Maham Yoga classes directly to the Maham Yoga app.

The Company has advanced $134,000 to Maham as part of the deal and plans to issue the necessary shares to complete the acquisition in the second quarter of 2019.

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2019	2018	Increase/ (decrease)	Percentage Change

Revenue	$201	$274	$(74)	(27.0)

Cost of revenue	242	405	(164)	(40.5)

Gross deficit	(41)	(131)	90	68.7

Operating expenses:

General and administrative	1,151	1,390	(239)	(17.2)
Acquisition related costs	—	780	(780)	(100.0)
Depreciation	1	20	(19)	(95.0)

Total operating expenses	1,152	2,190	(1,038)	(47.4)

Loss from operations	(1,193)	(2,321)	(1,128)	(48.6)

Other income(expense)	536	(373)	909	243.7
Net loss for the period	(657)	(2,694)	(2,037)	(75.6)
Net loss attributable to non-controlling interest	34	120	(86)	(71.7)
Net Loss attributable to One Horizon Group, Inc	$(623)	$(2,574)	(1,951)	(75.8)

Revenue: Revenue reduced by $73,000 to approximately $201,000 in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This was primarily due to reduction in sale of secure messaging software and sponsorship revenue on 123Wish totaling approximately $200,000 offset mainly by income generated by Browning Productions & Entertainment, Inc.

Gross Profit: Gross margin deficit for the three months ended March 31, 2019 was approximately $41,000 as compared to $131,000 for the three months ended March 31, 2018, a reduction of approximately $90,000, due to decreased amortization expense.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $1.2 million and $2.2 million during the three months ended March 31, 2019 and 2018, respectively. The major cost reduction related to the consulting costs including due diligence and legal costs incurred in the acquisitions strategy of the Company in the three months ended March 31, 2018 as compared to zero costs incurred in the three months ended March 31, 2019.

Net Loss: Net Loss for the three months ended March 31, 2019 was approximately $0.7 million as compared to net loss of approximately $2.7 million for the same period in 2018. The reduction in the losses is attributable to the disposal of the Company’s interest in Banana Whale Studios PTE Limited in February 2019 and the reduction in acquisition related costs.

Liquidity and Capital Resources

Three Months Ended March 31, 2019 and March 31, 2018

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31, (in thousands)
	2019	2018
Net cash flows from operations	(714)	(591)
Net cash flows from investing activities	1,398	(150)
Net cash flows from financing activities	38	765

Net cash used by operating activities was approximately $714,000 for the three months ended March 31, 2019 as compared to net cash used in operating activities of approximately $591,000 for the same period in 2018 an increase of approximately 21%.

Net cash generated in investing activities was approximately $1,398,000 as compared to cash used of $150,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash generated in investing activities related primarily to cash generated from the disposal of the majority interest in Banana Whale Studios PTE Limited.

Net cash generated in financing activities was approximately $38,000 for the three months ended March 31, 2019 as compared to $765,000 for the three months ended March 31, 2018. The cash generated from financing activities reduced by approximately $727,000 and was primarily due to the proceeds from the sale of new shares of common stock and proceeds from convertible debt during the three months ended March 31, 2018, which were not repeated in the three months ended March 31, 2019.

At March 31, 2019 the Company had cash of $1,076,000. Together with the cash on hand and based on the Company’s current operational plan and budget, the Company believes that it is probable that it has will have sufficient cash to fund its operations into at least the third quarter of 2020. However actual results could differ materially from the Company’s projections.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed April 15, 2019, which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

ONE HORIZON GROUP, INC.

Date: May 15, 2019	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer, (Principal Financial Officer
and Principal Accounting Officer)