Form 10-Q
period 2019-06-30
One Horizon Group, Inc.
filed 2019-08-19
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-36530

One Horizon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 NE 81st Street, Miami FL	33138
(Address of principal executive offices)	(Zip Code)

(305) 420-6640

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2019, 95,766,169 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These risks include, but are not limited to, risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; our ability to retain our managerial personnel and to attract additional personnel; competition; our ability to protect intellectual property rights, and any and other factors, including the risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ONE HORIZON GROUP, INC.

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(in thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash	$847	$353
Accounts receivable, net	244	325
Prepaid compensation	550	550
Investment	100	100
Other receivable	510	2,022
Advances to acquisition target	196	70
Deferred production costs	19	87
Other current assets	454	386
	2,920	3,893
Current assets of discontinued items	-	129
	2,920	4,022

Property and equipment, net	37	3
Intangible assets, net	2,924	3,184
Goodwill	2,213	2,213
Prepaid compensation, net of current portion	1,192	1,467
Non current assets of discontinued operations	-	36
Total assets	$9,286	$10,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$430	$334
Accrued expenses	315	156
Accrued compensation	203	181
Deferred income	15	177
Notes payable	121	101
Amount due to related parties	205	205
Promissory notes, related parties	1,500	1,000
	2,789	2,154
Current liabilities of discontinued operations	-	301
Total current liabilities	2,789	2,455

Long-term liabilities

Equipment note payable	28	-

Total liabilities	2,817	2,455

Temporary Equity – redeemable common stock outstanding 848,611	605	605

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 200,000,000 shares issued and outstanding 94,609,731 shares as of June 30, 2019 (December 2018 – 87,559,672)	9	8
Additional paid-in capital	62,876	62,600
Share subscription receivable	(1,425)	(1,425)
Accumulated (Deficit)	(56,594)	(54,854)
Accumulated other comprehensive income	(24)	(35)
Total One Horizon Group, Inc. stockholders’ equity	4,842	6,294
Non-controlling interest	1,022	1,571
Total stockholders’ equity	5,864	7,865

Total liabilities and stockholders’ equity	$9,286	$10,925

See accompanying notes to unaudited condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$253	$270	$454	$544

Cost of revenue:
Software and production costs	88	17	170	17
Amortization of intangible assets	215	656	375	1,061
	303	673	545	1,078

Gross deficit	(50)	(403)	(91)	(534)

Expenses:
General and administrative	1,078	1,716	2,262	3,126
Depreciation	5	1	6	1
Acquisition services	-	1,094	-	1,874

	1,083	2,811	2,268	5,001

Loss from operations	(1,133)	(3,214)	(2,359)	(5,535)

Other income and expense:
Interest expense	(16)	(17)	(32)	(390)
Foreign exchange	(1)	(1)	(2)	(1)
Other income	-	-	553	-
	(17)	(18)	519	(391)

Loss on continuing operations	(1,150)	(3,232)	(1,840)	(5,926)

Loss from discontinued operations	-	(296)	-	(296)

Net loss for the period	(1,150)	(3,528)	(1,840)	(6,222)
Net loss attributable to non-controlling interest	66	346	100	466

Net loss attributable to One Horizon Group Inc. common stockholders	$(1,084)	$(3,182)	$(1,740)	$(5,756)

Earnings per share

Basic and diluted net loss per share – continuing operations	$(0.01)	$(0.08)	$(0.02)	$(0.16)

Basic and diluted net loss per share – discontinued operations	$-	$(0.01)	$-	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	90,028	41,366	89,223	36,902

See accompanying notes to unaudited condensed consolidated financial statements.

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(1,084)	$(3,182)	$(1,740)	$(5,756)
Other comprehensive income:
Foreign currency translation adjustment loss	-	-	11	(14)
Total comprehensive loss	$(1,084)	$(3,182)	$(1,729)	$(5,770)

See accompanying notes to unaudited condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Equity

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated	Stock subscription	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	OCI	receivable	Interest	Equity

Balances, January 1, 2018	-	$-	30,255	$3	$48,356	$-	$(41,085)	$(22)	$-	$-	$7,252

Net loss	-	-	-	-	-	-	(2,574)	-		(120)	(2,694)

Foreign currency translation	-	-	-	-	-	-	-	(1)		-	(1)

Issuance of shares for services	171	199	476	-	728	-	-	-		-	728

Issuance of shares for acquisitions	-	-	2,333	-	2,507	-	-	-		1,353	3,860

Issuance of shares for exercise of warrants	-	-	750	-	563	-	-	-	-	-	563

Issuance of shares for conversion of debt	677	406	-	-	-	-	-	-		-	-

Conversion benefit on convertible notes	-	-	-	-	200	-	-	-		-	200

Increase in service compensation due to change in change in exercise price	-	-	-	-	-	-	-	-	-	-	-

Issuance of shares for cash	-	-	-	-	-	-	-	-	-	-	-

Balances, March 31, 2018	848	605	33,814	3	52,354	-	(43,659)	(23)	-	1,233	9,908

Net loss	-	-	-	-	-	-	(3,182)	-	-	(346)	(3,528)

Foreign currency translation	-	-	-	-	-	-	-	(13)	-	-	(13)

Issuance of shares for services	-	-	4,619	-	2,897	-	-	-	-	-	2,897

Issuance of shares for acquisitions	-	-	7,794	1	5,422	-	-	-	-	4,937	10,360

Issuance of shares for exercise of warrants	-	-	2,700	-	795	-	-	-	(370)	-	425

Increase in service compensation due to change in change in exercise price	-	-	-	-	403	-	-	-	-	-	403

Issuance of shares for cash	-	-	1,750	-	350	-	-	-	-	-	350

Issuance of shares for exercise of convertible promissory notes	-	-	677	-	406	-	-	-	-	-	406

Balances, June 30, 2018	848	$605	51,354	$4	$62,627	$-	$(46,841)	$(36)	$(370)	$5,824	$21,208

Balances, January 1, 2019	848	$605	87,560	$8	$62,600	$(1,425)	$(54,854)	$(35)	$-	$1,571	$7,865

Net loss	-	-	-	-	-	-	(656)	-	-	(34)	(690)

Foreign currency translation	-	-	-	-	-	-	-	11	-	-	11

Disposal of equity in Banana Whale Studios PTE Limited	-	-	-	-	-	-	-	-	-	(449)	(449)

Balances, March 31, 2019	848	605	87,560	8	62,600	(1,425)	(55,510)	(24)	-	1,088	6,737

Net loss	-	-	-	-	-	-	(1,084)	-		(66)	(1,150)

Shares issuance for contract modification	-	-	2,049	-	127	-	-	-	-	-	127

Shares issued for services to be provided	-	-	5,000	1	149	-	-	-	-	-	150

Balances, June 30, 2019	848	605	94,609	9	62,876	(1,425)	(56,594)	(24)	-	1,022	5,864

See accompanying notes to unaudited condensed consolidated financial statements

ONE HORIZON GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:

Net loss for the period	$(1,840)	$(5,926)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	6	1
Amortization of intangible assets	375	1,061
Gain on sale of interest in subsidiary	(553)	-
Amortization of beneficial conversion feature	-	355
Shares issued for services	-	3,282
Shares issued for contract modification	127	-
Amortization of shares issued for services	423	624
Changes in operating assets and liabilities:
Deferred production costs	68	-
Accounts receivable	71	(237)
Other assets	(75)	(476)
Deferred revenue	(290)	-
Accounts payable and accrued expenses	287	(66)
Net cash flows from continuing operating activities	(1,401)	(1,382)

Net cash flows from discontinued operating activities	-	(137)
Net cash flows from total operating activities	(1,401)	(1,519)

Cash used in investing activities:

Cash advances to acquisition target	(126)	-
Proceeds from sale of interest in subsidiary	1,500	-
Cash consideration on acquisitions (net of cash acquired)	-	(108)
Acquisition of fixed assets	(40)	(1)
Net cash flows from continuing investing activities	1,334	(109)

Net cash flows from discontinued investing activities	-	(1)
Net cash flows from total investing activities	1,334	(110)

Cash flows from financing activities:

Proceeds from issuance of shares	-	350
Proceeds from exercise of warrants	-	988
Proceeds from issuance of convertible notes	-	200
Proceeds from loan	500	-
Proceeds from finance contracts	51	-
Repayment of advances from related parties (net)	-	(78)
Net cash flows from financing activities	551	1,460

Increase (decrease) in cash during the period	484	(169)
Foreign exchange effect on cash	10	10

Cash at beginning of the period	353	763

Cash at end of the period	$847	$604

Supplementary Information:

Non-cash financing transactions:
Common stock issued for business combinations	-	14,220
Common stock issued for conversion of debt	-	406

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

One Horizon Group, Inc (“the Company”) has the following three core businesses:

(i)	123Wish, Inc. (“123Wish”) – an experience based platform where subscribers have a chance to play and win experiences from celebrities, athletes and artists.

(ii)	Love Media House, Inc. formerly known as C-Rod, Inc. (“Love Media House”) - a full-service music production, artist representation and digital media business that provides a broad range of entertainment services including branding and advertising, video and photo production, recording (including music production, arranging, mixing and mastering), songwriting (arranging writing sessions with experienced and multi-platinum writers), artist development, digital distribution, billboard chart promotion, and consulting and life coaching. The entertainment marketplace is highly competitive. The team at Love Media House, headed by Chis Rodriguez, has worked with many famous artists and achieved many Billboard numbers and giving Love Media House an important edge in promoting new talent.

(iii)	Browning Productions & Entertainment, Inc. (“Browning Productions”) - a full service video production company and executive producer for all entertainment projects. Browning distributes content on a proprietary Internet/Over-The-Top (“OTT”) content platform that operates in conjunction with Verizon Digital Media Services (“VDMS”). Browning has produced and has ownership rights to several national and international television programs currently airing on a number of acclaimed television networks. Browning’s team is comprised of award-winning professionals and offers end-to-end marketing services.

In February 2019, the Company entered into an agreement to acquire a majority interest in Maham LLC, an innovative, technology driven yoga studio concept, which the Company expects to close during the third quarter of 2019.

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

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc.	51%
● One Horizon Hong Kong Ltd	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc	100%
● Browning Productions & Entertainment, Inc.	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by the Company via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with GAAP.

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

At June 30, 2019, the Company had cash of approximately $847,000. Together with the Company’s current operational plan and budget, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the fourth quarter of 2020. However, actual results could differ materially from the Company’s projections.

On August 5th, 2019 the Company entered into an Equity Purchase agreement with Crown Bridge Partners, LLC (“Crown”), whereby Crown are committed to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and priced at an 18% discount to average market price. As of today no shares have been sold under the Crown Equity Purchase plan. In coordination with the Equity Purchase agreement the Company entered into a six month loan with Labrys Fund, LP of $180,000 issued at a 10% original issue discount, the Company therefore received net proceeds of $162,000. and an annual coupon rate of 12%.

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

The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2019 three customers accounted for 76% of the accounts receivable balance and as of December 31, 2018, three customers accounted for 68% of the accounts receivable balance. Three customers accounted for 34% of the revenue for the six months ended June 30, 2019 and one customer accounted for 82% of the revenue for the six months ended June 30, 2018.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six month periods ended June 30, 2019 and 2018, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Discontinued operations

In November 2018 the management of the Company’s then 51% controlled subsidiary, Banana Whale Studios PTE Ltd. (“BWS”), entered into discussions whereby the Company would sell its shares of BWS to a third party. Under the agreement, which has an effective date of January 1, 2019, the Company received cash of $1,500,000 and a promissory note of $500,000 and the return of the 7,383,000 Company shares issued on acquisition. The Company shares are held in Escrow for a minimum of three months to secure certain warranties given by the Company on closure.

The Company realized a gain of $553,000 on the sale of its 51% interest is BWS during the six months ended June 30, 2019.

Note 4. Intangible Assets

Intangible assets consists of the following (in thousands):

	June 30	December 31
	2019	2018

Horizon software	$567	$548
Social online application software	2,307	2,307
Customer lists	997	900

	3,871	3,755
Less accumulated amortization	(947)	(571)

Intangible assets, net	$2,924	$3,184

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	June 30	December 31
	2019	2018

123Wish, Inc.	$419	$419
Love Media House, Inc.	1,172	1,172
Browning Productions & Entertainment, Inc.	622	622
	$2,213	$2,213

Note 6. Equipment Note Payable

During the six months ended June 30, 2019, the Company financed the purchase of certain production equipment through a five year finance contract payable at $830 per month including interest of approximately 20% per annum.

Note 7. Amounts due to Related Parties

As of June 30, 2019, amounts totaling $205,000 (December 31, 2018 - $205,000) were owed to certain members of the management at subsidiary companies. The amounts are unsecured, interest free and have no specified repayment dates.

Note 8. Notes Payable

a) Promissory notes.

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, are due for repayment on August 31, 2019.

b) Short term loan

The loan payable in the amount of $500,000 is due to Century River, a company controlled by the Company’s CEO, Mark White. This loan is due on demand and bears interest of 3% per annum.

c) Other notes payable.

Notes payable by Browning Productions & Entertainment, Inc. totaling $121,000 are due to unrelated parties and are repayable on demand and interest bearing at average rates of 5.4% per year.

Note 9. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the six months ended June 30, 2019 the Company issued shares of common stock as follows:

•	2,048,334 shares of common stock, with a fair value of $126,760, as additional compensation related to acquisition of Browning Production & Entertainment.
•	5,000,000 shares of common stock, with a fair value of $150,000, for consulting services to be provided.

Stock Purchase Warrants

As at June 30, 2019, the Company had reserved 185,169 shares of its common stock for the outstanding warrants with weighted average exercise price of $0.80. Such warrants expire at various times through July 2020.

During the six months ended June 30, 2019, no warrants were issued, forfeited or exercised.

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

There have been no options issued in the six months ended June 30, 2019 and 2018 and there are no options outstanding as at June 30, 2019.

In March 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the six months ended June 30, 2019, no common stock of the Company was issued under the 2018 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2018 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

During the three months ended June 30, 2019, the Company consolidated its ownership and the performance of particularly Browning Productions & Entertainment, Inc.  and invested in the Touchpoint brand, bringing fans closer to celebrities by providing access to proprietary content, and livestream events, as well as exclusive merchandise. The platform is optimized for iOS and Android, as well as internet and TV-based applications.

Results of Operations

Comparison of three months ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2019	2018	Increase/ (decrease)	Percentage Change

Revenue	$253	$270	$(17)	(6.3)

Cost of revenue	303	673	(370)	(54.8)

Gross deficit	(50)	(403)	353	87.3

Operating expenses:

General and administrative	1,078	1,716	(638)	(37.2)
Depreciation	5	1	4	400.0
Acquisition costs	-	1,094	(1,094)	N/A

Total operating expenses	1,083	2,811	(1,728)	(61.5)

Loss from operations	(1,133)	(3,214)	2,081	64.7

Other income(expense)	(17)	(18)	1	0.6
Loss for the period for continuing operations	(1,150)	(3,232)	2,082	64.4

Loss for discontinued operations	-	(296)	296	100.0
Total net loss	$(1,150)	$(3,528)	$2,378	67.4

Revenue:  Our revenue for the three months ended June 30, 2019 decreased by approximately $17,000 over the same period in 2018.

Gross Deficit:  Gross margin deficit for the three months ended June 30, 2019 was approximately $50,000 as compared to $403,000 margin deficit for the three months ended June 30, 2018, due to the decrease in amortization of software development costs.

Operating Expenses:  General and administrative expenses, acquisition related costs and depreciation incurred during the three months ended June 30, 2019 were approximately $1.1 million, a significant reduction of approximately $1.7 million when compared to the approximate figure of $2.8 million incurred in the three months ended June 30, 2018.  The major reduction in costs related to consulting costs, due diligence and advisory costs incurred in the acquisitions undertaken in 2018.

Net Loss:  Net loss for the three months ended June 30, 2019 was approximately $1.2 million as compared to net loss of approximately $3.5 million for the same period in 2018. The decrease in net loss is attributable mainly to the decrease in general and administrative expenses, as discussed above.

Comparison of six months ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2019	2018	Increase/ (decrease)	Percentage Change

Revenue	$454	$544	$(90)	(16.5)

Cost of revenue	545	1,078	(533)	(49.4)

Gross deficit	(91)	(534)	443	82.8

Operating expenses:

General and administrative	2,262	3,126	(864)	(27.6)
Acquisition costs	-	1,874	(1,874)	(100.0)
Depreciation	6	1	5	500.0

Total operating expenses	2,268	5,001	(2,733)	(54.6)

Loss from operations	(2,359)	(5,535)	3,175	57.4

Other income (expense)	519	(391)	910	232.7
Loss for the period for continuing operations	(1,840)	(5,926)	4,085	68.9

Loss for discontinued operations	-	(296)	296	100.0
Net loss	$(1,840)	$(6,222)	$4,381	70.4

Revenue: Our revenue for the six months ended June 30, 2019 was approximately $454,000 as compared to approximately $544,000 for the six months ended June 30, 2018, a decrease of approximately $90,000, or 16.5%. The decrease was due to the reduction in license sales and LMH sales, offset by the revenue generated by Browning.

Cost of Revenue: Cost of revenue was approximately $545,000 for the six months ending June 30, 2019 as compared to $1,078,000 for the six months ended June 30, 2018. The main reason for the decrease was the reduction in the amortization charge of $686,000 relating to software development costs.

Gross Deficit: Gross margin deficit for the six months ended June 30, 2019 was approximately $91,000 as compared to a deficit of $534,000 for the six months ended June 30, 2018, a decrease of approximately $443,000. The decrease was mainly due to the reduction in amortization charge of $686,000 as set forth above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs were approximately $2.3 million and $5.0 million during the six months ended June 30, 2019 and 2018, respectively. The reduction in operating costs primarily related to the acquisition costs and fundraising costs incurred in 2018 that were not incurred in the same period in 2019.

Net Loss: Net loss for the six months ended June 30, 2019 was approximately $1.8 million as compared to loss of approximately $6.2 million for the same period in 2018. The net loss decrease was primarily due to the decrease in amortization charges, non-cash general and administrative expenses, and fundraising and acquisition costs.

Liquidity and Capital Resources

Six Months Ended June 30, 2019 and June 30, 2018

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2019	2018
Net cash flows from total operating operations	(1,401)	(1,519)
Net cash flows from total investing activities	1,334	(110)
Net cash flows from total financing activities	551	1,460

Net cash used by operating activities of continuing operations decreased to $1,401,000 for the six months ended June 30, 2019 from $1,519,000 for the same period in 2018.

Net cash raised from investing activities was approximately $1,334,000 in the six months ended June 30, 2019 as compared to net cash used of $110 in the comparative period in 2018. The difference was primarily the $1,500,000 raised from the initial proceeds on the sale of the Company’s holding in Banana Whale Studios Pte Ltd.

Net cash generated in financing activities was approximately $551,000 for the six months ended June 30, 2019 as compared to $1,460,000 for the six months ended June 30, 2018. The cash generated from financing activities in the six months ended June 30, 2019 was primarily from the loan from a related party whereas the net cash generated in the comparative period in 2018 was primarily generated from the sale of new shares of common stock, the exercise of common stock warrants and proceeds from convertible debt.

At June 30, 2019, the Company had cash of approximately $847,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE HORIZON GROUP, INC.

Date: August 19, 2019	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)