Form 10-Q
period 2019-09-30
Touchpoint Group Holdings Inc.
filed 2019-11-19
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-36530

Touchpoint Group Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Biscayne Blvd, Suite 203, Miami FL	33137
(Address of principal executive offices)	(Zip Code)

(305) 420-6640

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2019, 3,936,600 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Report, and in other materials that Touchpoint Group Holdings Inc. (the “Company”) has filed or may file with the Securities and Exchange Commission (the “SEC”), in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These risks include, but are not limited to, risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; our ability to retain our managerial personnel and to attract additional personnel; competition; our ability to protect intellectual property rights, and any and other factors, including the risk factors identified in the documents we have filed, or will file, with the SEC.

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

Reverse Stock Split and Company Name Change

Following approval of stockholders at the Annual Meeting of Stockholders held on December 27, 2018, the Company amended its Certificate of Incorporation, as amended, to reflect a 1-for-25 reverse stock split. This reverse stock split took effect on September 26, 2019. The share amounts presented in this report have been adjusted to reflect the reverse stock split.

Also on September 26, 2019, the Company announced it had changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings Inc. The Company’s ticker symbol was also changed to “TGHI”.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(in thousands, except share data)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash	$497	$313
Accounts receivable, net	80	-
Prepaid compensation	550	550
Investment	100	100
Other receivable	500	2,022
Advances to acquisition target	210	70
Other current assets	326	381
	2,263	3,436
Current assets of discontinued items	29	586
	2,292	4,022

Intangible assets, net	2,527	2,908
Prepaid compensation, net of current portion	1,055	1,467
Non-current assets of discontinued operations	34	2,528
Total assets	$5,908	$10,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$509	$311
Accrued expenses	168	121
Accrued compensation	268	181
Notes payable	723	-
Amount due to related parties	6	-
Promissory notes, related parties	1,000	1,000
	2,674	1,613
Current liabilities of discontinued operations	404	842
Total current liabilities	3,078	2,455

Long-term liabilities
Non-current liabilities of discontinued operations	27	-
Total liabilities	3,105	2,455

Temporary Equity – redeemable common stock outstanding 33,945 shares	605	605

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	-	—
Common stock:
$0.0001 par value, authorized 200,000,000 shares; issued and outstanding 3,897,177 shares as of September 30, 2019 (December 2018 – 3,502,387)	2	8
Additional paid-in capital	61,714	62,600
Share subscription receivable	-	(1,425)
Accumulated (Deficit)	(60,496)	(54,854)
Accumulated other comprehensive income	(24)	(35)
Total Touchpoint Group Holdings Inc. stockholders’ equity	1,196	6,294
Non-controlling interest	1,002	1,571
Total stockholders’ equity	2,198	7,865

Total liabilities and stockholders’ equity	$5,908	$10,925

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$82	$3	$130	$108

Cost of revenue:
Software costs	-	-	4	-
Amortization of intangible assets	139	109	415	338
	139	109	419	338

Gross deficit	(57)	(106)	(289)	(230)

Expenses:
General and administrative	1,047	1,157	2,627	4,158
Depreciation	-	-	1	1
Acquisition services	-	-	-	1,874
	1,047	1,157	2,628	6,033

Loss from operations	(1,104)	(1,263)	(2,917)	(6,263)

Other income and expense:
Interest expense	(39)	(18)	(64)	(408)
Foreign exchange	(2)	(3)	(4)	(4)
Other income	-	-	553	-
	(41)	(21)	485	(412)

Loss on continuing operations	(1,145)	(1,284)	(2,432)	(6,675)

Loss from discontinued operations	(2,777)	(1,211)	(3,330)	(2,042)

Net loss for the period	(3,922)	(2,495)	(5,762)	(8,717)
Net loss attributable to non-controlling interest	20	186	120	652

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(3,902)	$(2,309)	$(5,642)	$(8,065)

Earnings per share

Basic and diluted net loss per share – continuing operations	$(0.30)	$(0.62)	$(0.67)	$(3.97)

Basic and diluted net loss per share – discontinued operations	$(0.73)	$(0.58)	$(0.91)	$(1.21)

Weighted average number of shares outstanding
Basic and diluted	3,823	2,086	3,655	1,682

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(3,902)	$(2,309)	$(5,642)	$(8,065)
Other comprehensive income:
Foreign currency translation adjustment (loss) gain	-	(1)	11	(15)
Total comprehensive loss	$(3,902)	$(2,310)	$(5,631)	$(8,080)

See accompanying notes to unaudited condensed consolidated financial statements

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Stock subscription	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	Income	receivable	Interest	Equity

Balances, January 1, 2018	-	$-	1,210	$1	$48,358	$-	$(41,085)	$(22)	$-	$-	$7,252

Net loss	-	-	-	-	-	-	(2,574)	-		(120)	(2,694)

Foreign currency translation	-	-	-	-	-	-	-	(1)		-	(1)

Issuance of shares for services	7	199	19	-	728	-	-	-		-	728

Issuance of shares for acquisitions	-	-	93	-	2,507	-	-	-		1,353	3,860

Issuance of shares for exercise of warrants	-	-	30	-	563	-	-	-	-	-	563

Issuance of shares for conversion of debt	27	406	-	-	-	-	-	-		-	-

Conversion benefit on convertible notes	-	-	-	-	200	-	-	-		-	200

Balances, March 31, 2018	34	605	1,352	1	52,356	-	(43,659)	(23)	-	1,233	9,908

Net loss	-	-	-	-	-	-	(3,182)	-	-	(346)	(3,528)

Foreign currency translation	-	-	-	-	-	-	-	(13)	-	-	(13)

Issuance of shares for services	-	-	185	-	2,897	-	-	-	-	-	2,897

Issuance of shares for acquisitions	-	-	312	1	5,422	-	-	-	-	4,937	10,360

Issuance of shares for exercise of warrants	-	-	108	-	795	-	-	-	(370)	-	425

Increase in service compensation due to change in change in exercise price	-	-	-	-	403	-	-	-	-	-	403

Issuance of shares for cash	-	-	70	-	350	-	-	-	-	-	350

Issuance of shares for exercise of convertible promissory notes	-	-	27	-	406	-	-	-	-	-	406

Balances, June 30, 2018	34	$605	2,054	$2	$62,629	$-	$(46,841)	$(36)	$(370)	$5,824	$21,208

Net loss							(2,309)			(186)	(2,495)

Foreign currency translation								(1)			(1)

Shares issued for exercise of warrants			39		73						73

Receipt of stock subscription receivable					(185)				370		185

Shares issued for services provided			40		175						175

Shares issued for sale of stock			241		474						474

Increase in service compensation due to change in exercise price					141						141

Balances, September 30, 2018	34	$605	2,374	$2	$63,307	$-	$(49,150)	$(37)	$-	$5,638	$19,760

Balances, January 1, 2019	34	$605	3,502	$2	$62,606	$(1,425)	$(54,854)	$(35)	$-	$1,571	$7,865

Net loss	-	-	-	-	-	-	(656)	-	-	(34)	(690)

Foreign currency translation	-	-	-	-	-	-	-	11	-	-	11

Disposal of equity in Banana Whale Studios PTE Limited	-	-	-	-	-	-	-	-	-	(449)	(449)

Balances, March 31, 2019	34	605	3,502	2	62,606	(1,425)	(55,510)	(24)	-	1,088	6,737

Net loss	-	-	-	-	-	-	(1,084)	-		(66)	(1,150)

Shares issuance for contract modification	-	-	82	-	127	-	-	-	-	-	127

Shares issued for services to be provided	-	-	200	-	150	-	-	-	-	-	150

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Stock subscription	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	Income	receivable	Interest	Equity

Balances, June 30, 2019	34	605	3,784	2	62,883	(1,425)	(56,594)	(24)	-	1,022	5,864

Net loss							(3,902)			(20)	(3,922)
Shares cancelled			(340)	(- )	(1,275)	1,275					-
Shares subscription settled through services supplied			-	-	-	150					150
Shares issued for loan commitment fees			174	-	67	-					67
Shares issued for services to be provided			100	-	39						39
Shares issued as security for loan			179	-	-						-
Balance September 30, 2019	34	$605	3,897	$2	$61,714	$-	$(60,496)	$(24)	$-	$1,002	$2,198

See accompanying notes to unaudited condensed consolidated financial statements

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:

Net loss for the period, continuing operations	$(2,432)	$(6,675)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of property and equipment	1	1
Amortization of intangible assets	415	338
Gain on sale of interest in subsidiary	(553)	-
Amortization of beneficial conversion feature	-	355
Shares issued for services	256	3,392
Shares issued for contract modification	127	-
Amortization of shares issued for services	689	872
Changes in operating assets and liabilities:
Accounts receivable	(97)	15
Other assets	(68)	(114)
Accounts payable and accrued expenses	339	(112)
Net cash flows from continuing operating activities	(1,323)	(1,928)

Net cash flows from discontinued operating activities	(578)	(445)
Net cash flows from total operating activities	(1,901)	(2,373)

Cash used in investing activities:

Cash advances to former acquisition target	(140)	-
Proceeds from sale of interest in subsidiary	1,500	-
Cash consideration on acquisitions (net of cash acquired)	-	(108)
Acquisition of fixed assets	-	(1)
Net cash flows from continuing investing activities	1,360	(109)

Net cash flows from discontinued investing activities	(77)	(5)
Net cash flows from total investing activities	1,283	(114)

Cash flows from financing activities:

Proceeds from issuance of shares	-	824
Proceeds from exercise of warrants	-	1,246
Proceeds from issuance of convertible notes	-	200
Proceeds from loans payable	723	-
Repayment of advances to related parties	(2)	(81)
Net cash flows from financing activities from continuing operations	721	2,189

Net cash flows from financing activities from discontinued operations	71	34
	792	2,223

Increase (decrease) in cash during the period	174	(264)
Foreign exchange effect on cash	12	36

Cash at beginning of the period	313	763

Cash at end of the period (Continuing and Discontinued Operations)	$499	$535

Supplementary Information:

Non-cash financing transactions:
Common stock issued for business combinations	-	14,220
Common stock issued for conversion of debt	-	406

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

On September 26, 2019 the Company changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings, Inc (the “Company”). The Company has the following businesses:

(i)	Touchpoint Connect Limited (“Touchpoint”) – a newly formed wholly owned subsidiary that offers a white label product which is a fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

(ii)	The Company is in negotiations to sell their interests in Love Media House, Inc. (“Love Media House”) and Browning Productions and Entertainment, Inc. (“Browning Productions”) and as such they are considered to be discontinued operations. See note 3 for more information.

(iii)	123 Wish, Inc. should be considered dormant. All operations have been moved to Touchpoint.

As of September 30, 2019, the Company was in the process of negotiating a licensing deal with Maham, LLC (“Maham”) to make the Touchpoint software platform available to Maham on a revenue-sharing basis. The advances totaling $210,000 as of September 30, 2019, made by the Company to Maham is expected to be repaid from the revenue generated by the platform. Once the advances have been repaid the revenue sharing percentages will return to the usual contractual amounts. In February 2019, the Company entered into an Exchange Agreement pursuant to which the Company agreed to acquire 51% of the issued and outstanding interests in Maham. As of September 30, 2019, the Maham transaction had not yet closed.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “SEC”) instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 15, 2019.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House (discontinued operations)	100%
● Touchpoint (newly formed in September 2019)	100%
● Browning Productions (discontinued operations)	51%

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

The Company may be required to raise additional funds through various sources, such as equity and debt financings. While the Company believes it is probable that such financings could be secured, there can be no assurance the Company will be able to secure additional sources of funds to support its operations or, if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to us.

At September 30, 2019, the Company had cash of approximately $497,000. Together with the Company’s current operational plan and budget, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the first quarter of 2021. However, actual results could differ materially from the Company’s projections.

On August 5, 2019 the Company entered into an Equity Purchase agreement with Crown Bridge Partners, LLC (“Crown”), whereby Crown are committed to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and priced at an 18% discount to average market price. As of September 30, 2019, no shares have been sold under the Crown Equity Purchase plan. In coordination with the Equity Purchase Agreement the Company entered into a six month loan with Labrys Fund, LP of $180,000 issued at a 10% original issue discount, the Company therefore received net proceeds of $162,000 and an annual coupon rate of 12%.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Discontinued operations

1	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

2	Browning Productions derives income from the advertising associated with the airing of television series produced by Browning Productions and also license income from the show of series on certain channels based on the number of viewers attracted. Advertising revenue is recognized when the series to which the advertising relates is aired.

— Continued operations

3	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services are recognized as the services are provided and charged.

The Company does not have off-balance sheet credit exposure related to its customers. As of September 30, 2019, two customers accounted for 100% of the accounts receivable balance and as of December 31, 2018, there was no accounts receivable balance. Three customers accounted for 100% of the revenue for the nine months ended September 30, 2019 and one customer accounted for 74% of the revenue for the nine months ended September 30, 2018.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine month periods ended September 30, 2019 and 2018, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Discontinued operations

In November 2018, the management of the Company’s then 51% controlled subsidiary, Banana Whale Studios PTE Ltd. (“BWS”), entered into discussions whereby the Company would sell its shares of BWS to a third party. Under the agreement, which has an effective date of January 1, 2019, the Company received cash of $1,500,000 and a promissory note of $500,000 and the return of the 7,383,000 Company shares (pre-reverse split) issued on acquisition.

The Company realized a gain of $553,000 on the sale of its 51% interest in BWS during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company decided to put its interests in its subsidiaries Love Media House and Browning Productions for sale which sales are currently in negotiations. In connection with this determination the Company concluded the intangible assets related to these subsidiaries were impaired. Accordingly the Company recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

The Company has accounted for the operations of BWS, Love Media House and Browning Productions as discontinued operations. The statement of operations for three and nine months ended September 30, 2019 for discontinued operations is as follows: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$57	$344	$464	$807
Cost of revenue
Hardware	25	208	192	318
Amortization	50	938	150	1,938
	75	1,146	342	2,256
Gross Profit	(18)	(802)	122	(1,449)
Expenses
General and administrative	305	406	986	589
Depreciation	3	3	8	4
Other expenses	11	-	18	-
Impairment	2,440	-	2,440	-
	2,759	409	3,452	593
Loss from Discontinued Operations	$(2,777)	$(1,211)	$(3,330)	$(2,042)

The balance sheet of discontinued operations as of September 30, 2019 and December 31, 2018 is as follows: (in thousands)

	September 30,	December 31,
	2019	2018
Current assets
Cash	$2	$58
Accounts Receivable	-	436
Other current assets	27	92
	29	586
Property and equipment	34	39
Intangible assets	-	830
Goodwill	-	1,659
	$63	$3,114

Current Liabilities
Accounts payable and accrued expenses	$36	$59
Deferred revenue	15	177
Loans payable	115	401
Finance contracts, due within one year	24	-
Notes payable – related parties	214	205
	404	842
Non-current liabilities
Finance contracts	27	-
	$431	$842

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018

Touchpoint software	$2,928	$2,894
Goodwill	419	419

	3,347	3,313
Less accumulated amortization	(820)	(405)

Intangible assets, net	$2,527	$2,908

Note 4. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019 such payments were not made and the parties are negotiating new terms.

b) Century River Limited

The loan payable in the amount of $443,000 is due to Century River Limited, a company controlled by the Company’s CEO, Mark White. This loan is due on demand and bears interest of 3% per annum.

c) Bespoke Growth Partners

The loan payable in the amount of $100,000 is due to Bespoke Growth Partners. This loan is due on January 26, 2020 and bears interest of 20% per annum.

d) Labrys Fund

The loan payable in the amount of $180,000 is due to Labrys Fund LP. This loan is due on January 24, 2020 and bears interest of 12% per annum.

Note 5. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the nine months ended September 30, 2019, the Company issued shares of common stock as follows:

●	81,933 shares of common stock, with a fair value of $126,760, as additional compensation related to acquisition of Browning Productions.
●	200,000 shares of common stock, with a fair value of $150,000, for consulting services to be provided.
●	100,000 shares of common stock with a fair value of $38,750 for consulting services to be provided
●	179,104 shares of common stock as security against loan payable to Labrys Fund LP
●	174,000 shares of common stock for a commitment fee payable to Crownbridge Partners

During the nine months ended September 30, 2019 340,000 shares of common stock, issued in December 2018 was returned to the company for cancellation and the related share subscription due was cancelled.

Stock Purchase Warrants

As at September 30, 2019, the Company had reserved 2,890 shares of its common stock for the outstanding warrants with weighted average exercise price of $20.00. Such warrants expire at various times through July 2020.

During the nine months ended September 30, 2019, no warrants were issued or exercised and 4,518 warrants were forfeited.

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

There have been no options issued in the nine months ended September 30, 2019 and 2018 and there are no options outstanding as at September 30, 2019.

In March 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the nine months ended September 30, 2019, no common stock of the Company was issued under the 2018 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2018 including the consolidated financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Business

During the three months ended September 30, 2019, the Company concentrated its efforts and resources on expanding the Touchpoint software business and invested in the Touchpoint brand. Touchpoint is a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business sectors.

Touchpoint is bringing fans closer to celebrities by providing access to proprietary content, and livestream events, as well as exclusive merchandise. The platform is optimized for iOS and Android, as well as internet and TV-based applications.

Touchpoint is in late stage negotiations with licensing customers in e-sports gaming and social media influencers to license the Touchpoint platform. We anticipate that entering into approximately five new licensing contracts in the near future, and that such licenses will bring significant revenues and status to the group. As we move forward with these significant wins, we are anticipating exponential growth in terms of revenue, profits and cash flows for 2020.

Due to operational difficulties and the performance of Love Media House and Browning Productions over recent months, the Company has decided to dispose of its ownership interests in those companies and as such has transferred their results into discontinued operations.

Results of Operations

Comparison of three months ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2019	2018	Increase/ (decrease)	Percentage Change

Revenue	$82	$3	$79	2633.3

Cost of revenue	(139)	(109)	(30)	(27.5)

Gross deficit	(57)	(106)	49	46.2

Operating expenses:

General and administrative	1,047	1,157	(110)	(9.5)
Depreciation	-	-	-	N/A
Acquisition costs	-	-	-	N/A

Total operating expenses	1,047	1,157	(110)	(9.5)

Loss from operations	(1,104)	(1,263)	159	12.6

Other expense	(41)	(21)	(20)	(95.2)
Loss for the period for continuing operations	(1,145)	(1,284)	139	10.8

Loss for discontinued operations	(2,777)	(1,211)	(1,566)	(129.3)
Total net loss	$(3,922)	$(2,495)	$(1,427)	(57.2)

Revenue:  Our revenue for continuing operations for the three months ended September 30, 2019 increased by approximately $79,000 over the same period in 2018 due to the signing of the new Touchpoint licensing contracts.

Gross Deficit:  Gross  deficit for the three months ended September 30, 2019 was approximately $57,000 as compared to $106,000 margin deficit for the three months ended September 30, 2018, the improvement was due to the increase in revenue of $79,000 offset by the increase in amortization of software development costs.

Operating Expenses:  General and administrative expenses, acquisition related costs and depreciation incurred during the three months ended September 30, 2019 were approximately $1,047,000, a significant reduction of approximately $110,000 when compared to the approximate figure of $1,157,000 incurred in the three months ended September 30, 2018.  The major reduction in costs related to consulting costs, due diligence and advisory costs incurred in the acquisitions undertaken in 2018.

Net Loss:  Net loss for continuing operations for the three months ended September 30, 2019 was approximately $1,145,000 as compared to net loss of approximately $1,284,000 for the same period in 2018. The decrease in net loss is mainly attributable to the decrease in general and administrative expenses, as discussed above.

Comparison of nine months ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2019	2018	Increase/ (decrease)	Percentage Change

Revenue	$130	$108	$22	20.4

Cost of revenue	(419)	(338)	(81)	(24.0)

Gross deficit	(289)	(230)	(59)	(25.7)

Operating expenses:

General and administrative	2,627	4,158	(1,531)	(36.8)
Acquisition costs	-	1,874	(1,874)	(100.0)
Depreciation	1	1	-	-

Total operating expenses	2,628	6,033	(3,405)	(56.4)

Loss from operations	(2,917)	(6,263)	3,346	53.4

Other income (expense)	485	(412)	897	217.7
Loss for the period for continuing operations	(2,432)	(6,675)	4,243	63.6

Loss for discontinued operations	(3,330)	(2,042)	(1,288)	(63.1)
Net loss	$(5,762)	$(8,717)	$2,955	33.9

Revenue: Our revenue for continuing operations for the nine months ended September 30, 2019 was approximately $130,000 as compared to approximately $108,000 for the nine months ended September 30, 2018, an increase of approximately $22,000, or 20.4%. The increase was due to license sales in Touchpoint Platform licenses.

Cost of Revenue: Cost of revenue for continuing operations was approximately $419,000 for the nine months ending September 30, 2019 as compared to $338,000 for the nine months ended September 30, 2018. The main reason for the increase was the amortization charge of software development costs.

Gross Deficit: Gross margin deficit for continuing operations for the nine months ended September 30, 2019 was approximately $289,000 as compared to a deficit of $230,000 for the nine months ended September 30, 2018, an increase of approximately $59,000. The increase was mainly due to the additional amortization charge of $81,000 offset by the increase in license revenue of $22,000 as set forth above.

Operating Expenses: Operating expenses for continuing operations, including general and administrative expenses, depreciation and acquisition costs were approximately $2,628,000 and $6,033,000 during the nine months ended September 30, 2019 and 2018, respectively. The reduction in operating costs primarily related to the acquisition costs and fundraising costs incurred in 2018 that were not incurred in the same period in 2019.

Net Loss: Net loss for continuing operations for the nine months ended September 30, 2019 was approximately $2,432,000 as compared to loss of approximately $6,675,000 for the same period in 2018. The net loss decrease was primarily due to the decrease in amortization charges, non-cash general and administrative expenses, and fundraising and acquisition costs.

Liquidity and Capital Resources

Nine Months Ended September 30, 2019 and September 30, 2018

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30, (in thousands)
	2019	2018
Net cash flows from continuing operations	(1,323)	(1,928)
Net cash flows from continuing investing activities	1,360	(109)
Net cash flows from continuing financing activities	721	2,189

Net cash used by operating activities of continuing operations decreased to $1,323,000 for the nine months ended September 30, 2019 from $1,928,000 for the same period in 2018. The decrease in cash used of approximately $605,000, was primarily as a result of a reduction in the losses incurred from continuing activities in the nine months ended September 30, 2019 compared to the same period in 2018.

Net cash raised from investing activities was approximately $1,360,000 in the nine months ended September 30, 2019 as compared to net cash used of $109,000 in the comparable period in 2018. The difference was primarily the $1,500,000 raised from the initial proceeds on the 2019 sale of the Company’s holding in Banana Whale Studios Pte Ltd.

Net cash generated in financing activities was approximately $721,000 for the nine months ended September 30, 2019 as compared to $2,189,000 for the nine months ended September 30, 2018. The cash generated from financing activities in the nine months ended September 30, 2019 was primarily from the loan from a related party whereas the net cash generated in the comparable period in 2018 was primarily generated from the sale of new shares of common stock, the exercise of common stock warrants and proceeds from convertible debt.

At September 30, 2019, the Company had cash of approximately $497,000 (excluding discontinued operations of approximately $2,000).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on April 15, 2019, which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the SEC before purchasing our securities.

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

TOUCHPOINT GROUP HOLDINGS INC.

Date: November 19, 2019	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)