Form 10-K
period 2019-12-31
Touchpoint Group Holdings Inc.
filed 2020-04-24
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36530

Touchpoint Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4300 Biscayne Blvd, Suite 203, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2.7 million as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.7525 per share, as reported on the OTCQB Market as adjusted for the 1-for-25 reverse split which took effect on September 26, 2019.

As of April 24, 2020, 25,688,386 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Introductory Note

Unless otherwise noted, references to the “Company” in this Annual Report on Form 10-K include Touchpoint Group Holdings, Inc. and all of its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements made in this Annual Report on Form 10-K, and in other materials that the Company has filed or may file with the Securities and Exchange Commission (the “SEC”), in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as any statements regarding the evaluation of strategic alternatives.  These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  These risks include, but are not limited to, risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; our ability to retain our managerial personnel and to attract additional personnel; competition; our ability to protect intellectual property rights, and any and other factors, including the risk factors identified in the documents we have filed, or will file, with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated herein by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the respective dates of this Annual Report on Form 10-K or the date of the document incorporated by reference in this Annual Report on Form 10-K. We expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

These and other matters the Company discusses in this Annual Report on Form 10-K, or in the documents it incorporates by reference into this Annual Report on Form 10-K, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Reverse Stock Split and Company Name Change

Following the approval of our stockholders at the Annual Meeting of Stockholders held on December 27, 2018, the Company amended its Certificate of Incorporation, as amended, to reflect a 1-for-25 reverse stock split. This reverse stock split took effect on September 26, 2019. The share amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

Also on September 26, 2019, the Company changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings Inc. The Company’s ticker symbol was also changed to “TGHI”.

ii

PART I

ITEM 1. BUSINESS

We are a holding company which, through our operating subsidiaries, is engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc. (considered dormant)	51%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc. (Discontinued Operations)	100%
●	Touchpoint Connect Limited (formed in September 2019)	100%
●	Browning Productions & Entertainment, Inc. (Disposed in February 2020)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summary Description of Core Business

Touchpoint Connect Limited (“TCL”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

TCL brings users closer to the action by enabling them to engage with clubs, favourite players, peers and relevant brands through features that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

TCL is available to a broad audience as a white label product. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Our Growth Strategy

In addition to growing the customer base of TCL, the Company will look at growth through the following methods:

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

Expanding our geographic presence:    We believe that by expanding our physical presence into select international regions, we will be better able to attract and retain internationally based brands as clients. With a physical presence outside of the U.S., we believe we can provide better customer service and offer local talent who can work more intimately with internationally based brands than we can from our offices in the U.S.

Expanding our talent roster:    We intend to continue to seek to attract and retain world-class creative and technical talent, thereby increasing our ability to win jobs and build brand equity through additional high quality creative content. We believe that our reputation and our client base will allow us to continue to attract top creative talent.

CORPORATE HISTORY

We were initially incorporated in Pennsylvania in 1972 as Coratomic, Inc. We changed our name six times thereafter, with the last name change in 2019 to Touchpoint Group Holdings, Inc. In addition, we changed our domicile from Pennsylvania to Delaware in 2013.

Our authorized capital is 200,000,000 shares of common stock, par value $0.0001 per share, and 50,0000,000 shares of preferred stock, par value $0.0001 per share. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares. As of April 24, 2020, 25,688,386 shares of our common stock are issued and outstanding and no preferred stock is issued and outstanding.

Disposal of a Controlling Interest in Banana Whale Studios Pte. Ltd.

On May 18, 2018, we entered into and consummated an Exchange Agreement (the “Exchange Agreement”) with Banana Whale Studios Pte. Ltd. and the founding shareholders of Banana Whale (the “Banana Whale Stockholders”), pursuant to which we acquired 51% of the outstanding shares (“Controlling Interest in Banana Whale”) of Banana Whale in exchange for a number of our shares of common stock to be based upon the earnings of Banana Whale. As a condition to closing the acquisition, Banana Whale Stockholders demanded and we deposited in escrow for their benefit 295,320 shares of our common stock (“OHGI Shares”) with a fair value of $4,983,000 as security for our obligation to issue such shares to which they may become entitled. If the number of shares to which the Banana Whale Stockholders become entitled is less than 295,320, the excess shares will be returned to us for cancellation. We also granted Banana Whale the right to use our secure messaging software. On February 4, 2019, we entered into and consummated an agreement (the “Agreement”) with Banana Whale and the Banana Whale Stockholders, pursuant to which we sold the Controlling Interest in Banana Whale in exchange for $2,000,000, consisting of $1,500,000 in cash and a $500,000 promissory note bearing interest at 5% per annum payable on December 31, 2019 (the “BWS Note”). Under the BWS Note, Banana Whale can prepay the BWS Note in whole or in part without premium or penalty. Pursuant to the BWS Note, the Banana Whale Stockholders agreed to guarantee the payments of all amounts due thereunder on a limited-recourse basis. On February 4, 2019, we also entered into a Pledge and Escrow Agreement with the Banana Whale Stockholders pursuant to which the Banana Whale Stockholders agreed to place the Controlling Interest in Banana Whale in escrow as security for payment of the BWS Note.

The Agreement also terminated certain of the remaining obligations under the Exchange Agreement, releasing us, Banana Whale and the Banana Whale Stockholders from their remaining obligations thereunder. In February 2020, the shares held in escrow were cancelled.

In December 2019, an agreement regarding the remaining amount due on the BWS Note was reached, pursuant to which the Company received $250,000 in December 2019 and the balance payable over the 2 years ending December 2021 whereby the Company will receive an amount equal to 25% of reported earnings before income tax, depreciation and amortization (“EBITDA”) each quarter up to a maximum amount of $250,000 in aggregate.

The Company realized a gain of $553,000 on the sale of its 51% interest in Banana Whale during the year ended December 31, 2019.

Disposal of Discontinued Operations

On October 22, 2018, we entered into an Exchange Agreement (“Browning Exchange Agreement”) pursuant to which we acquired a majority of the outstanding shares (the “Controlling Interest in Browning”) of Browning Productions &Entertainment, Inc. (“Browning”), from William J. Browning, the sole stockholder of Browning.

In exchange for the controlling interest in Browning, we paid Mr. Browning $10,000 and issued to him 12,000 shares of common stock, plus an additional number of shares of common stock which can be up to a maximum of 680,000 shares, determined by dividing two and a half times the net after tax earnings of Browning during the twelve month period ended December 31, 2019 by the average of the closing price of our common stock during the 10 consecutive trading days immediately preceding the end of 2019.

Though the terms of this transaction only required a $20,000 cash payment ($10,000 in cash under the non-binding letter of intent and $10,000 in cash under the Browning Exchange Agreement) to Mr. Browning, we were required to provide Browning with a working capital loan in an initial amount of $150,000, which is to be repaid out of the post-closing net profit of Browning, as well as earmark an additional $150,000 in cash for future investment in Browning (to assist in funding the future operations of Browning).

We had a right of first refusal to purchase the remaining shares of Browning.

During the year ended December 31, 2019, the Company decided to sell its interests in its subsidiaries, Love Media House Inc. (“Love Media”) and Browning. In connection with this determination, the Company concluded the intangible assets related to these subsidiaries were impaired. Accordingly, the Company recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

In February 2020, the Company concluded the sale of its majority interest in Browning for the following consideration;

●	The return of 89,334 shares in the Company held by William J. Browning for cancellation; and

●	The repayment to the Company of the advances made to Browning totaling $210,000 over a 24-month period ending January 31, 2022. To encourage early repayment by Browning, the Company has agreed to give additional debt reduction on the basis of $1.00 credit for every $1.00 paid during the first six months of the repayment term.

Currently, the Company is looking to negotiate a sale of its ownership interest in Love Media.

Recent Developments

The Company continues to seek cost-effective acquisitions in the sports and entertainment sectors that would be synergistic with the Touchpoint app and platform, enabling the livestreaming of content to fans. On February 12, 2020, the Company announced the signing of a Touchpoint licensing agreement with TV celebrity Joey Essex.

On April 6, 2020 the Company announced the signing of a Touchpoint licensing agreement with Russell Simmons company GDAS LLC.

The Company is in discussions with other athletes and other celebrities to enter into a Touchpoint license to enable them to engage with their fanbase with content.

Reverse Stock Split

Following approval of the Company’s stockholders at the Annual Meeting of Stockholders held on December 27, 2018, the Company amended its Certificate of Incorporation, as amended, to reflect a 1-for-25 reverse stock split. This reverse stock split took effect on September 26, 2019. The share amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

Corporate Information

Our principal executive offices are located at 4300 Biscayne Blvd., Miami, Florida 33137, and our telephone number at that location is (305) 420-6640. Our website is www.touchpointgh.com. The information contained on or connected to our website is not incorporated by reference into, and you must not consider the information to be a part of, this Annual Report on Form 10-K.

Our Strategy

The Company’s strategy is to grow the TCL business and to make acquisitions in the digital media, sports and entertainment space.

Employees

As of December 31, 2019, we had six employees, all of whom were full-time employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended December 31, 2019 and 2018, we reported losses from continuing operations of $3.3 million and $13.4 million, respectively, and negative cash flow from operating activities from continuing operations of $1.4 million and $3.0 million, respectively. As of December 31, 2019, we had an aggregate accumulated deficit of approximately $61.3 million. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. As a result of Touchpoint licensing agreements signed and forecast to be signed in 2020 we project to have positive cash flows during the second half of 2020 to fund operations from late 2020 onwards. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions; accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the two years ended December 31, 2019 that indicated that without obtaining sufficient additional equity or debt funding, there is a substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

We are a holding company and depend upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources to acquire a company;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

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

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States and the United Kingdom, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, the Company has seen delays in certain Touchpoint licensing agreements commencing operation which leads to subsequent delays in subscriptions being processed. All of the Company employees and management can operate from home whilst the stay-at-home orders remain in place.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal first, second and third quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Our executive officers do not reside in the United States.

Our U.S. stockholders would face difficulty in:

●	Effecting service of process within the United States on our executive officers, if considered necessary.

●	Enforcing judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the executive officers.

●	Enforcing judgments of U.S. courts based on civil liability provisions of U.S. federal securities laws in foreign courts against the executive officers.

●	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the executive officers.

Accordingly, persons contemplating an investment in our common stock should seriously consider these factors before making an investment decision.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers, our founders and other key employees, and in particular, Mark White, our Chief Executive Officer, and Martin Ward, our Chief Financial Officer. We rely on the leadership, knowledge and experience that our executive officers, founders and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition and results of operations.

The market for talent in our key areas of operations, including California and New York, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers, founders or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

We believe our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business could be harmed.

We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to attract and maintain new talent and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent and increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. Accordingly, if we are unable to maintain our corporate culture as we grow our business, this could have a material adverse effect on our business, results of operations or financial condition.

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

We could become involved in claims or litigations that may result in adverse outcomes.

From time-to-time we may be involved in a variety of claims or litigations. Such proceeding may initially be viewed as immaterial but could prove to be material. Litigations are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigations could involve significant expense and diversion of management’s attention and resources from other matters.

We may be unable to adequately safeguard our intellectual property, or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws with respect to our activities outside the United States.

We distribute our products to locations within and outside the United States as well as operate our business within and outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

We rely on third parties to provide services in connection with our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business, financial condition and results of operations.

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point of sale system), software development and support, select marketing services, employee benefits servicing and video production and distribution. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY.

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

The issuance of a large number of shares of our common stock could significantly dilute existing stockholders and negatively impact the market price of our common stock.

On August 5, 2019 (“Closing Date”), the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”), dated as of July 18, 2019, with Crown Bridge Partners, LLC (“Crown Bridge”) providing that, upon the terms and subject to the conditions thereof, Crown Bridge is committed to purchase, on an unconditional basis, shares of common stock (“Put Shares”) at an aggregate price of up to $10,000,000 over the course of its term. Pursuant to the terms of the Equity Purchase Agreement, the purchase price for each of the Put Shares equals 82% of the lesser of the (i) “Market Price,” which is defined as the lowest traded price for any trading day during the 15 trading days immediately preceding the respective Put Date, or (ii) “Valuation Price,” which is defined as the lowest traded price during the seven trading days following the clearing date associated with the applicable put notice (“Put Notice”). As a result, if we sell shares of common stock under the Equity Purchase Agreement, we will be issuing common stock at below market prices, which could cause the market price of our common stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of common stock under the Equity Purchase Agreement at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution.

Crown Bridge may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing stockholders.

Pursuant to the Equity Purchase Agreement, we are prohibited from delivering a Put Notice to Crown Bridge to the extent that the issuance of shares would cause Crown Bridge to beneficially own more than 4.99% of our then-outstanding shares of common stock. These restrictions, however, do not prevent Crown Bridge from selling shares of common stock received in connection with the $10,000,000 Crown Bridge equity line (the “Equity Line”) and then receiving additional shares of common stock in connection with a subsequent issuance. In this way, Crown Bridge could sell more than 4.99% of the outstanding shares of common stock in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of common stock. Additionally, we do not have the right to control the timing and amount of any sales by Crown Bridge of the shares issued under the Equity Line.

Our common stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or attain and maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will no longer be classified as a “penny stock” in the future.

As a result of our failure to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting has weaknesses and conditions that require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 4,132,600 shares of our common stock outstanding as of December 31, 2019, approximately 2,803,942 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Provisions of our certificate of incorporation, as amended, and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation, as amended, and our bylaws, as amended, may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. Further, our certificate of incorporation, as amended, authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We do not currently own any real property. As at December 31, 2019 we leased the following offices:

Location	Approximate size	Approximate monthly rent

Hong Kong	150 sq.ft.	$1,900
USA	1000 sq.ft.	$1,400
UK	150 sq.ft.	$1,250

ITEM 3. LEGAL PROCEEDINGS

The Company has received a claim from the landlord of a property leased by Maham LLC, a possible acquisition target, under which the Company is a guarantor. The Company’s legal counsel has responded to the claim, denying the claim and requesting additional information.

The Company has also been served a claim from the former management of Love Media regarding a claim for unpaid wages. The Company disputes the validity of their claim in its entirety.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol, “TGHI.” Prior to October 23, 2019, our common stock was quoted on the OTCQB under the symbol, “OHGI.” Prior to March 8, 2019, our common stock was listed on the Nasdaq Capital Market (the “Nasdaq”). Our common stock commenced trading on the Nasdaq on July 9, 2014 under the ticker symbol, “OHGI.” On February 26, 2019, Martin Ward, Chief Financial Officer of the Company, approved the voluntary termination of the listing of our common stock on the Nasdaq. On March 8, 2019, the Company filed an application on Form 25 with the SEC to voluntarily terminate its Nasdaq listing. The delisting from the Nasdaq became effective on March 8, 2019.

Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the period indicated. For periods after March 8, 2019, the bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
June 30, 2020 (1)	$0.0245	$0.013
March 31, 2020	$0.148	$0.01

December 31, 2019	$0.2502	$0.0551
September 30, 2019	$0.7549	$0.0211
June 30, 2019 (2)	$1.80	$0.7025
March 31, 2019	$0.18	$0.03

December 31, 2018	$0.43	$0.07
September 30, 2018	$0.54	$0.17
June 30, 2018	$1.26	$0.49
March 31, 2018	$3.03	$0.84

(1)	Through April 23, 2020.
(2)	On March 8, 2019, following our application to terminate or Nasdaq listing, Nasdaq suspended our common stock from trading on the Nasdaq and the OTCQB commenced the quotation of our common stock.

On April 23, 2020, the closing price of our common stock on the OTCQB was $0.012.

Record Holders

As of April 23, 2020, we had approximately 271 record holders of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. We have not declared or paid any dividends on our common stock, during the periods included in this Annual Report on Form 10-K, and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

On December 27, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company. No options were issued during the years ended December 31, 2019 or 2018, and there were no options outstanding as at December 31, 2019 or 2018.

Sales of Unregistered Equity Securities

On May 16, 2019, the Company entered into an agreement amendment with Browning regarding the original acquisition pricing and issued 150,000 shares to Browning.

On July 11, 2019, the Company issued 200,000 shares of common stock to One Percent Investments Inc. for consultancy services.

On July 31, 2019 and December 5, 2019, the Company issued 566,000 shares of common stock to Crown Bridge Partners as a commitment fee for the equity purchase agreement.

On August 2, 2019, the Company issued 179,104 shares of common stock to Labrys Fund LP as security for the cash advance. These shares were returned in February 2020 for cancellation following repayment of the advance by the Company.

On August 20, 2019, the Company issued 100,000 shares of common stock to Scott Mahoney for consultancy services.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(2) of the Securities Act.

Repurchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter of 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2019 and 2018. The following discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.” You also should specifically consider the various risk factors identified in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a holding company which, through our operating subsidiaries, is engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

The Company has the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc. (considered dormant)	51%
●	One Horizon Hong Kong Ltd	100%
●	Horizon Network Technology Co. Ltd	100%
●	Love Media House, Inc. (Discontinued Operations)	100%
●	Touchpoint Connect Limited (formed in September 2019)	100%
●	Browning Productions & Entertainment, Inc. (Discontinued Operations and sold in February 2020)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summary Description of Core Business

Touchpoint Connect Limited (“TCL”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

TCL brings users closer to the action by enabling them to engage with clubs, favourite players, peers and relevant brands through features that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

TCL is available to a broad audience as a white label product. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Disposal of Discontinued Operations

On October 22, 2018, we entered into an Exchange Agreement (“Browning Exchange Agreement”) pursuant to which we acquired a majority of the outstanding shares (the “Controlling Interest in Browning”) of Browning Productions &Entertainment, Inc. (“Browning”), from William J. Browning, the sole stockholder of Browning.

In exchange for the controlling interest in Browning, we paid Mr. Browning $10,000 and issued to him 12,000 shares of common stock, plus an additional number of shares of common stock which can be up to a maximum of 680,000 shares, determined by dividing two and a half times the net after tax earnings of Browning during the twelve month period ended December 31, 2019 by the average of the closing price of our common stock during the 10 consecutive trading days immediately preceding the end of 2019.

Though the terms of this transaction only required a $20,000 cash payment ($10,000 in cash under the non-binding letter of intent and $10,000 in cash under the Browning Exchange Agreement) to Mr. Browning, we were required to provide Browning with a working capital loan in an initial amount of $150,000, which is to be repaid out of the post-closing net profit of Browning, as well as earmark an additional $150,000 in cash for future investment in Browning (to assist in funding the future operations of Browning).

We had a right of first refusal to purchase the remaining shares of Browning.

During the year ended December 31, 2019, the Company decided to sell its interests in its subsidiaries, Love Media House Inc. (“Love Media”) and Browning. In connection with this determination, the Company concluded the intangible assets related to these subsidiaries were impaired. Accordingly, the Company recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

In February 2020, the Company concluded the sale of its majority interest in Browning for the following consideration;

●	The return of 89,334 shares in the Company held by William J. Browning for cancellation; and

●	The repayment to the Company of the advances made to Browning totaling $210,000 over a 24-month period ending January 31, 2022. To encourage early repayment by Browning, the Company has agreed to give additional debt reduction on the basis of $1.00 credit for every $1.00 paid during the first six months of the repayment term.

Currently, the Company is looking to negotiate a sale of its ownership interest in Love Media.

COVID-19 Effects

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States and the United Kingdom, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, the Company has seen delays in certain Touchpoint licensing agreements commencing operation which leads to subsequent delays in subscriptions being processed. All of the Company employees and management can operate from home whilst the stay-at-home orders remain in place.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal first, second and third quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time

For the fiscal years ended December 31, 2019 and 2018, we our continuing operations generated revenues of $170,000 and $306,000, respectively; and reported net losses of $3,298,000 and $13,413,000, respectively, and negative cash flow from continuing operating activities of $1,431 and $2,973,000, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $61.3 million and recurring losses from operations as of December 31, 2019. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that unless there is additional equity or debt funding in 2020, there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2019 and 2018.

Comparison of years ended December 31, 2019 and 2018 (in thousands) excluding discontinued items.

	For the Years Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2019	2018	(decrease)	Change

Revenue	$170	$306	$(136)	(44.4)%

Cost of revenue
Software and production costs	4	—	4	N/A
Amortization of intangible assets	553	1,982	(1,429)	(72.1)%
	557	1,982

Gross deficit	(387)	(1,676)	(1,289)	(76.9)%

Operating Expenses

General and administrative	3,321	6,642	(3,321)	(50.0)%
Acquisition services	-	1,874	(1,874)	N/A
Depreciation	1	1	-	%
Impairment charge	-	3,761	(3,761)	N/A
Total Operating Expenses	3,322	12,278	(8,956)	(72.9)%

Loss from Operations	(3,709)	(13,954)	(10,245)	(73.4)%

Other Income(expense)
Interest expense	(87)	(428)	(341)	(79.7)%
Other Income	553	968	(415)	(42.9)%
Loss on disposal of investment	(50)	-	(50)	N/A
Foreign currency exchange (losses) gains	(5)	1	(6)	(600.0)%
	411	541

Loss from continuing operations	$(3,298)	$(13,413)	(10,115)	(75.4)%

Revenue: Our revenue for continuing operations for the year ended December 31, 2019 was approximately $170,000 as compared to approximately $306,000 for the year ended December 31, 2018, a decrease of approximately $136,000 or 44.4% due to a reduction in revenue generating contracts.

Cost of Revenue: Cost of revenue is primarily the amortization of intangible assets relating to subsidiaries acquired together with intellectual property associated with the secure messaging.

Gross Deficit:  Gross deficit for the year ended December 31, 2019 was approximately $387,000 as compared to $1,676,000 for the year ended December 31, 2018. The decreased deficit is primarily due to the decrease in amortization.

Operating Expenses: Operating expenses including general and administrative expenses, consultancy expenses, depreciation and impairment charges were approximately $3.3 million for the year ended December 31, 2019, as compared to approximately $12.3 million, for the same period in 2018, a decrease of approximately $9.0 million or 73%. The decrease in expenses primarily arose due to decreases in consulting costs, acquisition costs and impairment charges.

Other Income (Expense): Net other income totaled approximately $0.4 million for the year ended December 31, 2019 as compared to approximately $0.5 million in the year ended December 31, 2018, a decrease of approximately $124,000. The decrease in net other income is due primarily to a decrease in interest expense charges and other income recognized from the planned disposition of Banana Whale.

Net Loss: Net loss from continuing operations for the year ended December 31, 2019 was approximately $3.3 million as compared to a net loss from continuing operations of $13.4 million for the same period in 2018.  Going forward, management believes the Company will continue to grow the business and increase profitability through acquisitions.

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

Years Ended December 31, 2018 and December 31, 2018

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2019	2018
Net cash used in operating activities from continuing operations	(1,431)	(2,973)
Net cash used in operating activities from discontinued operations	(633)	(1,058)
Net cash provided (used) in investing activities from continuing operations	1,660	(205)
Net cash used in investing activities from discontinued operations	(77)	(5)
Net cash provided by financing activities from continuing operations	291	3,516
Net cash provided by financing activities from discontinued operations	69	301

Net cash used by operating activities from continuing operations was approximately $1.4 million for the year ended December 31, 2019 as compared to approximately $3.0 million for the same period in 2018. The decrease in cash used in operating activities from continuing operations is largely due to the decrease in cash expenditures in 2019 as compared to 2018 related to the fundraising and management activities.

Net cash provided by investing activities from continuing operations was approximately $1.7 million for the year ended December 31, 2019 as compared to net cash used of approximately $0.2 million. Net cash provided by investing activities was primarily the disposal of the interest in Banana Whale Studios PTE LTD.

Net cash provided by financing activities from continuing operations amounted to approximately $0.3 million for 2019 and $3.5 million for 2018. Cash provided by financing activities in 2019 and 2018 was primarily from the sale of common stock and exercise of warrants, net of related costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Together with our critical accounting policies set forth below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2019.

Revenue Recognition

1.	Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services are recognized as the services are provided and charged.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases,” which created a new Topic, Accounting Standards Codification Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019 and was adopted by the Company for the year beginning January 1, 2019. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact, as the Company has no leasing arrangements with terms greater than one year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 304 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including the independent registered public accounting firm’s report on our financial statements, are included beginning at page F-1 immediately following the signature page of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that due to the deficiency in the internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors (notably, the Audit Committee thereof), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Due to a lack of accounting personnel, the Company’s inability to segregate various accounting functions, lack of a control function over original documentation of agreements, and a lack of a documented control environment with respect to our operating entities, management has concluded that there was a material weakness in our internal control environment based on these matters and has concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Entry into a Material Definitive Agreements & Unregistered Sales of Equity Securities

Catalyst Corporate Solutions, LLC Consulting Agreement

On August 5, 2019, the Company entered into a Consulting Agreement (the “Catalyst Agreement”) between the Company and Catalyst Corporate Solutions, LLC (“Catalyst”). Pursuant to the terms of the Catalyst Agreement, the Company retained Catalyst to (i) assist the Company with its plans to expand its business; and (ii) furnish additional ongoing management and business consulting services aimed at enhancing Company’s business (collectively, the “Catalyst Consulting Services”).

The Catalyst Agreement had a term of six months, but the Company had the right to cancel the Catalyst Agreement by providing 30 days’ written notice to Catalyst. Notwithstanding, in the event of a termination notice, all of the compensation mentioned in the Catalyst Agreement and issued to Catalyst up to and including 15 days following the termination notice will be deemed earned (or immediately due and payable). The Catalyst Agreement provides that Catalyst will not be issued, at any time during the term of the Catalyst Agreement or any extension thereof, such number of shares of Company common stock that would result in beneficial ownership by Catalyst and its affiliates of more than 9.99% of the outstanding shares of Company common stock.

In order to incentivize Catalyst to enter into the Catalyst Agreement and to provide the Catalyst Consulting Services and for other good and valuable consideration, the Company agreed to issue and immediately and irrevocably deliver to Catalyst 2,500,000 restricted shares of Company common stock.

Catalyst Corporate Solutions, LLC Accord and First Amended Consulting Agreement

On April 21, 2020, the Company entered into the Accord and First Amended Consulting Agreement (the “Amended Catalyst Agreement”), dated as of April 16, 2020, by and between the Company and Catalyst. The Amended Catalyst Agreement amends the Catalyst Agreement. Pursuant to the terms of the Amended Catalyst Agreement, Catalyst agreed to provide the Consulting Services until October 15, 2020 in exchange for issuance by the Company of 5,000,000 shares of Company common stock.

In addition, pursuant to the terms of the Catalyst Agreement, the parties agreed that the 2,500,000 shares that were issued would not be subject to a reverse split. As previously disclosed, on September 26, 2019, the Company effected a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Split”). Pursuant to the terms of the Amended Catalyst Agreement, the Company agreed to issue to Catalyst an additional 2,400,000 shares of Company common stock as a corrective share issuance that the parties agreed was fully earned by Catalyst as of August 20, 2019.

Convertible Note

On November 21, 2019, the Company issued a convertible note (the “Convertible Note”) to Bespoke Growth Partners, Inc. (“Bespoke”) in the principal amount of $300,000. The Convertible Note is payable in full on May 21, 2020 and bears interest at the rate of 20% per annum. Accrued interest on the Convertible Note is payable each month on the 30-day anniversary of the issue date. The Convertible Note carries an original issue discount of $100,000; Accordingly, the purchase price of the Convertible Note is $200,000. The Convertible Note may not be prepaid in whole or in part except as set forth in the Convertible Note. Any amount of principal or interest on the Convertible Note which is not paid when due shall bear interest at the rate of the lesser of 28% per annum or the maximum amount permitted under applicable law from the due date until paid. The Convertible Note may be convertible into shares of the Company’s common stock at any time only following an event of default at a price per share of 50% (representing a 50% discount) of the lowest one trading price for the Company’s common stock during the 20-trading day period ending on the last complete trading day prior to the date of conversion.

Quantum Lexicon Consulting Agreement

On April 20, 2020, the Company entered into a Consulting Agreement (“Quantum Agreement”), dated as of April 16, 2020, by and between the Company and Quantum Lexicon (“Quantum”). Pursuant to the terms of the Quantum Agreement, the Company retained Quantum to (i) assist the Company with its plans to grow its business; and (ii) furnish additional ongoing management and business consulting services aimed at enhancing the Company’s business (collectively, the “Quantum Consulting Services”).

The Quantum Agreement had a term of six months, but the Company had the right to cancel the Quantum Agreement by providing 30 days’ written notice to Quantum. Notwithstanding, in the event of a termination notice, all of the compensation mentioned in the Quantum Agreement and issued to Quantum up to and including 15 days following the termination notice will be deemed earned (or immediately due and payable). The Quantum Agreement provides that Quantum will not be issued, at any time during the term of the Quantum Agreement or any extension thereof, such number of shares of Company common stock that would result in beneficial ownership by Quantum and its affiliates of more than 9.99% of the outstanding shares of Company common stock.

In order to incentivize Quantum to enter into the Quantum Agreement and to provide the Quantum Consulting Services and for other good and valuable consideration, the Company agreed to issue and immediately and irrevocably deliver to Quantum 2,000,000 restricted shares of Company common stock.

With regard to any acquisition of a company introduced by Quantum that results in ownership by the Company of not less than 20% of such company, the Company agreed to compensate Quantum within three business days of closing of such transaction by that amount of cash that equates to 5% of the anticipated total purchase price or deal value or that amount of Company stock that equates to 7.5% of the anticipated purchase price or deal value.

The foregoing descriptions of the Catalyst Agreement, the Amended Catalyst Agreement and the Quantum Agreement are qualified in their entirety by reference to such Catalyst Agreement, Amended Catalyst Agreement, Convertible Note and Quantum Agreement, copies of which are filed as Exhibits 10.45, 10.46, 10.47 and 10.48, respectively, to this Annual Report on Form 10-K.

On April 24, 2020, the Company issued an aggregate of 5,000,000 shares to an employee in advance of stock awards due to him. The Company claims an exemption from the registration requirements of the Securities Act for the private placement of the securities issued to this employee and to Catalyst and Quantum pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the recipients are accredited investors, the recipients acquired the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this Annual Report on Form 10-K. Our directors are elected by our stockholders at annual meeting of the stockholders and serve until the next annual meeting of the stockholders or, in absence of such annual meeting, until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Directors and Executive Officers

Name	Age	Position

Mark White	59	President, Chief Executive Officer and Director

Martin Ward	62	Chief Financial Officer and Director

Nicholas Carpinello	70	Director

Nalin Jay	43	Director

Robert Law	69	Director

Aling Zhang	62	Director

Pengfei Li	32	Director

Biographical information concerning the directors and executive officers listed above is set forth below.

Mark White.  Mr. White was appointed as President, Chief Executive Officer and a director of the Company on September 8, 2017. Mr. White founded and became Chief Executive Officer of a predecessor of the Company, One Horizon Group PLC, in 2004 and served as Chief Executive Officer and a Director of One Horizon Group, Inc. from 2012 to 2014. His entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 25 years.

He founded Next Destination Limited in 1993, the European distributor for Magellan GPS and satellite products, and sold the business in 1997. Prior to that, Mr. White was Chief Executive Officer for Garmin Europe, where he built up the company’s European distribution network.

Apart from his product and technical knowledge, Mr. White has a wealth of experience in corporate finance. He has led in excess of 25 merger and acquisition transactions and associated funding and financing rounds and has successfully transformed numerous company’s fortunes on both the private and public markets.

Martin Ward. Mr. Ward has served as Chief Financial Officer and a director of the Company since 2012, and as Chief Financial Officer and Company Secretary of One Horizon Group and its predecessor since 2004.  During that time, he has overseen the Company’s United Kingdom arm float on the London AIM market and in 2012 merge with an OTC market company that was uplisted the NASDAQ Capital Market in 2014. Mr. Ward is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”) and qualified as a Chartered Accountant in 1983.

Nicholas Carpinello. Mr. Carpinello has served as a member of the Board of Directors since 2013.  He is an Independent Director of the Company and is the Chairman of the Audit Committee and a member of the Compensation and the Nomination & Governance Committees. He has been the owner of Carpinello Enterprises LLC d/b/a Cottman Transmission Center, a U.S. nationwide auto service franchise since 2004.  Mr. Carpinello’s years of professional experience are extensive and include experience as CFO and Treasurer with multinational public and private manufacturers of armored vehicles and, later in his career, CFO of privately-held companies in the computer science field. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BA degree in Accounting from the University of Cincinnati.

Nalin Jay. Mr. Jay was appointed as a director in 2019 and has many years’ experience in corporate finance and management consultancy.  Currently, he heads up Carnegie Stewart, a strategic, financial and management consultancy business that he founded in 2011. Clients include several major law firms, such as Allen & Overy, Linklaters, White & Case and Freshfields as well as major corporations such as Bank of America Merrill Lynch, Starwood Hotels, Grosvenor, Gammon Construction and Brown Brothers Harriman.

In addition, Mr. Jay has a long and successful track record in sports, where he has advised a number of Premier League and Championship teams on issues ranging from player acquisition, global sponsorship (with a particular focus on Asia), player and team performance and corporate strategy. Carnegie Stewart’s sporting clients have included Lee Grant, Gianfranco Zola, Aaron Ramsey, Ole Solskjaer, and Roberto Martinez.

Mr. Nalin is a graduate of the London School of Economics and a non-practising Barrister and Member of Lincoln’s Inn.

Robert Law. Mr. Law has served as a member of the Board of Directors since 2013.  He is an Independent Director of the Company and is the Chairman of the Compensation Committee and a member of the Nomination & Governance and the Audit Committees. From 1990 until 2016, Mr. Law has served as chief executive officer of Langdowns DFK Limited (“Langdowns”), a United Kingdom-based accounting, tax and business advisory firm, and has been the chief executive officer of Southern Business Advisers LLP (“Southern Business Advisers”), a United Kingdom-based business associated with Langdowns that also offers accounting, tax and business advisory services. Mr. Law is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”) and is a member of the Valuation and Information Technology Faculties of the ICAEW. Mr. Law qualified as a Chartered Accountant in 1976.

Ajing Zhang. Mr. Zhang was appointed as a director in 2019. He was managing director of Shanghai Suonengderui Energy Science and Technology Development Co., Ltd. from 2011 to 2018. From 2010 to 2011, he was Executive Deputy General Manager of China Energy Conservation and Environmental Protection Shanghai Company. From 2006 to 2010, he was Deputy General Manager of Shanghai Citelum Kighting Design Co. Ltd. From 2003 to 2006, he was Assistant General Manager of Oriental Pearl Group Co., Ltd. From 1992 to 2003, he was Assistant General Manager and Financial Manager of Oriental Pearl Taxi Co., Ltd. From 1989 to 1992, he was Finance Supervisor of Shanghai Qichongtian Hotel. Mr. Zhang received a Bachelor’s degree from Shanghai Lixin College of Accounting in 1987 (where he majored in Accounting), a postgraduate degree from East China Normal University in 1999 (where he majored in Economic Information Management) and a Master’s degree from Macau University of Science and Technology in 2004 (where he majored in Business Administration Management).

Pengfei Li. Mr. Li was appointed as a director in 2019. He has been Investment Director of Dachao Asset Management (Shanghai) Co., Ltd., of which Mr. Wu is Chairman, since 2018. From 2015 to 2017, he was Assistant resident of Shanghai Lighter Capital Management Co., Ltd. From 2013 to 2015, he was Investment Manager of Shanghai Fosun Hiogh Technology (Group) Co., Ltd/Shanghai Yuyuan Gold and Jewelry Group Ltd. Mr. Li received a Bachelor’s degree from Shanghai University of Engineering Science in 2011 (where he majored in International Economics and Trade) and a Master of Science degree from the University of Brighton (United Kingdom) in 2013 (where he majored in MSc Finance and Investment).

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

Compensation of Directors

Non-employee directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Employee directors do not receive any compensation for their services as directors. All of our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid or where unpaid, accrued by us in 2019 to each of our non-employee directors.

Name	Fees Earned, Accrued or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Robert Law	16,000	0	0	0	0	0	16,000
Richard Vos (1)	14,666	0	0	0	0	0	14,666
Nalin Jay (2)	1,000	0	0	0	0	0	1,000

(1)	Mr. Vos resigned his position as a member of the Board of Directors on December 12, 2019.
(2)	Mr. Jay was appointed as a member of the Board of Directors on December 12, 2019.

Independent Directors

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Nalin Jay are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

The Board of Directors held seven meetings during the fiscal year ended December 31, 2019. During 2019, more than 75% of the directors attended aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at touchpointgh.com under the heading “Investor Relations.” As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets and ceased trading on Nasdaq.

Audit Committee

Our Audit Committee consists of Messrs. Carpinello, Law and Jay, each of whom is independent. The Audit Committee held 4 meetings during 2019 and acted by written consent X times. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Carpinello is the Chairman of our audit committee.

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

A copy of current charter of Audit Committee is available on the Company’s website at http://content.stockpr.com/onehorizongroup/media/6f6926ac07f2526da1eaa0d94f84c6d7.pdf.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Carpinello, Law and Jay are members of the Nominating and Corporate Governance Committee. Mr. Jay serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held 4 meetings during 2019 and acted by written consent X times. The Nominating and Corporate Governance Committee operates under a written charter.

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

A copy of current charter of Nominating and Corporate Governance Committee is available on the Company’s website at http://content.stockpr.com/onehorizongroup/media/8eccadeceb1ccc10b249cc5ab2456058.pdf.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Carpinello, Law and Jay are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Law is the Chairman of Compensation Committee. The Compensation Committee held 4 meetings during 2019 and acted by written consent X times.

As required by Rule 10C-1(b)(2), (3) and (4)(i)(vi) under the Exchange Act, our Compensation Committee has, among the others, the following responsibilities and authority.

●	The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.

●	The compensation committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the compensation committee or said group.

●	The Company must provide for appropriate funding, as determined by the compensation committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the compensation committee or said group.

●	The compensation committee select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee or said group, other than in-house legal counsel, only after conducting an independence assessment with respect to the adviser as provided for in the Exchange Act.

A copy of current Charter of Compensation Committee is available on the Company’s website at http://content.stockpr.com/onehorizongroup/media/abf14232f92dbd65d5ee4c83d7b1fa3b.pdf.

Code of Ethics

Our board of directors has adopted a Policy Statement on Business Ethics and Conflicts of Interest (“Code of Ethics”) applicable to all employees, including the Company’s chief executive officer and chief financial officer. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at  http://content.stockpr.com/onehorizongroup/media/250c1db923f658aca6cc69dfc35c7f89.pdf.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2019 all of our officers, directors, and beneficial owners of more than 10% of our outstanding shares of common stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act, except as follows: Mr. Jay failed to file a Form 3 in connection with his appointment in December 2019.

Stockholder Communications

TGHI stockholders who want to communicate with our Board or any individual director can write to:

Touchpoint Group Holdings, Inc.

4300 Biscayne Blvd, Suite 203

Miami FL 33137

Attn: Board Administration

Your letter should indicate that you are a Touchpoint stockholder.  Depending on the subject matter, management will:

●	Forward the communication to the Director or Directors to whom it is addressed;

●	Attempt to handle the inquiry directly, for example where it is a request for information about TGHI or it is a stock-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

At each Board meeting, a member of management presents a summary of all communications received since the last meeting that were not forwarded and makes those communications available to the Directors on request.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for the periods indicated, the total compensation awarded to, earned by or paid to each person who served as the principal executive officer during the fiscal year ended December 31, 2019 and each other executive officer whose total compensation awarded to, earned by or paid to such other executive officer for 2019 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (together, the “Named Executive Officers”).

2019 Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark White CEO (1)	2019	480,000	0	0	0	0	0	0	480,000
	2018	480,000	0	0	0	0	0	0	480,000
Martin Ward, CFO (2)	2019	240,000	0	0	0	0	0	0	240,000
	2018	240,000	0	0	0	0	0	0	240,000

For the two years ended December 31, 2019 and 2018, Mr. White’s and Mr. Ward’s salaries were either paid or accrued in U.S. Dollars.

We have entered into an employment agreement with Mark White which continues for an initial term through July 31, 2022, and which automatically renews for one-year terms thereafter, subject to the rights of both parties to terminate the agreement. Mr. White’s employment agreement provided for a signing grant of 1,600,000 shares of the Company’s common stock, an annual salary of $480,000 per annum, an annual bonus to be determined by the Board and an acquisition bonus whereby Mr. White will receive additional shares each time the Company completes an acquisition of a new business. Mr. White’s agreement contains customary non-disclosure and non-compete provisions which are operative during the term of his agreement and for one year thereafter. Mr. White’s agreement provides for severance of one year’s salary if his agreement is terminated by the Company without cause or in the event of a change in control of the Company. In addition, we have agreed that upon termination of Mr. White’s employment agreement, upon request we would register our shares of common stock then held by him for sale under the Securities Act.

We have entered into an employment agreement with Martin Ward which continues for an initial term through July 31, 2022, and which automatically renews for one-year terms thereafter, subject to the rights of both parties to terminate the agreement. Mr. Ward’s employment agreement provides for an annual salary of $240,000 per annum and an annual bonus to be determined in accordance with a program to be developed by the Board of Directors. Mr. Ward’s agreement contains customary non-disclosure and non-compete provisions which are operative during the term of his agreement and for one year thereafter. Mr. Ward’s agreement provides for severance of one year’s salary if his agreement is terminated by the Company without cause or in the event of a change in control of the Company. In addition, we have agreed that upon termination of Mr. Ward’s employment agreement, upon request we would register our shares of common stock then held by him for sale under the Securities Act.

Elements of Compensation

Mark White and Martin Ward were provided with the following primary elements of compensation in 2019 and 2018:

Base Salary

Mark White and Martin Ward received a fixed base salary in an amount determined by the Compensation Committee based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;

●	The officer’s expertise, demonstrated leadership ability and prior performance;

●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

●	The competitiveness of the market for the officer’s services.

Mark White’s and Martin Ward’s base salary for 2019 and 2018 is listed in “—2019 Summary Compensation Table.”

Equity Awards – Years Ended 2019 and 2018

We did not grant any equity awards to Mark White and Martin Ward during 2019 and 2018.

Outstanding Equity Awards at 2019 Year-End

As of December 31, 2019, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Other Benefits

We did not pay any other benefits or perquisites to Mark White and Martin Ward during years ended 2019 and 2018.

Pension Benefit

None during years ended 2019 and 2018.

Nonqualified Deferred Compensation

None during years ended 2019 and 2018.

Retirement/Resignation Plans

None during years ended 2019 and 2018.

Equity Incentive Plan

Introduction

On February 1, 2018, our Board of Directors adopted the 2018 Plan, which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2018 Plan initially authorized the issuance of up to 5,000,000 shares.

On November 2, 2018 and December 27, 2018, our Board of Directors and our shareholders, respectively, amended the 2018 Plan to increase the number of shares authorized to be issued to up to 15,000,000 shares; provided that as of February 1 of each fiscal year commencing February 1, 2020 and ending on February 1, 2027, the number of shares available for all awards under the Plan shall automatically be increased by an amount equal to the lesser of (i) 5,000,000 shares of common stock or the equivalent of such number of shares after the plan administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the terms of the 2018 Plan; (ii) 5% of the number of outstanding shares of common stock on such date; and (iii) an amount determined by the Board. Any reverse stock split, if approved and effected, will not reduce the number of shares available under the 2018 Plan.

We adopted the 2018 Plan to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates. The material features of the 2018 Plan are outlined below. This summary is qualified in its entirety by reference to the complete text of the 2018 Plan. Stockholders are urged to read the actual text of the 2018 Plan in its entirety, which has been filed with the SEC.

Summary of the 2018 Plan

Shares Available for Awards

The total number of shares of our common stock that may be subject to awards under the 2018 Plan is 15,000,000 shares; provided that as of February 1 of each fiscal year commencing February 1, 2020 and ending on February 1, 2027, the number of shares available for all awards under the 2018 Plan shall automatically be increased by an amount equal to the lesser of (i) 5,000,000 shares of common stock or the equivalent of such number of shares after the plan administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the terms of the 2018 Plan; (ii) 5% of the number of outstanding shares of common stock on such date; and (iii) an amount determined by the Board. Under the 2018 Plan, the terms and number of options or other awards to be granted in the future are to be determined in the discretion of the plan administrator. No determination has been made regarding awards or grants under the 2018 Plan, or as to the benefits or amounts that will be received by or allocated to our non-employee directors, executive officers and other eligible employees under the 2018 Plan. Our only other equity incentive plan is the 2013 Equity Incentive Plan (the “2013 Plan”). As of December 31, 2019, under the 2013 Plan, 20,000 shares remain available for grant. However, the Company does not intend to grant any additional awards under the 2013 Plan.

Limitations on Awards

The plan administrator may, in its discretion, proportionately adjust the number of shares covered by each outstanding Award, and the number of shares which have been authorized for issuance under the 2018 Plan but as to which no Awards have yet been granted or which have been returned to the 2018 Plan, the exercise or purchase price of each such outstanding Award, as well as any other terms that the plan administrator determines require adjustment for (1) any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, (2) any other increase or decrease in the number of issued shares effected without receipt of consideration by the Company, or (3) as the 2018 Plan administrator may determine in its discretion, any other transaction with respect to common stock to which Section 424(a) of the Internal Revenue Code of 1986, as amended (the “Code”), applies. Such adjustment shall be made by the plan administrator and its determination shall be final, binding and conclusive.

Eligibility

The persons eligible to receive awards under the 2018 Plan consist of officers, directors, employees, and consultants of our company and those of our affiliates. An employee on leave of absence may be considered as still in our employ or in the employ of an affiliate for purposes of eligibility under the 2018 Plan.

Administration

The 2018 Plan is administered by our Compensation Committee or other committee appointed by our Board of Directors, or in the absence of any such committee, the Board of Directors (together, our Board of Directors and any committee(s) delegated to administer the 2018 Plan, including the Compensation Committee, are referred to as the “plan administrator”).  The Compensation Committee, or such other committee appointed from time to time by the Board of Directors to administer the 2018 Plan, is intended to consist of three or more Non-Employee Directors, each of whom will be, to the extent required by Rule 16b-3 under the Exchange Act and the rules of the Financial Industry Regulatory Authority, a non-employee director as defined in Rule 16b-3, an “outside director” as defined under Section 162(m) of the Code and an “independent” director within the meaning of NYSE American Rule 303A.02. If for any reason the plan administrator does not meet the requirements of Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, the validity of the awards, grants, interpretation or other actions of the plan administrator will not be affected. The plan administrator has the full authority to select those individuals eligible to receive awards and the amount and type of awards. Subject to the terms of the 2018 Plan, the plan administrator is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2018 Plan, and make all other determinations that may be necessary or advisable for the administration of the 2018 Plan. The plan administrator may amend the terms of outstanding awards, in its discretion; provided that any amendment that adversely affects the rights of the award recipient must receive the approval of such recipient.

Stock Options and Stock Appreciation Rights

The plan administrator is authorized to grant stock options, including both incentive stock options, which we refer to as ISOs, and non-qualified stock options. In addition, the plan administrator is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation in our common stock between the grant date and the exercise date of the stock appreciation right. The plan administrator determines the exercise or purchase price per share subject to an option and the grant price of a stock appreciation right. However, the per share exercise price of an ISO and a non-qualified stock option must not be less than 100% of the fair market value of a share of our common stock on the grant date; provided, however, that in the case of an ISO granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company or affiliates, the exercise or purchase price must not be less than 110% of the fair market value of a share of our common stock on the grant date. The plan administrator generally will fix the maximum term of each option or stock appreciation right, the times at which each stock option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised stock options or stock appreciation rights at or following termination of employment or service, except that no ISO may have a term exceeding ten years. Stock options may be exercised by payment of the exercise price in any form of legal consideration specified by the plan administrator, including cash, shares and outstanding awards or other property having a fair market value equal to the exercise price. The plan administrator determines methods of exercise and settlement and other terms of the stock appreciation rights.

Restricted Stock

The plan administrator is authorized to grant restricted stock. Restricted stock is a grant of shares of our common stock, subject to restrictions on transfers, rights of first refusal, repurchase provisions, forfeiture provisions and other terms and conditions as may be established by the plan administrator. A grantee granted restricted stock generally has all of the rights of one of our shareholders, unless otherwise determined by the plan administrator.

Stock Based Awards

The plan administrator is authorized to grant awards under the 2018 Plan that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of our common stock, purchase rights for shares of our common stock, awards with value and payment contingent upon our performance or any other factors designated by the plan administrator, and awards valued by reference to the book value of shares of our common stock or the value of securities of or the performance of specified subsidiaries or business units. The plan administrator determines the terms and conditions of such awards.

Performance Awards

The plan administrator is authorized to grant awards which may be earned in whole or in part upon attainment of performance criteria and which may be settled for cash, shares of our common stock, other securities or a combination of cash, shares of our common stock or other securities. The right of a grantee to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to satisfaction of performance criteria, which may be based on any one, or combination of, the following factors: increase in share price, earnings per share, total shareholder return, return on equity, return on assets, return on investment, net operating income, cash flow, revenue, economic value added, or personal management objectives. Partial achievement of the specified criteria may result in a partial payment or vesting as specified in the award agreement.

Other Terms of Awards

The plan administrator shall have the authority to determine the provisions, terms, and conditions of each award including, but not limited to, the award vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares of our common stock, or other consideration) upon settlement of the award, payment contingencies, and satisfaction of any performance criteria. The plan administrator may establish one or more programs under the 2018 Plan to permit selected grantees the opportunity to elect to defer receipt of consideration upon exercise of an award, satisfaction of performance criteria, or other event that absent the election would entitle the grantee to payment or receipt of shares of our common stock or other consideration under an award. The plan administrator may establish the election procedures, the timing of such elections, the mechanisms for payments of, and accrual of interest or other earnings, if any, on amounts, shares of our common stock or other consideration so deferred, and such other terms, conditions, rules and procedures that the plan administrator deems advisable for the administration of any such deferral program.

The plan administrator may establish one or more programs under the 2018 Plan to permit selected grantees to exchange an award under the Plan for one or more other types of awards under the 2018 Plan on such terms and conditions as determined by the plan administrator from time to time. The plan administrator may establish one or more separate programs under the 2018 Plan for the purpose of issuing particular forms of awards to one or more classes of grantees on such terms and conditions as determined by the plan administrator from time to time.

Awards granted under the 2018 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the plan administrator may, in its discretion, permit transfers of nonqualified stock options for estate planning or other purposes subject to any applicable legal restrictions. The plan administrator may also provide that, in the event that a grantee terminates employment with the Company to assume a position with a governmental, charitable, educational or similar non-profit institution, a third party, including but not limited to a “blind” trust, may be authorized by the plan administrator to act on behalf of and for the benefit of the respective grantee with respect to any outstanding awards.

Acceleration of Vesting; Change in Control

The plan administrator shall have the authority, exercisable either in advance of any actual or anticipated corporate transaction (as defined in the 2018 Plan) or at the time of an actual corporate transaction and exercisable at the time of the grant of an award under the 2018 Plan or any time while an Award remains outstanding, to provide for the full automatic vesting and exercisability of one or more outstanding unvested awards under the 2018 Plan and the release from restrictions on transfer and repurchase or forfeiture rights of such Awards in connection with a corporate transaction, on such terms and conditions as the plan administrator may specify. The plan administrator also shall have the authority to condition any such award vesting and exercisability or release from such limitations upon the subsequent termination of the continuous service of the grantee within a specified period following the effective date of the corporate transaction. Effective upon the consummation of a corporate transaction, all outstanding awards under the 2018 Plan shall remain fully exercisable until the expiration or sooner termination of the award.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan, except stockholder approval shall be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. No award may be granted during any suspension of the 2018 Plan or after termination of the 2018 Plan. Any amendment, suspension or termination of the 2018 Plan shall not affect Awards already granted, and such awards shall remain in full force and effect as if the 2018 Plan had not been amended, suspended or terminated, unless mutually agreed otherwise between the grantee and the plan administrator, which agreement must be in writing and signed by the grantee and the Company.

Unless earlier terminated by our Board of Directors, the 2018 Plan will terminate ten years after its adoption by our Board of Directors.

Federal Income Tax Consequences of Awards

The information set forth herein is a summary only and does not purport to be complete. In addition, the information is based upon current federal income tax rules and therefore is subject to change when those rules change. Moreover, because the tax consequences to any recipient may depend on his or her particular situation, each recipient should consult the recipient’s tax adviser regarding the federal, state, local, and other tax consequences of the grant or exercise of an award or the disposition of stock acquired as a result of an award. The 2018 Plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

Nonqualified Stock Options

Generally, there is no taxation upon the grant of a nonqualified stock option where the option is granted with an exercise price equal to the fair market value of the underlying stock on the grant date. On exercise, an optionee will recognize ordinary income equal to the excess, if any, of the fair market value on the date of exercise of the stock over the exercise price. If the optionee is our employee or an employee of an affiliate, that income will be subject to withholding tax. The optionee’s tax basis in those shares will be equal to their fair market value on the date of exercise of the option, and the optionee’s capital gain holding period for those shares will begin on that date.

Incentive Stock Options

The 2018 Plan provides for the grant of stock options that qualify as “incentive stock options,” which we refer to as ISOs, as defined in Section 422 of the Code. Under the Code, an optionee generally is not subject to ordinary income tax upon the grant or exercise of an ISO. In addition, if the optionee holds a share received on exercise of an ISO for at least two years from the date the option was granted and at least one year from the date the option was exercised, which we refer to as the Required Holding Period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the holder’s tax basis in that share will be long-term capital gain or loss.

If, however, an optionee disposes of a share acquired on exercise of an ISO before the end of the Required Holding Period, which we refer to as a Disqualifying Disposition, the optionee generally will recognize ordinary income in the year of the Disqualifying Disposition equal to the excess, if any, of the fair market value of the share on the date the ISO was exercised over the exercise price. However, if the sales proceeds are less than the fair market value of the share on the date of exercise of the option, the amount of ordinary income recognized by the optionee will not exceed the gain, if any, realized on the sale. If the amount realized on a Disqualifying Disposition exceeds the fair market value of the share on the date of exercise of the option, that excess will be short-term or long-term capital gain, depending on whether the holding period for the share exceeds one year.

For purposes of the alternative minimum tax, the amount by which the fair market value of a share of stock acquired on exercise of an ISO exceeds the exercise price of that option generally will be an adjustment included in the optionee’s alternative minimum taxable income for the year in which the option is exercised. If, however, there is a Disqualifying Disposition of the share in the year in which the option is exercised, there will be no adjustment for alternative minimum tax purposes with respect to that share. If there is a Disqualifying Disposition in a later year, no income with respect to the Disqualifying Disposition is included in the optionee’s alternative minimum taxable income for that year. In computing alternative minimum taxable income, the tax basis of a share acquired on exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that share for alternative minimum tax purposes in the year the option is exercised.

We are not allowed an income tax deduction with respect to the grant or exercise of an incentive stock option or the disposition of a share acquired on exercise of an incentive stock option after the Required Holding Period. However, if there is a Disqualifying Disposition of a share, we are allowed a deduction in an amount equal to the ordinary income includible in income by the optionee, provided that amount constitutes an ordinary and necessary business expense for us and is reasonable in amount, and either the employee includes that amount in income or we timely satisfy our reporting requirements with respect to that amount.

Stock Awards

Generally, the recipient of a stock award will recognize ordinary compensation income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is not vested when it is received (for example, if the employee is required to work for a period of time in order to have the right to sell the stock), the recipient generally will not recognize income until the stock becomes vested, at which time the recipient will recognize ordinary compensation income equal to the excess, if any, of the  fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days of his or her receipt of the stock award, to recognize ordinary compensation income, as of the date the recipient receives the award, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient in exchange for the stock.

The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from stock awards will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the stock becomes vested.

Stock Appreciation Rights

We may grant stock appreciation rights separate from any other award, which we refer to as stand-alone stock appreciation rights, or in tandem with options.

With respect to stand-alone stock appreciation rights, where the rights are granted with a strike price equal to the fair market value of the underlying stock on the grant date and the recipient receives the appreciation inherent in the stock appreciation rights in shares of stock, the recipient will recognize ordinary compensation income equal to the excess of the fair market value of the stock on the day it is received over any amounts paid by the recipient for the stock.

With respect to stand-alone stock appreciation rights, if the recipient receives the appreciation inherent in the stock appreciation rights in cash or the strike price of the rights is less than the fair market value of the underlying stock on the grant date (whether the appreciation is paid in cash or stock), the cash or stock will be taxable as ordinary compensation income to the recipient at the time that the payment is received, so long as the payment may only be received upon one of the following events: a fixed calendar date, separation from service, death, disability or a change of control. If delivery occurs on another date, the taxable event will be on the date the stock appreciation right is vested and there will be an additional twenty percent excise tax and interest on any taxes owed.

At this time, due to the complex and unfavorable tax consequences, we do not plan on granting any tandem stock appreciation rights.

Dividend Equivalent Rights

Generally, the recipient of an award consisting of dividend equivalent rights will recognize ordinary compensation income each time a dividend is paid pursuant to the dividend equivalent rights award equal to the fair market value of the dividend received. If the dividends are deferred, additional requirements must be met to ensure that the dividend is taxable upon actual delivery of the shares, instead of the grant of the dividend.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$	15,020,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$	15,020,000

(1)	Represents 15,000,000 shares available for issuance under the 2018 Plan, plus 20,000 shares available for issuance under the 2013 Plan. The Company does not intend to grant any additional awards under the 2013 Plan, however.

The Company has two equity incentive plans, each of which has been approved by the Company’s stockholders: the 2013 Plan and the 2018 Plan. However, the Company does not intend to grant any additional awards under the 2013 Plan.

As of December 31, 2019, under the 2013 Plan, 20,000 shares remain available for grant. However, the Company does not intend to grant any additional awards under the 2013 Plan.

As of December 31, 2019, under the 2018 Plan, no equity grants have been made, and 15,000,000 shares of our common stock remain available for issuance. Pursuant to the terms of the 2018 Plan, the total number of shares of our common stock that may be subject to awards under the 2018 Plan is 15,000,000 shares; provided that as of February 1 of each fiscal year commencing February 1, 2020 and ending on February 1, 2027, the number of shares available for all awards under the 2018 Plan shall automatically be increased by an amount equal to the lesser of (i) 5,000,000 shares of common stock or the equivalent of such number of shares after the plan administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the terms of the 2018 Plan; (ii) 5% of the number of outstanding shares of common stock on such date; and (iii) an amount determined by the Board. Accordingly, as of April 23, 2020, an aggregate of 15,000,000 shares of common stock are authorized for issuance under the 2018 Plan.

Executive Compensation Philosophy

Our Compensation Committee determines the compensation given to our executive officers in their sole determination. Our Compensation Committee reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Compensation Committee has not granted any performance-based stock options to date, the Compensation Committee reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Compensation Committee may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Compensation Committee believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock-Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 24, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than 5% of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 24, 2020, we had 25,688,386 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 24, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 24, 2020  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Amount And Nature of Beneficial Ownership (1)	Percent

Owners of More than 5% of Outstanding Shares:

Zhanming Wu	614,177	2.4%

Directors and Named Executive Officers:

Mark White	165,624	*

Martin Ward	54,790	*

Nalin Jay

Nicholas Carpinello	71	*

Robert Law	71	*

All Executive Officers and Directors as a Group (5 persons):	220,556	*

*	Less than 1%.
(1)	Based on 25,688,386 shares of common stock outstanding on April 24, 2020. Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

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

The following includes a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Amounts due to related parties include the following: (in thousands)

December 31,
2019
Loans due to stockholders and related parties
Due within one year	$1,010
Long-term	0
$1,010

As of December 31, 2019, amounts totaling $205,000 (December 31, 2018 – $205,000) were owed to certain members of the management of Browning. The amounts are unsecured, interest free and have no specified repayment dates. The loans were transferred out of the group following the sale of Browning in February 2020.

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019 and the Company is currently in negotiations with the counterparties to extend the maturity dates of the promissory notes, but there can be no guarantee that commercially reasonable terms will agreed upon.

The $500,000 loan payable with a remaining principal balance of $10,000 at December 31, 2019 is due to Century River Limited, a company controlled by the Company’s CEO, Mark White. This loan is due on demand and bears interest of 3% per annum.

Indemnification

We have entered into indemnification agreements with each of our directors and entered into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

The foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Director Independence

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Nalin Jay are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 8, 2019, our common stock is quoted on the OTCQB tier of the OTC Markets.

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

Principal Accountant Fees and Services

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Cherry Bekaert LLP (“Cherry”) for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Cherry in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

Aggregate fees for professional services rendered to the Company by Cherry for the years ended December 31, 2019 and 2018 were as follows:

Services Provided	2019	2018
Audit Fees	$119,000	$101,684
Audit Related Fees	4,500	16,100
Tax Fees	-	20,000
All Other Fees	-	-
Total	$123,500	$137,784

Audit Fees

Audit fees billed by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Audit-related fees related to work performed with regard to registration statements on Form S-1.

Tax Fees

There were no tax fees billed or accrued during 2019 or 2018.

All Other Fees

There were no other fees billed or accrued during 2019 or 2018.

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

(3) Exhibits.

Exhibit Number	Title of Document	Location

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

2.2	Stock Purchase Agreement with Brian Collins dated August 11, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 14, 2017

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3.2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3.3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3.4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation, as filed with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017.

3.7	Certificate of Designation for Series A-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 14, 2017.

3.8	Bylaws	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location

4.1	Common Stock Purchase Warrant dated May 1, 2013	Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q/A filed May 30, 2013

4.2	Form of Class A Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014.

4.3	Form of Class B Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014

4.4	Form of Convertible Debenture	Incorporated by reference from Current Report on Form 8-K filed December 29, 2014

4.5	Form of Amended and Restated Class C Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.6	Form of Amended and Restated Class D Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.7	Form of Amended and Restated Performance Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.8	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.9	Form of Warrant	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 18, 2017

4.10	Form of Warrant issued to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-221300) filed October 17, 2017

4.11	Form of warrants issued to First Choice International Company, Inc.	Incorporated by reference to the exhibits to Exhibit 10.1 to Current Report on Form 8-K Filed December 19, 2017

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.3	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.4	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.5	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.6	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

Exhibit Number	Title of Document	Location

10.7	Form of Securities Purchase Agreement dated July 14, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017

10.8	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.9	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.10	Agreement with Zhanming Wu for conversion of Convertible Debenture	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2017

10.11	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.12	Agreement with Mark White dated August 4, 2017 for Exchange of Series A-1 Preferred Stock	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 8, 2017

10.13	Consulting Agreement dated October 17, 2017 with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3(File No. 333-221300) filed October 17, 2017

10.14	Agreement dated December 6, 2017 with Maxim Group LLC	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed April 2, 2018

10.15	Agreement dated December 13, 2017 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2017

10.16	Indemnification Agreement between the Company and Martin Ward dated	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.17	Form of Securities Purchase Agreement dated July 14, 2017.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017.

10.18	Exchange Agreement dated January 18, 2018 with Once In A Lifetime, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2018

10.19	Exchange Agreement dated February 26, 2018 with C-Rod, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2018

10.20†	Employment Agreement with Mark White	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed April 2, 2018

10.21†	Employment Agreement with Martin Ward	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed April 2, 2018

10.22†	2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed April 2, 2018

10.23	Subscription Agreement with BK Consulting Group, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-225945) filed on June 28, 2018 and declared effective on August 7, 2018

10.24	Verified Complaint in the Wu Litigation	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018

Exhibit Number	Title of Document	Location

10.25	Escrow Agreement between the Company and the stockholders of Banana Whale Studios Pte. Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2018

10.26	Subscription Agreement with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-227247) filed on September 10, 2018 and declared effective on September 14, 2018

10.27	Exchange Agreement dated as of May 18, 2018 by and among One Horizon Group, Inc., Banana Whale Studios, Sargon Petros, Mark Hogbin, Rita Liu and Jeremy Chung	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2018

10.28	Subscription Agreement dated as of August 29, 2018	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.29	Consulting Agreement dated as of March 30, 2018 with BK Consulting Group, LLC	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.30	Subscription Agreement dated as of September 21, 2018.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 21, 2018

10.31	Securities Purchase Agreement dated as of October 4, 2018 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 9, 2018

10.32	Exchange Agreement dated as of October 22, 2018 for the acquisition of a majority of the outstanding shares of Browning	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 2018

10.33	Settlement Agreement relating to the Wu Litigation	Incorporated by reference to Registration Statement on Form S-3 (Registration No. 333-227971) filed October 24, 2018 and declared effective November 2, 2018

10.34	Consulting Agreement with One Percent Investments, Inc.	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed November 16, 2018

10.35	Securities Purchase Agreement with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed November 16, 2018

10.36	Securities Purchase Agreement with BK Consulting Group, LLC.	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed November 16, 2018

10.37	Agreement dated as of February 4, 2019 relating to Disposition of Banana Whale Studios Pte. Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019

10.38	Promissory Note of Banana Whale Studios Pte Ltd dated February 4, 2019.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2019

Exhibit Number	Title of Document	Location

10.39	Pledge and Escrow Agreement dated as of February 4, 2019.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2019

10.40	Exchange Agreement dated as of February 20, 2019 with Maham LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019

10.41	Consulting Agreement with One Percent Investments, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2019

10.42	Equity Purchase Agreement entered into on August 5, 2019 and dated as of July 18, 2019 with Crown Bridge Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.43	Registration Rights Agreement entered into on August 5, 2019 and dated as of July 18, 2019, with Crown Bridge Partners, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.44	Convertible promissory note issued to Bespoke Growth Partners, Inc. on July 11, 2019	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-1 (Registration No. 333-233825) filed September 18, 2019 and declared effective September 23, 2019

10.45	Consulting Agreement dated August 5, 2019 by and between the registrant and Catalyst Corporate Solutions, LLC	Filed herewith

10.46	Accord and First Amended Consulting Agreement dated April 16, 2020 by and between the registrant and Catalyst Corporate Solutions, LLC	Filed herewith

10.47	Consulting Agreement dated April 16, 2020 by and between the registrant and Quantum Lexicon	Filed herewith

10.48	Convertible Promissory Note dated November 21, 2019 issued by the registrant to Bespoke Growth Partners, Inc.	Filed herewith

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

21.1	Subsidiaries	Filed herewith

23.1	Consent of Cherry Bekaert, LLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Title of Document	Location

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

† Management contract, compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: April 24, 2020	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

Date: April 24, 2020	By:	/s/ Martin Ward
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

Signature	Title	Date

/s/ Mark White	President, Chief Executive Officer and Director	April 24, 2020
Mark White

/s/ Martin Ward	Chief Financial Officer and Director	April 24, 2020
Martin Ward

/s/ Nicholas Carpinello	Director	April 24, 2020
Nicholas Carpinello

/s/ Robert Law	Director	April 24, 2020
Robert Law

/s/ Nalin Jay	Director	April 24, 2020
Nalin Jay

	Director	April 24, 2020
Ajing Zhang

	Director	April 24, 2020
Pengfei Li

TOUCHPOINT GROUP HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Touchpoint Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Touchpoint Group Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, temporary and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Tampa, Florida

April 24, 2020

We have served as the Company’s auditors since 2016.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash	$258	$313
Accounts receivable, net	80	-
Prepaid compensation	550	550
Investment	-	100
Other receivable	-	2,022
Advances to acquisition target	210	70

Other current assets	88	381
	1,186	3,436
Current assets of discontinued operations	29	586
Total current assets	1,215	4,022

Other receivable	250	-
Goodwill	419	419
Intangible assets, net	1,992	2,489
Prepaid compensation (non-current)	917	1,467
Non current assets of discontinued operations	34	2,528

Total assets	$4,827	$10,925

Liabilities, Temporary Equity and Stockholders’ Equity

Current liabilities:
Accounts payable	$387	$311
Accrued expenses	219	121
Accrued compensation	531	181
Loans payable	290	—
Promissory notes, related parties	1,000	1,000
	2,427	1,613
Current liabilities of discontinued operations	428	842
Total current liabilities	2,855	2,455

Total liabilities	2,855	2,455

Temporary Equity - redeemable common stock outstanding 848,611	605	605

Stockholders’ Equity
Touchpoint Group Holdings, Inc. stockholders’ equity
Preferred stock: $0.0001 par value, authorized 50,000,000; nil shares issued or outstanding	—	—
Common stock: $0.0001 par value, authorized 200,000,000 shares, issued and outstanding 4,132,600 (2019) and 3,502,387 (2018)	2	2
Additional paid-in capital	61,749	62,606
Share subscription receivable	-	(1,425)
Accumulated Deficit	(61,362)	(54,854)
Accumulated other comprehensive loss	(24)	(35)
Total Touchpoint Group Holdings, Inc. stockholders’ equity	365	6,294
Non-controlling interest	1,002	1,571
Total stockholders’ equity	1,367	7,865
Total liabilities, temporary equity and stockholders’ equity	$4,827	$10,925

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018

Revenue	$170	$306
Cost of revenue
Software and production costs	4	—
Amortization of intangible assets	553	1,982
	557	1,982
Gross deficit	(387)	(1,676)

Expenses:
General and administrative	3,321	6,642
Acquisition related costs	-	1,874
Depreciation	1	1
Intangible asset impairment charge	-	3,761
	3,322	12,278

Loss from operations	(3,709)	(13,954)

Other income and expense:
Interest expense	(87)	(428)
Other income (Note 3)	553	968
Foreign currency exchange (losses)/gains	(5)	1
Loss on disposal of investment	(50)	-
	411	541

Loss from continuing operations	(3,298)	(13,413)

Loss from discontinued operations	(3,330)	(1,166)
Net loss for the year	(6,628)	(14,579)
Net loss attributable to non controlling interest	120	810
Net loss attributable to Touchpoint Group Holdings, Inc. common stockholders	$(6,508)	$(13,769)

Earnings per share
Basic and diluted net loss per share
- Continuing operations	$(0.85)	$(6.59)
- Discontinued operations	$(0.88)	$(0.57)
Weighted average number of shares outstanding
Basic and diluted	3,768	2,034

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2019 and 2018

(in thousands)

	Years Ended December 31,
	2019	2018

Net loss	$(6,508)	$(13,769)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	11	(13)

Total comprehensive loss	$(6,497)	$(13,782)

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Temporary and Stockholders’ Equity

For the years ended December 31, 2019 and 2018

(in thousands)

	Temporary Equity		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Interest	Equity
Balance January 1, 2018	—	$—	1,210	$1	$48,358	—	$(41,085)	$22	$—	$7,252

Net loss	—	—	—	—	—	—	(13,769)	—	(810)	(14,579)

Foreign currency translation	—	—	—	—	—	—	—	(13)	—	(13)

Warrant modification expense					544					544

Shares issued for services provided	7	199	459	1	4,749	—	—	—	—	4,750

Shares issued for exercise of warrants	—	—	347	—	2,096	—	—	—	—	2,096

Shares issued for business combinations	—	—	491	—	3,341	—	—	—	2,381	5,722

Shares issued for IP agreement	—	—	120	—	548	—	—	—	—	548

Shares issued for settlement agreement	—	—	14	—	96	—	—	—	—	96

Shares issued in conversion of debt	27	406	-	—	-	—	—	—	—	-

Beneficial conversion feature	—	—	—	—	200	—	—	—	—	200

Shares issued for sale of stock	—	—	861	—	2,674	(1,425)	—	—	—	1,249

Balances, December 31, 2018	34	$605	3,502	$2	$62,606	$(1,425)	$(54,854)	$(35)	$1,571	$7,865

Net loss	—	—	—	—	—	—	(6,508)	—	(120)	(6,628)

Foreign currency translation	—	—	—	—	—	—	—	11	—	11

Additional shares for contract revision	—	—	82		127	—	—	—	-	127

Rounding shares issued	—	—	6	—	-	—	—	—	—	-

Shares issued for services provided	-	-	300	-	189	—	—	—	—	189

Shares issued as security for loan	—	—	179	-	-	-	—	—	—	-

Disposal of equity in subsidiary	-	-	—	—	—	—	—	—	(449)	(449)

Shares issued for commitment fees	—	—	370	—	102	—	—	—	—	102

Share subscription settled through services provided	—	—	—	—	-	150	—	—	—	150

Shares subscription cancelled	—	—	(340)	—	(1,275)	1,275	—	—	—	-

Balances, December 31, 2019	34	$605	4,099	$2	$61,749	$-	$(61,362)	$(24)	$1,002	$1,367

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(in thousands)

	Years Ended December 31,
	2019	2018

Cash used in operating activities:
Operating activities:
Net loss for the year	$(3,298)	$(13,413)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	1	1
Amortization of intangible assets	553	1,982
Shares issued for financing commitment	102	-
Amortization of beneficial conversion feature	-	355
Shares issued for contract revision	127	-
Impairment charge	-	3,761
Amortization of shares issued for services	955	550
Warrants issued for services received	-	544
Non-cash interest expense	18	-
Loss on disposal of investment	50	-
Common shares issued for services received	189	4,729
Other income (non-cash) (Note 3)	(553)	(930)
Changes in operating assets and liabilities:
Accounts receivable	(102)	(102)
Other assets	21	(353)
Accounts payable and accrued expenses	506	(97)

Net cash flows from continuing operating activities	(1,431)	(2,973)

Net cash flows from discontinued operating activities	(633)	(1,058)

Net cash flows from operating activities	(2,064)	(4,031)

Cash used in investing activities:
Cash advances to acquisition target	(140)	-
Cash consideration of acquisitions (net of cash acquired)	-	(204)
Proceeds from sale of investments	50	-
Proceeds from sale of interest in subsidiary	1,750	—
Acquisition of fixed assets	-	(1)
Net cash flows from investing activities – continuing operations	1,660	(205)

Cash flows from investing activities – discontinued operations	(77)	(5)

Net cash flows from investing activities	1,583	(210)

Cash flows from financing activities:
Proceeds from loans	762	-
Repayments on loans	(490)	-
Cash proceeds from exercise of warrants	-	2,096
Cash proceeds from issuance of common stock	--	1,450
Advances from/(repayments to) related parties	19	(30)
Net cash flows from financing activities – continuing operations	291	3,516
Cash flows from financing activities – discontinued operations	69	301
Net cash flows from financing activities	360	3,817

Decrease in cash during the year	(121)	(424)
Foreign exchange effect on cash	10	(26)

Cash at the beginning of the year - continuing operations	313	763
Cash at the beginning of the year – discontinued operations	58	-
Cash at end of the year – total	$260	$313

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2019 and 2018

(in thousands)

	Year Ended December 31,
	2019		2018

Cash paid for interest		$—	$—
Non-cash transactions:
Common stock issued in acquisitions	$		$5,722
Common stock issued for software	$		$548
Disposal of interest in subsidiary		$(449)	$-
Share subscription settled through securities provided		$150	$-

See accompanying notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

On September 26, 2019, the Company changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings, Inc. (the “Company”). The Company has the following businesses:

(i)	Touchpoint Connect Limited (“Touchpoint”) – a newly formed wholly owned subsidiary that offers a white label product which is a fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

(ii)	The Company is in negotiations to sell its interests in Love Media House, Inc. (“Love Media House”) and as such, it is considered to be discontinued operations. See Note 3 for more information.

(iii)	The Company signed agreements in February 2020 completing the sale of its interest in Browning Productions & Entertainment, Inc. (“Browning”) and its results for 2019 are treated as discontinued operations. See Note 3 for more information.

(iv)	123 Wish, Inc. is considered dormant. All operations have been moved to Touchpoint.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc. (discontinued operations)	100%
● Touchpoint Connect Limited (formed in September 2019)	100%
● Browning Productions & Entertainment, Inc. (discontinued operations and disposed of in February 2020)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company organized in China and controlled by the Company via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries for financial reporting purposes in accordance with GAAP.

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

At December 31, 2019, the Company had cash of $258,000. Together with the Company’s current operational plan and budget, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the first quarter of 2021. However, actual results could differ materially from the Company’s projections.

On August 5, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Crown Bridge Partners, LLC (“Crown”), whereby Crown are committed to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and is priced at an 18% discount to average market price. As of December 31, 2019, no shares have been sold under the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, the Company entered into a six month loan with Labrys Fund, LP in the original principal amount of $180,000. The loan was issued with a 10% original issue discount, and accordingly, the Company received net proceeds of $162,000 and an annual coupon rate of 12%. The loan was repaid on the due date in January 2020.

Basis of Accounting and Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in Singapore, the United Kingdom and China, are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short-term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the U.S. and the United Kingdom which, at times, balances may exceed insured limits. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Discontinued operations

1	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

2	Browning derives income from the advertising associated with the airing of television series produced by Browning and also licenses income from the showing of series on certain channels based on the number of viewers attracted. Advertising revenue is recognized when the series to which the advertising relates is aired.

— Continued operations

3	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services are recognized over time as the services are provided and charged.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2019, two customers accounted for 100% of the accounts receivable balance and as of December 31, 2018, there was no accounts receivable balance. Five customers accounted for 100% of the revenue for the year ended December 31, 2019 and one customer accounted for 74% of the revenue for the year ended December 31, 2018. During the year ended December 31, 2019, revenues totaling $40,000 were generated from an arrangement with an acquisition target.

Intangible Assets

Intangible assets include software development costs and acquired technology and are amortized on a straight-line basis over the estimated useful lives ranging from four to five years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the year ended December 31, 2018 the Company, as a result of this review, recognized an impairment charge relating to Horizon Software totaling $3.8 million. As set out in Note 3, during the year ended December 31, 2019, the Company recorded an impairment charge related to the Company’s discontinued operations totaling $2.4 million.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2019 and 2018, all outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Acquisitions

123Wish, Inc.

In February 2018, the Company completed the acquisition of a 51% controlling interest in 123 Wish, Inc. (formerly Once in a Lifetime LLC) (“123 Wish”) in exchange for the issuance of 1,333,334 fully paid and non-assessable shares of common stock with a fair value of $1.39 million. In addition, the Company shall issue fully paid and non-assessable shares of common stock equal to 2.5 times of the net, after tax, earnings of 123 Wish for the nine month period after the date of acquisition and fully paid and non-assessable shares of common stock equal to 4.5 times the net, after tax, earnings of 123 Wish for the second six month period after the date of acquisition. 123 Wish has proprietary applications which use the social media aspect of the internet.

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

Love Media House, Inc. (formerly C-Rod, Inc.)

In March 2018, the Company completed the acquisition of 100% ownership of Love Media House in exchange for $150,000 cash and 3,376,147 fully paid and non-assessable shares of common stock with a fair value of $1.9 million. The financial statements of Love Media House have been included in the consolidated financial statements from the date of acquisition.

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

Banana Whale Studios PTE Ltd

In May 2018 the Company completed the acquisition of 51% ownership of Banana Whale Studios PTE Ltd (“BWS” or “Banana Whale”) a Singapore corporation. The acquisition of Banana Whale was based on an earnout formula solely and should Banana Whale fail to reach forecasted profit numbers during the first 24 months then some, or all of the shares allocated would be refundable to the Company.

At the time of acquisition 295,300 shares of common stock were placed in escrow for payment of the confirmed earn out. However, based on the terms of the ultimate disposition (note 4) of BWS no shares were ultimately transferred or other consideration paid. The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed in May 2018 (In thousands):

Consideration Paid:

Common stock	$—
Non-controlling interest	894
$894

 Fair values of identifiable assets acquired and (liabilities) assumed:

Assets acquired:
Cash	$42
Accounts receivable	11
Equipment	37
Other receivable	2,022
Liabilities assumed:
Accounts payable	(288)
$1,824
Bargain purchase gain	$930

On February 4, 2019, the Company sold its interest in Banana Whale for $2.0 million, of which $1.5 million was in cash on completion and the balance was in the form of a promissory note receivable for $500,000 payable by December 31, 2019 (see below). The note is secured by a pledge of Banana Whale shares held in the name the four founding shareholders of Banana Whale. The pledged shares are held in escrow pending the payout of the promissory note.

In December 2019, an agreement regarding the remaining amount due on the promissory note of $500,000 was reached whereby the Company received $250,000 in December 2019 and the balance payable over the 2 years ending December 2021 whereby the Company will receive an amount equal to 25% of reported earnings before income tax, depreciation and amortization (“EBITDA”) each quarter up to a maximum amount of $250,000 in aggregate.

Browning Production & Entertainment

In October 2018, the Company completed the acquisition of 51% ownership of Browning in exchange for $10,000 cash and an allocation of 12,000 fully paid shares of common stock with a fair value of $101,100. Of these shares, 6,000 have been issued with the remaining balance of 6,000 to be issued upon receipt of audited financial statements of Browning. The Company had previously paid a deposit of $10,000 cash and 35,000 fully paid shares of common stock with a fair value of $18,200.

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

Note 4. Discontinued Operations

In November 2018, the management of the Company’s then 51% controlled subsidiary, Banana Whale, entered into discussions whereby the Company would sell its shares of BWS to a third party. Under the agreement, which had an effective date of January 1, 2019, the Company received cash of $1,500,000 and a promissory note of $500,000 and the return of the 295,320 Company shares issued on acquisition.

The Company realized a gain of $553,000 on the sale of its 51% interest in BWS during the year ended December 31, 2019.

In December 2019, an agreement regarding the remaining amount due on the Promissory note of $500,000 was reached whereby the Company received $250,000 in December 2019 and the balance payable over the 2 years ending December 2021 whereby the Company will receive an amount equal to 25% of reported EBITDA each quarter up to a maximum amount of $250,000 in aggregate.

During the year ended December 31, 2019, the Company decided to sell its interests in its subsidiaries, Love Media House and Browning .. In connection with this determination, the Company concluded the intangible assets related to these subsidiaries were impaired. Accordingly, the Company recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

On February 24, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000 made to Browning by the Company over a 24-month period ending January 31, 2022 with an early repayment discount given during the six months ending August 31, 2020. Mr. Browning also agreed to return to the Company shares given to Mr. Browning under the original acquisition for cancellation by the Company.

The Company has accounted for the operations of BWS, Love Media House and Browning as discontinued operations. The Statements of Operations for year ended December 31, 2019 and 2018 for discontinued operations is as follows: (in thousands)

	Years Ended December 31,
	2019	2018

Revenue	$467	$637
Cost of revenue
Hardware	193	596
Amortization	150	166
	343	762
Gross Profit/(deficit)	124	(125)
Expenses
General and administrative	987	1,054
Depreciation	8	10
Other expenses	19	(23)
Impairment	2,440	-
	3,454	1,041
Loss from Discontinued Operations	$(3,330)	$(1,166)

The balance sheet of discontinued operations as of December 31, 2019 and 2018 is as follows: (in thousands)

	December 31,
	2019	2018
Current Assets
Cash	$2	$58
Accounts Receivable	-	436
Other current assets	27	92
	29	586
Property and equipment	34	39
Intangible assets	-	830
Goodwill	-	1,659
	$63	$3,114

Current Liabilities
Accounts payable and accrued expenses	$36	$59
Deferred revenue	15	177
Loans payable	115	401
Finance contracts, due within one year	51	-
Notes payable – related parties	211	205

	$428	$842

Note 5. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2019	2018

Touchpoint software	$2,950	$2,894
Goodwill	419	419

	3,347	3,313
Less accumulated amortization	(958)	(405)

Intangible assets, net	$2,411	$2,908

Note 6. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes, but there can be no guarantee that commercially reasonable terms will agreed upon. As of December 31, 2019, the counterparties had not demanded repayment of the promissory notes.

b) Century River Limited

The $500,000 loan payable with a remaining principal balance of $10,000 at December 31, 2019 is due to Century River Limited, a company controlled by the Company’s CEO, Mark White. This loan is due on demand and bears interest of 3% per annum.

c) Bespoke Growth Partners

The loan payable in the amount of $100,000 is due to Bespoke Growth Partners. This loan was due on January 26, 2020 and bore interest of 20% per annum. During 2020 the loan is in the process of repayment by way of stock issuances to Bespoke Growth Partners. As at April 21, 2020 the Company repaid $64,382 by issuing a total of 7,424,213 shares of common stock to Bespoke Growth Partners.

d) Labrys Fund

The loan payable in the amount of $180,000 is due to Labrys Fund LP. This loan was due on January 24, 2020 and bore interest of 12% per annum. The Loan was repaid in full on the due date.

Note 7. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the year ended December 31, 2019, the Company issued shares of common stock as follows:

●	81,933 shares of common stock, with a fair value of $126,760, as additional compensation related to acquisition of Browning.

●	200,000 shares of common stock, with a fair value of $150,000, for consulting services to be provided.

●	100,000 shares of common stock with a fair value of $38,750 for consulting services to be provided

●	179,104 shares of common stock as security against the loan payable to Labrys Fund LP. The shares were received back by the Company for cancellation in February 2020.

●	370,000 shares of common stock for a commitment fee payable to Crownbridge Partners

During the year ended December 31, 2019, 340,000 shares of common stock, issued in December 2018 was returned to the company for cancellation and the related share subscription due was cancelled.

During the year ended December 31, 2018, the Company:

●	Issued 9,000 shares of common stock for services with a fair value of $357,750

●	Issued 53,334 shares of common stock, with a fair value of $1.4 million, for the acquisition of 51% of Once in a Lifetime

●	Issued 4,000 shares of common stock for services provided with a fair value of $204,000

●	Issued 20,167 shares of common stock for conversion of convertible note and accrued interest in the amount of $302,500

●	Issued 6,889 shares of common stock for conversion of convertible note and accrued interest in the amount of $103,000

●	Issued 6,889 shares of common stock for services provided with a fair value of $200,000

●	Issued 30,000 shares of common stock for exercise of warrants at a price of $18.75 per share.

●	Issued 2,000 shares of common stock for services provided with a fair value of $80,000.

●	Issued 55,046 shares of common stock, with a fair value of $1,541,285, as part consideration for the acquisition of Love Media House, Inc.

●	Issued 4,000 shares of common stock for services to be provided with a fair value of $85,000.

●	Issued 9,000 shares of common stock for services to be provided with a fair value of $168,750

●	Issued 34,000 shares of common stock for services provided with a fair value of $425,000

●	Issued 295,320 shares of common stock, for the acquisition of 51% of Banana Whale Studios Pte., Ltd see note 3.

●	Issued 63,000 shares of common stock for services provided with a fair value of $787,500

●	Issued 34,000 shares of common stock for exercise of warrants at a price of $12.50 per share

●	Issued 24,000 shares of common stock for services provided with a fair value of $306,000

●	Issued 12,000 shares of common stock for services provided with a fair value of $150,000

●	Issued 70,000 shares of common stock for cash of $5.00 per share

●	Issued 74,000 shares of common stock for exercise of warrants at a price of $2.50 per share

●	Issued 1,400 shares of common stock, with a fair value of $18,200, for an option to acquire an interest in Browning Productions.

●	Issued 61,000 shares of common stock for cash of $114,375

●	Issued 39,000 shares of common stock for exercise of warrants at a price of $1.88 per share

●	Issued 180,000 shares of common stock for cash of $360,000

●	Issued 40,000 shares of common stock for services provided with a fair value of $175,000

●	Issued 120,000 shares of common stock for acquisition of software with a fair value of $548,000

●	Issued 6,000 shares of common stock, with a fair value of $51,000, for the acquisition of 51% of Browning Productions.

●	Issued 222,000 shares of common stock for services provided with a fair value of $1,148,000

●	Issued 170,000 shares of common stock for cash of $324,500

●	Issued 170,000 shares of common stock for exercise of warrants at a price of $5.00 per share

●	Issued 14,176 shares of common stock, with a fair value of $96,000, pursuant to a settlement

●	Issued 80,000 shares of common stock, with a fair value of $344,000, as an adjustment to the purchase price of Love Media House, Inc.

●	Issued 380,000 shares of common stock for subscription receivable of $1,425,000

Stock Purchase Warrants

As at December 31, 2019, the Company had reserved 2,890 shares of its common stock for the outstanding warrants with weighted average exercise price of $20.00. Such warrants expire at various times through July 2020.

During the year ended December 31, 2019, no warrants were issued or exercised and 4,518 warrants were forfeited.

During the year ended December 31, 2018, 209,000 warrants were issued, 12,099 warrants were forfeited and 347,000 warrants were exercised, for proceeds of $2,096,000.

During the year ended December 31, 2018, the Company agreed to reduce the exercise price on 0.26 million outstanding warrants, which resulted in additional compensation cost of $544,000, in order to obtain additional funding.

Note 8. Stock-Based Compensation

On August 6, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There were no options issued in the years ended December 31, 2019 and 2018 and there are no options outstanding as at December 31, 2019.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the year ended December 31, 2019, no common stock of the Company was issued under the 2018 Plan.

Note 9. Income Taxes

The difference between the applicable statutory tax rates and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and the tax treatment of certain gains and losses recorded under GAAP.

The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2019 remain open to examination by federal authorities in certain jurisdictions in which the Company operates, namely China and Hong Kong. The components of the net deferred tax assets and the amount of the valuation allowance are as follows: (in thousands)

	December 31,
	2019	2018

Deferred tax assets
Net operating loss carryforwards	4,494	3,577
Valuation allowance	(4,494)	(3,577)
Net deferred tax assets	$—	$—

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. Historically, the Company has not filed income tax returns and the related required informational filings in the U.S. Certain informational filings if not filed contain penalties. The Company is currently addressing this issue with advisors to determine the amount of potential payments due. Given the complexity of the issue the Company is unable to quantify a range of potential loss. Accordingly, no liability has been recorded in the accompanying consolidated balance sheets in respect of this matter. However, such potential penalties may be material to the Company’s financial statements.

Note 10. Legal Proceedings

The Company has received a claim from the landlord of a property leased by Maham LLC, under which the Company is a guarantor. The Company has taken legal advice and its counsel is liaising with the landlord regarding the claim and is also discussing a solution to Maham’s financial difficulty.

The Company has also been served a claim from the former management of Love Media regarding a claim for unpaid wages. The Company disputes the validity of their claim in its entirety.

Note 11. Subsequent Events

On August 5, 2019, the Company entered into a Consulting Agreement pursuant to which, the Company agreed to issue and immediately and irrevocably deliver to the consultant 2,500,000 restricted shares of Company common stock. On April 21, 2020, the Company entered into the Accord and First Amended Consulting Agreement, dated as of April 16, 2020, pursuant to which the Company agreed to issue 5,000,000 shares of the Company’s common stock to the consultant. In addition, pursuant to the terms of the Consulting Agreement, the parties agreed that the 2,500,000 shares that were issued would not be subject to a reverse split. As previously disclosed, on September 26, 2019, the Company effected a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Split”). Pursuant to the terms of the Accord and First Amended Consulting Agreement, the Company agreed to issue to the consultant an additional 2,400,000 shares of Company common stock as a corrective share issuance that the parties agreed was fully earned by the consultant as of August 20, 2019.

On April 20, 2020, the Company entered into an Agreement, dated as of April 16, 2020, pursuant to which the Company agreed to issue and immediately and irrevocably deliver to a consultant 2,000,000 restricted shares of Company common stock. With regard to any acquisition of a company introduced by the consultant that results in ownership by the Company of not less than 20% of such company, the Company agreed to compensate the consultant within three business days of closing of such transaction by that amount of cash that equates to 5% of the anticipated total purchase price or deal value or that amount of Company stock that equates to 7.5% of the anticipated purchase price or deal value.

On April 24, 2020, the Company issued an aggregate of 5,000,000 shares to an employee in advance of stock awards due to him.