Form 10-K/A
period 2019-12-31
Touchpoint Group Holdings Inc.
filed 2020-05-12
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Touchpoint Group Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 26, 2020, the Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. These disruptions include, but are not limited to: office closures and the unavailability of key Company personnel required to prepare the Company’s financial statements for the year ended December 31, 2019 due to suggested, and mandated, illness, social quarantining and work from home orders. The Company was delayed in preparing and filing its Annual Report on Form 10-K for the year ended December 31, 2019, as amended by this form 10-K/A (the “December 2019 Annual Report”), by its March 30, 2020 due date due to delays in obtaining information from third parties who have similarly been unavailable and/or have not had sufficient time to complete the items requested. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the December 2019 Annual Report.

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

(3) Exhibits.

Exhibit Number	Title of Document	Location

2.1	Agreement and Plan of Merger effective as of August 26, 2013	Incorporated by reference from Definitive Information Statement on Form 14C Appendix C filed May 26, 2013

2.2	Stock Purchase Agreement with Brian Collins dated August 11, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 14, 2017

3.1	Amendment to Articles of Incorporation as filed December 27, 2012, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from the Current Report on Form 10-K filed May 13, 2013

3.2	Amendment to Articles of Incorporation as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix B filed May 26, 2013

3.3	Amended and restated articles of incorporation of BICO, Inc as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix F filed May 26, 2013

3.4	Bylaws of BICO, Inc. as filed, with the Pennsylvania Department of State Corporate Bureau	Incorporated by reference from Definitive Information Statement on Form 14C Appendix G filed May 26, 2013

3.5	Certificate of incorporation, as filed with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017.

3.7	Certificate of Designation for Series A-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 14, 2017.

3.8	Bylaws	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location

4.1	Common Stock Purchase Warrant dated May 1, 2013	Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q/A filed May 30, 2013

4.2	Form of Class A Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014.

4.3	Form of Class B Warrant	Incorporated by reference from Current Report on Form 8-K filed July 25, 2014

4.4	Form of Convertible Debenture	Incorporated by reference from Current Report on Form 8-K filed December 29, 2014

4.5	Form of Amended and Restated Class C Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.6	Form of Amended and Restated Class D Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.7	Form of Amended and Restated Performance Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.8	Form of Amended and Restated Placement Agent Warrant	Incorporated by reference from Current Report on Form 8-K filed January 23, 2015

4.9	Form of Warrant	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 18, 2017

4.10	Form of Warrant issued to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-221300) filed October 17, 2017

4.11	Form of warrants issued to First Choice International Company, Inc.	Incorporated by reference to the exhibits to Exhibit 10.1 to Current Report on Form 8-K Filed December 19, 2017

10.1	Loan Agreement dated January 22, 2013 between the Company and Mark White	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed on May 30, 2013

10.2	Form of Independent Director Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.3	From of Indemnification Agreement between the Company and Richard Vos/Nicholas Carpinello/Robert Law	Incorporated by reference from the Current Report on Form 8-K filed August 22, 2013

10.4	Agreement, dated November 29, 2013, between One Horizon Group, Inc. and Newport Coast Securities, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 3, 2013

10.5	Director Agreement between the Company and Robert Vogler dated January 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed January 13, 2014

10.6	Securities Purchase Agreement dated July 21, 2014	Incorporated by reference from the Current Report on Form 8-K filed on July 25, 2014

Exhibit Number	Title of Document	Location

10.7	Form of Securities Purchase Agreement dated July 14, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017

10.8	Amendment to Certain Transaction Documents dated August 15, 2014	Incorporated by reference from the Current Report on Form 8-K filed on August 8, 2014

10.9	Securities Purchase Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.10	Agreement with Zhanming Wu for conversion of Convertible Debenture	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2017

10.11	Registration Rights Agreement dated December 22, 2014	Incorporated by reference from the Current Report on Form 8-K filed on December 29, 2014

10.12	Agreement with Mark White dated August 4, 2017 for Exchange of Series A-1 Preferred Stock	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 8, 2017

10.13	Consulting Agreement dated October 17, 2017 with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3(File No. 333-221300) filed October 17, 2017

10.14	Agreement dated December 6, 2017 with Maxim Group LLC	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed April 2, 2018

10.15	Agreement dated December 13, 2017 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2017

10.16	Indemnification Agreement between the Company and Martin Ward dated	Incorporated by reference from the Annual Report on Form 10-K filed on April 1, 2015

10.17	Form of Securities Purchase Agreement dated July 14, 2017.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017.

10.18	Exchange Agreement dated January 18, 2018 with Once In A Lifetime, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2018

10.19	Exchange Agreement dated February 26, 2018 with C-Rod, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2018

10.20†	Employment Agreement with Mark White	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed April 2, 2018

10.21†	Employment Agreement with Martin Ward	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed April 2, 2018

10.22†	2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed April 2, 2018

10.23	Subscription Agreement with BK Consulting Group, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-225945) filed on June 28, 2018 and declared effective on August 7, 2018

10.24	Verified Complaint in the Wu Litigation	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018

Exhibit Number	Title of Document	Location

10.25	Escrow Agreement between the Company and the stockholders of Banana Whale Studios Pte. Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2018

10.26	Subscription Agreement with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-227247) filed on September 10, 2018 and declared effective on September 14, 2018

10.27	Exchange Agreement dated as of May 18, 2018 by and among One Horizon Group, Inc., Banana Whale Studios, Sargon Petros, Mark Hogbin, Rita Liu and Jeremy Chung	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2018

10.28	Subscription Agreement dated as of August 29, 2018	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.29	Consulting Agreement dated as of March 30, 2018 with BK Consulting Group, LLC	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-3 filed on September 10, 2018 and declared effective on September 14, 2018

10.30	Subscription Agreement dated as of September 21, 2018.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 21, 2018

10.31	Securities Purchase Agreement dated as of October 4, 2018 with First Choice International Company, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 9, 2018

10.32	Exchange Agreement dated as of October 22, 2018 for the acquisition of a majority of the outstanding shares of Browning	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 2018

10.33	Settlement Agreement relating to the Wu Litigation	Incorporated by reference to Registration Statement on Form S-3 (Registration No. 333-227971) filed October 24, 2018 and declared effective November 2, 2018

10.34	Consulting Agreement with One Percent Investments, Inc.	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed November 16, 2018

10.35	Securities Purchase Agreement with Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed November 16, 2018

10.36	Securities Purchase Agreement with BK Consulting Group, LLC.	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed November 16, 2018

10.37	Agreement dated as of February 4, 2019 relating to Disposition of Banana Whale Studios Pte. Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019

10.38	Promissory Note of Banana Whale Studios Pte Ltd dated February 4, 2019.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2019

Exhibit Number	Title of Document	Location

10.39	Pledge and Escrow Agreement dated as of February 4, 2019.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2019

10.40	Exchange Agreement dated as of February 20, 2019 with Maham LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019

10.41	Consulting Agreement with One Percent Investments, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2019

10.42	Equity Purchase Agreement entered into on August 5, 2019 and dated as of July 18, 2019 with Crown Bridge Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.43	Registration Rights Agreement entered into on August 5, 2019 and dated as of July 18, 2019, with Crown Bridge Partners, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.44	Convertible promissory note issued to Bespoke Growth Partners, Inc. on July 11, 2019	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-1 (Registration No. 333-233825) filed September 18, 2019 and declared effective September 23, 2019

10.45	Consulting Agreement dated August 5, 2019 by and between the registrant and Catalyst Corporate Solutions, LLC	Previously filed

10.46	Accord and First Amended Consulting Agreement dated April 16, 2020 by and between the registrant and Catalyst Corporate Solutions, LLC	Previously filed

10.47	Consulting Agreement dated April 16, 2020 by and between the registrant and Quantum Lexicon	Previously filed

10.48	Convertible Promissory Note dated November 21, 2019 issued by the registrant to Bespoke Growth Partners, Inc.	Previously filed

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

21.1	Subsidiaries	Previously filed

23.1	Consent of Cherry Bekaert, LLP	Previously filed

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Previously filed

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Previously filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed

Exhibit Number	Title of Document	Location

101.INS	XBRL Instance	Previously filed

101.SCH	XBRL Taxonomy Extension Schema	Previously filed

101.CAL	XBRL Taxonomy Extension Calculation	Previously filed

101.DEF	XBRL Taxonomy Extension Definition	Previously filed

101.LAB	XBRL Taxonomy Extension Labels	Previously filed

101.PRE	XBRL Taxonomy Extension Presentation	Previously filed

† Management contract, compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: May 12, 2020	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

Date: May 12, 2020	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark White	President, Chief Executive Officer and Director	May 12, 2020
Mark White

/s/ Martin Ward	Chief Financial Officer and Director	May 12, 2020
Martin Ward

*	Director	May 12, 2020
Nicholas Carpinello

*	Director	May 12, 2020
Robert Law

*	Director	May 12, 2020
Nalin Jay

	Director	May 12, 2020
Ajing Zhang

	Director	May 12, 2020
Pengfei Li

*	Martin Ward
Martin Ward
Attorney-in-fact