Form 10-Q
period 2020-03-31
Touchpoint Group Holdings Inc.
filed 2020-06-30
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-36530

Touchpoint Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3561419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Biscayne Blvd, Suite 203, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(305) 420-6640

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 29, 2020, 34,987,393 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Touchpoint Group Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 12, 2020, the Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. These disruptions include, but are not limited to: office closures and the unavailability of key Company personnel required to prepare the Company’s financial statements for the period ended March 31, 2020 due to suggested, and mandated, illness, social quarantining and work from home orders. The Company was delayed in preparing and filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “March 2020 Quarterly Report”) by its May 15, 2020 due date due to delays in obtaining information from third parties who have similarly been unavailable and/or have not had sufficient time to complete the items requested. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the March 2020 Quarterly Report.

i

ii

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

iii

PART I – FINANCIAL INFORMATION

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets	(unaudited)

Current assets:
Cash	$11	$258
Accounts receivable, net	120	80
Prepaid compensation	550	550
Other receivable	233	-
Advances to acquisition target	210	210
Other current assets	78	88
	1,202	1,186
Current assets of discontinued operations	1	29
Total current assets	1,203	1,215

Other receivable	250	250
Intangible assets, net	1,840	1,992
Goodwill	419	419
Prepaid compensation, net of current portion	779	917
Non current assets of discontinued operations	5	34
Total assets	$4,496	$4,827

Liabilities, Temporary Equity and Stockholders’ Equity

Current liabilities:
Accounts payable	$572	$387

Accrued expenses	205	200
Accrued compensation	469	531
Amounts due to related parties	19	19
Loans payable	241	290

Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	2,506	2,427

Current liabilities of discontinued operations	11	428
	2,517	2,855
		—
Total liabilities	2,517	2,855

Temporary Equity – redeemable common stock outstanding 33,944 shares	605	605

Stockholders’ Equity

Preferred stock: $0.0001 par value, authorized 50,000,000 shares; nil issued and outstanding shares	—	—

Common stock: $0.0001 par value, authorized 200,000,000 shares; issued and outstanding 11,617,195 shares as of March 31, 2020 and 4,098,914 shares as of December 31, 2019	2	2
Additional paid-in capital	61,826	61,749

Accumulated deficit	(61,400)	(61,362)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ equity	404	365
Equity attributable to non-controlling interest	970	1,002

Total Stockholders’ Equity	1,374	1,367

Total liabilities and stockholders’ equity	$4,496	$4,827

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$40	$-

Cost of revenue:
Software and production costs	-	4
Amortization of intangible assets	139	110
	139	114

Gross deficit	(99)	(114)

Expenses:
General and administrative	499	890

	499	890

Loss from operations	(598)	(1,004)

Other income and expense:
Interest expense	(48)	(17)
Interest income	3	4
Other income	606	553
Foreign exchange	(1)	(1)

	560	539

Loss before discontinued operations	(38)	(465)

Loss from discontinued operations	-	(225)

Net loss for the period	(38)	(690)

Net loss attributable to non-controlling interest	-	34

Net loss attributable to Touchpoint Group Holdings, Inc. Common stockholders	$(38)	$(656)

Loss per share attributable to Touchpoint Group Holdings, Inc. stockholders

Basic and diluted net loss per share – continuing operations	$(0.01)	$(0.13)
Basic and diluted net loss per share – discontinued operations	$-	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	5,096	3,536

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(38)	$(656)
Other comprehensive income:
Foreign currency translation adjustment gain	-	11
Total comprehensive loss	$(38)	$(645)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription		Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In	Receivable		Deficit	Income	Interest	Equity

Balances, January 1, 2019	34	$605	3,502	$2	$62,606		$(1,425)	$(54,854)	$(35)	$1,571	$7,865

Net loss	—	—	—	—	—		—	(656)	—	(34)	(690)

Foreign currency translation	—	—	—	—	—		—	—	11	—	11

Disposal of equity in Banana Whale Studios PTE Limited							—	—	—	(449)	(449)

Balances, March 31, 2019	34	$605	3,502	$2	$62,606		$(1,425)	$(55,510)	$(24)	$1,088	$6,737

Balances, January 1, 2020	34	$605	4,099	$2	$61,749	$		$(61,362)	$(24)	$1,002	$1,367

Net loss								(38)			(38)

Return of shares on recission of contracts			(563)		(2)					(32)	(34)

Issuance of shares on partial conversion of loan payable			5,476		71						71

Correction of shares not subject to reverse split			2,400

Shares issued for financing commitment			206		8						8

Balances, March 31, 2020	34	$605	11,618	$2	$61,826	$		$(61,400)	$(24)	$970	$1,374

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:

Net loss for the period	$(38)	$(657)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
	-	-
Amortization of intangible assets	139	110
Gain on sale of interest in subsidiary	(606)	(553)

Amortization of shares issued for services	191	138
Shares issued for financing commitment	8	-
Loan discount	18	-

Changes in operating assets and liabilities:
Accounts receivable	(43)	(37)
Other assets	10	16
Accounts payable and accrued expenses	128	265
Net cash flows from operating activities – continuing operations	(193)	(718)
Net cash flows from operating activities – discontinued operations	-	4
Net cash flows from operating activities	(193)	(714)

Cash flows from investing activities:
Cash advances to acquisition target	-	(64)
Proceeds from sale of interest in subsidiary	-	1,500
Net cashflows from investing activities – continuing operations	-	1,436
Net cashflows from investing activities – discontinued operations	-	(38)
Net cash flows from investing activities	-	1,398

Cash flows from financing activities:

Proceeds from loans	125	10
Repayment of loan	(180)	-
Proceeds from note receivable	1	—
Net cash flows from financing activities – continuing operations	(54)	10
Net cash flows from financing activities – discontinued operations	-	28
Net cash flows from financing activities	(54)	38

Increase in cash during the period	(247)	722
Foreign exchange effect on cash	-	1

Cash at beginning of the period	258	353

Cash at end of the period	$11	$1,076

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

On September 26, 2019, the Company changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings, Inc. (the “Company”). The Company has the following businesses:

(i)	Touchpoint Connect Limited (“Touchpoint”) – Touchpoint is a newly formed wholly owned subsidiary that offers a white label product which is a fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

(ii)	Love Media House - The Company is in negotiations to sell its interests in Love Media House, Inc. (“Love Media House”) and as such, it is considered to be discontinued operations.

(iii)	Browning - In February 2020 the Company sold all of its interest in Browning Productions & Entertainment, Inc. (“Browning”) and its results for 2019 and through the sale in 2020 are treated as discontinued operations.

(iv)	123 Wish, Inc. – 123Wish, Inc. (“123Wish”) is considered dormant. All of its operations have been moved to Touchpoint.

The Company is based in the United States of America, Hong Kong, China and the United Kingdom.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 24, 2020 and as amended.

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

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flows from operations which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has principally financed these losses from the sale of equity securities and the issuance of debt instruments.

The Company will be required to raise additional funds through various sources, such as equity and debt financings. While the Company believes it is probable that such financings could be secured, there can be no assurance the Company will be able to secure additional sources of funds to support its operations or, if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to us.

At March 31, 2020, the Company had cash of approximately $11,000. Together with the Company’s current operational plan, budget, and expected financings, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the first quarter of 2021. However, actual results could differ materially from the Company’s projections.

On August 5, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Crown Bridge Partners, LLC (“Crown”), whereby Crown is committed to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and is priced at an 18% discount to average market price. As of March 31, 2020, no shares have been sold under the Equity Purchase Agreement.

Basis of Accounting and Presentation

These condensed consolidated financial statements have been prepared in conformity with GAAP.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in the United Kingdom, are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses.

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short-term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in the U.S. and the United Kingdom which balances may exceed insured limits at times. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

Revenue Recognition – We recognize revenues from discontinued operations and continuing operations as described below:

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

— Continuing operations

3	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services is recognized over time as the services are provided and charged.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2020 three customers (and as of December 31, 2019 – two customers) accounted for 100% of accounts receivable. During the three months ended March 31, 2020, one customer accounted for 100% of the revenue and there was no revenue during the three months ended March 31, 2019. The balance of accounts receivable as of March 31, 2020 and December 31, 2019, includes an amount of $40,000 owed from an acquisition target.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairment charge has been determined during the respective three months ended March 31, 2020 As set out in Note 3, during the year ended December 31, 2019, the Company recorded an impairment charge related to the Company’s discontinued operations of $2.4 million.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended March 31, 2020 and 2019, all outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Other receivables

Other receivables of the Company consisted of receivables from Banana Whale Studios Pte Ltd. (“Banana Whale”) and Browning for the balances of amounts outstanding from the sale of the former subsidiaries. The aggregate balances as of March 31, 2020 and December 31, 2019 were $458,000 and $250,000 respectively (see Note 3).

Other receivables comprise the following (in thousands):

	March 31	December 31
	2020	2019
	(unaudited)
Banana Whale	$250	$250
Browning Production & Entertainment, Inc.	208	-
	$458	$250

On February 14, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the sale agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received, given during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 18 months together with interest of 1% per month. During the three months ended March 31, 2020 the Company received $1,000 and in addition credited Browning with an additional $1,000 repayment discount.

Mr. Browning also agreed to return the 89,333 shares of Company common stock issued under the original acquisition for cancellation by the Company.

During the three months ended March 31, 2020, the Company realized a gain of $606,000 on the sale of its 51% interest in Browning.

Note 3. Discontinued Operations

On January 1, 2019 the Company sold its 51% interest in Banana Whale to a third party in return for $1,500,000 in cash, a promissory note in the principal amount of $500,000 (the “Banana Whale Note”) and the return of 295,322 shares of the Company’s common stock issued upon acquisition.

In December 2019, an agreement regarding the remaining amount due on the Banana Whale Note of $500,000 was reached pursuant to which the Company received $250,000 in December 2019. In addition, the balance is payable over the two years ending December 2021 whereby the Company will receive an amount equal to 25% of reported EBITDA each quarter up to a maximum amount of $250,000 in the aggregate. As of March 31, 2020, no payments have been received.

During the year ended December 31, 2019, the Company decided to sell its interests in its subsidiaries, Love Media House and Browning. In connection with this determination, the Company concluded the intangible assets related to these subsidiaries were impaired. Accordingly, the Company recorded an impairment charge of approximately $2.4 million which was included in the loss from discontinued operations for the year ended December 31, 2019.

On February 18, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the Recission Agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 18 months together with interest of 1% per month. During the three months ended March 31, 2020, the Company received $1,000 and in addition credited Browning with an additional $1,000 repayment discount reducing the outstanding principal to $208,000 as of March 31, 2020.

In June 2020, Mr. Browning returned the 89,333 shares of Company common stock issued under the original acquisition. The shares have now been cancelled by the Company.

During the three months ended March 31, 2020, the Company realized a gain of $606,000 on the sale of its 51% interest in Browning.

The Company has accounted for the operations of Love Media House and Browning as discontinued operations. The Statements of Operations for the three months ended March 31, 2020 and 2019 for discontinued operations is as follows (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019

Revenue	$-	$201
Cost of revenue
Software and production costs	-	78
Amortization	-	50
	-	128
Gross Profit	-	73
Expenses
General and administrative	-	294
Depreciation	-	1
Other expenses	-	3

	-	298
Loss from Discontinued Operations	$-	$(225)

The balance sheet of discontinued operations as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Current Assets	(unaudited)
Cash	$-	$2
Other current assets	1	27
	1	29
Property and equipment	5	34
	$6	$63

Current Liabilities
Accounts payable and accrued expenses	$-	$36
Deferred revenue	-	15
Loans payable	-	115
Finance contracts, due within one year	-	51
Notes payable – related parties	11	211

	$11	$428

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Touchpoint software	$2,937	$2,950
Goodwill	419	419

	3,356	3,369
Less accumulated amortization	(1,097)	(958)

Intangible assets, net	$2,259	$2,411

Note 5. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of March 31, 2020, the counterparties had not demanded repayment of the promissory notes.

b) Century River Limited

The $500,000 loan payable with a remaining principal balance of $10,000 at March 31, 2020 is due to Century River Limited, a company controlled by the Company’s CEO, Mark White. This loan is due on demand and bears interest at 3% per annum.

c) Bespoke Growth Partners Convertible Note #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was due on January 26, 2020 and bore interest of 20% per annum. During the three months ended March 31, 2020 the Company repaid $56,641 of principal and $15,070 of interest on the note by issuing an aggregate of 5,476,027 shares of Company common stock to Bespoke Growth Partners. The balance owing as at March 31, 2020 was $43,359.

d) Bespoke Growth Partners Convertible Note #2

In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. The net loan proceeds will be $200,000, after the loan discount of $100,000. During the three months ended March 31, 2020 the Company received proceeds under the note of $125,000. The balance outstanding as at March 31, 2020, including pro-rata loan discount, was $187,500.

e) Labrys Fund

The loan payable to Labrys Fund LP (“Labrys”)in the amount of $180,000 was paid in full on January 24, 2020.

Note 6. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the three months ended March 31, 2020, the Company issued shares of common stock as follows:

●	5,476,028 shares of common stock, with an aggregate fair value of $71,711, in partial settlement of principal and interest owing to Bespoke Growth Partners,

●	2,400,000 shares of common stock to adjust shares issued in 2019 for consulting services which were not subject to reverse split, and

●	206,000 shares of common stock for a commitment fee payable to Crown under the agreement dated in July 2019.

During the three months ended March 31, 2020 563,760 shares of common stock were returned to the Company for cancellation.

During the year ended December 31, 2019, the Company issued shares of common stock as follows:

●	81,933 shares of common stock, with an aggregate fair value of $126,760, as additional compensation related to acquisition of Browning,

●	200,000 shares of common stock, with an aggregate fair value of $150,000, for consulting services to be provided,

●	100,000 shares of common stock with a fair value of $38,750 for consulting services to be provided,

●	179,104 shares of common stock as security against the loan payable to Labrys which shares were returned to the Company for cancellation in February 2020, and

●	370,000 shares of common stock for a commitment fee payable to Crown.

During the year ended December 31, 2019, 340,000 shares of common stock, issued in December 2018 were returned to the Company for cancellation and the related share subscription due was cancelled.

Stock Purchase Warrants

As of March 31, 2020, the Company had reserved 2,890 shares of its common stock for the outstanding warrants with a weighted average exercise price of $20.00. Such warrants expire at various times through July 2020.

During the three months ended March 31, 2020 and March 31, 2019, no warrants were issued, exercised or forfeited.

Note 7. Stock-Based Compensation

On August 6, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There were no options issued in the three months ended March 31, 2020 and 2019 and there were no options outstanding as at March 31, 2020.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the three months ended March 31, 2020, no common stock of the Company was issued under the 2018 Plan.

Note 8. Legal Proceedings

The Company has received a claim from the landlord of a property leased by Maham LLC (“Maham”), under which the Company is a guarantor. The Company has retained counsel, is in discussions with the landlord regarding the claim and is discussing a solution to Maham’s financial difficulty.

The Company has also been served a claim from the former management of Love Media House regarding a claim for unpaid wages. The Company disputes the validity of the claim in its entirety.

Note 9. Subsequent Events

On five dates subsequent to March 31, 2020, the Company issued a total of 8,180,584 shares of common stock, with a value of $28,559, to Bespoke Growth Partners as part settlement of principal and interest of convertible note.

On April 23, 2020, the Company issued 5,000,000 shares of common stock for consulting services.

On April 24, 2020, the Company entered into an Agreement pursuant to which the Company agreed to issue and immediately and irrevocably deliver to a consultant 2,000,000 restricted shares of Company common stock. With regard to any acquisition of a company introduced by the consultant that results in ownership by the Company of not less than 20% of such company, the Company agreed to compensate the consultant within three business days of closing of such transaction by that amount of cash that equates to 5% of the anticipated total purchase price or deal value or that amount of Company stock that equates to 7.5% of the anticipated purchase price or deal value.

On April 24, 2020, the Company issued an aggregate of 5,000,000 shares of common stock to an employee in advance of stock awards due to him.

On May 4, 2020, the Company issued 353,673 shares of common stock to Crown Bridge Partners for a commitment fee.

On May 18, 2020, the Company issued a total of 3,000,000 shares of common stock to two consultants for services.

On May 19, 2020, the Company received $133,000 from Geneva Roth Remark Holdings, Inc. for a convertible note, due May 19, 2021, with an interest rate of 10% per annum.

On June 15, 2020, the Company received $145,000 from FirstFire Global Opportunities Fund LLC for a convertible note, due June 15, 2020, with an interest rate 10% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2019, as amended including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

TCL brings users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

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

Results of Operations

Comparison of three months ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars, unaudited)

	Three Months Ended March 31,		Change
	2020	2019	Increase/ (decrease)	Percentage Change

Revenue	$40	$-	$40	N/A

Cost of revenue	139	114	25	21.9

Gross deficit	(99)	(114)	(15)	(13.2)

Operating expenses:

General and administrative	499	890	(391)	(43.9)

Depreciation	-	-

Total operating expenses	499	890	(391)	(43.9)

Loss from operations	(598)	(1,004)	406	40.4

Other income	560	539	21	3.9
Loss for the period from continuing operations	(38)	(465)	427	91.8
Loss attributable to discontinued operations	-	(225)	225	N/A
Net loss	$(38)	$(690)	652	94.5

Revenue: Revenue increased by $40,000 to approximately $40,000 in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was due to the Touchpoint software license sale which was not available in 2019.

Gross Deficit: Gross margin deficit for the three months ended March 31, 2020 was approximately $99,000 as compared to $114,000 for the three months ended March 31, 2019, a reduction of approximately $15,000, due to increased revenue less amortization expense.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $500,000 and $900,000 during the three months ended March 31, 2020 and 2019, respectively. The major cost reduction related to the costs incurred by the Company in the three months ended March 31, 2019 as compared to the costs incurred in the three months ended March 31, 2020.

Other income: The Company achieved other income of $560,000 in the three months ended March 31, 2020 which was greater than the other income of $539,000 in the same period in 2019. This was primarily attributable to gains on disposal of subsidiaries of $606,000 in the three months ended March 31, 2020 compared to the gain the comparative quarter ended March 31, 2019 of $553,000.

Net Loss: Net loss for continuing operations for the three months ended March 31, 2020 was approximately $38,000 as compared to net loss of approximately $465,000 for the same period in 2019.

Liquidity and Capital Resources

Three Months Ended March 31, 2020 and March 31, 2019

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31, (in thousands, unaudited)
	2020	2019
Net cash flows from operations	(193)	(718)
Net cash flows from investing activities	-	(1,398)
Net cash flows from financing activities	(54)	38

Net cash used by operating activities was approximately $193,000 for the three months ended March 31, 2020 as compared to net cash used in operating activities of approximately $718,000 for the same period in 2019 a reduction of approximately 73%.

No cash was provided by or used in investing activities as compared to cash used of $1,398,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash generated in the period to March 31, 2019 in investing activities related primarily to cash generated from the disposal of the majority interest in Banana Whale Studios PTE Limited.

Net cash used in financing activities was approximately $54,000 for the three months ended March 31, 2020 as compared to $38,000 generated for the three months ended March 31, 2019.

At March 31, 2020, the Company had cash of $11,000. In the three months ending June 30, 2020, through the date hereof, the Company has raised $303,000 from convertible loans. Based on the Company’s current operational plan and budget, the Company believes that it is probable that it has will have sufficient cash to fund its operations into at least the third quarter of 2021. However actual results could differ materially from the Company’s projections.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

The Company has also been served a claim from the former management of Love Media regarding a claim for unpaid wages. The Company disputes the validity of its claim in its entirety.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 24, 2020, as amended on May 12, 2020 (the “2019 Form 10-K”) which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the SEC before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Between April 7, 2020 and May 4, 2020, the Company issued a total of 8,180,584 shares of common stock, with an aggregate value of $28,559, to Bespoke Growth Partners, as a partial settlement of principal and interest of a convertible note.

On April 23, 2020, the Company issued 5,000,000 shares of common stock to Scott Mahoney for consulting services.

On April 24, 2020, the Company entered into an agreement pursuant to which the Company agreed to issue and immediately and irrevocably deliver to a consultant 2,000,000 restricted shares of Company common stock. With regard to any acquisition of a company introduced by the consultant that results in ownership by the Company of not less than 20% of such company, the Company agreed to compensate the consultant within three business days of the closing of such transaction by that amount of cash that equates to 5% of the anticipated total purchase price or deal value or that amount of Company stock that equates to 7.5% of the anticipated purchase price or deal value.

On April 24, 2020, the Company issued an aggregate of 5,000,000 shares of common stock to an employee in advance of stock awards due to him.

On May 4, 2020, the Company issued 353,673 shares of common stock to Crown, an accredited investor, for a commitment fee.

On May 18, 2020, the Company issued a total of 3,000,000 shares of common stock to two consultants for services provided.

The Company received $133,000 from Geneva Roth Remark Holdings, Inc. in exchange for a convertible note, due May 19, 2021, with an interest rate of 10% per annum.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Securities Purchase Agreement dated June 15, 2020 by and between the registrant and FirstFire Global Opportunities Fund LLC.

10.2	Convertible Promissory Note dated June 15, 2020 issued by the registrant in favor of FirstFire Global Opportunities Fund LLC.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: June 29, 2020	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)