Form 10-Q
period 2020-06-30
Touchpoint Group Holdings Inc.
filed 2020-08-18
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 17, 2020, 39,787,393 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(in thousands, except share data)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash	$191	$258
Accounts receivable, net	250	80
Prepaid compensation	550	550
Other receivable	229	-
Advances to acquisition target	210	210
Other current assets	182	88
	1,612	1,186
Current assets of discontinued operations	1	29
	1,613	1,215

Other receivable	250	250
Property and equipment, net	3	-
Intangible assets, net	1,702	1,992
Goodwill	419	419
Prepaid compensation, net of current portion	642	917
Non current assets of discontinued operations	5	34
Total assets	$4,634	$4,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$665	$530
Accrued expenses	257	200
Accrued compensation	553	388
Loans payable	558	290
Amount due to related parties	19	19
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	3,052	2,427
Current liabilities of discontinued operations	11	428
Total current liabilities	3,063	2,855

Total liabilities	3,063	2,855

Temporary Equity – redeemable common stock outstanding 33,944 shares	605	605

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 200,000,000; 34,987,393 and 4,098,914 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	2
Additional paid-in capital	62,224	61,749

Accumulated deficit	(62,208)	(61,362)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ (deficit) equity	(4)	365
Equity attributable to non-controlling interest	970	1,002
Total stockholders’ equity	966	1,367

Total liabilities and stockholders’ equity	$4,634	$4,827

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$150	$48	$190	$48

Cost of revenue:
Software and production costs	-	-	-	4
Amortization of intangible assets	139	166	278	276
	139	166	278	280

Gross profit (deficit)	11	(118)	(88)	(232)

Expenses:
General and administrative	742	690	1,241	1,580

	742	690	1,241	1,580

Loss from operations	(731)	(808)	(1,329)	(1,812)

Other income and expense:
Interest expense	(74)	(18)	(122)	(35)
Interest income	-	6	3	10
Foreign exchange	(1)	(1)	(2)	(2)
Other (expense) income	(2)	-	604	553
	(77)	(13)	483	526

Loss before discontinued operations	(808)	(821)	(846)	(1,286)

Loss from discontinued operations	-	(329)	-	(554)

Net loss for the period	(808)	(1,150)	(846)	(1,840)
Net loss attributable to non-controlling interest	-	66	-	100

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(808)	$(1,084)	$(846)	$(1,740)

Earnings per share

Basic and diluted net loss per share – continuing operations	$(0.03)	$(0.23)	$(0.05)	$(0.36)

Basic and diluted net loss per share – discontinued operations	$-	$(0.09)	$-	$(0.16)

Weighted average number of shares outstanding
Basic and diluted	27,354	3,601	18,034	3,567

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(808)	$(1,084)	$(846)	$(1,740)
Other comprehensive income:
Foreign currency translation adjustment loss	-	-	-	11
Total comprehensive loss	$(808)	$(1,084)	$(846)	$(1,729)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Stock Subscription	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	Income	Receivable	Interest	Equity

Balances, January 1, 2019	34	$605	3,502	$2	$62,606	$(1,425)	$(54,854)	$(35)	$-	$1,571	$7,865

Net loss	-	-	-	-	-	-	(656)	-		(34)	(690)

Foreign currency translation	-	-	-	-	-	-	-	11		-	11

Disposal of interest in Banana Whale Studios PTE Limited										(449)	(449)

Balances, March 31, 2019	34	605	3,502	2	62,606	(1,425)	(55,510)	(24)	-	1,088	6,737

Net loss	-	-	-	-	-	-	(1,084)	-	-	(66)	(1,150)

Issuance of shares for contract modification	-	-	82	-	127	-	-	-	-	-	127

Issuance of shares for services	-	-	200	-	150	-	-	-	-	-	150

Balances, June 30, 2019	34	$605	3,784	$2	$62,883	$(1,425)	$(56,594)	$(24)	$	$1,022	$5,864

Balances, January 1, 2020	34	$605	4,099	$2	$61,749	$-	$(61,362)	$(24)	$-	$1,002	$1,374

Net loss	-	-	-	-	-	-	(38)	-	-	-	(38)

Return of shares	-	-	(474)	-	-	-	-	-	-	-	-

Issuance of shares on partial conversion of note payable			5,476		71	-	-	-	-	-	71

Correction of shares not subject to reverse split			2,400		-	-	-	-	-	-	-

Shares issued for financing commitment			206		8	-	-	-	-	-	8

Recission of shares on disposal of Banana Whale Studios PTE Limited	-	-	(89)	-	(2)	-	-	-	-	(32)	(34)

Balances, March 31, 2020	34	605	11,618	2	61,826	-	(61,400)	(24)	-	970	1,374

Net loss	-	-	-	-	-	-	(808)	-			(808)

Shares issuance for cash	-	-	646	-	20	-	-	-	-	-	20

Issuance of shares on partial conversion of note payable			7,337	1	28	-	-	-	-	-	29

Shares issued for financing commitment			354		26	-	-	-	-	-	26

Shares issued for services to be provided	-	-	15,000	1	324	-	-	-	-	-	325

Balances, June 30, 2020	34	605	34,955	4	62,224		(62,208)	(24)	-	970	966

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:

Net loss for the period	$(846)	$(1,286)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Shares issued for financing commitment	34	-
Amortization of intangible assets	278	276
Gain on sale of interest in subsidiary	(604)	(553)
Shares issued for services to be provided	256	-
Shares issued for contract modification	-	127
Loan discount	57	-
Forgiveness of note receivable	3	-
Amortization of shares issued for services	329	423
Changes in operating assets and liabilities:
Accounts receivable	(173)	(40)
Other assets	(30)	(64)
Accounts payable and accrued expenses	354	167
Net cash flows from operating activities – continuing operations	(342)	(950)
Net cash flows from operating activities – discontinued operations	-	(323)
Net cash flows from operating activities	(342)	(1,273)

Cash used in investing activities:

Cash advances to acquisition target	-	(126)
Proceeds from sale of interest in subsidiary	-	1,500
Purchase of intangible assets	(10)	-
Purchase of fixed assets	(3)	-
Net cash flows from investing activities – continuing operations	(13)	1,374
Net cash flows from investing activities – discontinued operations	-	(168)
Net cash flows from investing activities	(13)	1,206

Cash flows from financing activities:

Proceeds from issuance of shares	20	-
Repayment of loans	(190)	-
Proceeds from note receivable	3	-
Proceeds from loan	455	503
Net cashflows from financing activities – continuing operations	288	503
Net cashflows from financing activities – discontinued operations	-	48
Net cashflows from financing activities	288	551

(Decrease) increase in cash during the period	(67)	484
Foreign exchange effect on cash	-	10

Cash at beginning of the period	258	353

Cash at end of the period	$191	$847

Supplementary Information:

Non-cash financing transactions:
Common stock issued for business combinations	-	14,220
Common stock issued for conversion of debt	-	406

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

On September 26, 2019, the Company changed its name from One Horizon Group, Inc. to Touchpoint Group Holdings, Inc. (the “Company”). The Company has the following businesses:

(i)	Touchpoint Connect Limited (“Touchpoint”) – Touchpoint is a newly formed wholly owned subsidiary that offers a white label product which is a fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

(ii)	Love Media House - The Company is in negotiations to sell its interests in Love Media House, Inc. (“Love Media House”) and as such, it is considered to be discontinued operations.

(iii)	Browning - In February 2020, the Company sold all of its interest in Browning Productions & Entertainment, Inc. (“Browning”) and its results for 2019 and through the sale in 2020 are treated as discontinued operations.

(iv)	123 Wish, Inc. – 123Wish, Inc. (“123Wish”) is considered dormant. All of its operations have been moved to Touchpoint.

The Company is based in the United States of America and the United Kingdom.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 24, 2020.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc (discontinued operations)	100%
● Touchpoint Connect Limited	100%

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

At June 30, 2020, the Company had cash of approximately $191,000. Together with the Company’s current operational plan and budget, and expected financings, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the first quarter of 2021. However, actual results could differ materially from the Company’s projections.

On August 5, 2019 the Company entered into an equity purchase agreement (“Equity Purchase Agreement”) with Crown Bridge Partners, LLC (“Crown”), whereby Crown is expected to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and priced at an 18% discount to average market price. As of June 30, 2020, 645,757 shares have been sold under the Equity Purchase Agreement for net cash proceeds of $19,969.

Basis of Accounting and Presentation

These condensed consolidated financial statements have been prepared in conformity with GAAP.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities other than those denominated in U.S. dollars, primarily in the United Kingdom, are translated into United States dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Discontinued operations

1.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

2.	Browning derives income from the advertising associated with the airing of television series produced by Browning and also licenses income from the showing of series on certain channels based on the number of viewers attracted. Advertising revenue is recognized when the series to which the advertising relates is aired.

— Continuing operations

3.	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services is recognized over time as the services are provided and charged.

The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2020 six customers accounted for 100% of the accounts receivable balance and as of December 31, 2019, two customers accounted for 68% of the accounts receivable balance. Four customers accounted for 100% of the revenue for the six months ended June 30, 2020 and two customers accounted for 100% of the revenue for the six months ended June 30, 2019.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairment charge has been determined during the respective three and six months ended June 30, 2020. As set out in Note 3, during the year ended December 31, 2019, the Company recorded an impairment charge related to the Company’s discontinued operations of $2.4 million.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six month periods ended June 30, 2020 and 2019, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net income (loss), foreign currency translation adjustment, and all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Recently adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us for annual periods beginning January 1, 2021. We are currently reviewing the provisions of this new pronouncement, and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the ASU on January 1, 2020. The amendment did not have an impact on our consolidated financial condition or results of operations.

 Other receivables

Other receivables of the Company consisted of receivables from Banana Whale Studios Pte Ltd. (“Banana Whale”) and Browning for the balances of amounts outstanding from the sale of the former subsidiaries. The aggregate balances as of June 30, 2020 and December 31, 2019 were $454,000 and $250,000 respectively (see Note 3).

Other receivables comprise the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Banana Whale	$250	$250
Browning Production & Entertainment, Inc.	204	-
	$454	$250

On February 14, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the sale agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received, given during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 18 months together with interest of 1% per month. During the six months ended June 30, 2020 the Company received $3,000 and in addition credited Browning with an additional $1,000 repayment discount.

In June 2020, Mr. Browning returned the 89,333 shares of Company common stock issued under the original acquisition for cancellation by the Company.

During the six months ended June 30, 2020, the Company realized a gain of $606,000 on the sale of its 51% interest in Browning.

Note 3. Discontinued operations

On January 1, 2019 the Company sold its 51% interest in Banana Whale to a third party in return for $1,500,000 in cash, a promissory note in the principal amount of $500,000 (the “Banana Whale Note”) and the return of 295,322 shares of the Company’s common stock issued upon acquisition.

In December 2019, an agreement regarding the remaining amount due on the Banana Whale Note of $500,000 was reached pursuant to which the Company received $250,000 in December 2019. In addition, the balance is payable over the two years ending December 2021 whereby the Company will receive an amount equal to 25% of reported EBITDA each quarter up to a maximum amount of $250,000 in the aggregate. As of June 30, 2020, no payments have been received.

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

On February 18, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the Recission Agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 18 months together with interest of 1% per month. During the three months ended March 31, 2020, the Company received $1,000 and in addition credited Browning with an additional $1,000 repayment discount reducing the outstanding principal to $204,000 as of June 30, 2020.

In June 2020, Mr. Browning returned the 89,333 shares of Company common stock issued under the original acquisition. The shares have now been cancelled by the Company.

During the six months ended June 30, 2020, the Company realized a gain of $606,000 on the sale of its 51% interest in Browning.

The Company has accounted for the operations of Love Media House and Browning as discontinued operations. The Statements of Operations for the three and six months ended June 30, 2020 and 2019 for discontinued operations is as follows (in thousands, unaudited):

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019

Revenue	$-	206	$-	407
Cost of revenue:
Software and production costs	-	89	-	167
Amortization	-	50	-	100
	-	139	-	267
Gross Profit	-	67	-	140
Expenses
General and administrative	-	388	-	682
Depreciation	-	4	-	5
Other expenses	-	4	-	7
	-	396	-	694
Loss from Discontinued Operations	$-	(329)	$-	(554)

The balance sheet of discontinued operations as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets
Cash	$-	$2
Other current assets	1	27
	1	29
Property and equipment	5	34
	$6	$63
Current Liabilities
Accounts payable and accrued expenses	$-	$36
Deferred revenue	-	15
Loans payable	-	115
Finance contracts, due within one year	-	51
Notes payable – related parties	11	211

	$11	$428

Note 4. Intangible Assets

Intangible assets consists of the following (in thousands):

	June 30	December 31
	2020	2019
	(unaudited)
Touchpoint software	$2,938	$2,950
Goodwill	419	419

	3,357	3,369
Less accumulated amortization	(1,236)	(958)

Intangible assets, net	$2,121	$2,411

Note 5. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of June 30, 2020, the counterparties had not demanded repayment of the promissory notes.

b) Century River Limited

The remaining principal balance of $10,000 of the $500,000 loan received from Century River Limited, a company controlled by the Company’s CEO, Mark White was repaid on June 10, 2020.

c) Bespoke Growth Partners Convertible Note #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was due on January 26, 2020 and bore interest of 20% per annum. During the six months ended June 30, 2020 the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners. The balance owing as at June 30, 2020 was $15,790.

d) Bespoke Growth Partners Convertible Note #2

In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. The net loan proceeds will be $200,000, after the loan discount of $100,000. During the six months ended June 30, 2020 the Company received proceeds under the note of $175,000. The balance outstanding as at June 30, 2020, including pro-rata loan discount, was

$262,500.

e) Labrys Fund

The loan payable to Labrys Fund LP (“Labrys”) in the amount of $180,000 was repaid in full on January 24, 2020.

f) Geneva Roth Remark Holdings, Inc.

In May 2020, the Company issued a convertible promissory note in the principal amount of $133,000 to Geneva Roth Remark Holdings, Inc. The note is due May 19, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a June 30, 2020 is $133,000.

g) Firstfire Global Opportunities Fund, LLC.

In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note is due June 15, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a June 30, 2020 is $145,000.

Note 6. Share Capital

Common Stock

The Company is authorized to issue 200 million shares of common stock, par value of $0.0001.

During the six months ended June 30, 2020, the Company issued shares of common stock as follows:

●	12,813,132 shares of common stock, with an aggregate fair value of $100,271, in partial settlement of principal and interest owing to Bespoke Growth Partners,

●	2,400,000 shares of common stock to adjust shares issued in 2019 for consulting services which were not subject to reverse split,

●	559,673 shares of common stock for a commitment fee payable to Crown under the agreement dated in July 2019,

●	645,757 shares of common stock for cash of $19,969,

●	5,000,000 shares of common stock, with a fair value of $60,000, for services to be provided,

●	5,000,000 shares of common stock, with a fair value of $68,500, for services to be provided,

●	2,000,000 shares of common stock, with a fair value of $27,400, for services to be provided, and

●	3,000,000 shares of common stock, with a fair value of $169,500, for services to be provided.

During the six months ended June 30, 2020, 563,760 shares of common stock were returned to the Company for cancellation of stock issued during the acquisitions of Banana Whale and Browning and loan payable to Labrys.

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

Stock Purchase Warrants

As at June 30, 2020, the Company had reserved 2,890 shares of its common stock for the outstanding warrants with weighted average exercise price of $20.00. These warrants expired in July 2020.

During the six months ended June 30, 2020, no warrants were issued, forfeited or exercised.

Note 7. Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There have been no options issued in the six months ended June 30, 2020 and 2019 and there are no options outstanding as at June 30, 2020.

In March 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the six months ended June 30, 2020, no common stock of the Company was issued under the 2018 Plan.

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

Note 9. Subsequent event

Effective July 15, 2020, the Company filed a preliminary information statement on Schedule 14C in connection with the approval of the following actions taken by the Company’s Board of Directors and by written consent of the holders of a majority of the voting power of the issued and outstanding capital stock of the Company:

1. Election of seven directors to the Company’s Board to serve until the Company’s 2021 annual meeting of stockholders or until their successors are elected and qualified;

2. Amendment of the Company’s certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 200,000,000 to 750,000,000;

3. Holding of a non-binding advisory vote on executive compensation; and

4. Holding of a non-binding advisory vote on the frequency of executive compensation advisory votes (collectively with the matters identified in Items 1 through 3 above, the “Corporate Actions”).

The purpose of the information statement is to notify stockholders that on July 14, 2020, stockholders holding a majority of the voting power of our issued and outstanding shares of capital stock executed a written consent approving the Corporate Actions. The written consent that the Company received constitutes the only stockholder approval required for the Corporate Actions under Delaware law and our Certificate and bylaws. As a result, no further action by any other stockholder is required to approve the Corporate Actions. Prior to effecting the Corporate Actions, the Company must file a definitive information statement on Schedule 14C with the SEC, mail the definitive information statement to stockholders of record entitled to notice, and wait at least 20 calendar days following such mailing.

Effective August 7, 2020 the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note is due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2019 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Summary Description of Core Business

During the three months ended June 30, 2020, the Company consolidated its ownership and the performance of particularly Browning Productions & Entertainment, Inc. (“Browning”)  and invested in the Touchpoint brand, bringing fans closer to celebrities by providing access to proprietary content, and livestream events, as well as exclusive merchandise. The platform is optimized for iOS and Android, as well as internet and TV-based applications.

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

The Company is based in the United States of America and the United Kingdom.

Disposal of Discontinued Operations

On October 22, 2018, we entered into an Exchange Agreement (“Browning Exchange Agreement”) pursuant to which we acquired a majority of the outstanding shares (the “Controlling Interest in Browning”) of Browning from William J. Browning, the sole stockholder of Browning.

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

As a result, the Company has seen delays in certain Touchpoint licensing agreements commencing operation which leads to subsequent delays in subscriptions being processed. All of the Company employees and management are able to operate from home while the stay-at-home orders remain in place.

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

The measures taken to date have impacted the Company’s business for the fiscal first and second quarters, and are expected to impact the third and fourth quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

For the fiscal years ended December 31, 2019 and 2018, our continuing operations generated revenues of $170,000 and $306,000, respectively; and reported net losses of $3,298,000 and $13,413,000, respectively, and negative cash flow from continuing operating activities of $1,431 and $2,973,000, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $61.3 million and recurring losses from operations as of December 31, 2019. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations.

Results of Operations

Comparison of three months ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2020	2019	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$150	$48	$102	212.5

Cost of revenue	139	166	(27)	(16.3)

Gross profit (deficit)	11	(118)	129	109.3

Operating expenses:

General and administrative	742	690	52	7.5

Total operating expenses	742	690	52	7.5

Loss from operations	(731)	(808)	77	9.5

Other (expense) income	(77)	(13)	(64)	(492.3)
Loss before discontinued operations	(808)	(821)	13	1.6

Loss for discontinued operations	-	(329)	329	100.0
Total net loss	$(808)	$(1,150)	$342	29.7

Revenue:  Our revenue for the three months ended June 30, 2020 increased by approximately $102,000 over the same period in 2019. The increase was a result of the sale of more software licenses during the three months ended June 30, 2020.

Gross Profit (Deficit):  Gross profit (deficit) for the three months ended June 30, 2020 was approximately $11,000 as compared to $(118,000) for the three months ended June 30, 2019, due primarily to the increase in revenue.

Operating Expenses:  Operating expenses incurred during the three months ended June 30, 2020 were approximately $742,000, an increase of approximately $52,000 (or 7.5%) when compared to the approximate figure of $690,000 incurred in the three months ended June 30, 2019.

Net Loss:  Net loss for the three months ended June 30, 2020 was approximately $808,000 as compared to net loss of approximately $821,000 for the same period in 2019.

Comparison of six months ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2020	2019	Increase/ (decrease)	Percentage Change

Revenue	$190	$48	$142	295.6

Cost of revenue	278	276	2	0.7

Gross deficit	(88)	(232)	144	62.1

Operating expenses:

General and administrative	1,241	1,580	(339)	(21.5)

Total operating expenses	1,241	1,580	(339)	(21.5)

Loss from operations	(1,329)	(1,812)	483	26.7

Other income	483	526	(43)	(8.2)
Loss for before discontinued operations	(846)	(1,286)	440	34.2

Loss for discontinued operations	-	(554)	554	100.0
Net loss	$(846)	$(1,840)	$994	54.0

Revenue: Our revenue for the six months ended June 30, 2020 was approximately $190,000 as compared to approximately $48,000 for the six months ended June 30, 2019, an increase of approximately $142,000. The increase was due to the increase in license sales in the second quarter.

Cost of Revenue: Cost of revenue was approximately $278,000 for the six months ending June 30, 2020 as compared to $276,000 for the six months ended June 30, 2019.

Gross Deficit: Gross deficit for the six months ended June 30, 2020 was approximately $88,000 as compared to a gross deficit of $232,000 for the six months ended June 30, 2019, a reduction in the deficit of approximately $144,000. The reduction was mainly due to the increase in revenue as set forth above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs, were approximately $1,329,000 and $1,812,000 during the six months ended June 30, 2020 and 2019, respectively. The reduction in operating costs primarily related to the reduction in travel costs of the business operations due to COVID 2019 including staff working from home, when compared to costs incurred in the same period in 2019.

Net Loss: Net loss for the six months ended June 30, 2020 was approximately $846,000 as compared to loss of approximately $1,840,000 for the same period in 2019. The net loss decrease was primarily due to the increase in Revenue and the reduction in running costs shown above.

Liquidity and Capital Resources

Six Months Ended June 30, 2020 and June 30, 2019

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2020	2019
Net cash flows from operations	(342)	(1,273)
Net cash flows from investing activities	(13)	1,206
Net cash flows from financing activities	288	551

Net cash used by operating activities of continuing operations decreased to $342,000 for the six months ended June 30, 2020 from $1,273,000 for the same period in 2019.

Net cash used from investing activities was approximately $13,000 in the six months ended June 30, 2020 as compared to net cash raised of $1,206,000 in the comparative period in 2019. The difference was primarily the $1,500,000 raised from the initial proceeds on the sale of the Company’s holding in Banana Whale Studios Pte Ltd in 2019.

Net cash generated in financing activities was approximately $288,000 for the six months ended June 30, 2020 as compared to $551,000 for the six months ended June 30, 2019. The cash generated from financing activities in the six months ended June 30, 2020 was primarily from convertible loans raised from US funds, less repayment of a loan raised in 2019. Whereas the net cash generated in the comparative period in 2019 was primarily generated from a loan from a related party.

At June 30, 2020, the Company had cash of approximately $191,000.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described in notes accompanying the unaudited consolidated financial statements. The preparation of the unaudited consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the unaudited financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the unaudited consolidated financial statements apply significant accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our unaudited consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed April 24, 2020, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2019 Form 10-K. However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 Form 10-K, as updated from time to time.

Public health epidemics or outbreaks, such as the novel strain of coronavirus (COVID-19), could adversely impact our business.

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

As a result, the Company has seen delays in certain Touchpoint licensing agreements commencing operation, which leads to subsequent delays in subscriptions being processed. All of the Company employees and management are able to operate from home while stay-at-home orders remain in place.

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

The measures taken to date have impacted the Company’s business for the fiscal first and second quarters, and are expected to impact the Company’s business for the third and fourth quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued shares of common stock as follows:

●	7,337,104 shares of common stock, with an aggregate fair value of $[XXXXX], in partial settlement of principal and interest owing to Bespoke Growth Partners,

●	353,673 shares of common stock for a commitment fee payable to Crown under the agreement dated in July 2019.

●	645,757 shares of common stock for cash of $19,969

●	5,000,000 shares of common stock, with a fair value of $60,000, for services to be provided.

●	5,000,000 shares of common stock, with a fair value of $68,500, for services to be provided.

●	2,000,000 shares of common stock, with a fair value of $27,400, for services to be provided.

●	3,000,000 shares of common stock, with a fair value of $169,500, for services to be provided.

The shares above were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. Each of the investors represented that it was acquiring the shares for investment only and not with a view toward, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: August 17, 2020	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)