Form 10-Q
period 2020-09-30
Touchpoint Group Holdings Inc.
filed 2020-11-16
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 30, 2020, 39,787,393 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(in thousands, except share data)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash	$131	$258
Accounts receivable, net	330	80
Prepaid compensation	550	550
Other receivables	171	-
Advances to acquisition target	210	210
Other current assets	167	88
	1,559	1,186
Current assets of discontinued operations	1	29
	1,560	1,215

Other receivables	85	250
Property and equipment, net	3	-
Intangible assets, net	1,568	1,992
Goodwill	419	419
Prepaid compensation, net of current portion	504	917
Non-current assets of discontinued operations	5	34
Total assets	$4,144	$4,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$653	$530
Accrued expenses	312	200
Accrued compensation	607	388
Loans payable	746	290
Amount due to related parties	19	19
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	3,337	2,427
Current liabilities of discontinued operations	11	428
Total current liabilities	3,348	2,855

Total liabilities	3,348	2,855

Temporary Equity – redeemable common stock outstanding 33,944 shares	605	605

Stockholders’ Equity
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, as of September 30, 2020, authorized 750,000,000; issued and outstanding 34,987,393 shares and as of December 31, 2019, authorized 200,000,000; issued and outstanding 4,098,914 shares.	4	2
Additional paid-in capital	62,224	61,749

Accumulated deficit	(62,983)	(61,362)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ (deficit) equity	(779)	365
Equity attributable to non-controlling interest	970	1,002
Total stockholders’ equity	191	1,367

Total liabilities and stockholders’ equity	$4,144	$4,827

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$100	$82	$290	$130

Cost of revenue:
Software and production costs	-	-	-	4
Amortization of intangible assets	138	139	416	415
	138	139	416	419

Gross deficit	(38)	(57)	(126)	(289)

Expenses:
General and administrative	444	1,047	1,685	2,628

	444	1,047	1,685	2,628

Loss from operations	(482)	(1,104)	(1,811)	(2,917)

Other income and (expense):
Interest expense	(68)	(39)	(190)	(64)
Interest income	2	-	5	-
Foreign exchange	(2)	(2)	(4)	(4)
Other income	(225)	-	379	553
	(293)	(41)	190	485

Loss before discontinued operations	(775)	(1,145)	(1,621)	(2,432)

Loss from discontinued operations	-	(2,777)	-	(3,330)

Net loss for the period	(775)	(3,922)	(1,621)	(5,762)
Net loss attributable to non-controlling interest	-	20	-	120

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(775)	$(3,902)	$(1,621)	$(5,642)

Earnings per share

Basic and diluted net loss per share – continuing operations	$(0.02)	$(0.32)	$(0.07)	$(0.68)

Basic and diluted net loss per share – discontinued operations	$-	$(0.77)	$-	$(0.93)

Weighted average number of shares outstanding
Basic and diluted	39,232	3,601	24,935	3,567

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(775)	$(3,902)	$(1,621)	$(5,642)
Other comprehensive income:
Foreign currency translation adjustment gain	-	-	-	11
Total comprehensive loss	$(775)	$(3,902)	$(1,621)	$(5,631)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	Mezzanine Equity		Common Stock		Additional	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Receivable	Deficit	Income	Interest	Equity

Balances, January 1, 2019	34	$605	3,502	$2	$62,606	$(1,425)	$(54,854)	$(35)	$1,571	$7,865

Net loss	-	-	-	-	-	-	(623)	-	(34)	(657)

Foreign currency translation	-	-	-	-	-	-	-	11	-	11

Disposal of interest in Banana Whale Studios PTE Limited									(449)	(449)

Balances, March 31, 2019	34	605	3,502	2	62,606	(1,425)	(55,477)	(24)	1,088	6,770

Net loss	-	-	-	-	-	-	(1,117)	-	(66)	(1,183)

Issuance of shares for contract modification	-	-	82	-	127	-	-	-	-	127

Issuance of shares for services	-	-	200	-	150	-	-	-	-	150

Balances, June 30, 2019	34	$605	3,784	$2	$62,883	$(1,425)	$(56,594)	$(24)	$1,022	$5,864
Net loss							(3,902)		(20)	(3,922)
Share subscription cancelled					(1,275)	1,275
Share subscription settled through services provided						150				150
Shares issued for commitment fee			174		67					67
Shares issued for services provided			100		39					39
Shares issued as security for loan			179

Balances, September 30, 2019	34	$605	3,897	$2	$61,714	$-	$(60,496)	$(24)	$1,002	$2,198

Balances, January 1, 2020	34	$605	4,099	$2	$61,749	$-	$(61,362)	$(24)	$1,002	$1,367

Net loss	-	-	-	-	-	-	(38)	-	-	(38)

Return of shares	-	-	(474)	-	-	-	-	-	-	-

Issuance of shares on partial conversion of note payable			5,476		71	-	-	-	-	71

Correction of shares not subject to reverse split			2,400		-	-	-	-	-	-

Shares issued for financing commitment			206		8	-	-	-	-	8

Recission of shares on disposal of Banana Whale Studios PTE Limited	-	-	(89)	-	(2)	-	-	-	(32)	(34)

Balances, March 31, 2020	34	605	11,618	2	61,826	-	(61,400)	(24)	970	1,374

Net loss	-	-	-	-	-	-	(808)	-		(808)

Shares issuance for cash	-	-	646	-	20	-	-	-	-	20

Issuance of shares on partial conversion of note payable			7,337	1	28	-	-	-	-	29

Shares issued for financing commitment			354		26	-	-	-	-	26

Shares issued for services to be provided	-	-	15,000	1	324	-	-	-	-	325

Balances, June 30, 2020	34	605	34,955	4	62,224		(62,208)	(24)	970	966
Net loss							(775)			(775)

Correction of shares not subject to reverse split			4,800

Balance September 30, 2020	34	$605	39,755	$4	$62,224	$-	$(62,983)	$(24)	$970	$191

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:

Net loss for the period	$(1,621)	$(2,432)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Depreciation of fixed tangible assets	-	1
Amortization of intangible assets	416	415
Gain on sale of interest in subsidiary	(379)	(553)
Shares issued for services to be provided	256	189
Shares issued for contract modification	-	127
Shares issued for financing commitment	34	67
Loan discount	84	-
Forgiveness of note receivable	3	-
Amortization of shares issued for services	465	689
Changes in operating assets and liabilities:
Accounts receivable	(277)	(97)
Other assets	(20)	(68)
Accounts payable and accrued expenses	454	339
Net cash flows from operating activities – continuing operations	(585)	(1,323)
Net cash flows from operating activities – discontinued operations	-	(578)
Net cash flows from operating activities	(585)	(1,901)

Cash used in investing activities:

Cash advances to former acquisition target	-	(140)
Proceeds from sale of interest in subsidiary	-	1,500
Purchase of intangible assets	(15)	-
Purchase of fixed assets	(3)	-
Net cash flows from investing activities – continuing operations	(18)	1,360
Net cash flows from investing activities – discontinued operations	-	(77)
Net cash flows from investing activities	(18)	1,283

Cash flows from financing activities:

Proceeds from issuance of shares	20	-
Repayment of loans	(190)	-
Proceeds from convertible loans	643	723
Proceeds from note receivable	3	(2)
Net cashflows from financing activities – continuing operations	476	721
Net cashflows from financing activities – discontinued operations	-	71
Net cashflows from financing activities	476	792

(Decrease) increase in cash during the period	(127)	174
Foreign exchange effect on cash	-	12

Cash at beginning of the period	258	313

Cash at end of the period	$131	$499

Supplementary Information:

Non-cash financing transactions:
Common stock issued to correct shares incorrectly having been subject to reverse split in September 2019	4,800,000	-
Common stock issued for conversion of debt	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

At September 30, 2020, the Company had cash of approximately $131,000. Together with the Company’s current operational plan and budget, and expected financings, the Company believes that it is probable that it will have sufficient cash to fund its operations into at least the first quarter of 2021. However, actual results could differ materially from the Company’s projections.

On August 5, 2019 the Company entered into an equity purchase agreement (“Equity Purchase Agreement”) with Crown Bridge Partners, LLC (“Crown”), whereby Crown is expected to purchase up to $10.0 million of new common stock from the Company at the Company’s option during the next three years. The amount is determined by the market value of trades and priced at an 18% discount to average market price. As of September 30, 2020, 645,757 shares have been sold under the Equity Purchase Agreement for net cash proceeds of $19,969.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continuing operations

1.	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services is recognized over time as the services are provided and charged.

— Discontinued operations

2.	Love Media House derives income from recording and video services. Income is recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. These revenues are non-refundable.

3.	Browning derives income from the advertising associated with the airing of television series produced by Browning and also licenses income from the showing of series on certain channels based on the number of viewers attracted. Advertising revenue is recognized when the series to which the advertising relates is aired.

The Company does not have off-balance sheet credit exposure related to its customers. As of September 30, 2020 eight customers (and as of December 31, 2019 two customers) accounted for 100% of the accounts receivable balance. For the nine months ended September 30, 2020, six customers accounted for 100% of the revenue and two customers accounted for 61% of the revenue for the nine months ended September 30, 2019.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairment charge has been determined during the respective three and nine months ended September 30, 2020. As set out in Note 3, during the year ended December 31, 2019, the Company recorded an impairment charge related to the Company’s discontinued operations of $2.4 million.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine month periods ended September 30, 2020 and 2019, outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

 Other receivables

Other receivables of the Company consisted of receivables from Banana Whale Studios Pte Ltd. (“Banana Whale”) and Browning for the balances of amounts outstanding from the sale of the former subsidiaries. The outstanding balances as of September 30, 2020 and December 31, 2019 were $229,000 and $250,000 respectively (see Note 3).

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

During the nine months ended September 30, 2020, the Company realized a net gain of $379,000 on the sale of its interests in former subsidiaries.

The Company has accounted for the operations of Love Media House and Browning as discontinued operations. The Statements of Operations for the three and nine months ended September 30, 2020 and 2019 for discontinued operations is as follows (in thousands, unaudited):

	Three Months ended September 30		Nine Months ended September 30
	2020	2019	2020	2019

Revenue	$-	57	$-	464
Cost of revenue:
Software and production costs	-	25	-	192
Amortization	-	50	-	150
	-	75	-	342
Gross (Deficit) Profit	-	(18)	-	122
Expenses
General and administrative	-	305	-	986
Depreciation	-	3	-	8
Other expenses	-	11	-	18
Impairment		2,440		2,440
	-	2,759	-	3,452
Loss from Discontinued Operations	$-	(2,777)	$-	(3,330)

The balance sheet of discontinued operations as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets
Cash	$-	$2
Other current assets	1	27
	1	29
Property and equipment	5	34
	$6	$63
Current Liabilities
Accounts payable and accrued expenses	$-	$36
Deferred revenue	-	15
Loans payable	-	115
Finance contracts, due within one year	-	51
Notes payable – related parties	11	211

	$11	$428

Note 4. Intangible Assets

Intangible assets consists of the following (in thousands):

	September 30	December 31
	2020	2019
	(unaudited)
Touchpoint software	$2,943	$2,950
Goodwill	419	419

	3,362	3,369
Less accumulated amortization	(1,375)	(958)

Intangible assets, net	$1,987	$2,411

Note 5. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of September 30, 2020, the counterparties had not demanded repayment of the promissory notes.

b) Bespoke Growth Partners Convertible Note #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was due on January 26, 2020 and bore interest of 20% per annum. During the nine months ended September 30, 2020 the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners. The balance owing as at September 30, 2020 was $15,790.

c) Bespoke Growth Partners Convertible Note #2

In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. The net loan proceeds will be $200,000, after the loan discount of $100,000. During the nine months ended September 30, 2020 the Company received proceeds under the note of $175,000. The balance outstanding as at September 30, 2020, including pro-rata loan discount, was

$262,500.

d) Geneva Roth Remark Holdings, Inc. #1

In May 2020, the Company issued a convertible promissory note in the principal amount of $133,000 to Geneva Roth Remark Holdings, Inc. The note is due May 19, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a September 30, 2020 is $133,000.

e) Geneva Roth Remark Holdings, Inc. #2

In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note is due July 27, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a September 30, 2020 is $63,000.

f) Firstfire Global Opportunities Fund, LLC.

In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note is due September 15, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a September 30, 2020 is $145,000. Based on the terms of the notes the company has elected the fair value option and recorded the debt and all related features at their fair values. Each reporting period the amounts will be adjusted to fair value.

g) EMA Financial, LLC.

In August 2020, the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note is due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as a September 30, 2020 is $125,000. Based on the terms of the notes the company has elected the fair value option and recorded the debt and all related features at their fair values. Each reporting period the amounts will be adjusted to fair value.

Note 6. Share Capital

Common Stock

Effective September 8, 2020, the Company amended its Articles of Incorporation increasing the number of authorized share of common stock from 200 million to 750 million, with a par value of $0.0001.

During the nine months ended September 30, 2020, the Company issued shares of common stock as follows:

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

●

3,000,000 shares of common stock, with a fair value of $169,500, for services to be provided, and

4,800,000 shares of common stock, to adjust shares issued in 2019 for consulting services which were not subject reverse split undertaken in September 2019.

During the nine months ended September 30, 2020, 563,760 shares of common stock were returned to the Company for cancellation of stock issued during the acquisitions of Banana Whale and Browning and loan payable to Labrys.

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

Stock Purchase Warrants

As at September 30, 2020, the Company had no warrants outstanding.

During the nine months ended September 30, 2020, no warrants were issued or exercised and 2,890 shares were forfeited. During the nine months ended September 30, 2019 no warrants were issued, exercised or forfeited

Note 7. Stock-Based Compensation

The shareholders approved a stock option plan on August 6, 2013, the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan is for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There have been no options issued in the nine months ended September 30, 2020 and 2019 and there are no options outstanding as at September 30, 2020.

In March 2018 the Company adopted an Equity Incentive Plan (“the 2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the nine months ended September 30, 2020, no common stock of the Company was issued under the 2018 Plan.

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

Note 9. Subsequent event

Effective October 23, 2020 the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark LLC. The note is due October 23, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2019 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Summary Description of Core Business

During the three months ended September 30, 2020, the Company invested further in the Touchpoint brand, bringing fans closer to celebrities by providing access to proprietary content, and livestream events, as well as exclusive merchandise. The platform is optimized for iOS and Android, as well as internet and TV-based applications.

Touchpoint is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

Touchpoint brings users closer to the action by enabling them to engage with celebrities, influencers, sports franchizes, players and relevant brands through features that include live streaming, access to limited edition merchandise, gamification, user rewards, third party branded offers, credit cards and associated benefits without restriction on commercial monetization of their content.

Touchpoint is available to a broad audience as a white label product. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time.

Touchpoint have signed significant licensing agreements with key fitness, yoga and influencers brands which are now being rolled out on the IOS and Google play store. With the licensee’s significant followers (in the millions) as the strategic marketing tool for subscriber acquisition we are confident these licenses will generate significant revenue for the licensees and Touchpoint.

The further reach of the Touchpoint platform will allow us to invest in the E-sports market which is going through massive growth.

We continue to monitor the market and look for strategic acquisitions that would allow us to grow at significant pace, create significant shareholder value and elevate to a first tier market.

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

In February 2020, the Company concluded the sale of its majority interest in Browning for the following consideration;

●	The return of 89,334 shares in the Company held by William J. Browning for cancellation; and

●	The repayment to the Company of the advances made to Browning totaling $210,000 over a 24-month period ending January 31, 2022. To encourage early repayment by Browning, the Company has agreed to give additional debt reduction on the basis of $1.00 credit for every $1.00 paid during the first nine months of the repayment term.

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

The measures taken to date have impacted the Company’s business for the fiscal first, second and third quarters, and are expected to impact the fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Results of Operations

Comparison of three months ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2020	2019	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$100	$82	$18	22.0

Cost of revenue	138	139	1	0.1

Gross deficit	(38)	(57)	19	33.3

Operating expenses:

General and administrative	444	1,047	(603)	(57.6)

Total operating expenses	444	1,047	(603)	(57.6)

Loss from operations	(482)	(1,104)	622	56.3

Other (expense) income	(293)	(41)	(252)	(614.6)
Loss before discontinued operations	(775)	(1,145)	370	32.3

Loss for discontinued operations	-	(2,777)	2,777	100.00
Total net loss	$(775)	$(3,922)	$3,147	80.2

Revenue:  Our revenue for the three months ended September 30, 2020 increased by approximately $18,000 over the same period in 2019. The increase was a result of the sale of more software licenses during the three months ended September 30, 2020.

Gross Deficit:  Gross deficit for the three months ended September 30, 2020 was approximately $38,000 as compared to $57,000 for the three months ended September 30, 2019, due primarily to the increase in revenue.

Operating Expenses:  Operating expenses incurred during the three months ended September 30, 2020 were approximately $444,000, a decrease of approximately $603,000 (or 57.6%) when compared to the approximate figure of $1,047,000 incurred in the three months ended September 30, 2019.

Net Loss:  Net loss for the three months ended September 30, 2020 was approximately $550,000 as compared to net loss of approximately $1,145,000 for the same period in 2019.

Comparison of nine months ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2020	2019	Increase/ (decrease)	Percentage Change

Revenue	$290	$130	$160	123.1

Cost of revenue	416	419	3	0.1

Gross deficit	(126)	(289)	163	56.4

Operating expenses:

General and administrative	1,685	2,628	(943)	(35.9)

Total operating expenses	1,685	2,628	(943)	(35.9)

Loss from operations	(1,811)	(2,917)	(1.106)	(37.9)

Other income	190	553	(363)	(65.6)
Loss for before discontinued operations	(1,621)	(2,364)	743	31.4

Loss for discontinued operations	-	(3,330)	3,330	100.0
Net loss	$(1,621)	$(5,694)	$4,073	71.5

Revenue: Our revenue for the nine months ended September 30, 2020 was approximately $290,000 as compared to approximately $130,000 for the nine months ended September 30, 2019, an increase of approximately $160,000. The increase was due to the increase in license sales in the second quarter.

Cost of Revenue: Cost of revenue was approximately $416,000 for the nine months ending September 30, 2020 as compared to $419,000 for the nine months ended September 30, 2019.

Gross Deficit: Gross deficit for the nine months ended September 30, 2020 was approximately $126,000 as compared to a gross deficit of $289,000 for the nine months ended September 30, 2019, a reduction in the deficit of approximately $163,000. The reduction was mainly due to the increase in revenue as set forth above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs, were approximately $1,685,000 and $2,628,000 during the nine months ended September 30, 2020 and 2019, respectively. The reduction in operating costs primarily related to the reduction in travel costs of the business operations due to COVID 2019 including staff working from home, when compared to costs incurred in the same period in 2019.

Net Loss: Net loss of continuing operations for the nine months ended September 30, 2020 was approximately $1,396,000 as compared to loss of approximately $2,432,000 for the same period in 2019. The net loss decrease was primarily due to the increase in Revenue and the reduction in running costs shown above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2020 and September 30, 2019

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2020	2019
Net cash flows from operations	(585)	(1,323)
Net cash flows from investing activities	(18)	1,360
Net cash flows from financing activities	476	792

Net cash used by operating activities of continuing operations decreased to $585,000 for the nine months ended September 30, 2020 from $1,323,000 for the same period in 2019.

Net cash used from investing activities was approximately $18,000 in the nine months ended September 30, 2020 as compared to net cash provided by investing activities of $1,360,000 in the comparative period in 2019. The difference was primarily the $1,500,000 raised from the initial proceeds on the sale of the Company’s holding in Banana Whale Studios Pte Ltd in 2019.

Net cash provided by financing activities was approximately $476,000 for the nine months ended September 30, 2020 as compared to $792,000 for the nine months ended September 30, 2019. The cash generated from financing activities in the nine months ended September 30, 2020 was primarily from convertible loans raised from US funds, less repayment of a loan raised in 2019. Whereas the net cash generated in the comparative period in 2019 was primarily generated from a loan from a related party.

At September 30, 2020, the Company had cash of approximately $131,000.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 4,800,000 shares of common stock to adjust shares issued in 2019 for consulting services which were not subject to reverse split.

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

TOUCHPOINT GROUP HOLDINGS, INC.

Date: November 16, 2020	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)