Form 10-K
period 2020-12-31
Touchpoint Group Holdings Inc.
filed 2021-04-09
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $0.84 million as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.05 per share, as reported on the OTCQB Market.

As of March 23, 2021, 170,949,876 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Touchpoint Group (“TG”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

Current Structure of the Company

We have the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc. (considered dormant)	51%
●	One Horizon Hong Kong Ltd (Limited operations)	100%
●	Horizon Network Technology Co. Ltd (Limited operations)	100%
●	Love Media House, Inc. (Discontinued Operations)	100%
●	Touchpoint Connect Limited (formed in September 2019)	100%
●	Browning Productions & Entertainment, Inc. (Disposed in February 2020)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries, with limited operations, for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summary Description of Core Business

TG brings users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features, available through the Touchpoint APP and program, that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

We are based in the United States of America and the United Kingdom.

Our Growth Strategy

In addition to growing the customer base of Touchpoint, we will look at growth through the following methods:

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

CORPORATE HISTORY

We were initially incorporated in Pennsylvania in 1972. We changed our domicile from Pennsylvania to Delaware in 2013. In 2019 we changed our name to Touchpoint Group Holdings, Inc.

Our authorized capital is 750,000,000 shares of common stock, par value $0.0001 per share, and 50,0000,000 shares of preferred stock, par value $0.0001 per share. As of March 23, 2021, 170,949,876 shares of our common stock are issued and outstanding and no preferred stock is issued and outstanding.

Disposal of a Controlling Interest in Banana Whale Studios Pte. Ltd.

On May 18, 2018, we entered into and consummated an Exchange Agreement (the “Exchange Agreement”) with Banana Whale Studios Pte. Ltd. and the founding shareholders of Banana Whale (the “Banana Whale Stockholders”), pursuant to which we acquired 51% of the outstanding shares (“Controlling Interest in Banana Whale”) of Banana Whale in exchange for a number of our shares of common stock to be based upon the earnings of Banana Whale. On February 4, 2019, we entered into and consummated an agreement (the “Agreement”) with Banana Whale and the Banana Whale Stockholders, pursuant to which we sold the Controlling Interest in Banana Whale in exchange for $2,000,000, consisting of $1,500,000 in cash and a promissory note of $500,000 (the “BWS Note”).

The Agreement also terminated certain of the remaining obligations under the Exchange Agreement, releasing us, Banana Whale and the Banana Whale Stockholders from their remaining obligations thereunder. In February 2020, the shares held in escrow were cancelled.

In December 2019, an agreement regarding the remaining amount due on the BWS Note was reached, pursuant to which the Company received $250,000 in December 2019 and the balance payable over the 2 years ending December 2021 whereby the Company will receive an amount equal to 25% of reported earnings before income tax, depreciation and amortization (“EBITDA”) each quarter up to a maximum amount of $250,000 in aggregate. As of March 23, 2021, no amounts have been received under the BWS Note other than the $250,000 received in December 2019.

We realized a gain of $553,000 on the sale of its 51% interest in Banana Whale during the year ended December 31, 2019.

Disposal of Discontinued Operations

On October 22, 2018, we entered into an Exchange Agreement (“Browning Exchange Agreement”) pursuant to which we acquired a majority of the outstanding shares (the “Controlling Interest in Browning”) of Browning Productions &Entertainment, Inc. (“Browning”), from William J. Browning, the sole stockholder of Browning.

During the year ended December 31, 2019, we decided to sell our interests in our subsidiaries, Love Media House Inc. (“Love Media”) and Browning. In connection with this determination, we concluded the intangible assets related to these subsidiaries were impaired. Accordingly, we recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

In February 2020, we concluded the sale of our majority interest in Browning for the following consideration;

●	The return of 89,334 shares of our common stock held by William J. Browning for cancellation; and

●	The repayment of advances made to Browning totaling $210,000 over a 24 month period ending January 31, 2022. To date we have only received repayment credits totaling $6,000.

Currently, we are looking to negotiate a sale of our ownership interest in Love Media.

Recent Developments

We continue to seek cost-effective acquisitions in the sports and entertainment sectors that would be synergistic with the Touchpoint app and platform, enabling the livestreaming of content to fans. On February 16, 2021, we announced the signing of a Touchpoint licensing agreement with Dance it Out LLC (“DIO”), owned by International Fitness Guru and Shark Tank celebrity Billy Blanks Jr.

We are in discussions with other athletes and other celebrities to enter into a Touchpoint license to enable them to engage their fanbase with content.

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

Our Strategy

Our strategy is to grow the Touchpoint business and to make acquisitions in the digital media, sports and entertainment space.

Employees

As of December 31, 2020, we had four employees, all of whom were full-time employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended December 31, 2020 and 2019, we reported losses from operations of $3.2 million and $3.7 million, respectively, and negative cash flow from operating activities from operations of $0.8 million and $2.1 million, respectively. As of December 31, 2020, we had an aggregate accumulated deficit of approximately $64.9 million. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities.

As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the two years ended December 31, 2020 that indicated that without obtaining sufficient additional equity or debt funding, there is a substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including any funds to be raised in the future. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if other fundraising is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

We are a trading company and depend upon our business for our operating cash flows.

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

Many countries, provincial, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, the Company has seen delays in commencement of operations by licensees of the Touchpoint App and platform which leads to subsequent delays in subscriptions being processed. All of the Company employees and management can operate from home whilst the stay-at-home orders remain in place.

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

On March 16, 2021 entered into a Standby Equity Commitment Agreement (“SECA”), with MacRab, LLC (“MacRab”) providing that, upon the terms and subject to the conditions thereof, MacRab is committed to purchase, on an unconditional basis, shares of our common stock (“Put Shares”) at an aggregate price of up to $5,000,000 over the course of its term. Pursuant to the SECA, the purchase price for each of the Put Shares equals 90% of the lesser of the (i) “Market Price,” which is defined as the average of the two lowest volume weighted average the Valuation Period. The Valuation Period is the 8 trading days immediately following the date MacRab receives the Put Shares in its brokerage account,. As a result, if we sell shares of common stock under the Equity Purchase Agreement, we will be issuing common stock at below market prices, which could cause the market price of our common stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of common stock under the Equity Purchase Agreement at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution. Under the SECA MacRab received 2,272,727 stock purchase warrants with an exercise price of $0.044 upon the signing of the agreement. MacRab retains the rights to the warrants if the agreement is ever terminated.

MacRab may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing stockholders.

Pursuant to the SECA, we are prohibited from delivering a Put Notice to MacRab if the purchase shares would cause MacRab to beneficially own more than 4.99% of our then-outstanding shares of common stock. These restrictions, however, do not prevent MacRab from selling shares of common stock received in connection with the $5,000,000 MacRab equity line (the “Equity Line”), including shares purchased pursuant to the warrants granted to MacRab, and then receiving additional shares of common stock in connection with a subsequent issuance. In this way, MacRab could sell more than 4.99% of the outstanding shares of common stock in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of common stock. Additionally, we do not have the right to control the timing and amount of any sales by MacRab of the shares issued under the Equity Line.

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

Our internal control over financial reporting has weaknesses and conditions that require correction or remediation, which may reduce investors’ confidence in our financial reports. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 129,288,825 shares of our common stock outstanding as of December 31, 2020, approximately 51,056,666 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We do not currently own any real property. As at December 31, 2020 we leased the following offices:

Location	Approximate size	Approximate monthly rent

USA	1000 sq.ft.	$5,000
UK	150 sq.ft.	$1,250

ITEM 3. LEGAL PROCEEDINGS

In 2019 we received a claim from the landlord of a property leased by Maham LLC, then a possible acquisition target, under which we were a guarantor. Our counsel has responded to the claim, denying the claim and requesting additional information.

In 2019 we received a claim from the former management of Love Media regarding a claim for unpaid wages. Our legal counsel has responded disputing the validity of their claim in its entirety.

We do not believe that the ultimate resolution of these claims will have a material impact on the Company’s financial statements, but actual results could differ from our expectations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol, “TGHI.” Prior to October 23, 2019, our common stock was quoted on the OTCQB under the symbol, “OHGI.” Prior to March 8, 2019, our common stock was listed on the Nasdaq Capital Market (the “Nasdaq)

The following table reflects the high and low closing price for our common stock for the period indicated. For periods after March 8, 2019, the bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2021 (1)	$0.09	$0.01

December 31, 2020	$0.03	$0.01
September 30, 2020	$0.05	$0.03
June 30, 2020	$0.11	$0.01
March 31, 2020	$0.15	$0.01

December 31, 2019	$0.25	$0.06
September 30, 2019	$0.75	$0.02
June 30, 2019	$1.80	$0.70
March 31, 2019 (2)	$0.18	$0.03

(1)	Through March 23, 2021.
(2)	On March 8, 2019, following our application to terminate or Nasdaq listing, Nasdaq suspended our common stock from trading on the Nasdaq and the OTCQB commenced the quotation of our common stock.

On March 23, 2021, the closing price of our common stock on the OTCQB was $0.059.

Record Holders

As of March 23, 2021, we had approximately 280 record holders of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 27, 2018, our stockholders approved the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company. No options were issued during the years ended December 31, 2020 or 2019, and there were no options outstanding as of December 31, 2020 or 2019.

Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2020.

Repurchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter of 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2020 and 2019. The following discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.” You also should specifically consider the various risk factors identified in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

We have the following subsidiaries:

	Subsidiary name	% Owned
●	123Wish, Inc. (considered dormant)	51%
●	One Horizon Hong Kong Ltd (Limited Operations)	100%
●	Horizon Network Technology Co. Ltd (Limited Operations)	100%
●	Love Media House, Inc. (Discontinued Operations)	100%
●	Touchpoint Connect Limited (formed in September 2019)	100%
●	Browning Productions & Entertainment, Inc. (Discontinued Operations and sold in February 2020)	51%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company, organized in China and controlled by us via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries, with limited operations, for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summary Description of Core Business

Touchpoint Group (“TG”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

TG brings users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features available through its APP and platform, that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

TG’s APP and platform are available to a broad audience as a white label product. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time.

We are based in the United States of America and the United Kingdom.

Disposal of Discontinued Operations

During the year ended December 31, 2019, we determined to sell our interests in Browning and its interest in Love Media House Inc. (“Love Media”). In connection with this determination, we concluded the intangible assets related to these subsidiaries were impaired. Accordingly, we recorded an impairment charge of $2,440,000 which is included in the loss from discontinued operations.

In February 2020, we concluded the sale of our majority interest in Browning for the following consideration;

●	The return of 89,334 shares in the Company held by William J. Browning for cancellation; and

●	The repayment to us of the advances made to Browning totaling $210,000 over a 24-month period ending January 31, 2022. To encourage early repayment by Browning, we agreed to give additional debt reduction on the basis of $1.00 credit for every $1.00 paid during the first six months of the repayment term.

●	During the year ended December 31, 2020, we only received $3,000 from William J. Browning and therefore the balance of $204,000 remains outstanding and we will commence legal action to attempt to try and recover the outstanding balance. A provision against the outstanding balance has been provided for.

.

COVID-19 Effects

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Many countries, provincial state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, we have seen delays in commencement of operations by certain licensees of the Touchpoint App and platform which leads to subsequent delays in subscriptions being processed. All of the Company employees and management can operate from home whilst the stay-at-home orders remain in place.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact our business for the fiscal first, second and third quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

For the fiscal years ended December 31, 2020 and 2019, our continuing operations generated revenues of $174,000 and $170,000, respectively; and reported net losses of $3,545,000 and $3,298,000, respectively, and negative cash flow from continuing operating activities of $767,000 and $1,431,000, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $64.9 million and recurring losses from operations as of December 31, 2020. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that unless there is additional equity or debt funding in 2021, there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2020 and 2019.

Comparison of years ended December 31, 2020 and 2019 (in thousands) excluding discontinued items.

	For the Years Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2020	2019	(decrease)	Change
Revenue	$174	$170	$4	2.4%

Cost of revenue
Software and production costs	-	4	(4)	(100.0)%
Amortization of intangible assets	555	553	2	2
	555	557	(2)

Gross deficit	(381)	(387)	6	27.4%

Operating Expenses

General and administrative	2,319	3,321	(1,002)	(30.2)%
Impairment charge	500	-	500	N/A
Depreciation	-	1	(1)	N/A
Total Operating Expenses	2,819	3,322	(503)	(15.1)%

Loss from Operations	(3,200)	(3,709)	509	13.7%

Other Income(expense)
Interest expense	(232)	(87)	(145)	(166.7)%
Other Income	179	553	(374)	(67.6)%
Provision for other receivables	(287)	-	(287)
Loss on disposal of investment	-	(50)	50	N/A
Foreign currency exchange (losses) gains	(5)	(5)	(0)	N/A %
	(345)	411	(756)	(183.9)%

Loss from continuing operations	$(3,545)	$(3,298)	(234)	(7.1)%

Revenue: Our revenue for continuing operations for the year ended December 31, 2020 was approximately $174,000 as compared to approximately $170,000 for the year ended December 31, 2019, an increase of approximately $4,000 or 2.3%.

Cost of Revenue: Cost of revenue is primarily the amortization of intangible assets relating to subsidiaries acquired together with our intellectual property.

Gross Deficit:  Gross deficit for the year ended December 31, 2020 was approximately $381,000 as compared to $387,000 for the year ended December 31, 2019.

Operating Expenses: Operating expenses including general and administrative expenses, consultancy expenses, depreciation and impairment charges were approximately $2.3 million for the year ended December 31, 2020, as compared to approximately $3.3 million, for 2019, a decrease of approximately $1.0 million or 30.6%. The decrease in expenses primarily arose due to decreases in consulting costs, employee costs, travel costs etc.

Impairment charge: As a result of the current pandemic and its impact on our ability to conduct customer marketing efforts and the inherent uncertainties in the entertainment and software industries within the United Kingdom and the United States, the Company has updated its short-term projections. As a result of this re-evaluation, during the year ended December 31, 2020, the Company recorded an impairment loss of approximately $0.5 million. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

Other Income (Expense): Net other income/(expense) totaled approximately $(0.3) million for the year ended December 31, 2020 as compared to approximately $0.4 million in the year ended December 31, 2019, a decrease of approximately $0.7 million. The decrease in net other income is due primarily to a decrease in interest expense charges and other income recognized from the planned disposition of Banana Whale and Browning.

Net Loss: Net loss from continuing operations for the year ended December 31, 2020 was approximately $3.5 million as compared to a net loss from continuing operations of $3.3 million for the same period in 2019.  Going forward, management believes the Company will continue to grow the business and increase profitability through organic growth and acquisitions.

Foreign Currency Translation Adjustment:     Our reporting currency is the U.S. dollar. Our local currencies, and British pounds, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Years Ended December 31, 2020 and December 31, 2019

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2020	2019
Net cash provided by/(used in) operating activities from continuing operations	(767)	(1,431)
Net cash provided by/(used in)operating activities from discontinued operations	-	(577)
Net cash provided by/(used in)investing activities from continuing operations	(18)	1,623
Net cash provided by/(used in)investing activities from discontinued operations	-	(40)
Net cash provided by financing activities from continuing operations	645	291
Net cash provided by financing activities from discontinued operations	-	69

Net cash used by operating activities from continuing operations was approximately $0.8 million for the year ended December 31, 2020 as compared to approximately $1.4 million for the same period in 2019. The decrease in cash used in operating activities from continuing operations is largely due to the decrease in cash expenditures in 2020 as compared to 2019 related to management activities.

Net cash used by investing activities from continuing operations was approximately $0.02 million for the year ended December 31, 2020 as compared to net cash raised of approximately $1.6 million for the previous year. Net cash provided in 2019 by investing activities was primarily the disposal of the interest in Banana Whale Studios PTE LTD.

Net cash provided by financing activities from continuing operations amounted to approximately $0.6 million for 2020 and $0.3 million for 2019. Cash provided by financing activities in 2020 and 2019 was primarily from the funds received from convertible loans raised.

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

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, and determination of going concern considerations to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Together with our critical accounting policies set forth below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2020.

Revenue Recognition

Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from maintenance services are recognized as the services are provided and charged. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. Revenues were generated through the revenue sharing arrangement in 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the year ended December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that due to the deficiency in the internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Due to a lack of accounting personnel, the Company’s inability to segregate various accounting functions, lack of a control function over original documentation of agreements, and a lack of a documented control environment with respect to our operating entities, management has concluded that there was a material weakness in our internal control environment based on these matters and has concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Entry into a Material Definitive Agreements

Catalyst Corporate Solutions, LLC Accord and First Amended Consulting Agreement

On April 21, 2020, we entered into the Accord and First Amended Consulting Agreement (the “Amended Catalyst Agreement”), between the Company and Catalyst. Pursuant to the terms of the Amended Catalyst Agreement, Catalyst agreed to provide the services until October 15, 2020 in exchange for issuance by the Company of 5,000,000 shares of Company common stock.

In addition, pursuant to the terms of the amended Catalyst Agreement, the parties agreed that the 2,500,000 shares that were issued would not be subject to a reverse split. As previously disclosed, on September 26, 2019, we Company effected a 1-for-25 reverse stock split of our common stock (the “Reverse Split”). Pursuant to the terms of the Amended Catalyst Agreement, we agreed to issue to Catalyst an additional 2,400,000 shares of common stock as a corrective share issuance that the parties agreed was fully earned by Catalyst as of August 20, 2019.

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

Directors and Executive Officers

Name	Age	Position

Mark White	60	President, Chief Executive Officer and Director

Martin Ward	63	Chief Financial Officer and Director

Nicholas Carpinello	71	Director

Nalin Jay	44	Director

Robert Law	70	Director

Aling Zhang	63	Director

Pengfei Li	33	Director

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

Mr. Nalin is a graduate of the London School of Economics and a non-practicing Barrister and Member of Lincoln’s Inn.

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

Compensation of Directors

Non-employee directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Employee directors do not receive any compensation for their services as directors. All of our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid or where unpaid, accrued by us in 2020 to each of our non-employee directors.

Name	Fees Earned, Accrued or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Robert Law	16,000	0	0	0	0	0	16,000
Richard Vos (1)	0	0	0	0	0	0	0
Nalin Jay (2)	16,000	0	0	0	0	0	16,000

(1)	Mr. Vos resigned his position as a member of the Board of Directors on December 12, 2019.
(2)	Mr. Jay was appointed as a member of the Board of Directors on December 12, 2019.

For the two years ended December 31, 2020 and 2019, the Independent Directors salaries were either paid or accrued in U.S. Dollars or GB Pounds. On December 29, 2020, the board agreed to exchange their accrued and unpaid compensation as of September 30, 2020, into common stock based on the closing price of $0.0162 on December 28, 2020.

Independent Directors

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Nalin Jay are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

The Board of Directors held seven meetings during the fiscal year ended December 31, 2020. During 2020, more than 75% of the directors attended aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

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

Audit Committee

Our Audit Committee consists of Messrs. Carpinello, Law and Jay, each of whom is independent. The Audit Committee held 2 meetings during 2020 and acted by written consent 2 times. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Carpinello is the Chairman of our audit committee.

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

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Carpinello, Law and Jay are members of the Nominating and Corporate Governance Committee. Mr. Jay serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held 2 meetings during 2020 and acted by written consent 2 times. The Nominating and Corporate Governance Committee operates under a written charter.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Carpinello, Law and Jay are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Law is the Chairman of Compensation Committee. The Compensation Committee held 2 meetings during 2020 and acted by written consent 2 times.

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

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2020 all of our officers, directors, and beneficial owners of more than 10% of our outstanding shares of common stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act, except as follows: Mr. Jay failed to file a Form 3 in connection with his appointment in December 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for the periods indicated, the total compensation awarded to, earned by or paid to each person who served as the principal executive officer during the fiscal year ended December 31, 2020 and each other executive officer whose total compensation awarded to, earned by or paid to such other executive officer for 2020 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (together, the “Named Executive Officers”).

2020 Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark White CEO (1)	2020	480,000	0	0	0	0	0	0	480,000
	2019	480,000	0	0	0	0	0	0	480,000
Martin Ward, CFO (2)	2020	240,000	0	0	0	0	0	0	240,000
	2019	240,000	0	0	0	0	0	0	240,000

For the two years ended December 31, 2020 and 2019, Mr. White’s and Mr. Ward’s salaries were either paid or accrued in U.S. Dollars. On December 29, 2020, the board agreed to exchange their accrued and unpaid compensation as of September 30, 2020, into common stock based on the closing price of $0.0162 on December 28, 2020.

We have entered into an employment agreement with Mark White which continues for an initial term through July 31, 2022, and which automatically renews for one-year terms thereafter, subject to the rights of both parties to terminate the agreement. Mr. White’s employment agreement provided for a signing grant of 64,000 shares of the Company’s common stock, an annual salary of $480,000 per annum, an annual bonus to be determined by the Board and an acquisition bonus whereby Mr. White will receive additional shares each time the Company completes an acquisition of a new business. Mr. White’s agreement contains customary non-disclosure and non-compete provisions which are operative during the term of his agreement and for one year thereafter. Mr. White’s agreement provides for severance of one year’s salary if his agreement is terminated by the Company without cause or in the event of a change in control of the Company. In addition, we have agreed that upon termination of Mr. White’s employment agreement, upon request we would register our shares of common stock then held by him for sale under the Securities Act.

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

Elements of Compensation

Mark White and Martin Ward were provided with the following primary elements of compensation in 2020 and 2019:

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

Mark White’s and Martin Ward’s base salary for 2020 and 2019 is listed in “—2020 Summary Compensation Table.”

Equity Awards – Years Ended 2020 and 2019

We did not grant any equity awards to Mark White and Martin Ward during 2020 and 2019.

Outstanding Equity Awards at 2020 Year-End

As of December 31, 2020, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Other Benefits

We did not pay any other benefits or perquisites to Mark White and Martin Ward during years ended 2020 and 2019.

Pension Benefit

None during years ended 2020 and 2019.

Nonqualified Deferred Compensation

None during years ended 2020 and 2019.

Retirement/Resignation Plans

None during years ended 2020 and 2019.

Equity Incentive Plan

In 2018 we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2018 Plan, as amended, authorizes the issuance of up to 15,000,000 shares; provided that as of February 1 of each fiscal year commencing February 1, 2020 and ending on February 1, 2027, the number of shares available for all awards under the Plan shall automatically be increased by an amount equal to the lesser of (i) 5,000,000 shares of common stock or the equivalent of such number of shares after the plan administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the terms of the 2018 Plan; (ii) 5% of the number of outstanding shares of common stock on such date; and (iii) an amount determined by the Board. Any reverse stock split, if approved and effected, will not reduce the number of shares available under the 2018 Plan.

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

The table below sets forth information as of December 31, 2020.

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

As of December 31, 2020, under the 2018 Plan, no equity grants have been made, and 15,000,000 shares of our common stock remain available for issuance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2021 by (i) each person (or group of affiliated persons) who is known by us to own more than 5% of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 23, 2021, we had 170,949,876 shares of common stock issued and outstanding.

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

Name	Amount And Nature of Beneficial Ownership (1)	Percent

Owners of More than 5% of Outstanding Shares:

Directors and Named Executive Officers:

Mark White	37,431,296	21.8

Martin Ward	16,566,914	9.7

Nalin Jay	1,500,000	0.9

Nicholas Carpinello	1,851,852	1.1

Robert Law	1,578,937	0.9

All Executive Officers and Directors as a Group (5 persons):	58,928,999	34.4

(1)	Based on 170,949,876 shares of common stock outstanding on March 23, 2021. Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

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

Amounts due to related parties include the following: (in thousands)

December 31,
2020
Loans due to stockholders and related parties
Due within one year	$1,000
Long-term	0
$1,000

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

Aggregate fees for professional services rendered to the Company by Cherry for the years ended December 31, 2020 and 2019 were as follows:

Services Provided	2020	2019
Audit Fees	$80,000	$119,000
Audit Related Fees	0	4,500
Tax Fees	0	-
All Other Fees	0	-
Total	$80,000	$123,500

Audit Fees

Audit fees billed by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Audit-related fees related to work performed with regard to registration statements on Form S-1.

Tax Fees

There were no tax fees billed or accrued during 2020 or 2019.

All Other Fees

There were no other fees billed or accrued during 2020 or 2019.

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

(3) Exhibits.

Exhibit Number	Title of Document	Location

3.5	Certificate of incorporation, as filed with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.6	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017.

3.8	Bylaws	Incorporated by reference from Definitive Information Statement on Form 14C Appendix E filed May 26, 2013

Exhibit Number	Title of Document	Location

10.1	Exchange Agreement dated February 26, 2018 with C-Rod, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2018

10.2†	Employment Agreement with Mark White	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed April 2, 2018

10.3†	Employment Agreement with Martin Ward	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed April 2, 2018

10.4†	2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed April 2, 2018

Exhibit Number	Title of Document	Location

10.5	Exchange Agreement dated as of October 22, 2018 for the acquisition of a majority of the outstanding shares of Browning	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 2018

10.6	Agreement dated as of February 4, 2019 relating to Disposition of Banana Whale Studios Pte. Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019

10.7	Promissory Note of Banana Whale Studios Pte Ltd dated February 4, 2019.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2019

Exhibit Number	Title of Document	Location

10.8	MacRab, LLC Standby Equity Commitment Agreement entered into on March 16, 2021.	Incorporated by reference to Exhibit 10.1 to Company’s Current Reporton Form 8-K filed March 22, 2021.

10.9	MacRab, LLC Registration Rights Agreement entered into on March 16, 2021	Incorporated by reference to Exhibit 10.2 to Company’s Current Reporton Form 8-K filed March 22, 2021.

10.10	MacRab, LLC Common Stock Purchase Warrant entered into on March 16, 2021	Incorporated by reference to Exhibit 10.3 to Company’s Current Reporton Form 8-K filed March 22, 2021.

10.11	Geneva Roth Remark Holdings, Inc. convertible promissory note #4, entered into in December 2020.	Filed herewith

10.12	Geneva Roth Remark Holdings, Inc. convertible promissory note #5, entered into in December 2020.	Filed herewith

10.13	Geneva Roth Remark Holdings, Inc. convertible promissory note #6, entered into in January 2021.	Filed herewith

10.14	Geneva Roth Remark Holdings, Inc. convertible promissory note #7, entered into in February 2021.	Filed herewith

10.15	EMA Financial, LLC convertible promissory note entered into in August 2020.	Filed herewith

10.16	FirstFire Global Opportunities Fund, LLC convertible promissory note entered into in February 2021.	Filed herewith

10.17	LGH Investments, Inc. convertible promissory note entered into in March 2021	Filed herewith

10.18	Jefferson Street Capital, LLC convertible promissory note entered into in March 2021	Filed herewith

10.19	Equity Purchase Agreement entered into on August 5, 2019 and dated as of July 18, 2019 with Crown Bridge Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.20	Registration Rights Agreement entered into on August 5, 2019 and dated as of July 18, 2019, with Crown Bridge Partners, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2019

10.21	Convertible promissory note issued to Bespoke Growth Partners, Inc. on July 11, 2019	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-1 (Registration No. 333-233825) filed September 18, 2019 and declared effective September 23, 2019

10.22	Consulting Agreement dated August 5, 2019 by and between the registrant and Catalyst Corporate Solutions, LLC	Incorporated by reference to Exhibit 10.45 to Form 10-K filed April 24, 2020

10.23	Accord and First Amended Consulting Agreement dated April 16, 2020 by and between the registrant and Catalyst Corporate Solutions, LLC	Incorporated by reference to Exhibit 10.46 to Form 10-K filed April 24, 2020

10.24	Consulting Agreement dated April 16, 2020 by and between the registrant and Quantum Lexicon	Incorporated by reference to Exhibit 10.47 to Form 10-K filed April 24, 2020

10.25	Convertible Promissory Note dated November 21, 2019 issued by the registrant to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.48 to Form 10-K filed April 24, 2020

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

21.1	Subsidiaries	Filed herewith

23.1	Consent of Cherry Bekaert, LLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Title of Document	Location

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: April 9, 2021	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

Date: April 9, 2021	By:	/s/ Martin Ward
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

Signature	Title	Date

/s/ Mark White	President, Chief Executive Officer and Director	April 9, 2021
Mark White

/s/ Martin Ward	Chief Financial Officer and Director	April 9, 2021
Martin Ward

/s/ Nicholas Carpinello	Director	April 9, 2021
Nicholas Carpinello

/s/ Robert Law	Director	April 9, 2021
Robert Law

/s/ Nalin Jay	Director	April 9, 2021
Nalin Jay

	Director	April 9, 2021
Ajing Zhang

	Director	April 9, 2021
Pengfei Li

TOUCHPOINT GROUP HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Touchpoint Group Holdings, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Touchpoint Group Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, temporary and stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Impairment of Intangible Assets

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. As further discussed in Note 2, the Company recorded an impairment charge totaling $500,000 during the year ended December 31, 2020.

A high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions used. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How the Critical Audit Matter Was Addressed In the Audit

●	Obtained an understanding of the internal controls and processes over the valuation of the intangible assets, including management's controls over forecasts of future cash flows and selection of other significant assumptions.

●	Evaluated the sufficiency and appropriateness of the impairment valuation model used by management.

●	Evaluated the significant assumptions and inputs used in the future cash flow model and reviewed corroborating documentation to support the assumptions and inputs.

●	Performed a sensitivity analysis over the Company’s intangible impairment analysis.

/s/ Cherry Bekaert, LLP

We have served as the Company’s auditors since 2016.

Tampa, Florida

April 9, 2021

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash	$118	$258
Accounts receivable, net	124	80
Prepaid compensation	550	550
Other receivable	66	210
Other current assets	160	88
	1,018	1,186
Current assets of discontinued operations	1	29
Total current assets	1,019	1,215

Other receivable	-	250
Fixed assets	3	-
Goodwill	419	419
Intangible assets, net	930	1,992
Prepaid compensation (non-current)	367	917
Non current assets of discontinued operations	5	34

Total assets	$2,743	$4,827

Liabilities, Temporary Equity and Stockholders’ (Deficit)/Equity

Current liabilities:
Accounts payable	$314	$530
Accrued expenses	327	219
Accrued compensation	55	388
Amounts due to related parties	34	-
Deferred revenue	60	-
Loans payable	734	290
Promissory notes, related parties	1,000	1,000
	2,524	2,427
Current liabilities of discontinued operations	11	428
Total current liabilities	2,535	2,855

Total liabilities	2,535	2,855

Temporary Equity - redeemable common stock outstanding 848,611	605	605

Stockholders’ (Deficit)/Equity
Touchpoint Group Holdings, Inc. stockholders’ (Deficit)/Equity
Preferred stock: $0.0001 par value, authorized 50,000,000; nil shares issued or outstanding	—	—
Common stock: $0.0001 par value, authorized 750,000,000 shares, issued and outstanding 129,288,825 (2020) and 4,132,600 (2019)	13	2
Additional paid-in capital	63,551	61,749
Accumulated Deficit	(64,907)	(61,362)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ (Deficit)/Equity	(1,367)	365
Non-controlling interest	970	1,002
Total stockholders’ (deficit)/equity	(397)	1,367
Total liabilities, temporary equity and stockholders’ (Deficit)/Equity	$2,743	$4,827

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019

Revenue	$174	$170
Cost of revenue
Software and production costs	-	4
Amortization of intangible assets	555	553
	555	557
Gross deficit	(381)	(387)

Expenses:
General and administrative	2,319	3,321
Impairment charge	500	-
Depreciation	-	1
	2,819	3,322

Loss from operations	(3,200)	(3,709)

Other income and expense:
Interest expense	(232)	(87)
Other income (Note 3)	179	553
Provision for other receivables	(287)	-
Foreign currency exchange (losses)	(5)	(5)
Loss on disposal of investment	-	(50)
	(345)	411

Loss from continuing operations	(3,545)	(3,298)

Loss from discontinued operations	-	(3,330)
Net loss for the year	(3,545)	(6,628)
Net loss attributable to non controlling interest	-	120
Net loss attributable to Touchpoint Group Holdings, Inc. common stockholders	$(3,545)	$(6,508)

Earnings per share
Basic and diluted net loss per share
- Continuing operations	$(0.12)	$(0.85)
- Discontinued operations	$-	$(0.88)
Weighted average number of shares outstanding
Basic and diluted	30,307	3,768

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2020 and 2019

(in thousands)

	Years Ended December 31,
	2020	2019

Net loss	$(3,545)	$(6,508)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	-	11

Total comprehensive loss	$(3,545)	$(6,497)

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Temporary and Stockholders’ (Deficit)/Equity

For the years ended December 31, 2020 and 2019

(in thousands)

	Temporary Equity		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Interest	(Deficit)/Equity
Balance January 1, 2019	34	$605	3,502	$2	$62,606	(1,425)	$(54,854)	$(35)	$1,571	$7,865

Net loss	—	—	—	—	—	—	(6,508)	—	(120)	(6,628)

Foreign currency translation	—	—	—	—	—	—	—	11	—	11

Disposal of equity in subsidiary	—	—	—	—	—	—	—	—	(449)	(449)

Additional Shares issued for business acquisition	—	—	82	—	127	—	—	—	—	127

Shares issued for services	—	—	300	—	189	—	—	—	—	189

Shares subscription cancelled	—	—	(340)	—	(1,275)	1,275	—	—	—	—

Share subscription settled through services provided	—	—	—	—	—	150	—	—	—	150

Shares issued for commitment fees	—	—	180	—	67	—	—	—	—	67

Shares issued as security for loan	—	—	179	—	-	—	—	—	—	-

Shares issued for commitment fee	—	—	196	—	35	—	—	—	—	35

Balances, December 31, 2019	34	$605	4,099	$2	$61,749	$-	$(61,362)	$(24)	$1,002	$1,367

Net loss	—	—	—	—	—	—	(3,545)	—	-	(3,545)

Shares issued for settlement of amounts owing for accrued compensation.	—	—	61,279	6	977	—	—	—	—	983

Cancellation of shares on sale of subsidiary	—	—	(89)		(2)	—	—	—	(32)	(34)

Return of shares from Banana Whale	—	—	(474)	—	—	—	—	—	—	—

Shares issued for cash	—	—	646	—	20	—	—	—	—	20

Shares issued for financing commitments	—	—	560	—	34	—	—	—	—	34

Shares issued for conversion of note payable	—	—	32,069	3	263	—	—	—	—	266

Shares issued for services	—	—	24,000	2	510	—	—	—	—	512

Correction of shares not subject to reverse split	—	—	7,200	—	—	—	—	—	—	—

Balances, December 31, 2020	34	$605	129,290	$13	$63,551	$-	$(64,907)	$(24)	$970	$(397)

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(in thousands)

	Years Ended December 31,
	2020	2019

Cash used in operating activities:
Operating activities:
Net loss for the year	$(3,545)	$(3,298)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Depreciation of property and equipment	-	1
Amortization of intangible assets	555	553
Impairment charge	500	-
Shares issued for financing commitment	34	102
Forgiveness of note receivable	3	-
Shares issued for contract revision	-	127
Shares issued for services to be provided	256	-
Amortization of shares issued for services	603	955
Non-cash interest expense	84	18
Loss on disposal of investment	-	50
Common shares issued for services received	115	189
Other income (non-cash) (Note 3)	(379)	(553)
Changes in operating assets and liabilities:
Accounts receivable	350	(102)
Other assets	37	21
Deferred revenue	60	-
Accounts payable and accrued expenses	560	506

Net cash flows from continuing operating activities	(767)	(1,431)

Net cash flows from discontinued operating activities	-	(633)

Net cash flows from operating activities	(767)	(2,064)

Cash used in investing activities:
Cash advances to acquisition target	-	(140)
Proceeds from sale of investments	-	50
Proceeds from sale of interest in subsidiary	-	1,750
Change in other assets	(18)	-
Net cash flows from investing activities – continuing operations	(18)	1,660

Cash flows from investing activities – discontinued operations	-	(77)

Net cash flows from investing activities	(18)	1,583

Cash flows from financing activities:
Proceeds from loans	797	762
Repayments on loans	(190)	(490)
Cash proceeds from issuance of shares	20	-
Cash proceeds from note receivable	3	-
Advances from related parties	15	19
Net cash flows from financing activities – continuing operations	645	291
Cash flows from financing activities – discontinued operations	-	69
Net cash flows from financing activities	645	360

Decrease in cash during the year	(140)	(121)
Foreign exchange effect on cash	-	10

Cash at the beginning of the year - continuing operations	258	313
Cash at the beginning of the year – discontinued operations	-	58
Cash at end of the year – total	$118	$260

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2020 and 2019

(in thousands)

	Year Ended December 31,
	2020		2019

Cash paid for interest		$11	$—
Non-cash transactions:
Common stock issued in settlement of amounts due		$983	$—
Common stock issued for provision of services		$512	$—
Disposal of interest in subsidiary	$		$(449)
Shares issued for conversion of notes payable		$266	$—
Share subscription settled through securities provided	$		$150

See accompanying notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

The Company has the following businesses:

(i)

Touchpoint Group (“TG”) – Touchpoint Group (“TG”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

TG brings users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

(ii)	The Company is in negotiations to sell its interests in Love Media House, Inc. (“Love Media House”) and as such, it is considered to be discontinued operations. See Note 3 for more information.

(iii)	The Company disposed of its interest in Browning Productions & Entertainment, Inc. (“Browning”) and its results for 2019 are treated as discontinued operations. See Note 3 for more information.

(iv)	123 Wish, Inc. is considered dormant. All operations have been moved to TG.

The Company is primarily based in the United States of America and the United Kingdom

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd (Limited Operations)	100%
● Horizon Network Technology Co. Ltd (Limited Operations)	100%
● Love Media House, Inc. (discontinued operations)	100%
● Touchpoint Connect Limited	100%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company organized in China and controlled by the Company via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries, with limited operations, for financial reporting purposes in accordance with GAAP.

During the year ended December 31, 2020 the main trading of the Group is conducted through the Company and no significant activities are undertaken in the subsidiary companies.

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

At December 31, 2020, the Company had cash of $118,000. Together with the Company’s new Equity Line with MacRab, and current operational plan and budget, the Company believes that it has the potential to generate positive cash flows in the second half of 2021. However, actual results could differ materially from the Company’s projections.

Covid-19

The outbreak of the novel strain of coronavirus, specifically identified as “COVID- 19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operations in future periods.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continued operations

1	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of the software is shared between the customer and Touchpoint in accordance with their operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. Revenues were generated through the revenue sharing arrangement in 2021.

— Discontinued operations

1	Love Media House derived income from recording and video services. Income was recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. Those revenues were non-refundable.
2	Browning derived income from the advertising associated with the airing of television series produced by Browning and also licenses income from the showing of series on certain channels based on the number of viewers attracted. Advertising revenue was recognized when the series to which the advertising relates is aired.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2020, five customers and two customers respectively, accounted for 100% of the accounts receivable balance. three customers and five customers accounted for 100% of the revenue for the year ended December 31, 2020 and December 31, 2019 respectively.

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

As a result of the current pandemic and its impact on our ability to conduct customer marketing efforts and the inherent uncertainties in the entertainment and software industries within the United States and elsewhere globally, the Company has updated its short-term projections. As a result of this re-evaluation, during the year ended December 31, 2020, the Company recorded an impairment loss of approximately $0.5 million. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2020 and 2019, all outstanding warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Adopted Accounting Pronouncements

 In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Note 3. Discontinued Operations

On January 1, 2019 the Company sold its 51% interest in Banana Whale to a third party in return for $1,500,000 in cash, a promissory note in the principal amount of $500,000 (the “Banana Whale Note”) and the return of 295,322 shares of the Company’s common stock issued upon acquisition.

In December 2019, an agreement regarding the remaining amount due on the Banana Whale Note of $500,000 was reached pursuant to which the Company received $250,000 in December 2019. In addition, the balance is payable over the two years ending December 2021 whereby the Company will receive an amount equal to 25% of reported EBITDA each quarter up to a maximum amount of $250,000 in the aggregate. As of December 31, 2020, no payments have been received.

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

On February 18, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the Recission Agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 17 months together with interest of 1% per month. During the year ended December 31, 2020, the Company received $3,000 and in addition credited Browning with an additional $3,000 repayment discount reducing the outstanding principal to $204,000 as of December 31, 2020. The Company has fully provided for this amount by offsetting against the gain on sale. The Company intends to commence legal action against Mr. Browning for the amounts due.

In June 2020, Mr. Browning returned the 89,334 shares of Company common stock issued under the original acquisition. The shares have now been cancelled by the Company.

During the year ended December 31, 2020, the Company realized a gain of $379,000 on the sale of its 51% interest in Browning.

The Company has accounted for the operations of Love Media House and Browning as discontinued operations. The Statements of Operations for the years ended December 31, 2020 and 2019 for discontinued operations is as follows (in thousands):

Discontinued operations	Years Ended December 31,
	2020	2019

Revenue	$—	$467
Cost of revenue
Hardware	—	193
Amortization	—	150
	—	343
Gross Profit/(deficit)	—	124
Expenses
General and administrative	—	987
Depreciation	—	8
Other expenses	—	19
Impairment	—	2,440
	—	3,454
Loss from Discontinued Operations	—	$(3,330)

The balance sheet of discontinued operations as of December 31, 2020 and 2019 is as follows: (in thousands)

	December 31,
	2020	2019
Current Assets
Cash	$—	$2
Accounts Receivable	—	—
Other current assets	1	27
	1	29
Property and equipment	5	34
Intangible assets	—	—
Goodwill	—	—
	$6	$63

Current Liabilities
Accounts payable and accrued expenses	$—	$36
Deferred revenue	—	15
Loans payable	—	115
Finance contracts, due within one year	—	51
Notes payable – related parties	11	211

	$11	$428

Note 4. Intangible Assets

As a result of the current pandemic and its impact on our ability to conduct customer marketing efforts and the inherent uncertainties in the entertainment and software industries within the United Kingdom and the United States, the Company has updated its short-term projections. As a result of this re-evaluation, during the year ended December 31, 2020, the Company recorded an impairment loss of approximately $0.5 million. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

Intangible assets consist of the following (in thousands):

	December 31,
	2020	2019

Touchpoint software	$2,443	$2,950
Less accumulated amortization	(1,513)	(958)
	930	1,992

Goodwill	419	419

Intangible assets, net	$1,349	$2,411

Note 5. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes, but there can be no guarantee that commercially reasonable terms will agreed upon. As of December 31, 2020, the counterparties had not demanded repayment of the promissory notes.

b) Century River Limited

The remaining principal balance of $10,000 of the $500,000 loan received from Century River Limited, a company controlled by the Company’s CEO, Century River Limited was repaid on June 10, 2020.

c) Bespoke Growth Partners Convertible #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was originally due on January 26, 2020 and bore interest of 20% per annum. During the year ended December 31, 2020 the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners. The balance owing as of December 31, 2020 was $15,790.

d) Bespoke Growth Partners Convertible #2

In November 2019, the Company issued a convertible promissory note to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. The balance outstanding as of December 31, 2020, including pro-rata loan discount, was $262,500.

The Company is in negotiation with Bespoke to revise the repayment terms and date on both loans with Bespoke Growth Partners.

e) Labrys Fund

The loan payable in the amount of $180,000 is due to Labrys Fund LP. This loan was due on January 24, 2020 and bore interest of 12% per annum. The Loan was repaid in full on the due date.

a) Geneva Roth Remark Holdings, Inc.

In May 2020, the Company issued a convertible promissory note in the principal amount of $133,000 to Geneva Roth Remark Holdings, Inc. The note is due May 19, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. During the year ended December 31, 2020 the Company issued 15,255,651 common shares as full repayment of the $133,000 promissory note.

b) Geneva Roth Remark Holdings, Inc. Note #2

In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note is due July 27, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of December 31, 2020 is $63,000. The final balance was repaid in February 2021 by the issue of 7,037,234 shares of common stock.

c) Geneva Roth Remark Holdings, Inc, Note #3

In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of December 31, 2020 is $55,000. The loan was repaid in full by cash on April 1, 2021.

d) Geneva Roth Remark Holdings, Inc. Note #4

In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note is due December 14, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of December 31, 2020 is $53,500.

e) Geneva Roth Remark Holdings, Inc. Note #5

In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note is due December 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of December 31, 2020 is $45,500.

f) Firstfire Global Opportunities Fund, LLC. Loan #1

In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note is due June 15, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. During the year ended December 31, 2020 the amount of $33,004 was converted to 4,000,000 common shares of the Company. The balance owing as of December 31, 2020 is $111,996. The final balance was repaid in February 2021 by the issue of 6,300,000 shares of common stock.

g) EMA Financial, LLC

In August 2020, the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note is due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at the lower of $0.05 per share and a discount of 35% to the average trading price. The balance owing as of December 31, 2020 is $125,000. In February 2021 the Company issued 10,365,144 shares of common stock in full settlement of the outstanding balance due.

Note 6. Related Party Transaction

During the year ended December 31, 2020 the Company settled $967,671 owing to certain directors and officers of the Company through the issuance on December 29, 2020 of 59,732,764 common shares of the Company at $0.0162 being the closing price on December 28, 2020.

Note 7. Share Capital

Common Stock

The Company is authorized to issue 750 million shares of common stock, par value of $0.0001.

During the year ended December 31, 2020, the Company issued shares of common stock as follows:

●	12,813,132 shares of common stock, with an aggregate fair value of $100,271, in partial settlement of principal and interest owing to Bespoke Growth Partners.

●	7,200,000 shares of common stock to adjust shares issued in 2019 for consulting services which were not subject to reverse split.

●	559,673 shares of common stock for a commitment fee payable to Crown Bridge Partners under the agreement dated in July 2019.

●	645,757 shares of common stock for cash of $19,969.

●	5,000,000 shares of common stock, with a fair value of $60,000, for services to be provided.

●	5,000,000 shares of common stock, with a fair value of $68,500, for services to be provided.

●	2,000,000 shares of common stock, with a fair value of $27,400, for services to be provided.

●	3,000,000 shares of common stock, with a fair value of $169,500, for services to be provided.

●	9,000,000 shares of common stock, with a fair value of $187,000, for services provided.

●	19,255,651 shares of common stock, with a fair value of $166,004, for part conversion of convertible promissory notes

●	61,279,454 shares of common stock for settlement of amounts owing in the aggregate of $982,908.

During the year ended December 31, 2020 563,760 shares of common stock were returned to the Company for cancellation.

During the year ended December 31, 2019, the Company issued shares of common stock as follows:

●	81,933 shares of common stock, with a fair value of $126,760, as additional compensation related to acquisition of Browning.

●	200,000 shares of common stock, with a fair value of $150,000, for consulting services to be provided.

●	100,000 shares of common stock with a fair value of $38,750 for consulting services to be provided

●	179,104 shares of common stock as security against the loan payable to Labrys Fund LP. The shares were received back by the Company for cancellation in February 2020.

●	370,000 shares of common stock for a commitment fee payable to Crown Bridge Partners

During the year ended December 31, 2019, 340,000 shares of common stock, issued in December 2018 was returned to the company for cancellation and the related share subscription due was cancelled.

Stock Purchase Warrants

As of December 31, 2020, the Company had no warrants outstanding.

During the year ended December 31, 2020, no warrants were issued, exercised and 2,890 were forfeited. During the year ended December 31, 2019 no warrants were issued, exercised or forfeited.

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

There were no options issued in the years ended December 31, 2020 and 2019 and there are no options outstanding as at December 31, 2020.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the year ended December 31, 2020, no common stock of the Company was issued under the 2018 Plan.

Note 9. Income Taxes

The difference between the applicable statutory tax rates and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and the tax treatment of certain gains and losses recorded under GAAP.

The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2020 remain open to examination by federal authorities in certain jurisdictions in which the Company operates, namely China and Hong Kong. The components of the net deferred tax assets and the amount of the valuation allowance are as follows: (in thousands)

	December 31,
	2020	2019

Deferred tax assets
Net operating loss carryforwards	4,768	4,494
Valuation allowance	(4,768)	(4,494)
Net deferred tax assets	$—	$—

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

Note 10. Legal Proceedings

In 2019 we received a claim from the landlord of a property leased by Maham LLC, then a possible acquisition target, under which we were a guarantor. Our counsel has responded to the claim, denying the claim and requesting additional information.

In 2019 we received a claim from the former management of Love Media regarding a claim for unpaid wages. Our legal counsel has responded disputing the validity of their claim in its entirety.

We do not believe that the ultimate resolution of these claims will have a material impact on the Company’s financial statements, but actual results could differ from our expectations.

Note 11. Subsequent Events

On March 16, 2021, the Company completed on a Standby Equity Commitment Agreement (“SECA”) with MacRab LLC whereby during the 24 months commencing on March 15, 2021, the Company has the option to sell up to $5.0 million of the Company’s common stock to MacRab at a price equal to 90% of the average of the two lowest volume weighted average prices during the eight trading day days following the clearing date associated with the respective put under the SECA. Under the SECA MacRab are entitled to 2,272,727 stock purchase warrants with an exercise price of $0.044 upon the signing of the agreement. MacRab retains the rights to the warrants if the agreement is ever terminated.

Geneva Roth Remark Holdings, Inc. Note #6

On January 13, 2021, the Company the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due July 12, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%.

Geneva Roth Remark Holdings, Inc. Note #7

On February 8, 2021, the Company the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due August 4, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%.

FirstFire Global Opportunities Fund, LLC. Note #2

On February 5, 2021, the Company the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note is due August 1, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%.

LGH Investments, LLC.

On March 4, 2021, the Company the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock.

Jefferson Street Capital, LLC.

On March 17, 2021, the Company the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock.