Form 10-Q
period 2021-03-31
Touchpoint Group Holdings Inc.
filed 2021-05-17
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 10, 2021, 172,999,876 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)

Current assets:
Cash	$318	$118
Accounts receivable, net	203	124
Prepaid compensation	550	550
Other receivable	-	66
Other current assets	191	160
	1,262	1,018
Current assets of discontinued operations	1	1
Total current assets	1,263	1,019

Fixed assets	3	3
Intangible assets, net	791	930
Goodwill	419	419
Prepaid compensation, net of current portion	229	367
Non current assets of discontinued operations	5	5
Total assets	$2,710	$2,743

Liabilities, Temporary Equity and Stockholders’ Deficit

Current liabilities:
Accounts payable	$312	$314

Accrued expenses	365	327
Accrued compensation	53	55
Amounts due to related parties	19	34
Deferred revenue	110	60
Loans payable	1,139	734
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	2,998	2,524

Current liabilities of discontinued operations	11	11
	3,009	2,535
		—
Total liabilities	3,009	2,535

Temporary Equity – redeemable common stock outstanding 848,641 shares	605	605

Stockholders’ Deficit

Preferred stock: $0.0001 par value, authorized 50,000,000 shares; nil issued and outstanding shares	—	—

Common stock: $0.0001 par value, authorized 750,000,000 shares; issued and outstanding 172,199,876 shares as of March 31, 2021 and 129,288,825 shares as of December 31, 2020	17	13
Additional paid-in capital	64,222	63,551

Accumulated deficit	(66,089)	(64,907)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(1,874)	(1,367)
Non-controlling interest	970	970

Total Stockholders’ Deficit	(904)	(397)

Total liabilities and stockholders’ deficit	$2,710	$2,743

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$32	$40

Cost of revenue:
Software and production costs	1	-
Amortization of intangible assets	139	139
	140	139

Gross deficit	(108)	(99)

Expenses:
General and administrative	987	499

	987	499

Loss from operations	(1,095)	(598)

Other income and expense:
Interest expense	(86)	(48)
Interest income	—	3
Other income	—	606
Foreign exchange	(1)	(1)

	(87)	560

Net loss for the period	(1,182)	(38)

Net loss attributable to Touchpoint Group Holdings, Inc. Common stockholders	$(1,182)	$(38)

Loss per share attributable to Touchpoint Group Holdings, Inc. stockholders

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	155,067	5,096

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(1,182)	$(38)
Other comprehensive income:
Foreign currency translation adjustment gain	-	-
Total comprehensive loss	$(1,182)	$(38)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	Temporary Equity		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Interest	Equity (Deficit)

Balances, January 1, 2020	34	$605	4,099	$2	$61,749)	$(61,362)	$(24)	$1,002	$1,367

Net loss	—	—	—	—	—	(38)	—		(38)

Return of shares on recission of contracts			(563)		(2)	—	-	(32)	(34)

Issuance of shares on partial conversion of loan payable			5,476		71				71

Correction of shares not subject to reverse split			2,400		-				-

Shares issued for financing commitment			206		8				8

Balances, March 31, 2020	34	$605	11,618	$2	$61,826	$(61,400)	$(24)	$970	$1,374

Balances, January 1, 2021	34	$605	129,290	$13	$63,551	$(64,907)	$(24)	$970	$(397)

Net loss						(1,182)			(1,182)

Issuance of shares for services provided			7,925	1	163				164

Issuance of shares on conversion of loan payable			29,702	3	315				318

Issuance of shares for services to be provided			1,500		20				20

Shares issued for loan commitment fees			3,750		173				173

Balances, March 31, 2021	34	$605	172,167	$17	$64,222	$(66,089)	$(24)	$970	$(904)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:

Net loss for the period	$(1,182)	$(38)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:

Amortization of intangible assets	139	139
Gain on sale of interest in subsidiary	—	(606)
Shares issued for services	164	—
Amortization of shares issued for services	138	191
Shares issued for financing commitment	173	8
Loan discount	—	18
Non cash interest expense	16	—
Changes in operating assets and liabilities:
Accounts receivable	(29)	(43)
Other assets	55	10
Accounts payable and accrued expenses	36	128
Net cash flows from operating activities	(490)	(193)

Cash flows from financing activities:

Proceeds from loans	705	125
Repayment of advance from related party net,	(15)	—
Repayment of loan	—	(180)
Proceeds from note receivable	—	1
Net cash flows from financing activities	690	(54)

Increase (Decrease) in cash during the period	200	(247)
Foreign exchange effect on cash	—	—

Cash at beginning of the period	118	258

Cash at end of the period	$318	$11

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

The Company has the following businesses:

(i)

Touchpoint Group Holdings, Inc. (“TG”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

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

The Company is primarily based in the United States of America and the United Kingdom

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 9, 2021 and as amended.

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

During the three months ended March 31, 2021 the main trading of the Group is conducted through the Company and no significant activities are undertaken in the subsidiary companies.

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

At March 31, 2021, the Company had cash of $318,000. Together with the Company’s new Equity Line with MacRab LLC, and current operational plan and budget, the Company believes that it has the potential to generate positive cash flows in the second half of 2021. However, actual results could differ materially from the Company’s projections.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continued operations

1	Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of the software is shared between the customer and Touchpoint in accordance with their operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. Revenues will be generated through the revenue sharing arrangement in 2021.

— Discontinued operations

1	Love Media House derived income from recording and video services. Income was recognized when the recording and video services are performed and the final customer product is delivered and the point at which the performance obligation is satisfied. Those revenues were non-refundable.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, six customers and five customers respectively, accounted for 100% of the accounts receivable balance. One customer accounted for 100% of the revenue for the three months ended March 31, 2021 and 2020.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended March 31, 2021 and 2020, all outstanding warrants were antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recently Adopted Accounting Pronouncements

 In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. Effective January 1, 2021, the Company elected to early adopt ASU 2020-06, which did not have a material impact on the consolidated financial statements and related disclosures.

Note 3. Discontinued Operations

On January 1, 2019 the Company sold its 51% interest in Banana Whale to a third party in return for $1,500,000 in cash, a promissory note in the principal amount of $500,000 (the “Banana Whale Note”) and the return of 295,322 shares of the Company’s common stock issued upon acquisition.

In December 2019, an agreement regarding the remaining amount due on the Banana Whale Note of $500,000 was reached pursuant to which the Company received $250,000 in December 2019. In addition, the balance is payable over the two years ending December 2021 whereby the Company will receive an amount equal to 25% of reported EBITDA each quarter up to a maximum amount of $250,000 in the aggregate. As of March 31, 2021, no payments have been received, and a reserve of $250,000 has been placed against the related receivable.

During the year ended December 31, 2019, the Company decided to sell its interests in its subsidiaries, Love Media House and Browning.

On February 18, 2020, the Company completed the sale of its interest in Browning to William J. Browning, the holder of the remaining Browning shares. Under the Recission Agreement, Browning and Mr. Browning agreed to repay advances totaling $210,000, made to Browning by the Company, over a 24-month period ending January 31, 2022 with an early repayment discount, equal to the amount of payment received during the six months ending August 31, 2020. Commencing September 1, 2020, the then balance outstanding is to be repaid in equal instalments over the remaining 17 months together with interest of 1% per month. As of both March 31, 2001 and December 31, 2020, the Company had a receivable balance totaling $204,000 due from Mr. Browning. The Company has fully provided for this amount and intends to commence legal action against for Mr. Browning for the amounts due.

In June 2020, Mr. Browning returned the 89,334 shares of Company common stock issued under the original acquisition. The shares have now been cancelled by the Company.

.

The Company’s discontinued operations had no activity during the three months ended March 31, 2021 and 2020.

The balance sheet of discontinued operations as of March 31, 2021 and December 31, 2020 is as follows: (in thousands)

	March 31, 2021	December 31, 2020
Current Assets
Other current assets	$1	$1
	1	1
Property and equipment	5	5
	$6	$6

Current Liabilities
Notes payable – related parties	11	11

	$11	$11

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Touchpoint software	$2,443	$2,443
Less accumulated amortization	(1,652)	(1,513)
	791	930

Goodwill	419	419

Intangible assets, net	$1,210	$1,349

Note 5. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes, but there can be no guarantee that commercially reasonable terms will agreed upon. As of March 31, 2021, the counterparties had not demanded repayment of the promissory notes.

b) Bespoke Growth Partners Convertible #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was originally due on January 26, 2020 and bore interest of 20% per annum. During the year ended December 31, 2020 the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners. There has been no repayment during the three months ended March 31, 2021 and the balance owing as of March 31, 2021 was $15,790.

c) Bespoke Growth Partners Convertible #2

In November 2019, the Company issued a convertible promissory note to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. The balance outstanding as of March 31, 2021, including pro-rata loan discount, was $262,500.

The Company is in negotiation with Bespoke to revise the repayment terms and date on both loans with Bespoke Growth Partners.

d) Geneva Roth Remark Holdings, Inc.

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

e) Geneva Roth Remark Holdings, Inc. Note #2

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

f) Geneva Roth Remark Holdings, Inc, Note #3

In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of March 31, 2021 is $55,000. The loan was repaid in full by cash on April 1, 2021.

g) Geneva Roth Remark Holdings, Inc. Note #4

In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note is due December 14, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of March 31, 2021 is $53,500.

h Geneva Roth Remark Holdings, Inc. Note #5

In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note is due December 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The balance owing as of March 31, 2021 is $45,500.

i) Geneva Roth Remark Holdings, Inc. Note #6

On January 13, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due July 12, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of March 31, 2021 is $55,000.

.

j) Geneva Roth Remark Holdings, Inc. Note #7

On February 8, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due August 4, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of March 31, 2021 is $55,000.

k) Firstfire Global Opportunities Fund, LLC. Loan #1

In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note is due June 15, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. During the year ended December 31, 2020 the amount of $33,004 was converted to 4,000,000 common shares of the Company. The final balance was repaid during the three months ended March 31, 2021 by the issue of 12,300,000 shares of common stock.

l) Firstfire Global Opportunities Fund, LLC. Loan #2

On February 5, 2021, the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note is due August 1, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of March 31, 2021 is $100,000.

m) EMA Financial, LLC

In August 2020, the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note is due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at the lower of $0.05 per share and a discount of 35% to the average trading price. During the three months ended March 31, 2021 the balance owing of $125,000 was repaid in full by the issuance 10,365,144 shares of common stock.

n) LGH Investments, LLC

On March 4, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an Original Issue Discount (“OID”) of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of March 31, 2021 is $165,000.

o) Jefferson Street Capital, LLC

On March 17, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of March 31, 2021 is $165,000.

p) BHP Capital NY, LLC

On March 24, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to BHP Capital NY, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of March 31, 2021 is $165,000.

Note 6. Related Party Transaction

During the year ended December 31, 2020 the Company settled $967,671 owing to certain directors and officers of the Company through the issuance on December 29, 2020 of 59,732,764 common shares of the Company at $0.0162 being the closing price on December 28, 2020.

Note 7. Share Capital

Common Stock

The Company is authorized to issue 750 million shares of common stock, par value of $0.0001.

During the three months ended March 31, 2021, the Company issued shares of common stock as follows:

●	29,702,378 shares of common stock, with a fair value of $318,393, for conversion of convertible promissory notes

●	7,925,000 shares of common stock, with a fair value of $164,276, for services provided.

●	1,500,000 shares of common stock, with a fair value of $20,000, for services to be provided.

●	3,750,000 shares of common stock, with a fair value of $173,125, for commitment fees under convertible promissory notes

Standby Equity Agreement

On March 16, 2021, the Company completed on a Standby Equity Commitment Agreement (“SECA”) with MacRab LLC whereby during the 24 months commencing on the date on which a registration statement covering the sale of the shares to be purchased by MacRab is declared effective, the Company has the option to sell up to $5.0 million of the Company’s common stock to MacRab at a price equal to 90% of the average of the two lowest volume weighted average prices during the eight trading day days following the clearing date associated with the respective put under the SECA. Under the SECA MacRab are entitled to 2,272,727 stock purchase warrants with an exercise price of $0.044 upon the signing of the agreement. MacRab retains the rights to the warrants if the agreement is ever terminated. The Company hasn’t yet exercised any option to sell any stock under this agreement.

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

There were no options issued in the three months ended March 31, 2021 and 2020 and there are no options outstanding as at March 31, 2021.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the three months ended March 31, 2021, no common stock of the Company was issued under the 2018 Plan.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2020, as amended including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

Touchpoint Group Holdings, Inc. (we”, “us” the “Company” or “TG”) has the following subsidiaries:

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

Summary Description of Core Business

We are a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

We bring users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features, available through the Touchpoint APP and program, that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

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

Currently, we are looking to negotiate a sale of its ownership interest in Love Media.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars, unaudited)

	Three Months Ended March 31,		Change
	2021	2020	Increase/ (decrease)	Percentage Change

Revenue	$32	$40	$(8)	(20.0)

Cost of revenue	140	139	1	1

Gross deficit	(108)	(99)	(9)	(9.1)

Operating expenses:

General and administrative	987	499	488	97.8

Total operating expenses	987	499	488	97.8

Loss from operations	(1,095)	(598)	(497)	(84.5)

Other (expense) income	(87)	560	(647)	(115.5)
Loss for the period	(1,182)	(38)	(1,144)	(30,105.2)

Net loss	$(1,182)	$(38)	(1,144)	(30,105.2)

Revenue: Revenue decreased by $8,000 to approximately $32,000 in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was due to the Touchpoint software license sale which was recognized in 2020. The software license sold in February 2021 to Billy Blanks Jr. was not recognized yet as the installation was not completed as of March 31, 2021 and is currently in deferred revenue

Gross Deficit: Gross deficit for the three months ended March 31, 2021 was approximately $108,000 as compared to $99,000 for the three months ended March 31, 2020, a reduction of approximately $9,000, due to reduced revenue less amortization expense.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $987,000 and $499,000 during the three months ended March 31, 2021 and 2020, respectively. The major increases related to commissions and legal costs incurred in fundraising by the Company in the three months ended March 31, 2021 as compared to the costs incurred in the three months ended March 31, 2020.

Other (expense)income: The Company incurred interest and other costs totaling $87,000 in the three months ending March 31, 2021 compared net other income of $560,000 in the three months ended March 31, 2020. This was primarily attributable to gains on disposal of subsidiaries of $606,000 in the three months ended March 31, 2020 which were not replicated in 2021.

Net Loss: Net loss for the three months ended March 31, 2021 was approximately $1,182,000 as compared to net loss of approximately $38,000 for the same period in 2020.

Liquidity and Capital Resources

Three Months Ended March 31, 2021 and March 31, 2020

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31, (in thousands, unaudited)
	2021	2020
Net cash flows from operations	(490)	(193)
Net cash flows from investing activities	-
Net cash flows from financing activities	690	(54)

Net cash used by operating activities was approximately $490,000 for the three months ended March 31, 2021 as compared to net cash used in operating activities of approximately $193,000 for the same period in 2020 an increase of approximately 154%.

No cash was provided by or used in investing activities in either the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by or used in financing activities was approximately $690,000 for the three months ended March 31, 2021 as compared to $54,000 generated for the three months ended March 31, 2020.

At March 31, 2021, we had cash of approximately $318,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has received a claim from the landlord of a property leased by Maham LLC, under which the Company is a guarantor. The Company has taken legal advice and its counsel is liaising with the landlord regarding the claim.

The Company has also been served a claim from the former management of Love Media regarding a claim for unpaid wages. Our Legal Counsel has responded disputing the validity of its claim in its entirety.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 9, 2021, (the “2020 Form 10-K”) which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the SEC before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2021, we issued (i) 7,037,234 shares of common stock upon conversion of a convertible promissory note in the principal amount of $63,000 issued in July 2020 together with all interest accrued thereon, (ii) 12,300,000 shares upon conversion of the balance of a convertible promissory note in the principal amount of $145,000 together with all interest accrued thereon in respect of which we had issued 4,300,000 shares in the fourth quarter of 2020 and (iii) 10,365,144 shares upon conversion of a convertible promissory note in the principal amount of $125,000 together with all interest accrued thereon.

The issuance of our shares upon conversion of the promissory notes described above was, in each case, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as the notes were originally issued in privately negotiated transactions with an accredited investor and not as a result of any public solicitation or advertisement. Further, no consideration was paid upon conversion of the Notes For information regarding shares issued or issuable upon conversion of convertible notes, please see the Notes 5 and 7 to our financial statements included in this Report.

During the first quarter of 2021 we issued an aggregate of 3,750,000 shares of common stock in transactions exempt from registration above under the Securities Act as commitment fees to third parties which purchased our convertible promissory notes. In each case, the issuance was pursuant to a privately negotiated transaction with an accredited investor and an appropriate Securities Act “stop transfer” order was placed against the shares in the records of our transfer agent.

In January 2021, we issued 1,300,000 shares of our common stock to our counsel in satisfaction of accrued legal fees and 6,000,000 shares to a consultant for services rendered. Each of such issuances was exempt from the registration requirements of the Securities Act as the transaction was privately negotiated, the recipient was an accredited investor and the certificate representing the shares had a restrictive legend affixed thereon.

In March 2021, we issued 625,000 shares of our common stock to a third party for an analysis of our shareholder base and 1,500,000 shares to an individual for services to be provided. Each of such issuances was exempt from the registration requirements of the Securities Act as the transaction was privately negotiated and the certificate representing the shares had a restrictive legend affixed thereon in a transaction exempt from the registration requirements of the Securities Act.

On May 15, 2021, the Board of directors awarded grants of 5,000,000 shares of our common stock to each of Mark White and Martin Ward in consideration of their services to our Company.

Except as set forth above or previously disclosed in Exchange Act reports filed with the SEC , we did not issue or sell any unregistered equity securities during the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Standby Equity Commitment Agreement dated March 15, 2021, by and between the Company and the Investor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2021)

10.2	Registration Rights Agreement dated March 15, 2021, by and between the Company and the Investor (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 22, 2021)

10.3	Common Stock Purchase Warrant dated March 15, 2021 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 22, 2021)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 32.2

Certification of principal executive officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Certification of principal financial officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)