Form 10-Q
period 2021-06-30
Touchpoint Group Holdings Inc.
filed 2021-08-16
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 02, 2021, 195,305,335 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$114	$118
Accounts receivable, net	148	124
Prepaid compensation	550	550
Other receivable	-	66
Other current assets	187	160
	999	1,018
Current assets of discontinued operations	1	1
Total current assets	1,000	1,019

Fixed assets, net	3	3
Intangible assets, net	660	930
Goodwill	419	419
Prepaid compensation, net of current portion	92	367
Non current assets of discontinued operations	5	5
Total assets	$2,179	$2,743

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$262	$314
Accrued expenses	421	327
Accrued compensation	89	55
Deferred revenue	70	60
Loans payable	1,180	734
Amount due to related parties	19	34
Settlement liability	290	-
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	3,331	2,524
Current liabilities of discontinued operations	61	11
Total current liabilities	3,392	2,535

Total liabilities	3,392	2,535

Temporary Equity – redeemable common stock outstanding 33,946 shares	605	605

Stockholders’ Deficit
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 750,000,000; 188,115,000 and 129,288,825 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	18	13
Additional paid-in capital	64,597	63,551

Accumulated deficit	(67,379)	(64,907)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(2,788)	(1,367)
Equity attributable to non-controlling interest	970	970
Total stockholders’ deficit	(1,818)	(397)

Total liabilities and stockholders’ deficit	$2,179	$2,743

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$34	$150	$66	$190

Cost of revenue:
Software and production costs	-	-	1	-
Amortization of intangible assets	139	139	278	278
	139	139	279	278

Gross profit (deficit)	(105)	11	(213)	(88)

Expenses:
General and administrative	745	742	1,732	1,241

Loss from operations	(850)	(731)	(1,945)	(1,329)

Other income and expense:
Interest expense	(100)	(74)	(186)	(122)
Interest income	-	-		3
Foreign exchange	-	(1)	(1)	(2)
Legal settlement expense	(290)	-	(290)	-
Other (expense) income	-	(2)	-	604
	(390)	(77)	(477)	483

Loss before discontinued operations for the period	(1,240)	(808)	(2,422)	(846)

Loss from discontinued operations	(50)	-	(50)	-

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(1,290)	$(808)	$(2,472)	$(846)

Earnings per share

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	178,160	27,354	166,613	18,034

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(1,290)	$(808)	$(2,472)	$(846)

Foreign currency translation adjustment	-	-	-	-
Total comprehensive loss	$(1,290)	$(808)	$(2,472)	$(846)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	Temporary Equity		Common Stock		Additional			Accumulated	Accumulated Other Comprehensive	Non- Controlling		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In			Deficit	Loss	Interest		Equity(Deficit)

Balances, January 1, 2020	34	$605	4,099	$2	$61,749			$(61,362)	$(24)	$1,002		$1,367

Net loss	-	-	-	-	-			(38)	-			(38)

Return of shares on recission of contracts	-	-	(563)	-	(2)			-		(32)		(34)
Correction of shares not subject to reverse split			2,400		-			-	-	-		-

Issuance of shares on partial conversion of note payable			5,476		71			-	-	-		71

Shares issued for financing commitment			206		8			-	-	-		8

Balances, March 31, 2020	34	605	11,618	2	61,826			(61,400)	(24)	970		1,374

Net loss	-	-	-	-	-			(808)	-			(808)

Issuance of shares for cash	-	-	646	-	20			-	-	-		20

Issuance of shares on partial conversion of note payable			7,337	1	28	-		-	-	-		29

Shares issued for financing commitment			354	-	26	-		-	-		-	26

Issuance of shares for services	-	-	15,000	1	324			-	-	-		325

Balances, June 30, 2020	34	$605	34,955	$4	$62,224		)	$(62,208)	$(24)	$970		$966

Balances, January 1, 2021	34	$605	129,290	$13	$63,551			$(64,907)	$(24)	$970		$(397)

Net loss	-	-	-	-	-			(1,182)	-	-		(1,182)

Issuance of shares for services provided			7,925	1	163			-	-	-		164

Issuance of shares on conversion of loans payable			29,702	3	315			-	-	-		318

Shares issued for services to be provided			1,500	-	20			-	-	-		20

Shares issued for loan commitment fees	-	-	3,750	-	173			-	-			173

Balances, March 31, 2021	34	605	172,167	17	64,222			(66,089)	(24)	970		(904)

Net loss								(1,290)				(1,290)

Fair value of warrants issued for financing commitments					117							117

Issuance of shares on conversion of note payable			5,148	-	56			-				56

Shares issued for financing commitment			800		23							23

Shares issued for services to be provided			10,000	1	179							180

Balances, June 30, 2021	34	605	188,115	18	64,597			(67,379)	(24)	970		(1,818)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:

Net loss for the period	$(2,472)	$(846)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Shares issued for financing commitment	196	34
Fair value of warrants issued for financing commitment	117	-
Amortization of intangible assets	278	278
Gain on sale of interest in subsidiary	-	(604)
Shares issued for services to be provided	344	256
Shares issued for settlement of accrued interest	18	-
Loan discount	-	57
Forgiveness of note receivable	-	3
Amortization of shares issued for services	277	329

Changes in operating assets and liabilities:
Accounts receivable	(24)	(173)
Deferred revenue	10	-
Other assets	59	(30)
Settlement liability	290
Accounts payable and accrued expenses	76	354
Net cash flows from operating activities – continuing operations	(831)	(342)
Net cash flows from operating activities – discontinued operations	50	-
Net cash flows from operating activities	(781)	(342)

Cash used in investing activities:
Purchase of intangible assets	(8)	(10)
Purchase of fixed assets	-	(3)
Net cash flows from investing activities	(8)	(13)

Cash flows from financing activities:

Proceeds from issuance of shares	-	20
Repayment of loans	(100)	(190)
Advances from related parties, net	(15)	-
Proceeds from note receivable		3
Proceeds from loans	900	455
Net cash flows from financing activities	785	288
	-	-
Net cash flows from financing activities	785	288

Decrease in cash during the period	(4)	(67)
Foreign exchange effect on cash	-	-

Cash at beginning of the period	118	258

Cash at end of the period	$114	$191

Supplementary Information:

Non-cash financing transactions:

Issuance of shares on conversion of loan payable	18	-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 1. Description of Business, Organization and Principles of Consolidation

Description of Business

The Company has the following businesses:

(i)

Touchpoint Group Holdings, Inc. (“TGHI”) is a software developer which supplies a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sport and entertainment business.

TGHI brings users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features that include live streaming, access to limited edition merchandise, gamification (chance to win unique one-off life experiences), user rewards, third party branded offers, credit cards and associated benefits.

(ii)	The Company is in negotiations to sell its interests in Love Media House, Inc. (“Love Media House”) and as such, it is considered to be discontinued operations.

(iii)	123 Wish, Inc. is considered dormant. All operations have been moved to TGHI.

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

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company organized in China and controlled by the Company via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries, with limited operations, for financial reporting purposes in accordance with GAAP. During 2021, there have been limited operations at Suzhou Aishou.

During the six months ended June 30, 2021 the main trading of the Group is conducted through the Company and no significant activities are undertaken in the subsidiary companies.

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

At June 30, 2021, the Company had cash of approximately $114,000. Together with the Company’s Equity Line with MacRab LLC, and current operational plan and budget, the Company believes that it has the potential to generate positive cash flows in 2022. However, actual results could differ materially from the Company’s projections.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continued operations

1

Touchpoint – Revenue for the sale of the software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of the software is shared between the customer and Touchpoint in accordance with their operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. Revenues are expected to be generated through the revenue sharing arrangement in 2021. During the six months ended June 30, 2021, the Company received revenues from customer app’s totaling $5,357.

— Discontinued operations

1.

Love Media House derived income from recording and video services. Income was recognized when the recording and video services are performed, and the final customer product was delivered and the point at which the performance obligation were satisfied. These revenues were non-refundable.

The Company does not have off-balance sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, seven customers and five customers respectively, accounted for 100% of the accounts receivable balance. One customer accounted for 100% of the revenue for the three and six months ended June 30, 2021, and 2020.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six month periods ended June 30, 2021 and 2020, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30	December 31
	2021	2020
	(unaudited)
Touchpoint software	$2,451	$2,443
Less accumulated amortization	(1,791)	(1,513)
	660	930

Goodwill	419	419

Intangible assets, net	$1,079	$1,349

Note 4. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of June 30, 2021, the counterparties had not demanded repayment of the promissory notes.

Convertible Loans Payable

	Lenders	General terms	Amount due at June 30, 2021
1	Bespoke Growth Partners Convertible Note #1	The loan was due on January 26, 2020 and bore interest of 20% per annum. During the year ended December 31, 2020, the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners.	$15,790
2	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000.	$262,500
3	Geneva Roth Remark Holdings, Inc. Note #2	In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note was due July 27, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The final balance was repaid in February 2021 by the issue of 7,037,234 shares of common stock.	$-
4	Geneva Roth Remark Holdings, Inc, Note #3	In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on April 1, 2021.	$-

5	Geneva Roth Remark Holdings, Inc. Note #4	In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note was due December 14, 2021, and bore an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full in June 2021 by the issuance of 5,147,724 shares of common stock.	$-
6	Geneva Roth Remark Holdings, Inc. Note #5	In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note is due December 30, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on June 29, 2021.	$-
7	Geneva Roth Remark Holdings, Inc. Note #6	On January 13, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due July 12, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $55,000. The loan was repaid in full in July 2021 by the issuance of 7,157,735 shares of common stock.	$55,000
8	Geneva Roth Remark Holdings, Inc. Note #7	On February 8, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due August 4, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The loan was repaid in full by cash on August 10, 2021.	$55,000
9	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $85,000.	$85,000

10	Firstfire Global Opportunities Fund, LLC. Loan #2	On February 5, 2021, the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note was due August 1, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $100,000.	$100,000
11	LGH Investments, LLC	On March 4, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an Original Issue Discount (“OID”) of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $165,000.	165,000
12	Jefferson Street Capital, LLC	On March 17, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $165,000.	$165,000
13	BHP Capital NY, LLC	On March 24, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to BHP Capital NY, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021 is $165,000.	$165,000
14	Quick Capital, LLC	On April 2, 2021, the Company issued a convertible promissory note in the principal amount of $110,000 to Quick Capital, LLC. The note is due January 2, 2022, and carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $110,000. The Company also issued to Quick Capital, LLC warrants to purchase 3,666,667 shares of the Company’s common shares at $0.10 per share until April 2, 2024.	$110,000
15	SBA	The Company has received an SBA loan of $2,000 which is repayable together with interest of 3.75% per annum	$2,000
	TOTAL		$1,180,290

b) Bespoke Growth Partners Convertible Note #1

In July 2019, the Company issued a convertible promissory note in the original principal amount of $100,000 to Bespoke Growth Partners. The loan was due on January 26, 2020, and bore interest of 20% per annum. During the year ended December 31, 2020, the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners. The balance owing as of June 30, 2021, was $15,790.

c) Bespoke Growth Partners Convertible Note #2

In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020 with an interest rate of 20% per annum. During the year ended December 31, 2020, the Company received proceeds under the note of $175,000. The balance outstanding as of June 30, 2021, including pro-rata loan discount, was $262,500.

The Company is in negotiation with Bespoke to revise the repayment terms and date on both loans with Bespoke Growth Partners.

d) Geneva Roth Remark Holdings, Inc. Note #2

In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note was due July 27, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The final balance was repaid in February 2021, by the issue of 7,037,234 shares of common stock.

e) Geneva Roth Remark Holdings, Inc, Note #3

In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on April 1, 2021.

f) Geneva Roth Remark Holdings, Inc. Note #4

In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note was due December 14, 2021 and bore an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full in June 2021, by the issuance of 5,147,724 shares of common stock.

g) Geneva Roth Remark Holdings, Inc. Note #5

In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note is due December 30, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on June 29, 2021.

h) Geneva Roth Remark Holdings, Inc. Note #6

On January 13, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due July 12, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $55,000. The loan was repaid in full in July 2021 by the issuance of 7,157,735 shares of common stock.

i) Geneva Roth Remark Holdings, Inc. Note #7

On February 8, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due August 4, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $55,000.

j) Geneva Roth Remark Holdings, Inc. Note #8

On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021 is $85,000.

k) Firstfire Global Opportunities Fund, LLC. Loan #1

In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note was due June 15, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. During the year ended December 31, 2020 the amount of $33,004 was converted to 4,000,000 common shares of the Company. The final balance was repaid during the three months ended March 31, 2021, by the issue of 12,300,000 shares of common stock.

l) Firstfire Global Opportunities Fund, LLC. Loan #2

On February 5, 2021, the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note was due August 1, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35%. The balance owing as of June 30, 2021, is $100,000.

m) EMA Financial, LLC

In August 2020, the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note was due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at the lower of $0.05 per share and a discount of 35% to the average trading price. The loan was paid in full in February 2021, by the issuance 10,365,144 shares of common stock.

n) LGH Investments, LLC

On March 4, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an Original Issue Discount (“OID”) of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021 is $165,000.

o) Jefferson Street Capital, LLC

On March 17, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $165,000.

p) BHP Capital NY, LLC

On March 24, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to BHP Capital NY, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $165,000.

q) Quick Capital, LLC

On April 2, 2021, the Company issued a convertible promissory note in the principal amount of $110,000 to Quick Capital, LLC. The note is due January 2, 2022, and carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of June 30, 2021, is $110,000. The Company also issued to Quick Capital, LLC warrants to purchase 3,666,667 shares of the Company’s common shares at $0.10 per share until April 2, 2024.

Note 5. Share Capital

Common Stock

The Company is authorized to issue 750 million shares of common stock, par value of $0.0001.

During the six months ended June 30, 2021, the Company issued shares of common stock as follows:

●	34,859,102 shares of common stock, with a fair value of $374,568, for conversion of convertible promissory notes

●	17,925,000 shares of common stock, with a fair value of $344,276, for services provided.

●	1,500,000 shares of common stock, with a fair value of $20,000, for services to be provided.

●	4,550,000 shares of common stock, with a fair value of $195,925, for commitment fees under convertible promissory notes

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

Note 6. Legal settlement expenses

In 2019 the Company received a claim from the landlord of a property leased by Maham LLC, under which the Company is a guarantor.

In July 2021, the company settled the claim with the Landlords of a property leased to Maham LLC (then a possible acquisition target) which the Company had guaranteed. The settled claim amounted to $290,000 and is payable over a 12-month period ending in Judly 2022.

In 2020 the Company had been served a claim from the former management of Love Media regarding a claim for unpaid wages. Whilst the Company disputes the validity of this claim in its entirety. It agreed to settle the claim from employees in a full and final settlement with a single payment of $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2020 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a holding company which, through our operating subsidiaries, is engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary Name		% Owned
●	123Wish, Inc. (considered dormant)	51%
●	Horizon Network Technology Co. Ltd (Limited operations)	100%
●	Love Media House, Inc. (discontinued operations)	100%
●	Touchpoint Connect Limited (formed in September 2019)	100%
●	One Horizon Hong Kong Limited (Limited operations)	100%

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

Results of Operations

Comparison of three months ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2021	2020	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$34	$150	$(116)	(77.3)

Cost of revenue	139	139	-	-

Gross profit (deficit)	(105)	11	(116)	(105.4)

Operating expenses:

General and administrative	745	742	3	0.0

Total operating expenses	745	742	3	0.0

Loss from operations	(850)	(731)	(119)	(15.9)

Other expense	(390)	(77)	(313)	(406.5)
Loss before discontinued operations	(1,240)	(808)	(432)	(53.5)
Loss from discontinued operations	(50)	-	(50)	N/A

Total net loss	$(1,290)	$(808)	$(482)	59.6

Revenue:  Our revenue for the three months ended June 30, 2021, decreased by approximately $116,000 over the same period in 2020. The increase was a result of the reduction in sale of software licenses during the three months ended June 30, 2021.

Gross Profit (Deficit):  Gross profit (deficit) for the three months ended June 30, 2021, was approximately $(105,000) as compared to $11,000 for the three months ended June 30, 2020, due primarily to the decrease in revenue.

Operating Expenses:  Operating expenses incurred during the three months ended June 30, 2021, were approximately $745,000, an increase of approximately $3,000 (or less than 1%) when compared to the approximate figure of $742,000 incurred in the three months ended June 30, 2020.

Net Loss:  Net loss for the three months ended June 30, 2021 was approximately $1,290,000 as compared to net loss of approximately $808,000 for the same period in 2020.

Comparison of six months ended June 30, 2021, and 2020

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2021	2020	Increase/ (decrease)	Percentage Change

Revenue	$66	$190	$(124)	(65.8)

Cost of revenue	279	278	(1)	0.0

Gross deficit	(213)	(88)	(125)	(142.0)

Operating expenses:

General and administrative	1,732	1,241	491	39.6

Total operating expenses	1,732	1,241	491	39.6

Loss from operations	(1,945)	(1,329)	(616)	(46.4)

Other expense	(477)	483	(960)	(198.6)
Loss for before discontinued operations	(2,422)	(846)	(1,576)	186.3
Loss from discontinued operations	(50)	-	(50)	N/A

Net loss	$(2,472)	$(846)	$(1,626)	192.2

Revenue: Our revenue for the six months ended June 30, 2021, was approximately $66,000 as compared to approximately $190,000 for the six months ended June 30, 2020, an decrease of approximately $124,000. The decrease was due to the decrease in license sales in the second quarter.

Cost of Revenue: Cost of revenue was approximately $279,000 for the six months ending June 30, 2021 as compared to the same amount for the six months ended June 30, 2020.

Gross Deficit: Gross deficit for the six months ended June 30, 2021, was approximately $213,000 as compared to a gross deficit of $88,000 for the six months ended June 30, 2020, an increase in the deficit of approximately $125,000. The increase was mainly due to the reduction in revenue as set forth above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs for the six months ended June 30, 2021, were approximately $1,732,000 representing an increase of 39.6% over the charge for the same period in 2020. The increase was mainly due to the charge for the issue of warrants, calculated using Blacks Scholes.

Net Loss: Net loss for the six months ended June 30, 2021 was approximately $2,472,000 as compared to loss of approximately $846,000 for the same period in 2020.

Liquidity and Capital Resources

Six Months Ended June 30, 2021 and June 30, 2020

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2021	2020
Net cash flows from operations	(781)	(342)
Net cash flows from investing activities	(8)	(13)
Net cash flows from financing activities	785	288

Net cash used by operating activities of continuing operations increased to $781,000 for the six months ended June 30, 2021 from $342,000 for the same period in 2020.

Net cash used from investing activities was approximately $8,000 in the six months ended June 30, 2021, as compared to net cash used of $13,000 in the comparative period in 2020.

Net cash generated in financing activities was approximately $785,000 for the six months ended June 30, 2021, as compared to $288,000 for the six months ended June 30, 2020. The cash generated from financing activities in the six months ended June 30, 2021, was primarily from convertible loans raised from US funds, less repayment of a loan raised in 2020.

At June 30, 2021, the Company had cash of approximately $114,000.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2019 the Company received a claim from the landlord of a property leased by Maham LLC, under which the Company is a guarantor.

In July 2021, the company settled the claim with the Landlords of a property leased to Maham LLC (then a possible acquisition target) which the Company had guaranteed. The settled claim amounted to $290,000 and is payable over a 12-month period ending in July 2022.

In 2020 the Company had been served a claim from the former management of Love Media regarding a claim for unpaid wages. Whilst the Company disputes the validity of this claim in its entirety. It agreed to settle the claim from employees in a full and final settlement with a single payment of $50,000.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed April 9, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company issued shares of common stock as follows:

●	5,147,724 shares of common stock, with an aggregate fair value of $56,175, in settlement of principal and interest owing to Geneva Roth Remark Holdings, Inc,

●	800,000 shares of common stock, with a fair value of $22,800, for a commitment fee payable to Quick Capital, LLC under agreement dated April 2, 2021.

●	10,000,000 shares of common stock, with a fair value of $180,000, for services provided.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)