Form 10-Q
period 2021-09-30
Touchpoint Group Holdings Inc.
filed 2021-11-19
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 11, 2021, 266,474,795 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$26	$118
Accounts receivable, net	34	124
Prepaid compensation	504	550
Other receivable	—	66
Other current assets	184	160
	748	1,018
Current assets of discontinued operations	1	1
Total current assets	749	1,019

Fixed assets, net	3	3
Intangible assets, net	591	930
Goodwill	419	419
Prepaid compensation, net of current portion	—	367
Non current assets of discontinued operations	5	5
Total assets	$1,767	$2,743

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$245	$314
Accrued expenses	509	327
Accrued compensation	195	55
Deferred revenue	20	60
Loans payable	1,263	734
Amount due to related parties	81	34
Settlement liability	145	—
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	3,458	2,524
Current liabilities of discontinued operations	61	11
Total current liabilities	3,519	2,535

Total liabilities	3,519	2,535

Temporary Equity – redeemable common stock outstanding 33,946 shares	605	605

Stockholders’ Deficit
Preferred stock:
$0.0001 par value, authorized 50,000,000; No shares issued and outstanding	—	—
Common stock:
$0.0001 par value, authorized 750,000,000; 217,502,351 and 129,288,825 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22	13
Additional paid-in capital	64,835	63,551
Stock subscription receivable	(90)	—
Accumulated deficit	(68,070)	(64,907)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(3,327)	(1,367)
Equity attributable to non-controlling interest	970	970
Total stockholders’ deficit	(2,357)	(397)

Total liabilities and stockholders’ deficit	$1,767	$2,743

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$24	$100	$90		$290

Cost of revenue:
Software and production costs	—	—	1		—
Amortization of intangible assets	138	138	416		416
	138	138	417		416

Gross deficit	(114)	(38)	(327)		(126)

Expenses:
General and administrative	490	444	2,222		1,685

Loss from operations	(604)	(482)	(2,549)		(1,811)

Other income and expense:
Interest expense	(90)	(68)	(276)		(190)
Interest income	1	2	1		5
Foreign exchange	—	(2)	(1)		(4)
Legal settlement expense	—	—	(290)		—
Other (expense) income	2	(225)	2		379
	(87)	(293)	(564)	190

Loss before discontinued operations for the period	(691)	(775)	(3,113)		(1,621)

Loss from discontinued operations	—	—	(50)		—

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(691)	$(775)	$(3,163)		$(1,621)

Earnings per share

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)		$(0.07)

Weighted average number of shares outstanding
Basic and diluted	195,926	39,232	176,456		24,935

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(691)	$(775)	$(3,163)	$(1,621)

Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(691)	$(775)	$(3,163)	$(1,621)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

					Stock			Accumulated Other	Non-	Total
	Temporary Equity		Common Stock		Subscription	Additional	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Paid-In	Deficit	Loss	Interest	Deficit

Balances, January 1, 2020	34	$605	4,099	$2	$—	$61,749	$(61,362)	$(24)	$1,002	$1,367

Net loss	—	—	—	—	—	—	(38)	—	—	(38)

Return of shares on recission of contracts	—	—	(56)	—	—	(2)	—	—	(32)	(34)

Correction of shares not subjrct to reverse split	—	—	2,400	—	—	—	—	—	—	—

Issuance of shares on partial conversion of note payable	—	—	5,476	—	—	71	—	—	—	71

Shares issued for financing commitment	—	—	206	—	—	8	—	—	—	8

Balances, March 31, 2020	34	605	12,125	2	—	61,826	(61,400)	(24)	970	1,374

Net loss	—	—	—	—	—	—	(808)	—	—	(808)

Issuance of shares for cash	—	—	646	—	—	20	—	—	—	20

Issuance of shares on partial conversion of note payable	—	—	7,337	1	—	28	—	—	—	29

Shares issued for financing commitment	—	—	354	—	—	26	—	—	—	26

Shares issued for services	—	—	15,000	1	—	324	—	—	—	325

Balances, June 30, 2020	34	605	35,462	4	—	62,224	(62,208)	(24)	970	966

Net loss	—	—	—	—	—	—	(775)	—	—	(775)

Correction of shares not subject to a reverse split	—	—	4,800	—	—	—	—	—	—	—

Balances, September 30, 2020	34	$605	40,262	$4	$—	$62,224	$(62,983)	$(24)	$970	$191

Balances, January 1, 2021	34	$605	129,290	$13	$—	$63,551	$(64,907)	$(24)	$970	(397)

Net loss	—	—	—	—	—	—	(1,182)	—	—	(1,182)

Issuance of shares for services provided	—	—	7,925	1	—	163	—	—	—	164

Issuance of shares on conversion of loans payable	—	—	29,702	3	—	315	—	—	—	318

Shares issued for services to be provided	—	—	1,500	—	—	20	—	—	—	20

Shares issued for services to be provided	—	—	3,750	—	—	173	—	—	—	173

Balances, March 31, 2021	34	605	172,167	17	—	64,222	(66,089)	(24)	970	(904)

Net loss	—	—	—	—	—	—	(1,290)	—	—	(1,290)

Fair value of warrants issued for financing commitments	—	—	—	—	—	117	—	—	—	117

Issuance of shares on conversion of note payable	—	—	5,148	—	—	56	—	—	—	56

Shares issued for financing commitment	—	—	800	—	—	23	—	—	—	23

Shares issued for services to be provided	—	—	10,000	1	—	179	—	—	—	180

Balances, June 30, 2021	34	605	188,115	18	—	64,597	(67,379)	(24)	970	(1,818)

Net loss	—	—	—	—	—	—	(691)	—	—	(691)

Shares issued for conversion of loans	—	—	23,147	3	—	138	—	—	—	141

Shares issued for cash	—	—	1,241	—	—	11	—	—	—	11

Shares issued for sale of stock	—	—	5,000	1	(90)	89	—	—	—	—

Balances, September 30, 2021	34	605	217,503	$22	$(90)	$64,835	$(68,070)	$(24)	$970	$(2,357)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:

Net loss for the period	$(3,163)	$(1,621)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Shares issued for financing commitment	196	34
Fair value of warrants issued for financing commitment	117	—
Amortization of intangible assets	417	416
Gain on sale of interest in subsidiary	—	(379)
Shares issued for services to be provided	364	256
Shares issued for settlement of accrued interest	26	—
Loan discount	47	84
Forgiveness of note receivable	—	3
Amortization of shares issued for services	413	465

Changes in operating assets and liabilities:
Accounts receivable	90	(277)
Other assets	42	(20)
Settlement liability	195	—
Deferred revenue	(40)
Accounts payable and accrued expenses	253	454
Net cash flows from operating activities	(1,043)	(585)

Cash used in investing activities:
Purchase of intangible assets	(78)	(15)
Purchase of fixed assets	—	(3)
Net cash flows from investing activities	(78)	(18)

Cash flows from financing activities:

Proceeds from issuance of shares	11	20
Repayment of loans	(156)	(190)
Advances from related parties, net	47	—
Proceeds from note receivable	—	3
Proceeds from loans	1,127	643
Net cash flows from financing activities	1,029	476

Decrease in cash during the period	(92)	(127)
Foreign exchange effect on cash	—	—

Cash at beginning of the period	118	258

Cash at end of the period	$26	$131

Supplementary Information:

Non-cash financing transactions:

Issuance of shares on conversion of loan payable	$515	—

Common stock issued to correct shares incorrectly having been subject to reverse split in September 2019	—	4,800,000

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

(ii)

TGHI  announced on September 20,2021 that it has acquired certain rights to the World Championship Air Race (“WCAR”) through an asset purchase agreement for approximately $70,000. Management and all key operational staff for the WCAR joined Touchpoint’s wholly owned subsidiary, Air Race Limited (“ARL”), under long-term agreements. In addition, all key supplier, participating host city and participating team contracts were assumed by ARL.

WCAR  is a race format developed by Red Bull as the Red Bull Air Race.  The Red Bull Air Race was founded in 2003 and hosted 94 championship series races around the globe. It has attracted viewers in 187 countries and has been broadcast to an audience of over 230 million viewers with over 2.3 billion media impressions worldwide in its most recent season. It is the largest live spectator sports event in the world attracting over 1 million spectators to a single air race on multiple occasions in cities such as Porto and Barcelona.

TGHI plans to utilize its expertise in audience engagement through its application development to enhance the audience’s experience, while at the same time creating new revenue generating opportunities for the races.

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

Current Structure of the Company

The Company has the following subsidiaries:

 Schedule of Subsidiaries

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd (Limited operations)	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc (discontinued operations)	100%
● Air Race Limited (formerly called Touchpoint Connect Limited)	100%

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

The Company  has ceased all operations of Love Media House, Inc. in 2020, and as such, it is considered to be discontinued operations.

During the nine months ended September 30, 2021 the main trading is conducted through the Company and no significant activities are undertaken in the subsidiary companies.

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

The Company has incurred net losses and negative cash flows from operations which raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally financed these losses from the sale of equity securities and the issuance of debt and convertible debt instruments.

To continue its operations the Company will be required to raise additional funds through various sources, such as equity and debt financings. While the Company believes it is probable that such financings could be secured, there can be no assurance the Company will be able to secure additional sources of funds to support its operations, or if such funds are available, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to the Company.

At September 30, 2021, the Company had cash of approximately $26,000. Together with the Company’s Equity Line with MacRab LLC, and current operational plan and budget, the Company believes that it has the potential to generate sufficient cash to maintain operations through 2022. However, actual results could differ materially from the Company’s projections.

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

Revenue Recognition – The Company recognizes revenues from each business segment as described below:

— Continued operations

1

Touchpoint – Revenue for the sale of a software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of software is shared between the customer and Touchpoint in accordance with an operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. During the nine months ended September 30, 2021, the Company received revenues from customer app’s totaling $8,800.

2	Air Race Limited – There was no Revenue for ARL during the three months ending September 30, 2021. ARL is expected to start generating revenue in 2022 when the air race series is expected to start.

— Discontinued operations

1.	Love Media House derived income from recording and video services. Income was recognized when the recording and video services were performed, and the final customer product was delivered and the point at which the performance obligation were satisfied. These revenues were non-refundable.

The Company does not have off-balance sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, seven customers and five customers respectively, accounted for 100% of the accounts receivable balance. Four customers accounted for 100% of the revenue for the nine months ended September 30, 2021, and six customers accounted for 100% of the revenue for the nine months ended September 30, 2020.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets annually and whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine month periods ended September 30, 2021 and 2020, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30	December 31
	2021	2020
	(unaudited)
Touchpoint software	$2,451	$2,443
Air Race Limited (intellectual property and accounting records)*	70	-
Less accumulated amortization	(1,930)	(1,513)
	591	930

Goodwill	419	419

Intangible assets, net	$1,010	$1,349

*	In connection with the acquisition of WCAR, the Company has performed a provisional purchase price allocation and the Company believes the entire purchase price is attributable to these intangible assets.

Note 4. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of September 30, 2021, the counterparties had not demanded repayment of the promissory notes.

Convertible Loans Payable

	Lender	General terms	Amount due at September 30, 2021
1	Bespoke Growth Partners Convertible Note #1	The loan was due on January 26, 2020 and bore interest of 20% per annum. During the year ended December 31, 2020, the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners.	$-
2	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000.	$262,500
3	Geneva Roth Remark Holdings, Inc. Note #2	In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note was due July 27, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The final balance was repaid in February 2021 by the issue of 7,037,234 shares of common stock.	$-
4	Geneva Roth Remark Holdings, Inc, Note #3	In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on April 1, 2021 .	$-

5	Geneva Roth Remark Holdings, Inc. Note #4	In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note was due December 14, 2021, and bore an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full in June 2021 by the issuance of 5,147,724 shares of common stock.	$-
6	Geneva Roth Remark Holdings, Inc. Note #5	In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note was due December 30, 2021, and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on June 29, 2021.	$-
7	Geneva Roth Remark Holdings, Inc. Note #6	On January 13, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note was due July 12, 2021, and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The loan was repaid in full in July 2021 by the issuance of 7,157,735 shares of common stock.	$-
8	Geneva Roth Remark Holdings, Inc. Note #7	On February 8, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note was due August 4, 2021 and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The loan was repaid in full by cash on August 10, 2021.	$-

9	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of September 30, 2021, is $85,000.	$85,000
10	Geneva Roth Remark Holdings, Inc. Note #9	On August 3, 2021, the Company issued a convertible promissory note in the principal amount of $68,500 to Geneva Roth Remark Holdings, Inc. The note is due August 3, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of September 30, 2021, is $68,500.	$68,500
11	Geneva Roth Remark Holdings, Inc. Note #10	On August 11, 2021, the Company issued a convertible promissory note in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The note is due August 11, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of September 30, 2021, is $103,000.	$103,000
12	Geneva Roth Remark Holdings, Inc. Note #11	On September 10, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due September 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of September 30, 2021, is $55,000.	$55,000

13	Firstfire Global Opportunities Fund, LLC. Loan #2	On February 5, 2021, the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note was due August 1, 2021 and had an interest rate of 10% per annum. The loan was repaid in full on August 10, 2021.	$-
14	LGH Investments, LLC	On March 4, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an Original Issue Discount (“OID”) of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of September 30, 2021, is $165,000. The note together interest was paid in full November 12, 2021.	$165,000
15	Jefferson Street Capital, LLC	On March 17, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of September 30, 2021, is $120,000.	$120,000
16	BHP Capital NY, LLC	On March 24, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to BHP Capital NY, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of September 30, 2021 is $165,000. The note together interest was paid in full November 15, 2021	$165,000
17	Quick Capital, LLC	On April 2, 2021, the Company issued a convertible promissory note in the principal amount of $110,000 to Quick Capital, LLC. The note is due January 2, 2022, and carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. The balance owing as of September 30, 2021, is $110,000. The note together interest was paid in full November 15, 2021.	$110,000
18	SBA	The Company has received an SBA loan of $2,000 which is repayable together with interest of 3.75% per annum	$2,000
19	Glen Eagles LP	On August 10, 2021, the Company issued a convertible promissory note in the principal amount of $126,500 to Glen Eagles LP. The note and has an interest rate of 10% per annum. The balance owing as of September 30, 2021 is $126,500.	$126,500
	TOTAL		$1,262,500

Note 5. Share Capital

Common Stock

The Company is authorized to issue 750 million shares of common stock, par value of $0.0001.

During the nine months ended September 30, 2021, the Company issued shares of common stock as follows:

●	57,997,189 shares of common stock, with a fair value of $515,536, for conversion of convertible promissory notes

●	17,925,000 shares of common stock, with a fair value of $284,276, for services provided.

●	1,500,000 shares of common stock, with a fair value of $20,000, for services to be provided.

●	4,550,000 shares of common stock, with a fair value of $195,925, for commitment fees under convertible promissory notes

●	1,241,337 shares of common stock, for cash of $11,200.

●	5,000,000 shares of common stock for stock subscription receivable of $90,000.

Standby Equity Agreement

On March 16, 2021, the Company completed on a Standby Equity Commitment Agreement (“SECA”) with MacRab LLC whereby during the 24 months commencing on the date on which a registration statement covering the sale of the shares to be purchased by MacRab is declared effective, the Company has the option to sell up to $5.0 million of the Company’s common stock to MacRab at a price equal to 90% of the average of the two lowest volume weighted average prices during the eight trading day days following the clearing date associated with the respective put under the SECA. Under the SECA MacRab received 2,272,727 stock purchase warrants with an exercise price of $0.044 upon the signing of the agreement. During the nine months ended September 2021, the Company received proceed of $11,200 for the issuance of 1,241,337 shares of the Company’s common stock. On September 27, 2021 the Company issued 5,000,000 shares of common stock in respect of a put option under SECA. The Company received $90,145 from the sale of the 5,000,000 shares on October 8, 2021.

Note 6. Legal settlement expenses

In 2019 the Company received a claim from the landlord of a property leased by Maham LLC, under which the Company is a guarantor.

In July 2021, the company settled the claim for $290,000 payable over a 12-month period ending in July 2022. As of September 30, 2021 following payments agreed the balance outstanding was $145,000.

In 2020 the Company had been served a claim from the former management of Love Media regarding a claim for unpaid wages. While the Company disputes the validity of this claim in its entirety. It was agreed to settle the claim from employees in a full and final settlement of $50,000. The final settlement remained outstanding as of September 30, 2021.

Note 7. Subsequent events

a)	Mast Hill Fund, L.P.

On November 2, 2021, the Company consummated a Securities Purchase Agreement with Mast Hill Fund, L. P. (“Mast Hill”), whereby the Company issued to Mast Hill a convertible promissory note (“Convertible Note”) in the principal amount of $810,000 and issued to Mast Hill a common stock purchase warrant (the “Warrant”) to purchase 28,065,000 shares of our common stock as additional consideration for Mast Hill’s purchase of the Convertible Note. As a condition to the purchase and sale the Convertible Note and Warrant, the Company issued to Mast Hill 10,855,047 shares (the “Commitment Shares”) of its common stock and entered into a Registration Rights Agreement with Mast Hill pursuant to which the Company is to register for resale under the Securities Act of 1933, as amended, the Commitment Shares and the shares issuable upon conversion of the Note and exercise of the Warrant. In consideration of the Convertible Note and Warrant the Company received $729,000, less $10,800 retained by Mast Hill in reimbursement of its legal fees.

The principal amount of the Convertible Note and all interest accrued thereon is payable on October 29, 2022. The Convertible Note provides for interest at the rate of 12% per annum, payable at maturity, and is convertible into shares of the Company’s common stock at a price of $0.0125 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Convertible Note. In addition, subject to certain limited exceptions, if at any time while the Convertible Note remains outstanding, the Company grants any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of its common stock or securities or rights convertible into or exercisable for shares of its common stock, at a price below the then conversion price of the Convertible Note, the holder of the Convertible Note shall have the right to reduce the conversion price to such lower price.

The Warrant is exercisable until October 29, 2023, at a price of $0.02 per share, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Warrant remains outstanding, the Company grants any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of its common stock or securities or rights convertible into or exercisable for shares of its common stock, at a price below the then exercise price of the Warrant, the holder of the Warrant shall have the right to reduce the exercise price to such lower price. At any time when the Market Price, as defined in the Warrant, is in excess of the exercise price, the holder of the Warrant shall have the right to exercise the Warrant by means of a “cashless exercise” in accordance with the formula provided in the Warrant.

The Commitment Shares and the shares issuable upon conversion of the Convertible Note and exercise of the Warrants are to be registered under the Securities Act for resale by Mast Hill as provided in the Registration Rights Agreement. Mast Hill has agreed to limit sales of the common stock issued upon conversion of Convertible Note, during the period beginning on the date of issuance of the Convertible Note and ending on the maturity date or the date of occurrence of an event of default, to the greater of $5,000 or 15% of the Daily Dollar Volume, as defined in the Note.

Talos Victory Fund, LLC

On November 5, 2021, the Company consummated a Securities Purchase Agreement with Talos Victory Fund, LLC (“Talos”), whereby it issued to Talos a convertible promissory note (“Talos Convertible Note”) in the principal amount of $540,000 and issued to Talos a common stock purchase warrant (the “Talos Warrant”) to purchase 15,810,000 shares of its common stock as additional consideration for its purchase of the Convertible Note. As a condition to the purchase and sale the Convertible Note and Warrant, the Company issued to Talos 10,144,953 shares (the “Talos Commitment Shares”) of its common stock and entered into a Registration Rights Agreement pursuant to which it is to register for resale under the Securities Act of 1933, as amended, the Talos Commitment Shares and the shares issuable upon conversion of the Talos Convertible Note and exercise of the Talos Warrant. In consideration of the Talos Convertible Note and Warrant the Company received $486,000, less $7,200 retained by Talos in reimbursement of its legal fees.

The principal amount of the Talos Convertible Note and all interest accrued thereon is payable on November 3, 2022. The Talos Convertible Note provides for interest at the rate of 12% per annum, payable at maturity, and is convertible into shares of the Company’s common stock at a price of $0.0125 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Talos Convertible Note. In addition, subject to certain limited exceptions, if at any time while the Talos Convertible Note remains outstanding, the Company grants any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of its common stock or securities or rights convertible into or exercisable for shares of its common stock, at a price below the then conversion price of the Talos Convertible Note, the holder of the Talos Convertible Note shall have the right to reduce the conversion price to such lower price.

The Talos Warrant is exercisable until November 3, 2023, at a price of $0.02 per share, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Talos Warrant remains outstanding, the Company grants any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of its common stock or securities or rights convertible into or exercisable for shares of its common stock, at a price below the then exercise price of the Talos Warrant, the holder of the Talos Warrant shall have the right to reduce the exercise price to such lower price. At any time when the Market Price, as defined in the Talos Warrant, is in excess of the exercise price, the holder of the Talos Warrant shall have the right to exercise the Talos Warrant by means of a “cashless exercise” in accordance with the formula provided in the Talos Warrant.

The Commitment Shares and the shares issuable upon conversion of the Talos convertible Note and exercise of the Talos Warrant are to be registered under the Securities Act for resale as provided in the Talos Registration Rights Agreement. Talos has agreed to limit sales of the common stock issued upon conversion of Talos Convertible Note, during the period beginning on the date of issuance of the  Convertible Note and ending on the maturity date or the date of occurrence of an event of default, to the greater of $5,000 or 15% of the Daily Dollar Volume, as defined in the Talos Convertible Note.

Debt repayments

A portion of the proceeds to the Company from the sale of our convertible notes and warrants to Mast Hill and Talos used to satisfy certain outstanding promissory notes in the aggregate principal amount of $440,000 plus all interest accrued thereon and the balance will be used for business development purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2020 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Air Race Limited

On September 20,2021 we acquired we acquired certain rights to the World Championship Air Race (“WCAR”) through an asset purchase agreement. Management and all key operational staff for the WCAR subsequently will join our wholly owned subsidiary, Air Race Limited (Company), under long-term agreements. In addition, all key supplier, participating host city and participating team contracts are to be assumed by the Company.

WCAR  is a race format developed by Red Bull as the Red Bull Air Race.  The Red Bull Air Race was founded in 2003 and has hosted 94 championship series races around the globe. It attracted viewers in 187 countries and has been broadcast to an audience of over 230 million viewers with over 2.3 billion media impressions worldwide in its most recent season. It is the largest live spectator sports event in the world attracting over 1 million spectators to a single air race on multiple occasions in cities such as Porto and Barcelona.  The last Red Bull Air Race was held in

We plan to utilize our expertise in audience engagement through our application development to enhance the audience’s experience, while at the same time creating new revenue generating verticles for the races.

The WCAR will build on the significant legacy that the Red Bull Air Race leaves behind, and is well positioned to deliver one of the world’s most thrilling and pioneering global sporting events – focused on future tech, innovation, clean energy and spectator experience. A video overview of the Air Race is available on You Tube.

The season opener is expected to take place in March 2022 and there are 8 races planned to take place through the remainder of the 2022 season at iconic locations in Egypt, Greece, Portugal, United Kingdom, Russia, Indonesia and the Middle East. Twelve Elite Race Teams have already signed-up for the 2022, 2023 and 2024 race seasons, with twelve further challenger pilots competing in the new second tier Aero Series – including some of the latest and greatest graduates of the Air Race Academy. Red Bull maintains its interest in the Air Race with continued sponsorship of former World Champion Martin Sonka in the Elite series.

WCAR was developed to push the boundaries of modern air racing, by delivering a platform that supports and showcases the latest technological developments in green power and advanced aerial mobility. New race categories to be introduced include electric powered aircraft, EVTOL (vertical take off and landing) and JetPacks. Led by Willie Cruickshank as Race Series Director, the core Company team comes with enormous knowledge and experience, having all been instrumental in the development and running of the Red Bull Air Race. A former Royal Air Force pilot, Willie previously served as Head of Aviation and Sport for Red Bull.

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2021	2020	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$24	$100	$(76)	(76.0)

Cost of revenue	138	138	—	—

Gross deficit	(114)	(38)	(76)	(200.0)

Operating expenses:

General and administrative	490	444	46	(10.4)

Total operating expenses	490	444	46	(10.4)

Loss from operations	(604)	(482)	(122)	(25.3)

Other expense	(87)	(293)	206	70.3
	(691)	(775)	84	10.8
	—	—

Total net loss	$(691)	$(775)	$84	10.8

Revenue:  Our revenue for the three months ended September 30, 2021, decreased by approximately $76,000 over the same period in 2020. The decrease was a result of the reduction in sale of software licenses during the three months ended September 30, 2021.

Gross Profit (Deficit):  Gross deficit for the three months ended September 30, 2021, was approximately $(114,000) as compared to $(38,000) for the three months ended September 30, 2020, due primarily to the decrease in revenue.

Operating Expenses:  Operating expenses incurred during the three months ended September 30, 2021, were approximately $490,000, an increase of approximately $46,000 (10.4%) when compared to the approximate figure of $444,000 incurred in the three months ended September 30, 2020.

Net Loss:  Net loss for the three months ended September 30, 2021 was approximately $691,000 as compared to net loss of approximately $775,000 for the same period in 2020.

Comparison of nine months ended September 30, 2021, and 2020

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2021	2020	Increase/ (decrease)	Percentage Change

Revenue	$90	$290	$(200)	(69.0)

Cost of revenue	417	416	(1)	0.0

Gross deficit	(327)	(126)	(201)	(159.5)

Operating expenses:

General and administrative	2,222	1,685	537	(31.9)

Total operating expenses	2,222	1,685	577	(31.9)

Loss from operations	(2,549)	(1,811)	738	40.8

Other (expense)	(564)	190	(754)	(396.8)
Loss for before discontinued operations	(3,113)	(1,621)	(1,492)	(92.0)
Loss from discontinued operations	(50)	—	(50)	0.0

Net loss	$(3,163)	$(1,621)	$(1,542)	(95.1)

Revenue: Our revenue for the nine months ended September 30, 2021, was approximately $90,000 as compared to approximately $290,000 for the nine months ended September 30, 2020, a decrease of approximately $200,000. The decrease was due to the decrease in license sales.

Cost of Revenue: Cost of revenue was approximately $417,000 for the nine months ending September 30, 2021 as compared to approximately the same amount for the nine months ended September 30, 2020.

Gross Deficit: Gross deficit for the nine months ended September 30, 2021, was approximately $327,000 as compared to a gross deficit of $126,000 for the nine months ended September 30, 2020, an increase in the deficit of approximately $201,000. The increase was mainly due to the reduction in revenue as set forth above.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs for the nine months ended September 30, 2021, were approximately $2,262,000 representing an increase of 34.2% over the charge for the same period in 2020. The increase was due to the charge for the issue of warrants, calculated using Blacks Scholes and the settlement of legal claims.

Net Loss: Net loss for continuing operations for the nine months ended September 30, 2021 was approximately $2,549,000 as compared to loss of approximately $1,811,000 for the same period in 2020.

Liquidity and Capital Resources

Nine Months Ended September 30, 2021 and September 30, 2020

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2021	2020
Net cash flows from operations	(1,043)	(585)
Net cash flows from investing activities	(78)	(18)
Net cash flows from financing activities	1,029	476

Net cash used by operating activities increased to $1,043,000 for the nine months ended September 30, 2021 from $585,000 for the same period in 2020. The primary reason for the increase was due to settlement of legal claims totaling $340,000.

Net cash used in investing activities was approximately $78,000 in the nine months ended September 30, 2021, as compared to net cash used of $18,000 in the comparative period in 2020.

Net cash generated by financing activities was approximately $1,029,000 for the nine months ended September 30, 2021, as compared to $476,000 for the nine months ended September 30, 2020. The cash generated from financing activities in the nine months ended September 30, 2021, was primarily from the issuance of convertible loans, less repayment of a loan raised in 2020.

At September 30, 2021, the Company had cash of approximately $26,000.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

In July 2021, the company settled the claim for $290,000 payable over a 12-month period ending in July 2022. As of September 30, 2021 following payments agreed the balance outstanding was $145,000.

In 2020 the Company had been served a claim from the former management of Love Media regarding a claim for unpaid wages. While the Company disputes the validity of this claim in its entirety. It was agreed to settle the claim from employees in a full and final settlement of $50,000. The final settlement remained outstanding as of September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued shares of common stock as follows:

●	6,241,337 shares of common stock, to MacRab in respect of the Equity Line raising (net of charges) $11,201 on September 27, 2021 and $90,115 on October 8, 2021

●	7,157,735 shares of common stock, with aggregate value of $57,749, in settlement of principal and interest owing to Geneva Roth Remark Holdings, Inc. in July 2021.

●	3,643,674 shares of common stock , with an aggregate value of $18,218 in settlement of principal and interest owing,

●	12,345,678 shares of common stock, with an aggregate value of $65,000, in settlement of principal and interest owing to Jefferson Street Capital LLC..

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Asset Sale Agreement dated September 20, 2021 among World Championship Air Race Limited, Michael Paul Rome and Dean Anthony Nelson as Joint Administrators and Air Race Limited (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K dated September 20, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: November 18, 2021	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)