Form 10-K
period 2021-12-31
Touchpoint Group Holdings Inc.
filed 2022-04-15
CIK 225211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Common stock, par value $0.0001 per share

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

The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $0.84 million as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.05 per share, as reported on the OTCQB Market.

As of March 31, 2022, 346,118,883 shares of the registrant’s common stock, par value $0.0001, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS

In September 2021 we determined to revitalize the “World Championship Air Race Series” which had been developed by Red Bull GmbH, the worldwide energy drinks company, for marketing purposes and promoted as the “Red Bull Air Race.” Red Bull hosted 94 championship races around the globe until it elected to terminate the Series in 2019. Over the course of the Series, it attracted viewers in 187 countries and was broadcast to an audience of over 230 million viewers. It is estimated to have achieved 2.3 billion media impressions worldwide in its 2019 season and AC Nielsen forecast that each race in the 2022 season would attract a TV audience of 49.5 million. It is the largest live spectator sports event in the world attracting over 1 million spectators to a single air race on multiple occasions in cities such as Rio De Janeiro and Barcelona.

As part of our effort to restore the WCAR, we engaged key operational staff which planned and staged the races for Red Bull and acquired certain rights to the Series. We have contacted previous host cities and have entered into agreements to host Air Race World Championships for the 2022 race season in the United Kingdom, Australia, Malaysia and Jakarta and are currently in discussions with two additional cities. We have scheduled the season opener for Goodwood in the United Kingdom on July 9th and 10th. Twelve Elite Race Teams have already signed-up for the 2022, 2023 and 2024 race seasons and Red Bull has indicated it will maintain its interest in the Air Race with continued sponsorship of former World Champion Martin Sonka in the Elite series.

In addition to promoting the WCAR, we are a media and technology software development and holding company. We have developed and license a robust fan engagement platform designed to enhance fan experience and drive commercial aspects of the sports and entertainment business.

We bring users closer to the action by enabling them to engage with clubs, favorite players, peers and relevant brands through features available through the Touchpoint platform and related apps (the “TP Platform”), that include live streaming, access to limited edition merchandise, metaverse ready gamification, user rewards, third party branded offers, credit cards and associated benefits.

We will utilize our expertise in fan engagement to enhance the experience of fans of the WCAR. Through the use of leading-edge VR and AR technology will transform the experience for viewers on television and our streaming platform enabling us to generate additional revenues through ticketing, merchandising, gamification and payment Apps.

The Touchpoint Platform:

The TP Platform is designed to enhance the fan experience and drive commercial aspects of the sports and entertainment business. The features of the platform include live streaming, video content library, access to limited edition merchandise including collectables such as limited-edition videos and other digitized media files (non-fungible tokens (NFT)), full end to end shop module, metaverse ready gamification, user rewards, third party branded offers, credit cards and associated benefits. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time.

We continue to engage in software development, design, integration, support and maintenance services to the TP Platform to build new more engaging features and technology for our customers and their fans.

Clients such as sports personalities, teams and leagues, who employ the TP Platform have access to a myriad of features, including, but not limited to the following:

○	Live Streaming. Customers can go live to their users as long as they are subscribers of the customer through the TP Platform.

○	Video on Demand. Content library to allow subscribers to access paid pre-recorded content.

○	Commerce Store. A store where a customers’ users can purchase our customer’s products.

○	Content Portal Blog & Video. A portal where a customer’s users can view blogs and video.

○	Experience/ Giveaways. The ability to run a daily, weekly or monthly giveaway allowing subscribers to enter to win.

○	One Tap. Fast and easy for app subscription and payments.

○	Administration Panel. The Content Management System (CMS) administrator platform allows customers to upload, edit and run managed customer content on the platform.

○	Data Analytics. Access to our database allows our customers to obtain insight as to the number of views for any event or content by their subscribers via the Touchpoint Customer Resource Management (CRM) tool.

○	Links to Apps. A link to all Apps and future Apps affiliated with the customer such as Twitter, Instagram, TikTok, YouTube, and the like.

○	Non-Fungible Token. Customers can allow their users to purchase the customer’s digital assets in the form of media files through the NFT store module. The TP Platform will allow our customers to seamlessly offer collectables in the form of limited edition or one of a kind video and audio performances (media files) utilizing Ethereum or other third party blockchains to allow for easy identification and authentication.

○	Affiliate Program. Our affiliate Program enables tracking of user app traffic.

Our Strategy

We have already contacted a number of prospective host cities and experienced air race teams as part of the process of organizing the 2022 season. We have entered into agreements to host Air Race World Championships for the 2022 race season in the United Kingdom, Australia, Malaysia and Jakarta and are currently in discussions with two additional cities. To enhance the appeal of the Series, we intend to showcase the latest technological developments in the application of green power in the aerospace industry along with aircraft with the latest advanced forms of mobility. Races will focus on future technologies, innovation, clean energy and lightweight mass market vehicles. New race categories will feature electric powered vehicles, vertical take-off and landing (EVTOL) and jetpacks.

We will use our TP Platform to provide fans with access to the race teams and host cities, providing for merchandising events, broadcasting opportunities, gamification, ticketing, collectables, pay per view and ongoing subscriptions. Promotion of the WCAR will showcase the features of the TP Platform to other potential users and should accelerate discussions with athletes and celebrities interested in using the TP Platform to engage with their fan bases through content and other features.

In addition to promoting the WCAR and seeking to grow the customer base of Touchpoint, we will continue to look at opportunities for growth in the media market through acquisition and promotion of other content, including the rights to other events in the digital media, sports and entertainment sectors which can be marketed and livestreamed to a world-wide fan base; as well as the acquisition of growing media and software companies which offer the ability to expand the services we provide to our clients.

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

As of March 31, 2022, we had eight full-time employees.

ITEM 1A. RISK FACTORS

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended December 31, 2021 and 2020, we reported losses from operations of approximately $4.0 million and $3.2 million, respectively, and negative cash flow from operations of $2.1 million and $0.8 million, respectively. As of December 31, 2021, we had an aggregate accumulated deficit of approximately $70.1 million. Such losses have required us to seek additional funding through the issuance of debt or equity securities.

As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the two years ended December 31, 2021 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

We may require additional funding for our growth plans and such funding may result in a dilution of your investment.

We have estimated our funding requirements necessary to implement our growth plans, including the revitalization of the WCAR. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

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

No Assurance the WCAR can be successfully revitalized.

We only recently began to seek to revitalize the World Championship Air Race Series. There is no assurance we will be successful in our efforts to hold any races or generate positive cash flow from any races held. If we are unsuccessful in our efforts to promote the WCAR and cannot generate positive cash flow therefrom, it would have a material adverse effect on our business, results of operations and financial condition.

Not operated for profit.

We believe the WCAR was staged by Red Bull for promotional purposes and not with a view to generating a profit. We are not aware of any previous air race series that has successfully operated profitably for an extended period of time and there can be no assurance we will be able to do so. If we cannot operate the WCAR profitably, it would have a material adverse effect on our business, results of operations and financial condition

We need capital to organize and stage the WCAR

We currently lack the capital necessary to stage an air race. We are seeking to obtain commitments and advance payments from potential host cities and other sponsors. There is no assurance we will be successful in our efforts to raise the capital necessary to stage a series or even one air race or that host cities or sponsors will make sufficient payments for us to organize and stage an air race. If we are unsuccessful in our efforts to raise capital or obtain advance payments sufficient to fund an air race, it would have a material adverse effect on our business, results of operations and financial condition. Even f we succeed in obtaining sufficient funds to stage an air race, there is no assurance we will generate positive cash flow from the staging of an air race or series of air races and the failure to do so it would have a material adverse effect on our business, results of operations and financial condition.

Our current management has no experience in promoting an air race.

Our current management has no experience in the promotion of an event such as the WCAR. Consequently, we have recruited former members of the team which staged the WCAR for Red Bull to assist us. There is no assurance we will be able to retain the services of these individuals or that they will be able to hire any additional personnel necessary to successfully promote the WCAR. Any failure to attract new or retain these key individuals could have a material adverse effect on our business, financial condition and results of operations.

The WCAR has not been staged since the 2019 season.

Red Bull held its last air race in 2019. This gap in the presentation of air races may have caused fans to lose interest and switch to other forms of entertainment events and may have caused cities and sponsors to turn to other ways of promoting themselves. There can be no assurance that any race we may stage will be viewed by as many fans as watched the WCAR when it was promoted by Red Bull.

Air racing is a highly regulated activity.

In order to stage an air race we need to obtain the right for the planes and other vehicles to fly in designated air space. There is no assurance that we can obtain the rights to the air space necessary to hold air races. If we are not able to obtain the air rights in the location of a city which is willing to host an event, we will be unable to stage air races which would have a material adverse effect on our business, financial condition and results of operations.

Air racing is extremely dangerous.

By its nature, air racing is extremely dangerous. Although all pilots and race crews are highly trained, there can be no assurance an accident will not occur injuring participants and spectators. There is no assurance we can obtain insurance sufficient to pay any claims or awards that would result from an accident or, that if obtained, the terms of such insurance would be favorable to us.

An air race could be the object of a terrorist attack.

By its nature an air race is a highly visible public event intended to attract a large crowd of spectators. Some of the cities which we will approach to host an air race are located in the Middle East and other areas prone to terrorist attacks. If one of our events was to become the target of a terrorist attack or if host cities or the public were to believe that one of our events will be the subject of a terrorist attack, it could have an adverse impact on the willingness of a city to host an event or the public to attend any race we stage. This could have a material adverse effect on our business, financial condition and results of operations.

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

We have made a number of unsuccessful acquisitions. Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We have made a number of acquisitions of smaller companies we intended to grow and operate profitably. We were not successful in these efforts.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

Our business could be adversely affected by economic developments in the digital media, sports and entertainment industries and/or the economy in general.

The competition for viewers at sporting events such as our Air Race is extremely intense and our business of supplying a robust fan engagement platform designed to enhance the fan experience and drive commercial aspects of the sports and entertainment business, is highly competitive. We are therefore susceptible to not only the economics of the sports and entertainment business, but also the economy in general. Any significant downturn in the market or in general economic conditions would likely negatively affect our business and your investment in our common stock.

Future growth and development of operations will depend on acceptance of our Touchpoint platform and apps. If our fan engagement platform is not deemed desirable, and we cannot establish a viable customer base, we may not be able to generate future revenues. This would result in a failure of our business and a loss of any investment one makes in our shares.

The acceptance of our fan engagement platform is critically important to our success. We cannot be certain that it will be appealing to prospective customers and their fans, and, as a result, there may not be a demand for our platform.

Demand for our fan engagement platform depends on many factors, including:

●	the number of customers we can attract and retain over time;

●	the economy in general and, in periods of rapidly declining economic conditions, customers may defer services, such as ours, to pay their own debts to remain solvent;

●	the competitive environment in the digital media, sports and entertainment markets may force us to reduce prices below desired pricing level or increase promotional spending;

●	the ability to anticipate changes in user preferences and to meet customers’ needs in a timely, cost-effective manner.

All these factors could result in immediate and longer-term declines in demand for our offered services through our fan engagement platform, which could adversely affect our sales, cash flows and overall financial condition. As a result, an investor could lose his or her entire investment.

Competition in markets in which we operate is extensive and varied and our competitors are mostly larger and more established than we are.

Our business and the industry in which we operate are subject to extreme competition. There can be no guarantee that we can develop or sustain a market position or expand our business to successfully compete with other larger and more established companies. We anticipate the intensity of competition will increase.

We compete with many entities providing similar services to prospective customers. Such competitors include large nationwide businesses engaged in providing fan platforms, including but not limited to companies that have established loyal customer bases over several decades and have the same or a similar business plan as we do, and may be looking to expand nationwide; and a variety of other local and national software development companies with which we either currently or may, in the future, compete.

Many current and potential competitors are well established, have longer operating histories, significantly greater financial, operational resources and name recognition than we have. As a result, these competitors may have more credibility with both existing and potential customers, be able to offer more services, and more aggressively promote and sell their services. Our competitors may be able to support more aggressive pricing than us, which could adversely affect sales, cause us to decrease prices to remain competitive, or otherwise reduce the overall gross profit earned on our services.

Competition among sporting events for viewers and sponsors is extremely intense. There are numerous events with worldwide appeal that are more established and financially stable than the WCAR.

There are numerous sporting events held regularly throughout the world in various disciplines with established sponsor relationships and fan bases. Competition for sponsors for the WCAR and viewership is fierce. There can be no guarantee that we can develop or sustain relationships with sponsors or a significant fan base or expand our business to successfully compete with other larger and more established events. We anticipate the intensity of competition will increase.

Changes in user preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our future success depends, in part, upon the popularity of our services and our ability to develop our services and products in a way that appeals to users. Our future success depends, to a significant extent, on discretionary user spending, which is influenced by general economic conditions and availability of discretionary income. Accordingly, we may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users decide to acquire less expensive services or products, or to forego expenditures due to a lack of available capital. Any material decline in discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

The sports and entertainment business is extremely competitive and commercial success of any service is often dependent on factors beyond our control, including to market acceptance and quality of our services. Our quarterly results of operations have in the past, and may in the future, fluctuate as a result of a variety of factors, many of which are outside of our control, including limited visibility of the timing and certainty of future services and projects. In future periods, our revenue or profitability could decline or grow more slowly than we expect. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

●	our ability to increase keep existing clients and attract new clients;

●	our failure to accurately estimate or control costs;

●	the loss of significant clients;

●	maintaining appropriate staffing levels and capabilities relative to projected growth;

●	adverse judgments or settlements in legal disputes; and

●	general economic, industry and market conditions and those conditions specific to companies such as us.

We believe that our quarterly revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of prior quarters as an indication of future performance.

If our clients experience financial distress, or seek to change or delay payment terms, this could negatively affect our business, results of operations or financial condition.

At any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions could result in an increase in client financial difficulties that affect us. If our clients experience financial difficulties, they may be unable to pay us in accordance with our agreements, or may seek to significantly delay or otherwise alter payment terms. This could result in reduced revenues as well as write-offs of accounts receivable and expenditures billable to clients, and if such difficulties were severe, reduced liquidity. Accordingly, if our clients experience financial distress, this could have a material adverse effect on our business, results of operations or financial condition.

Our executive officers do not reside in the United States.

Our U.S. stockholders would face difficulty in:

●	Effecting service of process within the United States on our executive officers, if considered necessary.

●	Enforcing judgments against the executive officers obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws.

●	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the executive officers.

Accordingly, persons contemplating an investment in our common stock should seriously consider these factors before making an investment decision.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers and other key employees, and in particular Mark White, our Chief Executive Officer, and Martin Ward, our Chief Financial Officer. We rely on the leadership, knowledge and experience that our executive officers and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers have no experience in staging and promoting an air race. Our ability to present an air race depends on the efforts of personnel we only recently engaged. The market for talent in air racing and media is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Employee turnover, including changes in our management team and the individuals engaged to present the WCAR, could disrupt our business. The loss of one or more of our executive officers or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

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

From time-to-time we may be involved in a variety of claims or litigations. Such proceedings may initially be viewed as immaterial but, could prove to be material. Litigations are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigations could involve significant expense and diversion of management’s attention and resources from other matters.

Our business could be adversely affected if we fail to protect our intellectual property.

We generally enter into confidentiality agreements with our employees, freelancers and vendors to control access to and distribution of our intellectual property or that of our clients. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our or our clients’ intellectual property without authorization. Policing unauthorized use is difficult. The steps we take may not prevent misappropriation of intellectual property and our confidentiality agreements may not be enforceable. In addition, we may be required to litigate in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. In the event we are unable to prevent or are required to defend misappropriations of intellectual property, this could have a material adverse effect on our business, results of operations or financial condition.

There is no intellectual property which acts as a barrier to entry to holding an air race.

We do not hold any intellectual property rights or established relationships which could be used to prevent or hinder another party from staging an air race or a series of air races. If another party were to seek to stage a competitive race series, even if failed in such effort, it could have a disruptive impact on our attempt to conduct the WCAR and have a material adverse effect on our business, results of operations or financial condition.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Our business is reliant on our intellectual property. Our software, which we believe to be proprietary and unique, is the result of our research and development efforts. However, we are unable to assure you that third parties will not assert infringement claims against us in respect of our intellectual property or that such claims will not be successful. It may be difficult for us to establish or protect our intellectual property against such third parties and we could incur substantial costs and diversion of management resources in defending any claims relating to proprietary rights. If any party succeeds in asserting a claim against us relating to the disputed intellectual property, we may need to obtain licenses to continue to use the same. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could cause our business results to suffer.

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

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point of sale system), software development and support, select marketing services, employee benefits servicing and video production and distribution. Services provided by third-party suppliers could be interrupted as a result of many factors. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition and results of operations.

It is possible that our TP platform may infringe on other patented, trademarked or copyrighted concepts. Litigation arising out of infringement or other commercial disputes could cause us to incur expenses and impair our competitive advantage.

We cannot be certain that our products or services will not infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. Because we may rely on third parties to help develop some of our products and services, we cannot ensure that litigation will not arise from disputes involving these third parties. We may incur substantial expenses in defending against prospective claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters, or materially disrupt the conduct of our business. Our success depends in part on our ability to obtain and enforce intellectual property protection for our products and services, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties, as previously stated.

The validity and breadth of claims covered in our copyrights and trademarks that we intend to file involve complex legal and factual questions and, therefore, may be highly uncertain. No assurances can be given that any future copyright, trademark or other applications:

(i)	will be issued;

(ii)	that the scope of any future intellectual property protection will exclude competitors or provide competitive advantages to the company;

(iii)	that any copyrights or trademarks will be held valid if subsequently challenged;

(iv)	that others will not claim rights in, or ownership of, the potential copyrights or trademarks or other proprietary rights held by us; or

(v)	that our intellectual property will not infringe, or be alleged to infringe, the proprietary rights of others.

Furthermore, there can be no assurance that others have not developed or will not develop similar products and services. Also, whether or not additional intellectual property protection is issued to the company, others may hold or receive intellectual protection covering projects that were subsequently developed by the company. No assurance can be given that others will not or have not independently developed or otherwise acquired substantially equivalent intellectual property.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

We employ individuals who were previously employed at other media companies with which we compete. Although no claims against us are currently pending, we may be subject to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We depend on advanced technologies and computer systems and we cannot predict the effect that rapid technological change or alternative forms of entertainment may have on us or our industry.

Our industry continues to undergo significant changes as a result of technological developments. The rapid growth of technology and shifting consumer tastes prevent us from being able to accurately predict the overall effect that technological growth or the availability of alternative forms of advertising and fan engagement may have on the potential revenues from, and profitability of, our products and services. To enhance our technologies, we are required to purchase third-party licenses, which can result in significant expenditures. In some cases, the licenses are not available on commercially reasonable terms, or at all. At the time we purchase licenses, we do not know if the related technology will enhance our revenues. Furthermore, the licensed software could have errors or defects which could result in significantly increased costs. Such delays could have an adverse effect on our brand name and our relationship with our clients, which, given our reliance on our core strategic client relationships, could result in a decrease in our revenues. As a result, in the event that we do not keep pace with technological advancements, or our technologies do not meet our expectations, this could have a material adverse effect on our business, results of operations or financial condition.

We rely heavily on information technology systems and could face cybersecurity risks.

We rely heavily on information technologies and infrastructure to manage and conduct our business. This includes the production and digital storage of content and client information and the development of new business opportunities. The incidence of malicious technology-related events, such as cyberattacks, ransomware, computer hacking, computer viruses, worms or other destructive or disruptive software and other malicious activities could have a negative impact on our business and productivity. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We have taken preventative steps and seek to follow industry best practices, including the use of firewalls, deployment of antivirus software and regular patch maintenance updates; however no system is completely immune from these types of attacks. If we become subject to cyber breach, this could have a material adverse effect on our business, results of operations or financial condition.

Power outages, equipment failure, natural disasters (including extreme weather) or terrorist activities can impact an entire system. We have designed our systems to provide replication across our United Kingdom, United States and Hong Kong locations, including data and toolsets designed to allow most or all work-related activities to continue if there is a disruption at one location. However, in the event of such a disruption, our ability to operate nonetheless may be adversely affected. Human error may also affect our systems and result in disruption of our services or loss or improper disclosure of client and personal data, business information, including intellectual property, or other confidential information. We also utilize third parties to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. In addition, such a breach may require notification to governmental agencies, the media or other individuals pursuant to various federal and state privacy and security laws, if applicable. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We take precautions to limit access to sensitive information to only those individuals requiring it. Any significant distribution in our equipment or loss or improper disclosure of data could have a material adverse effect on our business, results of operations or financial condition.

Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our business involves the collection, storage, processing, and transmission of confidential information, customer and other personal data. We have built our reputation on the premise that our platform offers our customers a secure way to interact with their fan base. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand;

●	result in our systems or services being unavailable and interrupt the operations of our customers;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	cause us to incur significant remediation costs;

●	lead to theft or irretrievable loss of monies being transmitted to our customers;

●	reduce customer confidence in, or decreased use of, our products and services;

●	divert the attention of management from the operation of our business;

●	result in significant compensation or contractual penalties from us to our customers or third parties as a result of losses to them or claims by them; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack directed at others, whether or not we are directly impacted, could lead to a general loss of customer confidence in doing business online or in the use of technology to conduct transactions, which could negatively impact us.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Attacks upon systems across a variety of industries are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or customers. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage for our customers, prevent data loss and other security breaches, effectively respond to known and potential risks, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, there has been an increase in such activities as a result of the novel coronavirus, or COVID-19, pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Our networks and systems may require significant expansion to accommodate new processing and storage requirements.

We may experience limitations relating to the capacity of our networks, systems and processes. In the future, we may need to expand our network and systems if our networks and systems cannot accommodate new processing and storage requirements due to growth in our business. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to store or transmit data or any disruption in our network processing may damage our reputation and result in the loss of clients and could have a material adverse effect on our business, results of operations or financial condition.

Failure to attract or retain qualified information technology staff may impair our ability to effectively compete.

Due to the nature of our business, we have significantly more complex technology requirements than most typical enterprises of a comparable size. We find ourselves competing for top information technology and software development talent against much larger technology companies that can offer significant career advantages, or technology startups that can offer significant compensation incentives. If we become unable to acquire or retain qualified information technology staff, this could have a material adverse effect on our business, results of operations or financial condition.

We are subject to an extensive and highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business and the businesses of our customers conducted using our platform and technology, are subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing privacy, data governance, data protection, cybersecurity, fraud detection, payment services, consumer protection and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, and related technologies. As a result, they are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may change how we operate our business, how our products and services and those of our customers are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures

As we expand our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase.

As we expand internationally, we will become obligated to comply with the laws, rules, regulations, policies, and legal interpretations of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating the internet, mobile technologies, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability.

Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to licensing, or authorization obligations that we have not obtained or with which we have not complied. The failure to comply with applicable regulations could lead to penalties which could significantly and adversely affect our continued operations and financial condition.

Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks of third parties relied upon by our customers to authenticate and identify collectables, could result in a loss of customers and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance. The use of certain features of our TP platform requires access to the blockchain networks maintained by third parties to identify and authenticate digital assets such as the collectables to be sold by our customers, which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and blockchain networks have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems and the systems of our third-party service providers are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, incomplete or inaccurate recording or processing of sales, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations or lawsuits. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers, these customers could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread throughout the world.

Many countries, provincial, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19 and many individuals and businesses have voluntarily limited their activities. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, we have seen delays in commencement of operations by licensees of the Touchpoint App and platform which leads to subsequent delays in subscriptions being processed. All of our employees and management can operate from home whilst the stay-at-home orders remain in place.

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

The measures taken to date will impact the Company’s business for the fiscal first, second and third quarters of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

RISKS RELATED TO OUR COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY.

As a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

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

On March 16, 2021, we entered into a Standby Equity Commitment Agreement (“SECA”), with MacRab, LLC (“MacRab”) providing that, upon the terms and subject to the conditions thereof, MacRab is committed to purchase, on an unconditional basis, shares of our common stock (“Put Shares”) at an aggregate price of up to $5,000,000 over the course of its term. Pursuant to the SECA, the purchase price for each of the Put Shares equals 90% of the lesser of the (i) “Market Price,” which is defined as the average of the two lowest volume weighted average the Valuation Period. The Valuation Period is the 8 trading days immediately following the date MacRab receives the Put Shares in its brokerage account,. As a result, if we sell shares of common stock under the Equity Purchase Agreement, we will be issuing common stock at below market prices, which could cause the market price of our common stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of common stock under the Equity Purchase Agreement at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution. Under the SECA MacRab received 2,272,727 stock purchase warrants with an exercise price of $0.044 upon the signing of the agreement. MacRab retains the rights to the warrants if the agreement is ever terminated.

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

From time to time, certain of our stockholders and the holders of outstanding convertible notes and warrants, may be eligible to sell all or some of their shares of common stock and shares which may be obtained upon the exercise or conversion of such warrants or notes, by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We do not currently own any real property. As of December 31, 2021 we leased the following offices:

Location	Approximate size	Approximate monthly rent

USA	1,000 sq.ft.	$5,000
UK	1,150 sq.ft.	$1,250

ITEM 3. LEGAL PROCEEDINGS

In 2021 we settled a claim from the landlord of a property leased by Maham LLC, then a possible acquisition target, under which we were a guarantor, for $290,000 payable over a 12-month period ending in July 2022. As of December 31, 2021, the balance outstanding was $105,000.

In 2020 the Company had been served a claim from the former management of Love Media regarding for unpaid wages which was settled by the payment of $50,000.

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

Quarter Ended	High	Low

March 31, 2022	$0.02	$0.01

December 31, 2021	$0.04	$0.01
September 30, 2021	$0.04	$0.01
June 30, 2021	$0.04	$0.01
March 31, 2021	$0.09	$0.01

December 31, 2020	$0.03	$0.01
September 30, 2020	$0.05	$0.03
June 30, 2020	$0.11	$0.01
March 31, 2020	$0.15	$0.01

On March 31, 2022, the closing price of our common stock on the OTCQB was $0.005.

Record Holders

As of March 31, 2022, we had approximately 270 record holders of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 27, 2018, our stockholders approved the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company. No options were issued during the years ended December 31, 2021 or 2020, and there were no options outstanding as of December 31, 2021 or 2020.

Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2021.

Repurchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter of 2021.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our audited consolidated financial statements and notes for the fiscal years ended December 31, 2021 and 2020. The following discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.” You also should specifically consider the various risk factors identified in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

In September 2021 we determined to revitalize the “World Championship Air Race Series.” As part of our effort to restore the WCAR, we engaged key operational staff which planned and staged the races for Red Bull and acquired certain rights to continue the Series. We have entered into agreements to host Air Race World Championships for the 2022 race season in the United Kingdom, Australia, Malaysia and Jakarta and are currently in discussions with two additional cities. To enhance the appeal of the Series, we intend to showcase the latest technological developments in the application of green power in the aerospace industry along with aircraft with the latest advanced forms of mobility. Races will focus on future technologies, innovation, clean energy and lightweight mass market vehicles. New race categories will feature electric powered vehicles, vertical take-off and landing (EVTOL) and jetpacks.

Prior to undertaking to promote the WCAR, we were a media and technology software development company engaged in distribution of a robust fan engagement platform, the TP Platform, designed to enhance the fan experience and drive commercial aspects of the sports and entertainment business.  Our TP Platform is available as a white label product. The platform provides in-depth analytics that enable marketing teams to ensure that they deliver aligned, strategic messages and campaigns to the right audience at the right time. We will use our TP Platform to provide fans with access to the race teams and host cities, providing for merchandising events, broadcasting opportunities, gamification, ticketing, collectables, pay per view and ongoing subscriptions. Promotion of the WCAR will showcase the features of the TP Platform to other potential users and should accelerate discussions with athletes and celebrities interested in using the TP Platform to engage with their fan bases through content and other features.

For the fiscal years ended December 31, 2021 and 2020, our continuing operations generated revenues of $91,000 and $174,000, respectively; and recorded net losses from continuing operations of $5,195,000 and $3,545,000, respectively, and negative cash flow from continuing operating activities of $2,062,000 and $767,000, respectively. To date, activities related to the WCAR have required us to spend significant amounts which will be recouped, if at all, once we stage our first race or, possibly, upon the receipt of significant advances from cities interested in hosting a race and sponsors and advertisers. Consequently, we continue to incur substantial losses and have not generated cash flows from operations.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2021 and 2020.

Comparison of years ended December 31, 2021 and 2020 (in thousands) excluding discontinued items.

	For the Years Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2021	2020	(decrease)	Change
Revenue	$91	$174	$(83)	(47.7)%

Cost of revenue
Software and production costs	1	-	1	100.0%
Amortization of intangible assets	558	555	3	0.5%
	559	555	4	0.7%

Gross deficit	(468)	(381)	(87)	(22.8)%

Operating Expenses
General and administrative	3,121	2,319	802	34.6%
Impairment charge	379	500	(121)	(24.2)%

Total Operating Expenses	3,500	2,819	681	24.2%

Loss from Operations	(3,968)	(3,200)	(768)	(24.0)%

Other Income(expense)
Interest expense	(940)	(232)	(708)	(305.2)%
Other Income/(expense)	(285)	179	(464)	(259.2)%
Provision for other receivables	-	(287)	287	100%
Foreign currency exchange (losses) gains	(2)	(5)	3	60%
	(1,227)	(345)	(882)	(255.7)%

Loss from continuing operations	(5,195)	(3,545)	(1,650)	(46.5)%

Loss from discontinued operations	-	-		N/A

Loss from continuing operations	$(5,195)	$(3,545)	(1,650)	(46.5)%

Revenue: Our revenue for continuing operations for the year ended December 31, 2021 was approximately $91,000 as compared to approximately $174,000 for the year ended December 31, 2020, a decrease of approximately $83,000 or 47.7%.

Cost of Revenue: Cost of revenue is primarily the amortization of intangible assets relating to subsidiaries acquired together with our intellectual property.

Gross Deficit:  Gross deficit for the year ended December 31, 2021 was approximately $468,000 as compared to $381,000 for the year ended December 31, 2020.

Operating Expenses:

Operating expenses including general and administrative expenses, consultancy expenses, depreciation and impairment charges were approximately $3.5 million for the year ended December 31, 2021, as compared to approximately $2.8 million, for 2020, an increase of approximately $0.7 million or 24.2%.

Impairment charge: As a result of the current pandemic and its impact on our ability to conduct customer marketing efforts and the inherent uncertainties in the entertainment and software industries within the United Kingdom and the United States, the Company has updated its short-term projections. As a result of these re-evaluations, during the years ended December 31, 2021 and 2020, the Company recorded an impairment loss of approximately $0.4 million and $0.5 million, respectively. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

Other Expense: Net other expense totaled approximately $1.2 million for the year ended December 31, 2021 as compared to approximately $0.3 million in the year ended December 31, 2020, an increase of approximately $0.9 million. The increase in net other expense is due primarily to an increase in interest expense charges and other income recognized from increased financing and the disposition of Browning during 2020.

Net Loss: Net loss from continuing operations for the year ended December 31, 2021 was approximately $5.2 million as compared to a net loss from continuing operations of $3.5 million for the same period in 2020.  Going forward, management believes the Company will continue to grow the business and increase profitability through organic growth and acquisitions.

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

Years Ended December 31, 2021 and December 31, 2020

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Years Ended December 31 (in thousands)
	2021	2020
Net cash used in operating activities from continuing operations	(2,062)	(767)

Net cash used in investing activities from continuing operations	(449)	(18)

Net cash provided by financing activities from continuing operations	2,540	645

Net cash used in operating activities from continuing operations was approximately $2.1 million for the year ended December 31, 2021 as compared to approximately $0.8 million for the same period in 2020. The increase in cash used in operating activities from continuing operations is largely due to the increase in cash expenditures in 2021 as compared to 2020 related to activities, including amounts expended to organize the WCAR.

Net cash used in investing activities from continuing operations was approximately $0.4 million for the year ended December 31, 2021 as compared to net cash used of approximately $0.02 million for the previous year.

Net cash provided by financing activities from continuing operations amounted to approximately $2.5 million for 2021 and $0.6 million for 2020. Cash provided by financing activities in 2021 and 2020 was primarily from funds received for convertible loans and shares sold pursuant to the SECA with MacRab, LLC.

Going Concern

For the fiscal years ended December 31, 2021 and 2020, we reported losses from operations of $4.0 million and $3.2 million, respectively, and negative cash flow from operations of $2.1 million and $0.8 million. As of December 31, 2021, we had an aggregate accumulated deficit of approximately $70.1 million. We have historically funded our losses from operations through the issuance of debt or equity securities and the disposal of businesses we previously acquired.

Our long-term success is dependent upon among other things, achieving positive cash flows from operations. Prior to achieving positive cash flow, we will have to continue to fund our operations through the issuances of additional debt or equity. Based upon our current operational plan and budget, subject to the launching of additional clients using our TP Platform and our ability to fund the launch of the WCAR through sponsorships and advances from host cities, we believe that we will not begin to generate positive cash flows from operations prior to the second half of 2022. Pending the achievement of positive cash flows from operations, we are likely to seek to raise additional capital through the issuance of our debt and equity securities, and to issue additional shares of our common stock, or instruments exercisable for or convertible into our common stock, by exercising our right to put shares under the MacRab Equity Line entered into in March 2021, if more advantageous sources of financing are not available. However, we may be unable to raise the capital necessary to successfully launch the WCAR and achieve our goals. Actual results could differ from our estimates and assumptions; accordingly, we may have to continue to fund our operations through debt financing or sales of equity securities beyond 2022 in order to sustain operations until we achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate our operations, all of which could have a material adverse effect on us.

As a result of the foregoing factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the two years ended December 31, 2021 that indicated that there is significant doubt about our ability to continue as a going concern.

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

Availability of Additional Funds; Recent Transactions

 At December 31, 2021, we had approximately $147,000 of cash. Apart from the MacRab Equity Credit Line, we do not have any credit agreement or source of liquidity immediately available to us. To fund expenses being incurred in connection with our efforts to launch the WCAR, since the beginning of 2022 we have entered into a number of agreements to raise capital. These have included our sale of an aggregate of 328,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“GR”) pursuant to four individual Series B Preferred Stock Purchase Agreements dated January 5, 2022, February 3, 2022, February 7, 2022 and March 14, 2022. Each share of Series B Preferred Stock has a stated value of $1.00 per share. Pursuant to the four Purchase Agreements we received gross proceeds in the aggregate amount of $328,000, from which we paid the legal fees incurred by GR which amounted to less than $20,000 in total. For a description of the rights and preferences of the Series B Preferred Stock, please see our Report on Form 8-K dated January 7, 2022, and the Certificate of Designation annexed thereto.

In addition, on March 29, 2022, we consummated a Securities Purchase Agreement with Mast Hill Fund, L. P. (“Mast Hill”), whereby in consideration of $562,500, we issued to Mast Hill a senior secured convertible promissory note (“Note”) in the principal amount of $625,000 and common stock purchase warrants to purchase 175,000,000 shares of our common stock (the “First Warrant”) and 245,000,000 shares of our common stock (the “Second Warrant”), respectively. The principal amount of the Note and all interest accrued thereon is payable on March 28, 2023. The Note provides for interest at the rate of 12% per annum, payable at maturity, and is convertible into shares of our common stock at a price of $0.002 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note. In addition, subject to certain limited exceptions, if at any time while the Note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our common stock or securities or rights convertible into or exercisable for shares of our common stock, at a price below the then conversion price of the Note, the holder of the Note shall have the right to reduce the conversion price to such lower price. Further, if we or one of our subsidiaries issues any security or amends any security outstanding upon issuance of the Note and Mast Hill reasonably believes that such security contains a term in favor of the holder thereof which is more favorable than the terms contained in the Note, such as provisions relating to prepayment, original issue discounts and interest rates, then upon request of Mast Hill, such term shall become part of the transaction documents exchanged with Mast Hill in connection with the sale of the Note.

In addition to the obligation to repay the Note at maturity, the Note provides that if at any time prior to repayment or full conversion of the Note we receive cash proceeds from various sources, including payments from customers, Mast Hill has the right to demand that up to 50% of the amount received be applied to the payment of amounts due under the Note. The Note also grants to Mast Hill a right of first refusal to provide financing to us on such terms as might be offered by a third party. Payment of all amounts due under the Note is secured by a lien on substantially all of our assets and those of our subsidiaries in accordance with the terms of the Security Agreement entered into concurrently with the Note.

The First Warrant is exercisable until March 28, 2027, at a price of $0.004 per share, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the First Warrant remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our common stock or securities or rights convertible into or exercisable for shares of our common stock, at a price below the then exercise price of the First Warrant, the holder of the First Warrant shall have the right to reduce the exercise price to such lower price. The First Warrant may also be exercised by means of a “cashless exercise” in accordance with the formula provided in the Warrant.

The Second Warrant only becomes exercisable upon the occurrence of an Event of Default (as defined in the Note) and, upon such occurrence, remains exercisable for a period of five years. The price payable upon exercise of the Second Warrant is $0.002 per share, subject to customary anti-dilution adjustments. The Second Warrant may also be exercised by means of a “cashless exercise” in accordance with the formula provided in the Warrant.

Concurrently with the issuance of the Note, Mast Hill agreed to amend certain provisions of the transaction documents dated October 29, 2021, entered into in connection with its acquisition of our convertible promissory note in the amount of $810,000 (the “Convertible Note.”) Specifically, Mast Hill agreed that in lieu of the leak-out provisions contain in Section 4.17 of the Convertible Note, which provisions were deleted in their entirety, during the period commencing as of the date of such amendment and ending as of the earlier of (i) the maturity date of the Note or (ii) the date that we consummate an offering of our common stock that results in the immediate listing of our common stock on one of a group of designated stock exchanges (“an “Uplist Offering”), the gross dollar amount of the number of shares of our common stock sold by Mast Hill on any trading day shall be limited to the greater of (i) a gross dollar amount of $5,000.00 or (ii) 15% of the daily dollar volume (as defined in this Amendment) on the respective Trading Day. In addition, Mast Hill waived its right under Section 1.10 of the Convertible Note to require that we to it up to 21% of up to $851,000 of cash proceeds received by us after the date of the Amendment, other than amounts received from Mast Hill,

Concurrently with the sale of the Note to Mast Hill, Talos Victory Fund, LLC and Quick Capital, LLC agreed to amend certain provisions of the transaction documents dated November 3, 2021 and December 10, 2021, whereby Talos acquired a $540,000 convertible note (the “Talos Note”) and a warrant to purchase 15,810,000 shares of our common stock (the “Talos Warrant”) and Quick acquired a $200,000 convertible note (the “Quick Note”) and a warrant to purchase 6,500,000 shares of our common stock (the “Quick Warrant”).

The Amendments with Talos and Quick provide that their Notes shall only be convertible into our common stock after the earlier of (i) the respective maturity dates of their Notes (November 3, 2022, in the case of Talos, and December 10, 2022, in the case of Quick) and (ii) the day we complete an Uplist Offering. The Amendments further provide that Section 4.17, the leak out provisions of each Note, are deleted from the Notes. The Amendments provide for a new leak out period which began March 28, 2022, and expires on the earlier of the maturity date of the holder’s Note and the date of completion of an Uplist Offering. The Talos Amendment calls for payments of $15,000 and $54,000 towards amounts due on the Talos Note on or before April 6 and July 29, 2022, respectively. The Quick Amendment provides for a payment of $20,000 towards amounts due on the Quick Note on or before July 29, 2022. The Amendments provide for a prepayment penalty of 15% of the Notes and increases from 21% to 36%, in the case of Talos, and from 5% to 11% in the case of Quick, the amount that Talos or Quick, respectively, has the right to demand be paid to it if prior to repayment or full conversion of its Note we receive cash proceeds from various sources, including payments from customers.

In consideration of their agreement to enter into the amendments, we issued to Talos a warrant to purchase 10,000,000 shares of our common stock (the “New Talos Warrant”) and to Quick a warrant to purchase 4,000,000 shares of our common stock (the “New Quick Warrant”). The new Warrants are exercisable for a period of five years. The exercise price of the new warrants is initially $0.002, provided that if we complete an Uplist Offering, the exercise price increases to the price per shares at which the Uplist Offering is concluded. In either event, the exercise price is subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Warrant. In addition, subject to certain limited exceptions, if at any time while the Warrant remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our common stock or securities or rights convertible into or exercisable for shares of our common stock, at a price below the then exercise price of the Warrant, the holder shall have the right to reduce the exercise price to such lower price.

For a more complete statement of the terms and conditions of the agreements with Mast Hill, Talos and Quick, please see our see our Report on Form 8-K dated March 29, 2022, and the exhibits annexed to the report.

We will continue to seek to raise the cash necessary to launch the WCAR series and conduct the initial events through the sale of debt or equity instruments, including instruments exercisable for or convertible into our common stock. We do not know what the terms on which such capital would be made available. In addition, any future sale of our equity securities would dilute the ownership of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. Moreover, if we were to default on any debt obligation, the lender could seek to foreclose on any lien we may grant, in which event our equity securities could become worthless.

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

We consider recognition of revenues, accounting for the consolidation of operations, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, and determination of going concern considerations, to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Together with our critical accounting policies set forth below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this ASU as of January 1, 2021 and because the beneficial conversion feature is eliminated by this guidance, there were no beneficial conversion features recorded for current year financings.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the year ended December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that due to the deficiency in the internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Due to a lack of accounting personnel, the Company’s inability to segregate various accounting functions, lack of a control function over original documentation of agreements, and a lack of a documented control environment with respect to our operating entities, management has concluded that there was a material weakness in our internal control environment based on these matters and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position

Mark White	61	President, Chief Executive Officer and Director

Martin Ward	64	Chief Financial Officer, Secretary and Director

Nicholas Carpinello	72	Director

Nalin Jay	45	Director

Robert Law	71	Director

Mark White. Mr. White was appointed as President, Chief Executive Officer and a director of the Company on September 8, 2017. Mr. White founded a predecessor of the Company, One Horizon Group PLC, in 2004, and served as Chief Executive Officer and a Director of One Horizon Group, Inc. from 2012 to 2014. His entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 25 years.

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

Martin Ward. Mr. Ward has served as Chief Financial Officer, Secretary and a director of the Company since 2012, and as Chief Financial Officer and Company Secretary of the Company’s its predecessor since 2004. During that time, he has overseen the Company’s United Kingdom arm float on the London AIM market and in 2012 merge with an OTC market company that was uplisted the NASDAQ Capital Market in 2014. Mr. Ward is a Fellow of the Institute of Chartered Accountants in England and Wales (“ICAEW”) and qualified as a Chartered Accountant in 1983.

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

Compensation of Directors

Non-employee directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Employee directors do not receive any compensation for their services as directors. All of our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid or where unpaid, accrued by us in 2021 to each of our non-employee directors.

Name	Fees Earned, Accrued or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Carpinello	18,000	0	0	0	0	0	18,000
Robert Law	16,000	0	0	0	0	0	16,000

Nalin Jay	16,000	0	0	0	0	0	16,000

For the two years ended December 31, 2021 and 2020, the Independent Directors salaries were either paid or accrued in U.S. Dollars or GB Pounds.

Independent Directors

Our Board of Directors has determined that Nicholas Carpinello, Robert Law and Nalin Jay are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

The Board of Directors held (3) meetings during the fiscal year ended December 31, 2021. During 2020, more than 75% of the directors named above attended more than 90% of the aggregate of (i) the meetings of the Board of Directors and (ii) the meetings of all committees of the Board on which such director served.

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

Audit Committee

Our Audit Committee consists of Messrs. Carpinello, Law and Jay, each of whom is independent. The Audit Committee held 2 meetings during 2021 and acted by written consent twice. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Carpinello is the Chairman of our audit committee.

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

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Carpinello, Law and Jay are members of the Nominating and Corporate Governance Committee. Mr. Jay serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held 2 meetings during 2021 and acted by written consent twice. The Nominating and Corporate Governance Committee operates under a written charter.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Carpinello, Law and Jay are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Law is the Chairman of Compensation Committee. The Compensation Committee held 2 meetings during 2021 and acted by written consent 2 times.

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

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2021 all of our officers, directors, and beneficial owners of more than 10% of our outstanding shares of common stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for the periods indicated, the total compensation awarded to, earned by or paid to each person who served as the principal executive officer during the fiscal year ended December 31, 2021 and each other executive officer whose total compensation awarded to, earned by or paid to such other executive officer for 2021 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (together, the “Named Executive Officers”).

2021 Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark White CEO (1)	2021	480,000	0	0	0	0	0	0	480,000
	2020	480,000	0	0	0	0	0	0	480,000
Martin Ward, CFO (2)	2021	240,000	0	0	0	0	0	0	240,000
	2020	240,000	0	0	0	0	0	0	240,000

For the two years ended December 31, 2021 and 2020, Mr. White’s and Mr. Ward’s salaries were either paid or accrued in U.S. Dollars.

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

Elements of Compensation

Mark White and Martin Ward were provided with the following primary elements of compensation in 2021 and 2020:

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

Mark White’s and Martin Ward’s base salary for 2021 and 2020 is listed in “—2021 Summary Compensation Table.”

Equity Awards – Years Ended 2021 and 2020

During 2021 we granted equity awards to Mark White and Martin Ward of 5 million shares of common stock. In addition, during 2021, we issued 10,000 shares of our Series A Convertible Preferred Stock, convertible into 10,000,000 shares of Common Stock, to Nalin Jay.

Outstanding Equity Awards at 2021 Year-End

As of December 31, 2021, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Other Benefits

We did not pay any other benefits or perquisites to Mark White and Martin Ward during years ended 2021 and 2020.

Equity Incentive Plan

In 2018 we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2018 Plan, as amended, authorizes the issuance of up to 15,000,000 shares; provided that as of February 1 of each fiscal year commencing February 1, 2020 and ending on February 1, 2027, the number of shares available for all awards under the Plan shall automatically be increased by an amount equal to the lesser of (i) 5,000,000 shares of common stock or the equivalent of such number of shares after the plan administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the terms of the 2018 Plan; (ii) 5% of the number of outstanding shares of common stock on such date; and (iii) an amount determined by the Board. Any reverse stock split, if approved and effected, will not reduce the number of shares available under the 2018.

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	5,020,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$	5,020,000

(1)	Represents 5,000,000 shares available for issuance under the 2018 Plan, plus 20,000 shares available for issuance under the 2013 Plan. The Company does not intend to grant any additional awards under the 2013 Plan, however.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022 by (i) each person (or group of affiliated persons) who is known by us to own more than 5% of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 31, 2022, we had 346,118,883 shares of common stock issued and outstanding.

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

Name	Amount And Nature of Beneficial Ownership (1)	Percent

Owners of More than 5% of Outstanding Shares:

Directors and Named Executive Officers:

Mark White	42,581,203	12.3

Martin Ward	21,621,706	6.2

Nalin Jay	11,500,000	3.3

Nicholas Carpinello	1,851,852	N/A

Robert Law	1,578,937	N/A

All Executive Officers and Directors as a Group (5 persons):	79,133,698	22.9

(1)	Based on 346,118,843, shares of common stock outstanding on March 31, 2022. Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

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

The following includes a summary of transactions since January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During 2021 we issued 5,000,000 shares of our common stock to each or Mark White and Martin Ward and 10,000 shares of our Series A Convertible Preferred Stock, convertible into 10,000,000 shares of Common Stock, to Nalin Jay.

Amounts due to related parties include the following: (in thousands)

December 31,
2021 (in thousands)
Loans due to stockholders and related parties
Due within one year	$1,000
Long-term	-
$1,000

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019 and have not been extended. The Company is currently in negotiations with the counterparties to extend the maturity dates of the promissory notes, but there can be no guarantee that commercially reasonable terms will be agreed upon.

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

Aggregate fees for professional services rendered to the Company by Cherry for the years ended December 31, 2021 and 2020 were as follows:

Services Provided	2021	2020
Audit Fees	$85,000	$80,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$85,000	$80,000

Audit Fees

Audit fees billed by Cherry, the Company’s current independent registered public accounting firm, were for the audit of our annual consolidated financial statements, including any fees related to other filings with the SEC.

Audit-Related Fees

Audit-related fees related to work performed with regard to registration statements on Form S-1.

Tax Fees

There were no tax fees billed or accrued during 2021 or 2020.

All Other Fees

There were no other fees billed or accrued during 2021 or 2020.

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

(3) Exhibits.

Exhibit Number	Title of Document	Location

3.1	Certificate of incorporation, as filed with Delaware Secretary of State	Incorporated by reference from Definitive Information Statement on Form 14C Appendix D filed May 26, 2013

3.2	Certificate of Amendment to Certificate of Incorporation effecting a 1-for-6 reverse stock split	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 1, 2017

3.3	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2019.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 26, 2019

3.4	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2019.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed September 26, 2019

3.5	Certificate of Designation filed with the Delaware Secretary of State December 16, 2021	Incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed December 20, 2021

3.6	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 2, 2022	Incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed February 7, 2022

4.1	Description of the Registrant’s Securities	Filed Herewith

10.1	Securities Purchase Agreement between the Company and Rick Uhler	Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed December 20, 2021

10.2	Securities Purchase Agreement between the Company and Marko Radisic.	Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed December 20, 2021

10.3	Securities Purchase Agreement between the Company and Quick Capital, LLC	Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed December 20, 2021

10.4	Promissory Note in the principal amount of $200,000 issued in favor of Quick Capital, LLC	Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed December 20, 2021

10.5	Common Stock Purchase Warrant issued to Quick Capital, LLC	Incorporated by reference to Exhibit 10.5 to Report on Form 8-K filed December 20, 2021

10.6	Registration Rights Agreement with Quick Capital, LLC	Incorporated by reference to Exhibit 10.6 to Report on Form 8-K filed December 20, 2021

10.7	Employment Agreement with Mark White	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed April 2, 2018

10.8	Employment Agreement with Martin Ward	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed April 2, 2018

10.9	2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed April 2, 2018

Exhibit Number	Title of Document	Location

10.10	MacRab, LLC Standby Equity Commitment Agreement entered into on March 16, 2021.	Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed March 22, 2021

10.11	MacRab, LLC Registration Rights Agreement entered into on March 16, 2021	Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed March 22, 2021

10.12	MacRab, LLC Common Stock Purchase Warrant entered into on March 16, 2021	Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed March 22, 2021

10.13	Addendum on Payment to the Host City Agreement with PT Pilar Pacu Percasa and the Vice-Governor of Jakarta	Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed March 1, 2022

10.14	Host City Agreement with PT Pilar Pacu Percasa and the Vice-Governor of Jakarta	Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed March 1, 2022

10.15	Securities Purchase Agreement between the Company and Mast Hill Fund, LLC	Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed November 9, 2021

10.16	Promissory Note in the principal amount of $810,000 issued in favor of Mast Hill Fund, LLC	Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed November 9, 2021

10.17	Registration Rights Agreement between the Company and Mast Hill Fund, LLC	Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed November 9, 2021

10.18	Securities Purchase Agreement between the Company and Talos Victory Fund Quick Capital, LLC	Incorporated by reference to Exhibit 10.5 to Report on Form 8-K filed November 9, 2021

10.19	Promissory Note in the principal amount of $540,000 issued in favor of Talos Victory Fund, LLC	Incorporated by reference to Exhibit 10.6 to Report on Form 8-K filed November 9, 2021

10.20	Registration Rights Agreement between the Company and Talos Victory Fund, LLC	Incorporated by reference to Exhibit 10.8 to Report on Form 8-K filed November 9, 2021

10.21	Common Stock Purchase Warrant issued to Mast Hill Fund, L. P. dated October 29, 2021	Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed November 9, 2021

10.22	Common Stock Purchase Warrant issued to Talos Victory Fund, LLC dated October 29, 2021	Incorporated by reference to Exhibit 10.7 to Report on Form 8-K filed November 9, 2021

10.23	Securities Purchase Agreement dated March 28, 2022, between Touchpoint Group Holdings, Inc. and Mast Hill Fund, L. P.	Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed April 4, 2022

10.24	Senior Secured Promissory Note dated March 28, 2022, issued to Mast Hill Fund, L. P.	Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed April 4, 2022

10.25	Security Agreement dated March 28, 2022, in favor of Mast Hill Fund, L. P.	Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed April 4, 2022

10.26	Common Stock Purchase Warrant to Purchase 175,000,000 shares of common stock dated March 28, 2022.	Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed April 4, 2022

10.27	Common Stock Purchase Warrant to Purchase 245,000,000 shares of common stock dated March 28, 2022.	Incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed April 4, 2022

10.28	Amendment #1 dated March 28, 2022, between Touchpoint Group Holdings, Inc. and Mast Hill Fund, L. P.	Incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K filed April 4, 2022

10.29	Amendment #1 dated March 28, 2022, between Touchpoint Group Holdings, Inc. and Talos Victory Fund, LLC.	Incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K filed April 4, 2022

10.30	Amendment #1 dated March 28, 2022, between Touchpoint Group Holdings, Inc. and Quick Capital, LLC.	Incorporated by reference to Exhibit 10.8 to Company’s Current Report on Form 8-K filed April 4, 2022

10.31	Common Stock Purchase Warrant to Purchase 10,000,000 shares of common stock dated March 28, 2022	Incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K filed April 4, 2022

10.32	Common Stock Purchase Warrant to Purchase 4,000,000 shares of common stock dated March 28, 2022	Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K filed April 4, 2022

10.33	Amendment # 1 to Senior Secured Promissory Note issued to Mast Hill Fund, L. P.	Incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K filed April 4, 2022

10.34	Consulting Agreement dated August 5, 2019 by and between the registrant and Catalyst Corporate Solutions, LLC	Incorporated by reference to Exhibit 10.45 to Form 10-K filed April 24, 2020

10.35	Accord and First Amended Consulting Agreement dated April 16, 2020 by and between the registrant and Catalyst Corporate Solutions, LLC	Incorporated by reference to Exhibit 10.46 to Form 10-K filed April 24, 2020

10.36	Consulting Agreement dated April 16, 2020 by and between the registrant and Quantum Lexicon	Incorporated by reference to Exhibit 10.47 to Form 10-K filed April 24, 2020

10.37	Convertible promissory note issued to Bespoke Growth Partners, Inc. on July 11, 2019	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-1 (Registration No. 333-233825) filed September 18, 2019 and declared effective September 23, 2019

10.38	Consulting Agreement dated August 5, 2019 by and between the registrant and Catalyst Corporate Solutions	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on April 24, 2020

10.39	Accord and First Amended Consulting Agreement dated April 16, 2020 by and between the registrant and Catalyst Corporate Solutions, LLC	Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on April 24, 2020

10.40	Consulting Agreement dated April 16, 2020 by and between the registrant and Quantum Lexicon	Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on April 24, 2020

10.41	Convertible Promissory Note dated November 21, 2019 issued by the registrant to Bespoke Growth Partners, Inc.	Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on April 24, 2020

10.42	Touchpoint System Operator Agreement between the registrant and Royal Personal Training.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020

10.43	Touchpoint System Operator Agreement between the registrant and Casey Loves Fitness, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020

10.44	May 19, 2020 Convertible Promissory Note with Geneva Roth Remark Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020

10.45	June 15, 2020 Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2020

10.46	June 15, 2020 Convertible Promissory Note with FirstFire Global Opportunities Fund, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2020

10.47	Series B Preferred Stock Purchase Agreement dated January 5, 2022, between Touchpoint Group Holdings, Inc. and Geneva Roth Remark Holdings, Inc.	Incorporated by reference to Exhibit 10.56 to the Amendment to the Company’s Registration Statement on Form S-1 filed January 10, 2022

10.48	Series B Preferred Stock Purchase Agreement dated February 3, 2022, between Touchpoint Group Holdings, Inc. and Geneva Roth Remark Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022

10.49	Series B Preferred Stock Purchase Agreement dated February 7, 2022. between Touchpoint Group Holdings, Inc. and Geneva Roth Remark Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2022

10.50	Series B Preferred Stock Purchase Agreement dated March 14, 2022, between Touchpoint Group Holdings, Inc. and Geneva Roth Remark Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022

14.1	Policy Statement on Business Ethics and Conflicts of Interest	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed May 23, 2005

21.1	Subsidiaries	Filed Herewith

23.1	Consent of Cherry Bekaert, LLP	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit Number	Title of Document	Location

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: April 15, 2022	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

Date: April 15, 2022	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark White	President, Chief Executive Officer and Director	April 15, 2022
Mark White

/s/ Martin Ward	Chief Financial Officer and Director	April 15, 2022
Martin Ward

/s/ Nicholas Carpinello	Director	April 15, 2022
Nicholas Carpinello

/s/ Robert Law	Director	April 15, 2022
Robert Law

/s/ Nalin Jay	Director	April 15, 2022
Nalin Jay

TOUCHPOINT GROUP HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Touchpoint Group Holdings, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Touchpoint Group Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter – Debt and Equity-linked Transactions

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Notes 2, 4, and 5 to the financial statements, the Company had various debt and equity-linked transactions where management evaluated required accounting considerations, significant estimates, and judgments around these instruments.

There is no current observable market for warrants and, as such, the Company used the Black-Scholes-Merton model to measure the fair value of the equity-linked instruments. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the accounting and valuations around these transactions.

How the Critical Audit Matter Was Addressed In the Audit

●	We obtained a listing of all debt and equity-linked transactions and management’s analysis supporting these transactions. We evaluated the accounting for these transactions based on agreements obtained to ensure these were properly recorded during the year.

●	We evaluated the valuation model that management selected to determine the estimated grant date fair value, and analyzed the underlying inputs used to estimate the fair value of the equity-linked instruments.

We have served as the Company’s auditors since 2016.

/s/ Cherry Bakaert LLP

Tampa, Florida

April 15, 2022

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except share data)

	December 31,
	2021		2020

Assets
Current assets:
Cash		$147		$118
Accounts receivable, net		31		124
Prepaid compensation		367		550
Other receivable		-		66
Other current assets		531		160
	1,076		1,018
Current assets of discontinued operations		1		1
Total current assets		1,077		1,019

Fixed assets		354		3
Goodwill		419		419
Intangible assets, net		91		930
Prepaid compensation (non-current)		-		367
Non current assets of discontinued operations		5		5

Total assets		$1,946		$2,743

Liabilities, Temporary Equity and Stockholders’ Deficit

Current liabilities:
Accounts payable		$339		$314
Accrued expenses		534		327
Share prepayment		60		-
Accrued compensation		277		55
Amounts due to related parties		81		34
Deferred revenue		20		60
Loans payable		1,510		734
Promissory notes, related parties		1,000		1,000
	3,821		2,524
Current liabilities of discontinued operations		11		11
Total current liabilities		3,832		2,535

Total liabilities		3,832		2,535

Temporary Equity - redeemable common stock outstanding 33,946 shares		605		605

Stockholders’ Deficit
Touchpoint Group Holdings, Inc. stockholders’ deficit
Preferred stock: $0.0001 par value, authorized 50,000,000; 20,000 shares (2021) and 0 shares (2020) issued and outstanding		-		-
Common stock: $0.0001 par value, authorized 1,750,000,000 shares, issued and outstanding 316,085,210 (2021) and 129,288,825 (2020)		32		13
Additional paid-in capital		66,633		63,551
Accumulated deficit		(70,102)		(64,907)
Accumulated other comprehensive loss		(24)		(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit		(3,461)		(1,367)
Non-controlling interest		970		970
Total stockholders’ deficit		(2,491)		(397)
Total liabilities, temporary equity and stockholders’ deficit		$1,946		$2,743

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020

Revenue	$91		$174
Cost of revenue
Software and production costs	1		-
Amortization of intangible assets	558		555
	559	555
Gross deficit	(468)		(381)

Operating expenses
General and administrative	3,121		2,319
Impairment charge	379		500

	3,500	2,819

Loss from operations	(3,968)		(3,200)

Other income (expense):
Interest expense	(940)		(232)
Other (expense) income	(285)		179
Provision for other receivables	-		(287)
Foreign currency exchange (losses)	(2)		(5)
	(1,227)	(345)

Loss from continuing operations	(5,195)		(3,545)

Net loss attributable to Touchpoint Group Holdings, Inc. common stockholders	$(5,195)		$(3,545)

Earnings per share
Basic and diluted net loss per share
- Continuing operations	$(0.03)		$(0.12)
- Discontinued operations	$-		$-
Weighted average number of shares outstanding
Basic and diluted	198,961		30,307

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2021 and 2020

(in thousands)

	Years Ended December 31,
	2021	2020

Net loss	$(5,195)	$(3,545)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	-	-

Total comprehensive loss	$(5,195)	$(3,545)

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Temporary and Stockholders’ (Deficit)/Equity

For the years ended December 31, 2021 and 2020

(in thousands)

	Temporary Equity		Preferred Stock		Common Stock		Additional	Accumulated	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In	Deficit	OCI	Interest	(Deficit) Equity

Balances, December 31 2019	34	$605	-	$-	4,099	$2	$61,749	$(61,362)	$(24)	$1,002	1,367

Net loss	-	-	-		-	-	-	(3,545)	-	-	(3,545)

Settlement of amounts owing for accrued compensation	-	-	-	-	61,279	6	977	-	-	-	(983)
Cancellation of shares on sale of subsidiary	-	-	-	-	(89)	-	(2)	-	-	(32)	(34)

Return of shares from Banana Whale	-	-	-	-	(474)	-	-	-	-	-	-

Shares issued for cash	-	-	-	-	646	-	20	-	-	-	20

Shares issued for financing commitment	-	-	-	-	560	-	34	-	-	-	34

Shares issued for loan conversion	-	-	-	-	32,069	3	263	-	-	-	266

Shares issued for services	-	-	-	-	24,000	2	510	-	-	-	512

Correction of shares not subject to reverse split	-	-	-	-	7,200	-	-	-	-	-	-

Balances, December 31 2020	34	$605	-	$-	129,290	$13	$63,551	$(64,907)	$(24)	$970	(397)

Net loss	-	-	-	-	-	-	-	(5,195)	-	-	(5,081)

Shares issued for services provided	-	-	-	-	19,425	2	362	-	-	-	364

Shares issued for conversion of note payable	-	-	-	-	80,352	8	619	-	-	-	627

Shares and warrants issued for financing commitments	-	-	-	-	28,661	3	1,052	-	-	-	1,055

Shares issued in exchange for settlement of warrants	-	-	-	-	20,167	2	122	-	-	-	124

Shares issued for cash	-	-	-	-	33,191	3	528	-	-	-	531

Shares issued for race sponsorship	-	-	-	-	5,000	1	149	-	-	-	150

Preferred Shares issued for cash	-	-	10	-	-	-	125	-	-	-	125

Preferred Shares issued for services	-	-	10	-	-	-	125	-	-	-	125

Balances, December 31 2021	34	$605	20	$-	316,086	$32	$66,633	$(70,102)	$(24)	$970	$(2,491)

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

(in thousands)

	Years Ended December 31,
	2021	2020

Cash used in operating activities:
Operating activities:
Net loss for the year	$(5,195)	$(3,545)

Adjustment to reconcile net loss for the year to net cash used in operating activities:
Amortization of intangible assets	558	555
Impairment charge	379	500
Shares issued for financing commitment	84	34
Forgiveness of note receivable	-	3
Shares issued for services to be provided	-	256
Amortization of shares issued for services	550	603
Non-cash interest expense	721	84
Preferred shares issued for services provided	125	-
Common shares issued for services provided	364	115
Other income (non-cash)	-	(379)
Changes in operating assets and liabilities:
Accounts receivable	93	350
Other assets	(155)	37
Deferred revenue	(40)	60
Accounts payable and accrued expenses	454	560

Net cash flows from continuing operating activities	(2,062)	(767)

Net cash flows from discontinued operating activities	-	-

Net cash flows from operating activities	(2,062)	(767)

Cash used in investing activities:
Purchase of property and equipment	(351)	(3)
Purchase of intangibles	(98)	(15)
Net cash flows from investing activities – continuing operations	(449)	(18)

Net cash flows from investing activities	(449)	(18)

Cash flows from financing activities:
Proceeds from loans	2,700	797
Repayments on loans	(923)	(190)
Cash proceeds from issuance of common stock	531	20
Cash proceeds from issuance of preferred shares	125	-
Share subscription	60	-
Cash proceeds from note receivable	-	3
Advances from related parties	47	15
Net cash flows from financing activities – continuing operations	2,540	645

Increase/(Decrease) in cash during the year	29	(140)
Foreign exchange effect on cash	-	-

Cash at the beginning of the year - continuing operations	118	258
Cash at the beginning of the year – discontinued operations	-	-
Cash at end of the year – total	$147	$118

See accompanying notes to consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2021 and 2020

(in thousands)

	Year Ended December 31,
	2021	2020

Cash paid for interest	$160	$11
Non-cash transactions:
Common stock issued in settlement of amounts due	$-	$983
Common stock issued for provision of services	$-	$512
Shares issued for conversion of notes payable	$627	$266

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The Company is primarily based in the United States of America and the United Kingdom

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary name	% Owned

● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd (Limited Operations)	100%
● Horizon Network Technology Co. Ltd (Limited Operations)	100%
● Love Media House, Inc. (discontinued operations)	100%
● Air Race Limited (formerly Touchpoint Connect Limited )	100%

In addition to the subsidiaries listed above, Suzhou Aishuo Network Information Co., Ltd (“Suzhou Aishuo”) is a limited liability company organized in China and controlled by the Company via various contractual arrangements. Suzhou Aishuo is treated as one of our subsidiaries, and is dormant, for financial reporting purposes in accordance with GAAP.

123 Wish, Inc. is considered dormant. All operations have been moved to TGHI.

The Company has ceased all operations of Love Media House, Inc. in 2020, and as such, it is considered to be discontinued operations.

During the year ended December 31, 2021, the main trading is conducted through the Company and no significant activities are undertaken in the subsidiary companies, except for Air Race Limited.

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

At December 31, 2021, the Company had cash of approximately $147,000. Together with the Company’s Equity Line with MacRab LLC, and current operational plan and budget, the Company believes that it has the potential to generate sufficient cash to maintain operations through 2022. However, actual results could differ materially from the Company’s projections.

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

Basis of Accounting and Presentation

These consolidated financial statements have been prepared in conformity with GAAP.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continued operations

1	1	Touchpoint – Revenue for the sale of a software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of software is shared between the customer and Touchpoint in accordance with an operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined. During the year ended December 31, 2021, the Company received revenues from customer app’s totaling $8,800.

	2	Air Race Limited – There was no Revenue for ARL during the year ending December 31, 2021. ARL is expected to start generating revenue in 2022 when the air race series is expected to start.

— Discontinued operations

1	Love Media House derived income from recording and video services. Income was recognized when the recording and video services were performed, and the final customer product was delivered and the point at which the performance obligation were satisfied. These revenues were non-refundable.

The Company does not have off-balance sheet credit exposure related to its customers. As of December 31, 2021 and 2020, two customers and five customers respectively, accounted for 100% of the accounts receivable balance. Two customers accounted for 94% of the revenue for the year ended December 31, 2021, and six customers accounted for 100% of the revenue for the year ended December 31, 2020.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended December 31, 2021 and 2020, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity and debt offerings in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). The fair value of stock purchase warrants is estimated at the date of grant using the Black-Scholes valuation model. The determination of the fair value of stock purchase warrants is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public software companies. The assumed dividend yield is zero, as the Company does not expect to declare any dividends in the foreseeable future. The term of warrants granted is based on the expiration date of each warrant.

Convertible Notes

The Company reviews the terms of convertible debt, equity instruments, and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately. In connection with the convertible debt agreements, the Company issued shares of common stock and common stock warrants. The Company has allocated the net proceeds from the debt agreements to the estimated fair value of these equity-linked instruments, which is recorded as a discount to the related debt balances. The Company amortizes the debt discount over the contractual maturity of the related debt agreements.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. In October 2021, ARL began purchasing racing equipment to utilize in future racing events that has not yet been placed in service.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this ASU as of January 1, 2021 and because the beneficial conversion feature is eliminated by this guidance, there were no beneficial conversion features recorded for current year financings.

Note 3. Intangible Assets

As a result of the pandemic and its impact on our ability to conduct customer marketing efforts and the inherent uncertainties in the entertainment and software industries within the United Kingdom and the United States, the Company has updated its short-term projections. As a result of these re-evaluations, during the years ended December 31, 2021 and 2020, the Company recorded an impairment loss of approximately $0.4 million and $0.5 million respectively. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

Intangible assets consist of the following (in thousands):

	2021	2020

Touchpoint software	$2,084	$2,443
Air Race Limited (intellectual property and accounting records)*	79	-
Less accumulated amortization	(2,072)	(1,513)
	91	930

Goodwill	419	419

Intangible assets, net	$510	$1,349

*	In connection with the acquisition of WCAR, the Company has performed a purchase price allocation and the Company believes the entire purchase price is attributable to these intangible assets.

Note 4. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of December 31, 2021, the counterparties had not demanded repayment of the promissory notes.

	Lender	General terms	Amount due at December 31, 2021	Amount due at December 31, 2020
1	Bespoke Growth Partners Convertible Note #1	The loan was due on January 26, 2020 and bore interest of 20% per annum. During the year ended December 31, 2020, the Company repaid $84,210 of principal and $16,061 of interest on the note by issuing an aggregate of 12,813,123 shares of Company common stock to Bespoke Growth Partners.	$-	$15,790
2	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. In October 2021 the Company issued 10,855,047 shares of common stock, with a fair value of $54,275, as partial payment.	$208,225	$262,500
3	Geneva Roth Remark Holdings, Inc. Note #2	In July 2020, the Company issued a convertible promissory note in the principal amount of $63,000 to Geneva Roth Remark Holdings, Inc. The note was due July 27, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The final balance was repaid in February 2021 by the issue of 7,037,234 shares of common stock.	$-	$63,000
4	Geneva Roth Remark Holdings, Inc, Note #3	In October 2020, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due October 21, 2021, and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on April 1, 2021.	$-	$55,000

5	Geneva Roth Remark Holdings, Inc. Note #4	In December 2020, the Company issued a convertible promissory note in the principal amount of $53,500 to Geneva Roth Remark Holdings, Inc. The note was due December 14, 2021, and bore an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full in June 2021 by the issuance of 5,147,724 shares of common stock.	$-	$53,500
6	Geneva Roth Remark Holdings, Inc. Note #5	In December 2020, the Company issued a convertible promissory note in the principal amount of $45,500 to Geneva Roth Remark Holdings, Inc. The note was due December 30, 2021, and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. The loan was repaid in full by cash on June 29, 2021.	$-	$45,500
7	First Fire Global Opportunities Fund, LLC	In June 2020, the Company issued a convertible promissory note in the principal amount of $145,000 to Firstfire Global Opportunities Fund, LLC. The note is due June 15, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 days. During the year ended December 31, 2020 the amount of $33,004 was converted to 4,000,000 common shares of the Company. The balance owing as of December 31, 2020 is $111,996. The final balance was repaid in February 2021 by the issue of 6,300,000 shares of common stock.	$-	$111,996
8	EMA Financial, LLC	In August 2020, the Company issued a convertible promissory note in the principal amount of $125,000 to EMA Financial, LLC. The note is due October 30, 2021 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at the lower of $0.05 per share and a discount of 35% to the average trading price. The balance owing as of December 31, 2020 is $125,000. In February 2021 the Company issued 10,365,144 shares of common stock in full settlement of the outstanding balance due.	$-	$125,000
9	Geneva Roth Remark Holdings, Inc. Note #6	On January 13, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note was due July 12, 2021, and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The loan was repaid in full in July 2021 by the issuance of 7,157,735 shares of common stock.	$-	$-
10	Geneva Roth Remark Holdings, Inc. Note #7	On February 8, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note was due August 4, 2021 and had an interest rate of 10% per annum. The promissory note was convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The loan was repaid in full by cash on August 10, 2021.	$-	$-

11	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of December 31, 2021, is $85,000 and was repaid in full by cash on January 3, 2022.	$85,000	$-
12	Geneva Roth Remark Holdings, Inc. Note #9	On August 3, 2021, the Company issued a convertible promissory note in the principal amount of $68,500 to Geneva Roth Remark Holdings, Inc. The note is due August 3, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of December 31, 2021, is $68,500 and was repaid in full by cash on February 3, 2022.	$68,500	$-
13	Geneva Roth Remark Holdings, Inc. Note #10	On August 11, 2021, the Company issued a convertible promissory note in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The note is due August 11, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of December 31, 2021, is $103,000 and was repaid in full by cash on February 8, 2022.	$103,000	$-
14	Geneva Roth Remark Holdings, Inc. Note #11	On September 10, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due September 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of December 31, 2021, is $55,000.	$55,000	$-
15	Geneva Roth Remark Holdings, Inc. Note #12	On October 1, 2021, the Company issued a convertible promissory note in the principal amount of $88,000 to Geneva Roth Remark Holdings, Inc. The note is due October 1, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing as of December 31, 2021, is $88,000.	$88,000	$-

16	Firstfire Global Opportunities Fund, LLC. Loan #2	On February 5, 2021, the Company issued a convertible promissory note in the principal amount of $100,000 to FirstFire Global Opportunities Fund, LLC. The note was due August 1, 2021 and had an interest rate of 10% per annum. The loan was repaid in full on August 10, 2021.	$-	$-
17	LGH Investments, LLC

On March 4, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to LGH Investments, LLC. The note carries an Original Issue Discount (“OID”) of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. On March 4, 2021 the Company issued 5,500,000 warrants, convertible into 5,500,000 shares of the Company’s common stock at $0.10 per share as a loan commitment fee. The warrants were exchanged for 5,500,000 shares of common stock on November 11, 2021. The note together interest was paid in full November 12, 2021.

			$-	$-
18	Jefferson Street Capital, LLC	On March 17, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to Jefferson Street Capital, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. On March 17, 2021 the Company issued 5,500,000 warrants, convertible into 5,500,000 shares of the Company’s common stock at $0.10 per share as a loan commitment fee. The warrants were exchanged for 5,500,000 shares of common stock on November 24, 2021. The note together interest was paid in full November 18, 2021	$-	$-
19	BHP Capital NY, LLC	On March 24, 2021, the Company issued a convertible promissory note in the principal amount of $165,000 to BHP Capital NY, LLC. The note carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. On March 24, 2021 the Company issued 5,500,000 warrants, convertible into 5,500,000 shares of the Company’s common stock at $0.10 per share as a loan commitment fee. The warrants were exchanged for 5,500,000 shares of common stock on November 22, 2021. The note together interest was paid in full November 15, 2021	$-	$-

20	Quick Capital, LLC Loan #1

On April 2, 2021, the Company issued a convertible promissory note in the principal amount of $110,000 to Quick Capital, LLC. The note is due January 2, 2022, and carries an OID of 10% and has an interest rate of 8% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.03 per share of common stock. On April 2, 2021 the Company issued 3,666,667 warrants, convertible into 3,666,667 shares of the Company’s common stock at $0.10 per share. The warrants were exchanged for 3,666,667 shares of common stock on November 24, 2021. The note together interest was paid in full November 15, 2021.

			$-	$-
21	Quick Capital, LLC Loan #2

On December 10, 2021, the Company issued a convertible promissory note in the principal amount of $200,000 to Quick Capital, LLC. The note is due December 10, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. On December 10, 2021 the Company issued 3,111,111 shares of common stock and 6,500,000 warrants, convertible into 6,500,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of December 31, 2021 is $200,000.

			$200,000	$-
22	SBA – PPP loan	The Company has received an SBA PPP loan of $22,425 of which $10,417 has been forgiven. The balance of $12,008 is repayable, together with interest of 1% per annum, at $295 per month until paid in full. The balance outstanding as of December 31, 2021 is $11,713.	$11,713	$12,200

23	Glen Eagles Acquisition LP	On August 10, 2021, the Company issued a convertible promissory note in the principal amount of $126,500 to Glen Eagles LP. The note is due August 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. During the year ended December 31, 2021 the Company issued 11,500,000 shares of common stock, with a fair value of $57,000 as a reduction of the promissory note. In addition, payments totaling $52,750 were made. The balance owing as of December 31, 2021 is $16,750.	$16,750	$-
24	Mast Hill Fund LLP

On October 29, 2021, the Company issued a convertible promissory note in the principal amount of $810,000 to Mast Hill Fund LLP The note is due October 29, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On October 29, 2021 the Company issued 10,855.047 shares of common stock and 28,065,000 warrants, convertible into 28,065,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of December 31, 2021 is $810,000.

			$810,000	$-
25	Talos Victory Fund, LLC

On November 3, 2021, the Company issued a convertible promissory note in the principal amount of $540,000 to Talos Victory Fund, LLC. The note is due November 3, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On November 3, 2021 the Company issued 10,144,953 shares of common stock and 15,810,000 warrants, convertible into 15,810,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of December 31, 2021 is $540,000.

			$540,000	$-
	TOTAL Unamortized debt discount Notes payable, net of discounts		$2,186,188 676,644 $1,509,544	$744,486 10,162 $734,324

Note 5. Share Capital

Preferred Shares

The Company is authorized to issue 50,000,000 shares of preferred stock. The Board of Directors determines the number, terms and rights of the various classes of preferred stock.

Class A

The Company has designated 50,000 preferred shares as Class A Preferred Shares. Each Class A Preferred Share has a stated value of $12.50 per share and is convertible into 1,000 shares of common stock any time after July 1, 2022.

Class B

The Company has designated 1,000,000 preferred shares as Class B Preferred Shares. Each Class B Preferred Share has a stated value of $1.00 per share and is convertible into one shares of common stock any time after July 1, 2022.

Common Stock

Effective February 2, 2022, the Company amended its Articles of Incorporation increasing the number of authorized number of common stock from 750,000,000 to 1,750,000,000 with a par value of $0.0001.

During the year ended December 31, 2021, the Company issued shares of common stock as follows:

●	80,352,236 shares of common stock, with a fair value of $626,811, for conversion of convertible promissory notes.

●	19,425,000 shares of common stock, with a fair value of $364,276, for services provided.

●	28,661,111 shares of common stock, with a fair value of $699,922, for commitment fees under convertible promissory notes.

●	33,191,371 shares of common stock, for cash of $531,158.

●	5,000,000 shares of common stock with a fair value of $150,000 for 2022 motorsport sponsorship.

●	20,166,667 shares of common stock in exchange for 20,166,667 warrants with an incremental fair value totaling $124,387.

During the year ended December 31, 2020, the Company issued shares of common stock as follows:

●	12,813,132 shares of common stock, with an aggregate fair value of $100,271, in partial settlement of principal and interest owing to Bespoke Growth Partners.
●	7,200,000 shares of common stock to adjust shares issued in 2019 for consulting services which were not subject to reverse split.
●	559,673 shares of common stock for a commitment fee payable to Crown under the agreement dated in July 2019.

●	645,757 shares of common stock for cash of $19,969.
●	5,000,000 shares of common stock, with a fair value of $60,000, for services to be provided.
●	5,000,000 shares of common stock, with a fair value of $68,500, for services to be provided.
●	2,000,000 shares of common stock, with a fair value of $27,400, for services to be provided.
●	3,000,000 shares of common stock, with a fair value of $169,500, for services to be provided.

●	9,000,000 shares of common stock, with a fair value of $187,000, for services provided.
●	19,255,651 shares of common stock, with a fair value of $166,004, for part conversion of convertible promissory notes
●	61,279,454 shares of common stock for settlement of amounts owing in the aggregate of $982,908.

During the year ended December 31, 2020, 563,760 shares of common stock were returned to the Company for cancellation.

Standby Equity Agreement

On March 16, 2021, the Company completed on a Standby Equity Commitment Agreement (“SECA”) with MacRab LLC whereby during the 24 months commencing on the date on which a registration statement covering the sale of the shares to be purchased by MacRab is declared effective, the Company has the option to sell up to $5.0 million of the Company’s common stock to MacRab at a price equal to 90% of the average of the two lowest volume weighted average prices during the eight trading day days following the clearing date associated with the respective put under the SECA. Under the SECA MacRab received 22,27,727 stock purchase warrants, with an exercise price of $0.044 per share, upon the signing of the agreement. During the year ended December 31, 2021, the Company received proceed of $531,158 for the issuance of 33,191,371 shares of the Company’s common stock.

Stock Purchase Warrants

At December 31, 2021, the Company had reserved 52,647,727 shares of its common stock for the following outstanding warrants:

Outstanding as of January 1, 2021	-
Granted	72,814,394
Exchanged for common shares	(20,166,667)
Outstanding as of December 31, 2021	52,647,727

During the year ended December 31, 2021, 72,814,394 warrants were issued of which 70,541,667 were issued as part of debt financings, and 20,166,667 were exchanged for common shares as part of debt repayment. During the year ended December 31, 2020, no warrants were issued, exercised, or forfeited.

A summary of the weighted average inputs used in measuring the fair value of warrants issued during the year ended December 31, 2021 are as follows:

Strike price	$0.04
Term (years)	2.73
Volatility	150%
Risk free rate	0.55%
Dividend yield	-

Note 6. Stock-Based Compensation

On August 6, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, cash bonuses and other stock-based awards to employees, directors and consultants of the Company.

There were no options issued in the years ended December 31, 2021 and 2020 and there were no options outstanding as at December 31, 2021.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the year ended December 31, 2021, no common stock of the Company was issued under the 2018 Plan.

Note 7. Income Taxes

The difference between the applicable statutory rates and the provision for income tax recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and the tax treatment of certain gains and losses recorded under GAAP.

The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The tax years 2006 through 2021 remain open to examination by federal authorities in certain jurisdictions in which the Company operates namely China and Hong Kong. The components of the net deferred tax asset and the amount of the valuation allowance are as follows: (in thousands)

	December 31
	2021	2020

Deferred tax assets
Net operating loss carryforwards	5,308	4,768
Valuation allowance	(5,308)	(4,768)
Net deferred tax assets	$-	$-

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

Note 10. Legal Proceedings

In 2021 we settled a claim from the landlord of a property leased by Maham LLC, then a possible acquisition target, under which we were a guarantor. The company settled the claim for $290,000 payable over a 12-month period ending in July 2022. As of December 31, 2021 following payments agreed the balance outstanding was $105,000.

In 2020 the Company had been served a claim from the former management of Love Media regarding a claim for unpaid wages. While the Company disputes the validity of this claim in its entirety, an agreed settlement was made for the entire claim from employees in a full and final settlement of $50,000.

Note 11. Subsequent Events

Subsequent to year end, the Company entered into four Series B Preferred Stock Purchase Agreements with Geneva Roth Remark Holdings, Inc. (“GR”) dated January 5, 2022, February 3, 2022, February 7, 2022 and March 14, 2022, pursuant to which the Company sold an aggregate of 328,000 shares of Series B Preferred Stock for $1.00 per share. The Company also paid GR notes payable (#8, #9, #10, #11, and #12) at various dates subsequent to year end for an aggregate total of approximately $530,000, which included prepayment penalties included in the agreements.

On March 29, 2022, the Company consummated a Securities Purchase Agreement with Mast Hill Fund, L. P. ("Mast Hill"), whereby in consideration of $562,500, the Company issued to Mast Hill a convertible promissory note (“Note”) in the principal amount of $625,000 and common stock purchase warrants to purchase 420 million shares of our common stock at an exercise price of $0.002. The principal amount of the Note and all interest accrued thereon is payable on March 28, 2023 and an for interest at the rate of 12% per annum, convertible into shares of common stock at a price of $0.002 per share.

On March 29, 2022, the Company amended certain provisions of the convertible notes issued during 2021 to Talos Victory Fund, LLC ("Talos") and Quick Capital, LLC ("Quick"), and Mast Hill. In consideration of these amendments, the Company paid Talos approximately $69,000 and issued common stock purchase warrants to purchase 10 million shares of common stock. The Company paid Quick approximately $20,000 and issued common stock warrants to purchase 4 million shares of common stock. The warrants issued to Talos and Quick are exercisable at $0.002 per share for a period of five years.

Subsequent to year end, the Company entered into Host City Agreements to host Air Race World Championships for the 2022 race season with representative members of cities within the United Kingdom, Australia, Malaysia and Jakarta, whereby these cities will pay the Company to host races in these cities.