Form 10-Q
period 2022-03-31
Touchpoint Group Holdings Inc.
filed 2022-05-23
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 16, 2022, 382,054,683 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)

Current assets:
Cash	$319	$147
Accounts receivable, net	765	31
Prepaid compensation	229	367
Other current assets	492	531
Total	1,805	1,076
Current assets of discontinued operations	1	1
Total current assets	1,806	1,077

Fixed assets	354	354
Intangible assets, net	185	91
Goodwill	419	419
Non current assets of discontinued operations	5	5
Total assets	$2,769	$1,946

Liabilities, Temporary Equity and Stockholders’ Deficit

Current liabilities:
Accounts payable	$381	$339
Share prepayment	60	60
Accrued expenses	616	534
Accrued compensation	191	277
Amounts due to related parties	131	81
Deferred revenue	750	20
Loans payable	1,568	1,510
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	4,697	3,821

Current liabilities of discontinued operations	11	11
Total	4,708	3,832

Total liabilities	4,708	3,832

Temporary Equity – redeemable common stock outstanding 33,946 shares	605	605

Stockholders’ Deficit

Preferred stock: $0.0001 par value, authorized 50,000,000 shares; 321,000 as of March 31, 2022 and 20,000 as of December 31, 2021 issued and outstanding shares	32	—

Common stock: $0.0001 par value, authorized 1,750,000,000 shares; issued and outstanding 346,086,210 shares as of March 31, 2022 and 316,085,210 shares as of December 31, 2021	34	32
Additional paid-in capital	67,579	66,633

Accumulated deficit	(71,135)	(70,102)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(3,514)	(3,461)
Non-controlling interest	970	970

Total Stockholders’ Deficit	(2,544)	(2,491)

Total liabilities and stockholders’ deficit	$2,769	$1,946

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$30	$32

Cost of revenue:
Software and production costs	—	1
Amortization of intangible assets	31	139
Total cost of revenue	31	140

Gross deficit	(1)	(108)

Expenses:
General and administrative	606	987

Total	606	987

Loss from operations	(607)	(1,095)

Other income (expense):
Interest expense	(430)	(86)
Interest income	1	—
Other income	4	—
Foreign exchange	(1)	(1)

Total other income and expenses	(426)	(87)

Net loss for the period	(1,033)	(1,182)

Net loss attributable to Touchpoint Group Holdings, Inc. Common stockholders	$(1,033)	$(1,182)

Loss per share attributable to Touchpoint Group Holdings, Inc. stockholders

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	328,752	155,067

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(1,033)	$(1,182)
Other comprehensive income:
Foreign currency translation adjustment gain	—	—
Total comprehensive loss	$(1,033)	$(1,182)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	Mezzanine Equity		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interst	Total Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2020	34	$605	—	$—	129,290	$13	$63,551	$(64,907)	$(24)	$970	$(397)

Net loss	—	—	—	—	—	—	—	(1,182)	—	—	(1,182)

Issuance of shares on conversion of loans payable	—	—	—	—	29,702	3	315	—	—	—	318
Issuance of shares for loan commitment fees	—	—	—	—	3,750	—	173	—	—	—	173
Issuance of shares for services provided	—	—	—	—	7,925	1	163	—	—	—	164
Issuance of shares for services to be provided	—	—	—	—	1,500	—	20	—	—	—	20

Balance March 31, 2021	34	$605	—	$—	172,167	$17	$64,222	$(66,089)	$(24)	$970	$(904)

Balance December 31, 2021	34	$605	20	$—	316,086	$32	$66,633	$(70,102)	$(24)	$970	$(2,491)

Net loss	—	—	—	—	—	—	—	(1,033)	—	—	(1,033)

Issue of Class B preferred shares	—	—	321	32	—	—	289	—	—	—	321
Proceeds from issuance of Class A preferred shares and conversion to common shares	—	—	(10)	—	10,000	1	124	—	—	—	125
Conversion of Class A preferred shares to common shares	—	—	(10)	—	—	—	—	—	—	—	—
Warrants issued for financing commitments	—	—	—	—	—	—	409	—	—	—	402
Issuance of shares for license agreement	—	—	—	—	10,000	1	124	—	—	—	125

Balance March 31, 2022	34	$605	321	$32	346,086	$34	$67,579	$(71,135)	$(24)	$970	$(2,544)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:

Net loss for the period	$(1,033)	$(1,182)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:

Amortization of intangible assets	31	139

Shares issued for services	—	164
Amortization of shares issued for services	138	138
Shares issued for "financing commitment"	—	173

Non cash interest expense	197	16
Changes in operating assets and liabilities:
Accounts receivable	(734)	(29)
Other assets	39	55
Deferred revenue	730	—
Accounts payable and accrued expenses	38	36
Net cash flows from operating activities	(594)	(490)

Cash flows from financing activities:

Proceeds from loans	690	705
Repayment of advance from related party, net	—	(15)
Advances from related parties	50	—
Share subscription	125	—
Repayment of loan	(420)	—
Proceeds from issue of shares	321	—
Net cash flows from financing activities	766	690

Increase in cash during the period	172	200
Foreign exchange effect on cash	—	—

Cash at beginning of the period	147	118

Cash at end of the period	$319	$318

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

TGHI signed a worldwide IP license and Royalty Agreement on February 22, 2022 with GBT Technologies Inc. “GBT” which enables TGHI to license GBT software and technology and to split any royalties earned with GBT on a 50/50 basis.

TGHI  acquired certain rights to the World Championship Air Race (“WCAR”) on September 20, 2021, through an asset purchase agreement for approximately $70,000. Management and all key operational staff for the WCAR joined Touchpoint’s wholly owned subsidiary, Air Race Limited (“ARL”), under long-term agreements. In addition, all key supplier, participating host city and participating team contracts were assumed by ARL.

WCAR is a race format developed by Red Bull as the Red Bull Air Race.

The Company is primarily based in the United States of America and the United Kingdom

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

At March 31, 2022, the Company had cash of approximately $319,000. Together with the Company’s Equity Line with MacRab LLC, and current operational plan and budget, the Company believes that it has the potential to generate sufficient cash to maintain operations through the first quarter of 2023. However, actual results could differ materially from the Company’s projections.

Basis of Accounting and Presentation

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

1	Touchpoint – Revenue for the sale of a software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of software is shared between the customer and Touchpoint in accordance with an operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined..

Air Race Limited – There was no revenue for ARL during the three months ending March 31, 2022, however, approximately $720,000 (AUD 1,000,000) of deferred revenue has been recorded for the initial deposit for the air races scheduled in Australia. ARL is expected to start generating revenue when the air race series is expected to start in the third quarter of 2022.

The Company does not have off-balance sheet credit exposure related to its customers. As of March 31, 2022, one customer accounted for 95% of the accounts receivable and of December 31, 2021, two customers accounted for 100% of the accounts receivable. Three customers accounted for 100% of the revenue for the three months ended March 31, 2022, and one customer accounted for 100% of the revenue for the three months ended March 31, 2021.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended March 31, 2022 and 2021, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31	December 31
	2022	2021

Touchpoint software	$2,084	$2,084
Air Race Limited (intellectual property and accounting records)	79	79
GBT License	125	—
Less accumulated amortization	(2,103)	(2,072)
	185	91

Goodwill	419	419

Intangible assets, net	$604	$510

Note 4. Notes Payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of March 31, 2022, the counterparties had not demanded repayment of the promissory notes.

	Lender	General terms	Amount due at March 31, 2022	Amount due at December 31, 2021
1	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. In October 2021 the Company issued 10,855,047 shares of common stock, with a fair value of $54,275, as partial payment.	$208,225	$208,225
2	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc.. The balance owing as of December 31, 2021, is $85,000 and was repaid in full by cash on January 3, 2022.	$ —	$85,000
3	Geneva Roth Remark Holdings, Inc. Note #9	On August 3, 2021, the Company issued a convertible promissory note in the principal amount of $68,500 to Geneva Roth Remark Holdings, Inc.. The balance owing as of December 31, 2021, is $68,500 and was repaid in full by cash on February 3, 2022.	$ —	$68,500
4	Geneva Roth Remark Holdings, Inc. Note #10	On August 11, 2021, the Company issued a convertible promissory note in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The balance owing as of December 31, 2021, is $103,000 and was repaid in full by cash on February 8, 2022.	$—	$103,000
5	Geneva Roth Remark Holdings, Inc. Note #11	On September 10, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The balance owing was repaid in full by cash on March 15, 2022.	$ —	$55,000
6	Geneva Roth Remark Holdings, Inc. Note #12	On October 1, 2021, the Company issued a convertible promissory note in the principal amount of $88,000 to Geneva Roth Remark Holdings, Inc. The note is due October 1, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days	$88,000	$88,000
7	Quick Capital, LLC Loan #2	On December 10, 2021, the Company issued a convertible promissory note in the principal amount of $200,000 to Quick Capital, LLC. The note is due December 10, 2022, carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. On December 10, 2021 the Company issued 3,111,111 shares of common stock and 6,500,000 warrants, convertible into 6,500,000 shares of common stock at $0.02 per share, as loan commitment fees.	$200,000	$200,000
8	SBA – PPP loan	The Company has received an SBA PPP loan of $22,425 of which $10,417 has been forgiven. The balance of $12,008 is repayable, together with interest of 1% per annum, at $295 per month until paid in full.	$10,827	$11,713

	Lender	General terms	Amount due at March 31, 2022	Amount due at December 31, 2021
9	Glen Eagles Acquisition LP	On August 10, 2021, the Company issued a convertible promissory note in the principal amount of $126,500 to Glen Eagles LP. The note is due August 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock.	$16,750	$16,750
10	Glen Eagles Acquisition LP	On March 9, 2022 the Company borrowed $52,500 from Glen Eagles Acquisition LP and repaid $32,500, in cash, on March 15, 2022. The loans are unsecured and non-interest bearing.	$20,000	$ —
11	Mast Hill Fund LLP	On October 29, 2021, the Company issued a convertible promissory note in the principal amount of $810,000 to Mast Hill Fund LLP The note is due October 29, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock.	$810,000	$810,000
12	Mast Hill Fund LLP

On March 29, 2022, the Company issued a convertible promissory note in the principal amount of $625,000 to Mast Hill Fund LLP The note is due March 28, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On March 29, 2022 the Company issued 175,000,000 warrants, convertible into 175,000,000 shares of common stock at $0.002 per share until March 28, 2027, as loan commitment fees. The Company also issued 245,000,000 special warrants, convertible into 245,000,000 shares of common stock at $0.002 per share. These special warrants are additional security against default on repayment of the promissory note.

			$625,000	$ —
13	Talos Victory Fund, LLC	On November 3, 2021, the Company issued a convertible promissory note in the principal amount of $540,000 to Talos Victory Fund, LLC. The note is due November 3, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On November 3, 2021 the Company issued 10,144,953 shares of common stock and 15,810,000 warrants, convertible into 15,810,000 shares of common stock at $0.02 per share, as loan commitment fees.	$540,000	$540,000
	TOTAL Unamortized debt discount Notes payable, net of discounts		$2,518,802 950,400 $1,568,402	$2,186,188 676,644 $1,509,544

Note 5. Share Capital

Common Stock

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

Class B

The Company has designated 1,000,000 preferred shares as Class B Preferred Shares. Each Class B Preferred Share has a stated value of $1.00 per share and is convertible into one share of common stock any time after July 1, 2022.

Common Stock

Effective February 2, 2022, the Company amended its Articles of Incorporation increasing the number of authorized number of common stock from 750,000,000 to 1,750,000,000 with a par value of $0.0001.

During the three months ended March 31, 2022, the Company issued the following shares:

Class B Preferred Shares

●	321,000 shares of Class B Preferred Shares for cash consideration of $321,000

Class A Preferred Shares

●	10,000 shares of Class A Preferred Shares for cash consideration of $125,000

Common Stock

●	20,000,000 shares of common stock on conversion of 20,000 shares of Class A Preferred Shares

Stock Purchase Warrants

At March 31, 2022, the Company had reserved 241,647,727 shares of its common stock for the following outstanding warrants:

Outstanding as of January 1, 2021	—
Granted	72,814,394
Exchanged for common shares	(20,166,667)
Outstanding as of December 31, 2021	52,647,727
Granted	189,000,000
Outstanding as of March 31, 2022	241,647,727

During the three months ended March 31, 2022, 175,000,000 warrants were issued, which were issued as part of debt financings, and no warrants were exercised or forfeited. The Company also issued 14,000,000 warrants during the three months ended March 31, 2022 as consideration to Talos and Quick Capital to amend certain anti-dilution provisions of their previously held debt. The fair value of these warrants was recorded as a total debt discount of approximately $70,000.

During the three months ended March 31, 2022 the Company also issued 245,000,000 special warrants, and reserved the same number of shares of its common stock, to purchase shares of its common stock at $0.002 per share solely as part security in the event the Company defaults on certain borrowings which are due to be settled in full, either by repaying in cash or converting to shares of common stock, on or before March 28, 2023.

A summary of the weighted average inputs used in measuring the fair value of warrants issued during the year ended March 31, 2022 are as follows:

Strike price	$0.004
Term (years)	5.00
Volatility	150%
Risk free rate	2.54%
Dividend yield	—

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

There were no options issued in the three months ended March 31, 2022 and there were no options outstanding as at March 31, 2022.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the three months ended March 31, 2022, no common stock of the Company was issued under the 2018 Plan.

Note 7. Subsequent Events

Subsequent to March 31, 2022 Air Race Limited received a deposit on the Australian Air Race of AUS $ 1.0 million on May 6, 2022.

On April 11, 2022, the Company issued a convertible promissory note for $275,000 to Mast Hill that bears interest at 12% with an original issue discount of $27,500, that matures in one year from the date of issuance. In conjunction with the note, the Company also issued 75 million warrants at an exercise price of $0.004 exercisable for up to five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2021, as amended including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

As part of our effort to restore the WCAR, we engaged key operational staff which planned and staged the races for Red Bull and acquired certain rights to the Series. We have contacted previous host cities and have entered into agreements to host Air Race World Championships for the 2022 race season in the United Kingdom, Australia, Malaysia and Jakarta and are currently in discussions with two additional cities. On May 6, 2022, wet received the initial payment of AUD 1,000,000 (approximately US$720,000) due pursuant to the Host City Agreement entered into with respect to an Air Race World Championship event to be held in Lake Macquarie, Australia during 2022.

We are based in the United States of America and the United Kingdom.

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars, unaudited)

	Three Months Ended March 31,		Change
	2022	2021	Increase/ (decrease)	Percentage Change

Revenue	$30	$32	$(2)	(6.7)

Cost of revenue	31	139	(108)	(77.7)

Gross deficit	(1)	(108)	(107)	(99.1)

Operating expenses:

General and administrative	606	921	315	34.1

Total operating expenses	606	921	315	34.1

Loss from operations	(607)	(1,029)	(422)	(40.9)

Other (expense) income	(426)	(87)	(339)	(389.7)
Loss for the period	(1,033)	(1,116)	(83)	(7.3)

Net loss	$(1,033)	$(1,116)	(83)	(7.3)

Revenue: Revenue decreased by $2,000 to approximately $30,000 in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Gross Deficit: Gross deficit for the three months ended March 31, 2022 was approximately $1,000 as compared to $108,000 for the three months ended March 31, 2021, a reduction of approximately $107,000, due to reduced cost of revenue.

Operating Expenses: Operating expenses, including general and administrative expenses and depreciation were approximately $606,000 and $921,000 during the three months ended March 31, 2022 and 2021, respectively. The major decrease related to commissions and legal costs incurred in fundraising by the Company in the three months ended March 31, 2022 as compared to the costs incurred in the three months ended March 31, 2021.

Other (expense)income: The Company incurred interest and other costs totaling $426,000 in the three months ending March 31, 2022 compared other costs of $87,000 in the three months ended March 31, 2021. This was primarily attributable to in the three months ended March 31, 2022, to debt discount of $200,000and interest paid on loans of $166,000 .

Net Loss: Net loss for the three months ended March 31, 2022 was approximately $1,033,000 as compared to net loss of approximately $1,116,000 for the same period in 2021.

Liquidity and Capital Resources

Three Months Ended March 31, 2022 and March 31, 2021

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31, (in thousands, unaudited)
	2022	2021
Net cash flows from operations	(594)	(490)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	766	690

Net cash used by operating activities was approximately $594,000 for the three months ended March 31, 2022 as compared to net cash used in operating activities of approximately $490,000 for the same period in 2021 an increase of approximately 21.2%.

No cash was provided by or used in investing activities in either the three months ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities was approximately $766,000 for the three months ended March 31, 2022 as compared to $690,000 generated for the three months ended March 31, 2021.

At March 31, 2022, we had cash of approximately $319,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022, (the “2021 Form 10-K”) which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the SEC before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2022, we issued (i) 20,000,000 shares of common stock upon conversion of convertible preferred shares issued in 2021

The issuance of our shares upon conversion of the promissory notes described above was, in each case, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as the notes were originally issued in privately negotiated transactions with an accredited investor and not as a result of any public solicitation or advertisement. Further, no consideration was paid upon conversion of the Notes For information regarding shares issued or issuable upon conversion of convertible notes, please see the Notes 4 and 5 to our financial statements included in this Report.

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

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Standby Equity Commitment Agreement dated March 15, 2021, by and between the Company and the Investor (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2021)

10.2	Registration Rights Agreement dated March 15, 2021, by and between the Company and the Investor (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 22, 2021)

10.3	Common Stock Purchase Warrant dated March 15, 2021 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 22, 2021)

10.4	Host City Agreement dated March 28, 2022, between the Company and The Lake Macquarie Economic Development Company Limited.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHPOINT GROUP HOLDINGS, INC.

Date: May 23, 2022	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)