Form 10-Q
period 2022-06-30
Touchpoint Group Holdings Inc.
filed 2022-08-15
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 10, 2022, there were outstanding 792,742,780 shares of the registrant’s common stock, par value $0.0001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(in thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash	$16	$147
Accounts receivable, net	15	31
Prepaid compensation	92	367
Prepaid Air Race expenditure	966	490
Other current assets	46	41
	1,135	1,076
Current assets of discontinued operations	1	1
Total current assets	1,136	1,077

Fixed assets, net	555	354
Intangible assets, net	154	91
Goodwill	419	419
Non current assets of discontinued operations	5	5
Total assets	$2,269	$1,946

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$413	$339
Accrued expenses	702	534
Accrued compensation	196	277
Deferred revenue	750	20
Loans payable	1,909	1,510
Amount due to related parties	131	81
Share prepayment	60	60
Promissory notes, related parties	1,000	1,000
Current liabilities of continued operations	5,161	3,821
Current liabilities of discontinued operations	11	11
Total current liabilities	5,172	3,832

Total liabilities	5,172	3,832

Temporary Equity – redeemable common stock outstanding 33,946 shares	605	605

Stockholders’ Deficit
Preferred stock: $0.0001 par value, authorized 50,000,000; 409,000 shares issued and outstanding (2021 – 0)	41	—
Common stock: $0.0001 par value, authorized 1,750,000,000; 409,286,010 and 316,085,210 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	40	32
Additional paid-in capital	68,086	66,633
Accumulated deficit	(72,621)	(70,102)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(4,478)	(3,461)
Equity attributable to non-controlling interest	970	970
Total stockholders’ deficit	(3,508)	(2,491)

Total liabilities and stockholders’ deficit	$2,269	$1,946

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$1	$34	$31	$66

Cost of revenue:

Amortization of intangible assets	31	139	62	279
	31	139	62	279

Gross deficit	(30)	(105)	(31)	(213)

Expenses:
General and administrative	891	745	1,497	1,733

Loss from operations	(921)	(850)	(1,528)	(1,946)

Other income and expense:
Interest expense	(512)	(100)	(941)	(186)
Foreign exchange	(53)	—	(54)	(1)
Other (expense) income	—	(290)	4	(290)
Total other income and expenses	(565)	(390)	(991)	(477)

Loss for the period	(1,486)	(1,240)	(2,519)	(2,422)

Loss from discontinued operations	—	(50)	—	(50)
Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(1,486)	$(1,290)	$(2,519)	$(2,472)

Earnings per share

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	368,397	17,186	348,684	166,613

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(1,486)	$(1,290)	$(2,519)	$(2,472)

Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(1,486)	$(1,290)	$(2,519)	$2,472)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Equity

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	Temporary Equity		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interst	Total Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2020	34	$605	—	$—	129,290	$13	$63,551	$(64,907)	$(24)	$970	$(397)

Net loss	—	—	—	—	—	—	—	(1,182)	—	—	(1,182)
Issuance of shares on partial conversion of note payable	—	—	—	—	29,702	3	315	—	—	—	318
Issuance of shares for loan commitment	—	—	—	—	3,750	—	173	—	—	—	173
Issuance of shares for services	—	—	—	—	7,925	1	163	—	—	—	164
Issuance of shares for services to be provided	—	—	—	—	1,500	—	20	—	—	—	20

Balance March 31, 2021	34	605	—	—	172,167	17	64,222	(66,089)	(24)	970	(904)

Net loss	—	—	—	—	—	—	—	(1,182)	—	—	(1,182)
Issuance of shares for conversion of loans payable	—	—	—	—	29,702	3	315	—	—	—	318
Issuance of shares for loan commitment fees	—	—	—	—	3,750	—	173	—	—	—	173
Issuance of shares for financing commitment	—	—	—	—	1,500	—	26	—	—	—	26
Issuance of shares for services	—	—	—	—	7,925	1	163	—	—	—	164

Balance June 30, 2021	34	$605	—	$—	215,044	$21	$64,899	$(67,271)	$(24)	$970	$(1,405)

Balance January 01, 2022	34	$605	20	$—	316,086	$32	$66,633	$(70,102)	$(24)	$970	$(2,491)

Net loss	—	—	—	—	—	—	—	(1,033)	—	—	(1,033)
Issue of Class B preferred shares	—	—	321	32	—	—	289	—	—	—	321
Proceeds from issuance of Class A preferred shares and conversion to common shares	—	—	(10)	—	10,000	1	124	—	—	—	125
Conversion of Class A preferred shares to common shares	—	—	(10)	—	—	—	—	—	—	—	—
Warrants issued for financing commitments	—	—	—	—	—	—	409	—	—	—	409
Issuance of common shares for license agreement					10,000	1	124	—	—	—	125

Balance March 31, 2022	34	$605	321	$32	336,086	$34	$67,579	$(71,135)	$(24)	$970	$(2,544)

Net loss								(1,486)			(1,486)

Issue of Class B preferred shares			88	9			79				88
Issuance of common shares on cashless exercise of warrants		—	—	—	43,875	4	(4)	—	—	—	—
Issuance of common shares for partial settlement of amounts owed					16,000	2	18				20
Issuance of common shares for services provided					4,000		20				20
Warrants issued for financing commitments							394				394

Balance June 30, 2022	34	$605	409	$41	399,961	$40	$68,086	$(72,621)	$(24)	$970	$(3,508)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:

Net loss for the period	$(2,519)	$(2,472)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Shares issued for financing commitment	—	196
Fair value of warrants issued for financing commitment	—	117
Amortization of intangible assets	62	278

Shares issued for services to be provided	20	344
Non-cash interest	647	18
Amortization of shares issued for services	275	277
Changes in operating assets and liabilities:
Accounts receivable	16	(24)
Deferred revenue	750	10
Other assets	(482)	59
Settlement liability	—	290
Accounts payable and accrued expenses	161	76
Net cash flows from operating activities – continuing operations	(1,070)	(831)
Net cash flows from operating activities – discontinued operations	—	50
Net cash flows from operating activities	(1,070)	(781)

Cash used in investing activities:
Purchase of intangible assets	—	(8)
Purchase of fixed assets	(201)	—
Net cash flows from investing activities	(201)	(8)

Cash flows from financing activities:

Proceeds from issuance of preferred shares	534	—
Repayment of loans	(584)	(100)
Advances from related parties, net	50	(15)
Proceeds from loans	1,140	900
Net cash flows from financing activities	1,140	785
Decrease in cash during the period	(131)	(4)

Cash at beginning of the period	147	118

Cash at end of the period	$16	$114

Supplementary Information:

Non-cash financing transactions:
Interest paid	194	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company is primarily based in the United States of America and the United Kingdom

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

Note 2. Summary of Significant Accounting Policies

Liquidity and Capital Resources

The Company has incurred net losses and negative cash flows from operations which raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally financed these losses from the sale of equity securities and the issuance of convertible debt instruments.

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

Revenue Recognition – We recognize revenues from each business segment as described below:

— Continued operations

1	Touchpoint – Revenue for the sale of a software license is recognized when the customer has use of the services and has access to use the software. Revenue from the usage of software is shared between the customer and Touchpoint in accordance with an operator agreement. The Company also generates revenue through the development and deployment of customized customer apps based on its existing technologies. Based on the terms of the Operator Agreements, the Company recognizes revenue upon approval of the app and related design documents by the customer. Included within deferred revenue is amounts billed and/or collected from customer prior to achieving customer approval. The Company also recognizes revenue through hosting and maintenance fees billed to customers under the Operator Agreements and is eligible to receive a portion of revenues generated through the customer app, as defined.

2	WCAR – the Company anticipates recognizing the deferred revenue with host city arrangements upon the completion of the air race events.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended June 30, 2022 and 2021, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30	December 31
	2022	2021
	(unaudited)
Touchpoint software	$2,084	$2,084
Air Race Limited (intellectual property)	79	79
GBT License	125	—
Less accumulated amortization	(2,134)	(2,072)
	154	91
Goodwill	419	419
Intangible assets, net	$573	$510

Note 4. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. Such payments were not made and the parties are in negotiations to extend the maturity dates of the promissory notes. There can be no guarantee that commercially reasonable terms will agreed upon. As of June 30, 2022, the counterparties had not demanded repayment of the promissory notes.

Convertible Loans Payable

	Lender	General terms	Amount due at June 30, 2022	Amount due at December 31, 2021
1	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. In October 2021 the Company issued 10,855,047 shares of common stock, with a fair value of $54,275, as partial payment.	$208,225	$208,225
2	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on January 3, 2022.	$—	$85,000
3	Geneva Roth Remark Holdings, Inc. Note #9	On August 3, 2021, the Company issued a convertible promissory note in the principal amount of $68,500 to Geneva Roth Remark Holdings, Inc. The note is due August 3, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on February 3, 2022.	$—	$68,500
4	Geneva Roth Remark Holdings, Inc. Note #10	On August 11, 2021, the Company issued a convertible promissory note in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The note is due August 11, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on February 8, 2022.	$—	$103,000
5	Geneva Roth Remark Holdings, Inc. Note #11	On September 10, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due September 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on March 15, 2022.	$—	$55,000
6	Geneva Roth Remark Holdings, Inc. Note #12	On October 1, 2021, the Company issued a convertible promissory note in the principal amount of $88,000 to Geneva Roth Remark Holdings, Inc. The note is due October 1, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full on April 1, 2022.	$—	$88,000
7	Quick Capital, LLC Loan #2

On December 10, 2021, the Company issued a convertible promissory note in the principal amount of $200,000 to Quick Capital, LLC. The note is due December 10, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. On December 10, 2021 the Company issued 3,111,111 shares of common stock and 6,500,000 warrants, convertible into 6,500,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of June 30, 2022 is $200,000.

			$200,000	$200,000
8	SBA – PPP loan	The Company has received an SBA PPP loan of $22,425 of which $10,417 has been forgiven. The balance of $12,008 is repayable, together with interest of 1% per annum, at $295 per month until paid in full. The balance outstanding as of June 30, 2022 is $10,827.	$9,940	$11,713

9	Glen Eagles Acquisition LP	On August 10, 2021, the Company issued a convertible promissory note in the principal amount of $126,500 to Glen Eagles LP. The note is due August 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. During the year ended December 31, 2021 the Company issued 11,500,000 shares of common stock, with a fair value of $57,000 as a reduction of the promissory note. In addition, payments totaling $67,750 were made. The balance owing as of June 30, 2022 is $1,750.	$1,750	$16,750
10	Glen Eagles Acquisition LP	On February 7, 2022 the Company borrowed $75,000 from Glen Eagles Acquisition LP and repaid the same, in cash, on February 9, 2022. On March 9, 2022 the Company borrowed $52,500 from Glen Eagles Acquisition LP and repaid $32,500 , in cash, on March 15, 2022. The loans are unsecured and non-interest bearing. The balance owing was repaid in full on April 11, 2022.	$—	$—
11	Mast Hill Fund LLP

On October 29, 2021, the Company issued a convertible promissory note in the principal amount of $810,000 to Mast Hill Fund LLP The note is due October 29, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On October 29, 2021 the Company issued 10,855.047 shares of common stock and 28,065,000 warrants, convertible into 28,065,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of June 30, 2022 is $810,000.

			$810,000	$810,000
12	Mast Hill Fund LLP

On March 29, 2022, the Company issued a convertible promissory note in the principal amount of $625,000 to Mast Hill Fund LLP The note is due March 28, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On March 29, 2022 the Company issued 175,000,000 warrants, convertible into 175,000,000 shares of common stock at $0.002 per share until March 28, 2027, as loan commitment fees. The Company also issued 245,000,000 special warrants, convertible into 245,000,000 shares of common stock at $0.002 per share. These special warrants are only exercisable upon the event of a default of the note.

			$625,000	$—
13	Mast Hill Fund LLP

On April 11, 2022, the Company issued a convertible promissory note in the principal amount of $275,000 to Mast Hill Fund LLP The note is due April 11, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On April 11, 2022 the Company issued 75,000,000 warrants, convertible into 75,000,000 shares of common stock at $0.004 per share until April 11, 2027, as loan commitment fees. The Company also issued 105,000,000 special warrants, convertible into 105,000,000 shares of common stock at $0.002 per share. These special warrants are only exercisable upon the event of a default of the note .

			275,000	—
14	Mast Hill Fund LLP

On June 7, 2022, the Company issued a convertible promissory note in the principal amount of $225,000 to Mast Hill Fund LLP The note is due June 7, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On June 7, 2022 the Company issued 168,750,000 warrants, convertible into 168,750,000 shares of common stock at $0.0012 per share until March 28, 2027, as loan commitment fees. The Company also issued 262,500,000 special warrants, convertible into 262,500,000 shares of common stock at $0.0012 per share. These special warrants are only exercisable upon the event of a default of the note.

			225,000	—
15	Talos Victory Fund, LLC

On November 3, 2021, the Company issued a convertible promissory note in the principal amount of $540,000 to Talos Victory Fund, LLC. The note is due November 3, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On November 3, 2021 the Company issued 10,144,953 shares of common stock and 15,810,000 warrants, convertible into 15,810,000 shares of common stock at $0.02 per share, as loan commitment fees. Repayments totaling $40,000 have been made.

			$500,000	$540,000
	TOTAL Unamortized debt discount Notes payable, net of discounts		$2,854,915 946,237 $1,908,678	$2,186,188 676,644 $1,509,544

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

Common Stock

Effective February 2, 2022, the Company amended its Articles of Incorporation increasing the number of authorized shares of common stock from 750,000,000 to 1,750,000,000 with a par value of $0.0001.

During the six months ended June 30, 2022 the Company issued the following shares:

Class B Preferred Shares

●	409,000 shares of Class B Preferred Shares for cash consideration of $409,000

Class A Preferred Shares

●	10,000 shares of Class A Preferred Shares for cash consideration of $125,000

Common Stock

●	20,000,000 shares of common stock on conversion of 20,000 shares of Class A Preferred Shares
●	43,200,800 shares of common stock on cashless conversion of 43,875,000 warrants
●	16,000,000 shares of common stock, with a fair value of $19,200, for partial settlement of amounts owing
●	4,000,000 shares of common stock for services received with a fair value of $20,000

Stock Purchase Warrants

At June 30, 2022, the Company had reserved 441,522,727 shares of its common stock for the following outstanding warrants:

Outstanding as of January 1, 2021	—
Granted	72,814,394
Exchanged for common shares	(20,166,667)
Outstanding as of December 31, 2021	52,647,727
Granted	432,750,000
Exchanged for common shares	(43,875,000)
Outstanding as of June 30, 2022	441,522,727

During the six months ended June 30, 2022, 432,750,000 warrants were issued as part of debt financings, 43,875,000 warrants were exercised and no warrants were forfeited. The relative fair value of the warrants were recorded as a debt discountat issuance and is amortized over the life of the related debt.

During the six months ended June 30, 2022, the Company also issued 612,500,000 warrants, and reserved the same number of shares of its common stock, to purchase shares of its common stock at prices of $0.002 to $0.0012 per share solely as security in the event the Company defaults on certain borrowings which are due to be settled in full, either by repaying in cash or converting to shares of common stock, on or before June 7, 2023.

A summary of the weighted average inputs used in measuring the fair value of warrants issued during the six months ended June 30, 2022 are as follows:

Strike price	$0.004
Term (years)	5.0
Volatility	150%
Risk free rate	2.50%
Dividend yield	—

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

There were no options issued during the six months ended June 30, 2022 and there were no options outstanding as at June 30, 2022.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the six months ended June 30, 2022, no common stock of the Company was issued under the 2018 Plan.

Note 7. Subsequent events

Subsequent to June 30, 2022 the Company issued 182,427,044 shares of common stock for conversion $159,848 of debt principal and interest and issuance of 200,996,053 shares of common stock under exercise of cashless warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2021 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a holding company which, through our operating subsidiaries, is engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary Name	% Owned
● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd (Limited operations)	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc (discontinued operations)	100%
● Air Race Limited	100%
● AR Management GmbH	100%

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

Business update

The Company CEO, Mr. White stated, “We continue to make significant progress advancing our next generation fan engagement platform.   Specifically, we are now working with numerous fitness brands, celebrities and influencers. The customer response has been overwhelmingly positive, as our platform is specifically designed to bring fans closer to celebrities by providing access to proprietary content, livestream events, as well as exclusive merchandise.  To further enhance the platform and add new revenue streams, we are working towards integrating new blockchain machine learning capabilities designed for intuitive analytic feedback, thereby allowing for the creation of highly optimized content strategies both inside the Touchpoint platform and on social media.”

“Building on our core expertise in fan engagement, we announced last year our acquisition of Air Race World Championship (Air Race), a race format developed by Red Bull as the Red Bull Air Race. Since that time, we have been successful in signing multiple host-city agreements. However, given the prolonged impact and travel restrictions associated with the pandemic in addition to global financial market conditions, we made the strategic decision to postpone these events into early 2023, when we believe we can maximize the success and financial impact of these events.”

“Overall, we could not be more excited about the outlook for the business. For this reason, and based on feedback from investors, the Board of Directors made the strategic decision to forgo plans for a reverse split. While our goal remains to list on a senior U.S. stock exchange, we are also exploring a variety of strategic alternatives to maximize value for shareholders. Meanwhile, we remain focused on both advancing plans to launch Air Race in the new year, as well as accelerating the growth of our core Touchpoint fan engagement platform.”

For more information, see http://touchpointgh.com/

Results of Operations

Comparison of three months ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2022	2021	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$1	$34	$(33)	(99.0)

Cost of revenue	31	139	(108)	(77.7)

Gross deficit	(30)	(105)	(75)	(71.4)

Operating expenses:

General and administrative	891	745	146	20.0

Total operating expenses	891	745	146	20.0

Loss from operations	(921)	(850)	(71)	(8.4)

Other expense	(565)	(390)	(313)	(406.5)
Loss before income taxes	(1,486)	(1,240)	(246)	(19.8)

Total net loss	$(1,486)	$(1,240)	$(246)	(19.8)

Revenue:  Our revenue for the three months ended June 30, 2022, decreased by approximately $33,000 over the same period in 2021. The decrease was a result of the reduction in sales of software licenses during the three months ended June 30, 2022.

Gross Deficit:  Gross deficit for the three months ended June 30, 2022, was approximately $30,000 as compared to a deficit of $105,000 for the three months ended June 30, 2021, due primarily to the decrease in revenue and amortization of software.

Operating Expenses:  Operating expenses incurred during the three months ended June 30, 2022, were approximately $891,000, an increase of approximately $146,000 when compared to the approximate figure of $745,000 incurred in the three months ended June 30, 2021.

Net Loss:  Net loss for the three months ended June 30, 2022, was approximately $1,486,000 as compared to net loss of approximately $1,240,000 for the same period in 2021.

Comparison of six months ended June 30, 2022, and 2021

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2022	2021	Increase/ (decrease)	Percentage Change

Revenue	$31	$66	$(35)	(53.0)

Cost of revenue	62	279	(217)	(77.7)

Gross deficit	(31)	(213)	(182)	(85.4)

Operating expenses:

General and administrative	1,497	1,733	(236)	(13.6)

Total operating expenses	1,497	1,733	(236)	(13.6)

Loss from operations	(1,528)	(1,946)	(418)	(21.5)

Other expense	(991)	(477)	(805)	(81.2)
Loss for before discontinued operations	(2,519)	(2,442)	(387)	(18.2)

Net loss	$(2,519)	$(2,442)	$(387)	(18.2)

Revenue: Our revenue for the six months ended June 30, 2022, was approximately $31,000 as compared to approximately $66,000 for the six months ended June 30, 2021, a decrease of approximately $35,000. The decrease was due to the decrease in license sales in the second quarter.

Cost of Revenue: Cost of revenue was approximately $31,000 for the six months ending June 30, 2022, as compared to $279,000 for the six months ended June 30, 2021, a decrease of $217,000.

Gross Deficit: Gross deficit for the six months ended June 30, 2022, was approximately $31,000 as compared to a gross deficit of $213,000 for the six months ended June 30, 2021, a decrease in the deficit of approximately $182,000. The decrease was mainly due to the reduction in costs related to application revenue.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs for the six months ended June 30, 2022, were approximately $1,497,000 representing an increase of 13.6% over the charge for the same period in 2021. The increase was mainly due to the charge for the issue of warrants, calculated using Blacks Scholes.

Net Loss: Net loss for the six months ended June 30, 2022 was approximately $2,519,000 as compared to loss of approximately $2,472,000 for the same period in 2021.

Liquidity and Capital Resources

Six Months Ended June 30, 2022 and June 30, 2021

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30 (in thousands)
	2022	2021
Net cash flows from operations	(1,070)	(831)
Net cash flows from investing activities	(201)	(8)
Net cash flows from financing activities	1,140	785

Net cash used by operating activities of continuing operations increased to $1,070,000 for the six months ended June 30, 2022 from $831,000 for the same period in 2021.

Net cash used from investing activities was approximately $201,000 in the six months ended June 30, 2022, as compared to net cash used of $8,000 in the comparative period in 2021.

Net cash generated in financing activities was approximately $1,140,000 for the six months ended June 30, 2022, as compared to $785,000 for the six months ended June 30, 2021. The cash generated from financing activities in the six months ended June 30, 2022, was primarily from convertible loans raised from US funds, less repayment of a loan raised in 2021.

At June 30, 2022, the Company had cash of approximately $16,000.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed April 15, 2022, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, the Company issued shares of common stock as follows:

●	5,147,724 shares of common stock, with an aggregate fair value of $56,175, in settlement of principal and interest owing to Geneva Roth Remark Holdings, Inc,

●	800,000 shares of common stock, with a fair value of $22,800, for a commitment fee payable to Quick Capital, LLC under agreement dated April 2, 2021.

●	10,000,000 shares of common stock, with a fair value of $180,000, for services provided.

Class B Preferred Shares

●	409,000 shares of Class B Preferred Shares for cash consideration of $409,000

Class A Preferred Shares

●	10,000 shares of Class A Preferred Shares for cash consideration of $125,000

Common Stock

●	20,000,000 shares of common stock on conversion of 20,000 shares of Class A Preferred Shares

●	43,200,800 shares of common stock on cashless conversion of 43,875,000 warrants

●	16,000,000 shares of common stock, with a fair value of $19,200, for partial settlement of amounts owing

●	4,000,000 shares of common stock for services received with a fair value of $20,000

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

TOUCHPOINT GROUP HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)