Form 10-Q
period 2022-09-30
Touchpoint Group Holdings Inc.
filed 2022-11-18
CIK 225211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 08, 2022, there were outstanding 3,442,488,894 shares of the registrant’s common stock, par value $0.000001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(in thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash	$28	$147
Accounts receivable, net	15	31
Prepaid compensation	40	367
Other current assets	—	41
	83	586
Current assets of discontinued operations	1	491
Total current assets	84	1,077

Fixed assets, net	3	354
Intangible assets, net	44	12
Goodwill	419	419
Non current assets of discontinued operations	10	84
Total assets	$560	$1,946

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$383	$339
Accrued expenses	700	534
Accrued compensation	173	277
Deferred revenue	—	20
Loans payable	1,813	1,510
Amount due to related parties	131	81
Share prepayment	60	60
Promissory notes, related parties	500	1,000
Current liabilities of continued operations	3,760	3,821
Current liabilities of discontinued operations	761	11
Total current liabilities	4,521	3,832

Total liabilities	4,521	3,832

Temporary Equity – redeemable common stock outstanding 33,946 shares	605	605

Stockholders’ Deficit
Preferred stock: $0.0001 par value, authorized 50,000,000; 757,429 shares issued and outstanding (2021 – 0)	616	—
Common stock: $0.000001 par value, authorized 30,000,000,000; 1,831,412,364 and 316,085,210 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	69,058	66,664
Accumulated deficit	(75,188)	(70,102)
Accumulated other comprehensive loss	(24)	(24)
Total Touchpoint Group Holdings, Inc. stockholders’ deficit	(5,536)	(3,461)
Equity attributable to non-controlling interest	970	970
Total stockholders’ deficit	(4,566)	(2,491)

Total liabilities, temporary equity and stockholders’ deficit	$560	$1,946

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$2	$24	$33	$90

Cost of revenue:

Amortization of intangible assets	31	138	93	417
	31	138	93	417

Gross deficit	(29)	(114)	(60)	(327)

Expenses:
General and administrative	387	490	1,466	2,222

Loss from operations	(416)	(604)	(1,526)	(2,549)

Other income (expense):
Interest expense	(553)	(90)	(1,495)	(276)
Foreign exchange	—	—	(2)	(1)
Legal settlement expense	—	—	—	(290)
Other income	2	3	7	3
Total other expenses	(551)	(87)	(1,490)	(564)

Loss from continuing operations	(967)	(691)	(3,016)	(3,113)

Loss from discontinued operations	(1,600)	—	(2,070)	(50)

Net loss attributable to Touchpoint Group Holdings Inc. common stockholders	$(2,567)	$(691)	$(5,086)	$(3,163)

Earnings per share

Basic and diluted net loss per share - continuing operations	$(0.001)	$(0.004)	$(0.006)	$(0.018)

Basic and diluted net loss per share - discontinued operations	$(0.002)	$—	$(0.004)	$(0.000)

Weighted average number of shares outstanding
Basic and diluted	950,312	195,926	547,723	176,456

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(2,567)	$(691)	$(5,086)	$(3,163)

Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(2,567)	$(691)	$(5,086)	$(3,163)

See accompanying notes to unaudited condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statement of Equity

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	Temporary Equity		Preferred Stock			Common Stock		Subscription Receivable	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount

Balance December 31, 2020	34	$605		$		129,290	$1	$—	$63,563	$(64,907)	$(24)	$970	$(397)

Net loss										(1,182)			(1,182)

Issuance of shares on conversion of loans payable						29,702			318				318
Issuance of shares for loan commitment fees						3,750			173				173
Issuance of shares for services provided						7,925			164				164
Issuance of shares for services to be provided						1,500			20				20

Balance March 31, 2021	34	605			—	172,167	1	—	64,238	(66,089)	(24)	970	(904)

Net (loss)										(1,290)			(1,290)

Issuance of shares on conversion of loans payable						5,148			56				56
Issuance of shares for loan commitment fees						800			23				23
Issuance of shares for services provided						10,000			180				180
Fair value of warrants issued for financing commitment									117				117

Balance June 30, 2021	34	605	—		—	188,115	1	—	64,614	(67,379)	(24)	970	(1,818)

Net loss										(691)			(691)

Issuance of shares on conversion of loans payable						23,147			141				141
Issuance of shares for cash						1,241			11				11
Issuance fo shares for sale of stock						5,000		(90)	90				—

Balance September 30, 2021	34	$605	—		$—	217,503	$1	$(90)	$64,856	$(68,070)	$(24)	$970	$(2,357)

Balance December 31, 2021	34	$605	20		$—	316,086	$1		$66,664	$(70,102)	$(24)	$970	$(2,491)

Net loss										(1,033)			(1,033)

Issue of Class B preferred shares			321		32		—		289				321
Proceeds from issuance of Class A preferred shares and conversion to common shares			(10)			10,000			125				125
Conversion of Class A preferred shares to common shares			(10)			10,000							—
Warrants issued for financing commitments							—		409				409
Issuance of common shares for license agreement						10,000			125				125

Balance March 31, 2022	34	605	321		32	346,086	1		67,612	(71,135)	(24)	970	(2,544)

Net loss										(1,486)			(1,486)

Issuance of Class B preferred shares			88		9				79				88
Issuance of common shares on exercise of warrants						43,201							—
Issuance of shares on conversion of loans payable and accrued interest						16,000			20				20
Issuance of common shares for services provided						4,000			20				20
Warrants issued for financing commitments									394				394

Balance June 30, 2022	34	605	409		41	409,287	1		68,125	(72,621)	$(24)	970	(3,508)

Net loss										(2,567)			(2,567)

Issuance of Class B preferred shares			53		5				48				53
Issuance of Class C preferred shares			600		60				540				600
Issuance of common shares on conversion of Class B preferred shares			(305)		(30)	543,438			30				—
Issuance of common shares on exercise of warrants						49,738	—		—				—
Issuance of shares on conversion of loans payable and accrued interest						828,950	1		756				757
Warrants issued for financing commitments									99				99

Balance September 30, 2022	34	$605	757		$76	1,831,413	$2	$—	$69,598	$(75,188)	$(24)	$970	$(4,566)

See accompanying notes to condensed consolidated financial statements.

TOUCHPOINT GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:

Net loss for the period	$(3,016)	$(3,163)

Adjustment to reconcile net loss for the period to net cash flows from operating activities:
Shares issued for financing commitment	—	196
Fair value of warrants issued for financing commitment	—	117
Amortization of intangible assets	93	417
Loan discount	—	47
Shares issued for services to be provided	20	364
Shares issued for settlement of accrued interest	—	26
Non-cash interest	958	—
Amortization of shares issued for services	367	413
Changes in operating assets and liabilities:
Accounts receivable	16	90
Deferred revenue		(40)
Other assets	1	42
Settlement liability	—	195
Accounts payable and accrued expenses	109	253
Net cash flows from operating activities – continuing activities	(1,452)	(1,043)
Net cash flows from operating activities – discontinued activities	273	—
	(1,179)	(1,043)

Cash used in investing activities:

Purchase of fixed assets – discontinued operations	(201)
Purchase of intangible assets– discontinued operations	—	(78)
Net cash flows from investing activities – discontinued operations	(201)	(78)

Cash flows from financing activities:

Proceeds from issuance of preferred shares	462	11
Repayment of loans	(558)	(156)
Advances from related parties, net	50	47
Proceeds from loans	1,307	1,127
Net cash flows from financing activities	1,261	1,029
Decrease in cash during the period	(119)	(92)

Cash at beginning of the period	147	118

Cash at end of the period	$28	$26

Supplementary Information:

Non-cash financing transactions:
Interest paid	$221	$16
Issuance of shares on conversion of loans payable and accrued interest	$773	$515

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

TGHI acquired certain rights to the World Championship Air Race (“WCAR”) on September 20, 2021, through an asset purchase agreement for approximately $70,000. Management and all key operational staff for the WCAR joined Touchpoint’s wholly owned subsidiary, Air Race Limited (“ARL”), under long-term agreements. In addition, all key supplier, participating host city and participating team contracts were assumed by ARL. Due to current global financial and logistical conditions, we have made the difficult decision to cease all activity in Air Race Limited and designate it as a discontinued operation. As of September 30, 2022, liabilities associated with discontinued operations comprised of a $750,000 deposit for Air Races. Net loss from discontinued operations for the three and nine months ended September 30, 2022 comprised write offs of prepaid expenses, property and equipment, and intangible assets of approximately $970,000, $550,000, and $80,000, respectively, associated with WCAR.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine months ended September 30, 2022 and 2021, outstanding warrants and shares underlying convertible debt are antidilutive because of net losses, and as such, their effect was not included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30	December 31
	2022	2021
	(unaudited)
Touchpoint software	$2,084	$2,084

GBT License	125	—
Less accumulated amortization	(2,165)	(2,072)
	44	12
Goodwill	419	419
Intangible assets, net	$463	$431

Note 4. Notes payable

a) Promissory notes, related parties

The promissory notes due to Zhanming Wu ($500,000) and the Company’s CEO, Mark White ($500,000), both considered related parties, including accrued interest of 7% per annum from issuance, were due for repayment on August 31, 2019. During the three months ended September 30, 2022 the promissory for $500,000 due to Mark White was exchanged for $500,000 of Class C Preferred Shares. As of September 30, 2022, Mr. Wu had not demanded repayment of his promissory notes.

Convertible Loans Payable

	Lender	General terms	Amount due at September 30, 2022	Amount due at December 31, 2021
1	Bespoke Growth Partners Convertible Note #2	In November 2019, the Company issued a convertible promissory note in the original principal amount of $300,000 to Bespoke Growth Partners. The note was due on May 21, 2020, with an interest rate of 20% per annum. During the year ended December 31, 2020 the Company received proceeds under the note of $175,000. In October 2021 the Company issued 10,855,047 shares of common stock, with a fair value of $54,275, as partial payment.	$208,225	$208,225
2	Geneva Roth Remark Holdings, Inc. Note #8	On June 24, 2021, the Company issued a convertible promissory note in the principal amount of $85,000 to Geneva Roth Remark Holdings, Inc. The note is due June 24, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on January 3, 2022.	$—	$85,000
3	Geneva Roth Remark Holdings, Inc. Note #9	On August 3, 2021, the Company issued a convertible promissory note in the principal amount of $68,500 to Geneva Roth Remark Holdings, Inc. The note is due August 3, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on February 3, 2022.	$—	$68,500
4	Geneva Roth Remark Holdings, Inc. Note #10	On August 11, 2021, the Company issued a convertible promissory note in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The note is due August 11, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on February 8, 2022.	$—	$103,000
5	Geneva Roth Remark Holdings, Inc. Note #11	On September 10, 2021, the Company issued a convertible promissory note in the principal amount of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due September 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full by cash on March 15, 2022.	$—	$55,000
6	Geneva Roth Remark Holdings, Inc. Note #12	On October 1, 2021, the Company issued a convertible promissory note in the principal amount of $88,000 to Geneva Roth Remark Holdings, Inc. The note is due October 1, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a discount of 35% of the lowest trading price in the last 15 trading days. The balance owing was repaid in full on April 1, 2022.	$—	$88,000
7	Quick Capital, LLC Loan #2	On December 10, 2021, the Company issued a convertible promissory note in the principal amount of $200,000 to Quick Capital, LLC. The note is due December 10, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. On December 10, 2021 the Company issued 3,111,111 shares of common stock and 6,500,000 warrants, convertible into 6,500,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of September 30, 2022 was $200,000.	$200,000	$200,000
8	SBA – PPP loan	The Company has received an SBA PPP loan of $22,425 of which $10,417 has been forgiven. The balance of $12,008 is repayable, together with interest of 1% per annum, at $295 per month until paid in full. The balance outstanding as of September 30, 2022 is $9,053.	$9,053	$11,713

9	Glen Eagles Acquisition LP	On August 10, 2021, the Company issued a convertible promissory note in the principal amount of $126,500 to Glen Eagles LP. The note is due August 10, 2022 and has an interest rate of 10% per annum. The promissory note is convertible, at the option of the holder, after 180 days into common shares of the Company at a fixed price of $0.0125 per share of common stock. During the year ended December 31, 2021 the Company issued 11,500,000 shares of common stock, with a fair value of $57,000 as a reduction of the promissory note. In addition, payments totaling $67,750 were made. The balance owing as of September 30, 2022 is $1,750.	$1,750	$16,750
10	Mast Hill Fund LLP	On October 29, 2021, the Company issued a convertible promissory note in the principal amount of $810,000 to Mast Hill Fund LLP The note is due October 29, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On October 29, 2021 the Company issued 10,855.047 shares of common stock and 28,065,000 warrants, convertible into 28,065,000 shares of common stock at $0.02 per share, as loan commitment fees. The balance outstanding as of September 30, 2022 is $378,366.	$378,366	$810,000
11	Mast Hill Fund LLP	On March 29, 2022, the Company issued a convertible promissory note in the principal amount of $625,000 to Mast Hill Fund LLP The note is due March 28, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On March 29, 2022 the Company issued 175,000,000 warrants, convertible into 175,000,000 shares of common stock at $0.002 per share until March 28, 2027, as loan commitment fees. The Company also issued 245,000,000 special warrants, convertible into 245,000,000 shares of common stock at $0.002 per share. These special warrants are only exercisable upon the event of a default of the note.	$625,000	$—
12	Mast Hill Fund LLP	On April 11, 2022, the Company issued a convertible promissory note in the principal amount of $275,000 to Mast Hill Fund LLP The note is due April 11, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On April 11, 2022 the Company issued 75,000,000 warrants, convertible into 75,000,000 shares of common stock at $0.004 per share until April 11, 2027, as loan commitment fees. The Company also issued 105,000,000 special warrants, convertible into 105,000,000 shares of common stock at $0.002 per share. These special warrants are only exercisable upon the event of a default of the note .	$275,000	$—
13	Mast Hill Fund LLP	On June 7, 2022, the Company issued a convertible promissory note in the principal amount of $225,000 to Mast Hill Fund LLP The note is due June 7, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.002 per share of common stock. On June 7, 2022 the Company issued 168,750,000 warrants, convertible into 168,750,000 shares of common stock at $0.0012 per share until March 28, 2027, as loan commitment fees. The Company also issued 262,500,000 special warrants, convertible into 262,500,000 shares of common stock at $0.0012 per share. These special warrants are only exercisable upon the event of a default of the note.	$225,000	$—
14	Mast Hill Fund LLP

On July 18, 2022, the Company issued a convertible promissory note in the principal amount of $115,000 to Mast Hill Fund LLP The note is due July 18, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0012 per share of common stock. On June 7, 2022 the Company issued 95,840,000 warrants, convertible into 95,840,000 shares of common stock at $0.002 per share until July 18, 2027, as loan commitment fees. The Company also issued 95,840,000 special warrants, convertible into 95,840,000 shares of common stock at $0.0012 per share. These special warrants are additional security against default on repayment of the promissory note. The balance outstanding as of September 30, 2022 is $115,000.

			$115,000	$—
15	Mast Hill Fund LLP

On September 23, 2022, the Company issued a convertible promissory note in the principal amount of $71,000 to Mast Hill Fund LLP The note is due September 23, 2023, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0012 per share of common stock. On September 23, 2022 the Company issued 100,000,000 warrants, convertible into 100,000,000 shares of common stock at $0.0006 per share until September 23, 2027, as loan commitment fees. The Company also issued 100,000,000 special warrants, convertible into 100,000,000 shares of common stock at $0.0006 per share. These special warrants are additional security against default on repayment of the promissory note. The balance outstanding as of September 30, 2022 is $71,000.

			$71,000	$—
16	Talos Victory Fund, LLC	On November 3, 2021, the Company issued a convertible promissory note in the principal amount of $540,000 to Talos Victory Fund, LLC. The note is due November 3, 2022, and carries an OID of 10% and has an interest rate of 12% per annum. The promissory note is convertible, at the option of the holder, into common shares of the Company at a fixed price of $0.0125 per share of common stock. On November 3, 2021 the Company issued 10,144,953 shares of common stock and 15,810,000 warrants, convertible into 15,810,000 shares of common stock at $0.02 per share, as loan commitment fees. Repayments totaling $40,000 have been made.	$325,904	$540,000
	TOTAL Unamortized debt discount Notes payable, net of discounts		$2,434,298 621,724 $1,812,574	$2,186,188 676,644 $1,509,544

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

Class B

The Company has designated 1,000,000 preferred shares as Class B Preferred Shares. Each Class B Preferred Share has a stated value of $1.00 per share and is convertible into one share of common stock, equivalent to 65% of the trailing 15 day VWAP any time after July 1, 2022.

Class C

The Company has designated 600,000 preferred shares as Class C Preferred Shares. Each class C Preferred share has a stated value of $1.00 per share, is convertible into Common Shares at common share price of $0.0015 per share, and have voting rights, with common shareholders, of 8 votes per Class C Preferred Share.

Common Stock

Effective September 08, 2022, the Company amended its Articles of Incorporation increasing the number of authorized shares of common stock from 1,750,000,000 to 30,000,000,000 and reduced the par value of common stock to $0.000001.

During the nine months ended September 30, 2022, the Company issued the following shares:

Class C Preferred Shares

●	600,000 shares of Class C Preferred Shares in settlement for $600,000 of debt due to Directors: Mark White ($500,000) and Martin Ward ($100,000)

Class B Preferred Shares

●	462,000 shares of Class B Preferred Shares for cash consideration of $462,000

Class A Preferred Shares

●	10,000 shares of Class A Preferred Shares for cash consideration of $125,000

Common Stock

●	20,000,000 shares of common stock on conversion of 20,000 shares of Class A Preferred Shares
●	43,200,800 shares of common stock on cashless conversion of 43,875,000 warrants 10,000,000 shares of common stock issued for licensing agreement with fair value of $125,000.
●	16,000,000 shares of common stock, with a fair value of $19,200, for partial settlement of amounts owing

●	4,000,000 shares of common stock for services received with a fair value of $20,000

●	543,438,155 shares of common stock for conversion of 304,751 Class B Preferred Shares

●	828,950,146 shares of common stock, with fair value of $757,285 for partial settlement of amounts owing

●	49,738,053 shares of common stock on cashless conversion of 49,738,053 warrants

Stock Purchase Warrants

At September 30, 2022, the Company had reserved 625,608,673 shares of its common stock for the following outstanding warrants:

Outstanding as of January 1, 2021	—
Granted	72,814,394
Exchanged for common shares	(20,166,667)
Outstanding as of December 31, 2021	52,647,727
Granted	666,574,000
Exchanged for common shares	(93,613,054)
Outstanding as of September 30, 2022	625,608,673

During the nine months ended September 30, 2022, 666,574,000 warrants were issued as part of debt financings, 93,613,054 warrants were exercised and no warrants were forfeited. The relative fair value of the warrants was recorded as a debt discount at issuance and is amortized over the life of the related debt.  As a result of issuances during the quarter, an anti-dilution provision was triggered, increasing the number of warrants held by one party from 6,500,000 to 44,484,000 which were all exercised during the three months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company also issued 808,340,000 warrants, and reserved the same number of shares of its common stock, to purchase shares of its common stock at prices of $0.002 to $0.0006 per share solely as security in the event the Company defaults on certain borrowings which are due to be settled in full, either by repaying in cash or converting to shares of common stock, on or before September 23, 2023.

A summary of the weighted average inputs used in measuring the fair value of warrants issued during the nine months ended September 30, 2022 are as follows:

Strike price	$0.002
Term (years)	5.0
Volatility	150%
Risk free rate	3.00%
Dividend yield	—

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

There were no options issued during the nine months ended September 30, 2022 and there were no options outstanding as at September 30, 2022.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to provide additional incentives to the employees, directors and consultants of the Company to promote the success of the Company’s business. During the nine months ended September 30, 2022, no common stock of the Company was issued under the 2018 Plan.

Note 7. Subsequent Events

In the period from October 01, 2022 to November 17, 2022 convertible loan notes totaling $470,466 were converted into common stock totaling 1,748,822,857 shares of common stock.

On October 18, 2022, the Company issued a promissory note for a loan of $71,000. The loan is due October 18, 2023, has a 10% OID and accrues interest at 12%. The Company also issued a warrant for 100 million shares exercisable for five years at $0.0002 together with a special warrant for 100 million shares exercisable for five years at $0.0002. This special warrant is for loan security and is cancellable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2021 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a holding company which, through our operating subsidiaries, is engaged in media and digital technology, primarily in sports entertainment and related technologies that bring fans closer to athletes and celebrities.

Current Structure of the Company

The Company has the following subsidiaries:

Subsidiary Name	% Owned
● 123Wish, Inc. (considered dormant)	51%
● One Horizon Hong Kong Ltd (Limited operations)	100%
● Horizon Network Technology Co. Ltd	100%
● Love Media House, Inc (discontinued operations)	100%
● Air Race Limited (discontinued operations)	100%
● AR Management GmbH (discontinued operations)	100%

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

In 2021 and building on our core expertise in fan engagement, we announced last year the acquisition of Air Race World Championship (Air Race), a race format developed by Red Bull as the Red Bull Air Race. Since that time, we had been successful in signing some host-city agreements. Due to the current global financial and logistical conditions we have made the difficult decision to cease all activity in Air Race and designate it as discontinued operation. The management team failed to secure funds from contracted host cities that had committed to hold Air Race world championship events.

We continue to develop our core software business and are seeking new licensees for our Touchpoint Connect platform. In addition, we are exploring additional related applications that we anticipate will add revenue and value to our business.

For more information, see http://touchpointgh.com/

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations for the periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2022	2021	Increase/ (decrease)	Percentage Change
	(unaudited)
Revenue	$2	$24	$(22)	(92.0)

Cost of revenue	31	138	(107)	(77.5)

Gross deficit	(29)	(114)	(75)	(74.6)

Operating expenses:

General and administrative	387	490	(103)	(21.0)

Total operating expenses	387	490	(103)	(21.0)

Loss from operations	(416)	(604)	(188)	(31.1)

Other expense	(551)	(87)	464	533.3
Loss from continuing operations	(967)	(691)	276	39.9
Loss from discontinued operations	(1,600)	—	(1,600)	N/A

Total net loss attributable to Touchpoint Group Holdings, Inc.	$(2,567)	$(691)	$276	39.9

Revenue:  Our revenue for the three months ended September 30, 2022, decreased by approximately $22,000 over the same period in 2021. The increase was a result of an decrease in sales of software licenses during the three months ended September 30, 2022.

Gross Deficit:  Gross deficit for the three months ended September 30, 2022, was approximately $29,000 as compared to a deficit of $114,000 for the three months ended September 30, 2021, due primarily to the decrease in the amortization of software.

Operating Expenses:  Operating expenses incurred during the three months ended September 30, 2022, were approximately $387,000, a decrease of approximately $103,000 when compared to the approximate figure of $490,000 incurred in the three months ended September 30, 2021.

Net Loss:  Net loss from continuing operations for the three months ended September 30, 2022, was approximately $967,000 as compared to net loss from continuing operations of approximately $691,000 for the same period in 2021.

Comparison of nine months ended September 30, 2022, and 2021

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2022	2021	Increase/ (decrease)	Percentage Change

Revenue	$33	$90	$(57)	(63.3)

Cost of revenue	93	417	(324)	(77.7)

Gross deficit	(60)	(327)	(267)	(81.7)

Operating expenses:

General and administrative	1,466	2,222	(756)	(34.0)

Total operating expenses	1,466	2,222	(756)	(34.0)

Loss from operations	(1,526)	(2,549)	(1,023)	(40.1)

Other expense	(1,490)	(564)	926	164.2
Loss from continuing operations	(3,016)	(3,113)	(97)	(3.1)
Loss from discontinued operations	(2,070)	—	(2,070)	N/A

Total net loss attributable to Touchpoint Group Holdings, Inc.	(5,086)	(3,113)	2,167	69.6

Revenue: Our revenue for the nine months ended September 30, 2022, was approximately $33,000 as compared to approximately $90,000 for the nine months ended September 30, 2021, a decrease of approximately $57,000. The decrease was due to the decrease in license sales in the second quarter.

Cost of Revenue: Cost of revenue was approximately $93,000 for the nine months ending September 30, 2022, as compared to $417,000 for the nine months ended September 30, 2021, a decrease of $324,000.

Gross Deficit: Gross deficit for the nine months ended September 30, 2022, was approximately $60,000 as compared to a gross deficit of $327,000 for the nine months ended September 30, 2021, a decrease in the deficit of approximately $267,000. The decrease was mainly due to the reduction in the amortization costs related to application software.

Operating Expenses: Operating expenses, including general and administrative expenses, depreciation and acquisition costs for the nine months ended September 30, 2022, were approximately $1,466,000 representing an decrease of approximately $756,000over the charge for the same period of approximately $2,222,000 in 2021. The increase was mainly due to the charge for the issuance of warrants.

Net Loss: Net loss for continuing operations for the nine months ended September 30, 2022 was approximately $3,016,000 as compared to loss for continuing operations of approximately $3,113,000 for the same period in 2021.

Liquidity and Capital Resources

Nine Months Ended September 30, 2022 and September 30, 2021

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30 (in thousands)
	2022	2021
Net cash flows from operations	(1,179)	(1,043)
Net cash flows from investing activities	(201)	(78)
Net cash flows from financing activities	1,261	1,029

Net cash used by operating activities of continuing operations increased to $1,179,000 for the nine months ended September 30, 2022 from $1,043,000 for the same period in 2021.

Net cash used from investing activities was approximately $201,000 in the nine months ended September 30, 2022, as compared to net cash used of $78,000 in the comparative period in 2021.

Net cash generated in financing activities was approximately $1,261,000 for the nine months ended September 30, 2022, as compared to $1,029,000 for the nine months ended September 30, 2021. The cash generated from financing activities in the nine months ended September 30, 2022, was primarily from convertible loans raised from US funds, less repayment of a loan raised in 2021.

At September 30, 2022, the Company had cash of approximately $28,000.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular a lack of accounting personnel has resulted in an inability to segregate various accounting functions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company issued shares of common stock as follows:

●	5,147,724 shares of common stock, with an aggregate fair value of $56,175, in settlement of principal and interest owing to Geneva Roth Remark Holdings, Inc,

●	800,000 shares of common stock, with a fair value of $22,800, for a commitment fee payable to Quick Capital, LLC under agreement dated April 2, 2021.

●	10,000,000 shares of common stock, with a fair value of $180,000, for services provided.

Class B Preferred Shares

●	409,000 shares of Class B Preferred Shares for cash consideration of $409,000

Class A Preferred Shares

●	10,000 shares of Class A Preferred Shares for cash consideration of $125,000

Common Stock

●	20,000,000 shares of common stock on conversion of 20,000 shares of Class A Preferred Shares

●	43,200,800 shares of common stock on cashless conversion of 49,738,053 warrants

●	16,000,000 shares of common stock, with a fair value of $19,200, for partial settlement of amounts owing

●	4,000,000 shares of common stock for services received with a fair value of $20,000

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

TOUCHPOINT GROUP HOLDINGS, INC.

Date: November 18, 2022	By:	/s/ Mark White
Mark White
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Martin Ward
Martin Ward
Chief Financial Officer (principal financial officer and principal accounting officer)